Form 10-Q
period 1996-06-30
GLOBAL INDUSTRIES LTD
filed 1996-08-14
CIK 895663

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15  (d)  OF
THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1996


                  Commission File Number:  2-56600

                       Global Industries, Ltd.
       (Exact name of registrant as specified in its charter)
Louisiana                                                 72-1212563
(State or other jurisdiction of incorporation or organization)(I.R.S. Employer Identification No.)

107 Global Circle
P.O. Box 31936, Lafayette, LA                             70593-1936
(Address of principal executive offices)                  (Zip Code)
                           (318) 989-0000
        (Registrant's telephone number, including area code)

                                None
(Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                       X Yes    No

              APPLICABLE ONLY TO CORPORATE ISSUERS:

    The number of shares of the Registrant's Common Stock outstanding as of August 14, 1996 was 19,055,428.

                     Global Industries, Ltd.
                        Index - Form 10-Q


                             Part I

Item 1. Financial Statements - Unaudited
          Independent Accountants' Report                           3
          Consolidated Statements of Operations                     4
          Consolidated Balance Sheets                               5
          Consolidated Statements of Cash Flows                     6
          Notes to Consolidated Financial Statements                7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                         8


                             Part II

Item 1.   Legal Proceedings                                         12

Item 4.   Submission of Matters to a Vote of Security Holders       12

Item 6.   Exhibits and Reports on Form 8-K                          13

          Signatures                                                14


                PART I  -  FINANCIAL INFORMATION


Item 1. Financial Statements.


INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Shareholders of Global Industries, Ltd.

We have reviewed the condensed consolidated financial statements of Global Industries, Ltd. and subsidiaries, as listed in the accompanying index, as of June 30, 1996 and for the three-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based   on   our  review,  we  are  not  aware  of  any  material
modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Global Industries, Ltd. and subsidiaries as of March 31, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for year then ended (not presented herein); and in our report dated May 31, 1996, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to the Company's adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" effective April 1, 1993. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

August 2, 1996
New Orleans, Louisiana



                     Global Industries, Ltd.
              CONSOLIDATED STATEMENTS OF OPERATIONS
          (Dollars in thousands, except per share data)
                           (Unaudited)

                                         Quarter Ended June 30,
                                            1996         1995

Contract Revenues                        $ 50,332     $ 31,795

Cost of Contract Revenues                  37,979       23,073

Gross Profit                               12,353        8,722

Selling, General and Administrative         2,970        2,795
Expenses

Operating Income                            9,383        5,927

Other Income (Expense):
  Interest Expense                            (71)         (44)
  Other                                       137          673
                                               66          629

Income Before Income Taxes                  9,449        6,556

Provision for Income Taxes                  2,806        2,426

Net Income                          $       6,643  $     4,130

Weighted Average Common Shares
  Outstanding                          19,718,000   19,136,000

Net Income Per Share                $        0.34  $      0.22





         See Notes to Consolidated Financial Statements.
                     Global Industries, Ltd.
                   CONSOLIDATED BALANCE SHEETS
                     (Dollars in thousands)
                           (Unaudited)
                                            June 30,     March 31,
                                             1996          1996
ASSETS
Current Assets:
 Cash                                   $    12,117   $    5,430
 Escrowed funds, Pioneer                     18,289       16,189
 Receivables                                 43,355       39,610
 Prepaid expenses and other                   3,368        3,825
  Total current assets                       77,129       65,054

Escrowed Funds, Pioneer                       2,756        4,768
Property and Equipment, net                 134,325      126,295

Other Assets:
 Deferred charges, net                        6,380        5,453
 Other                                          968          956
  Total other assets                          7,348        6,409
    Total                                $  221,558   $  202,526

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt     $    1,048   $    1,048
Accounts payable                             24,097       19,364
Accrued liabilities                           5,731        4,020
Accrued profit-sharing                        3,865        3,465
Insurance payable                             3,256        2,893
  Total current liabilities                  37,997       30,790

Long-Term Debt                               25,038       21,144
Deferred Income Taxes                        15,898       14,898
Commitments and Contingencies

Shareholders' Equity:
Preferred stock                                  --           --
Common stock, issued and outstanding,
19,045,218,
18,936,039 shares, respectively                 190          189
Additional paid-in capital                   59,093       58,806
Retained earnings                            83,342       76,699
Total shareholders' equity                  142,625      135,694
    Total                               $   221,558   $  202,526



         See Notes to Consolidated Financial Statements.


                     Global Industries, Ltd.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Dollars in thousands)
                           (Unaudited)
                                              Quarter Ended June 30,
                                               1996         1995

Cash Flows From Operating Activities:
Net income                                    $6,643       $4,130
Adjustments to reconcile net income to
net cash provided
  by (used in) operating activities:
   Depreciation and amortization               3,549        2,542
   Deferred income taxes                       1,000          700
   Changes in operating assets and
    liabilities:
     Receivables                              (3,745)     (15,320)
     Prepaid expenses and other                  457       (3,116)
     Accounts payable and accrued              7,207       13,935
      liabilities

     Net cash provided by (used in)           15,111        2,871
          operating activities

Cash Flows From Investing Activities:
Additions to property and equipment          (10,810)     (10,990)
Additions to deferred charges                 (1,642)        (143)
Other                                            (95)         614

     Net cash (used in) investing            (12,547)     (10,519)
          activities

Cash Flows From Financing Activities:
Proceeds from exercise of employee               229           93
stock options
Net proceeds (repayment) of long-term          3,894         (106)
debt

     Net cash provided by (used in)            4,123          (13)
financing activities

Cash and Short-Term Investments:
Increase (Decrease)                            6,687       (7,661)
Beginning of period                            5,430       49,404
End of period                                $12,117      $41,743

Supplemental Cash Flow Information:
Interest paid, net of amount                 $    86      $    88
capitalized
Income taxes paid                                446           --



         See Notes to Consolidated Financial Statements.

                     Global Industries, Ltd.
     Notes To Consolidated Financial Statements (Unaudited)

1. Basis of Presentation - The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

In the opinion of management of the Company, all adjustments (such adjustments consisting only of a normal recurring nature) necessary for a fair presentation of the operating results for the interim periods presented have been included in the unaudited consolidated financial statements. Operating results for the quarter ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending March 31, 1997. These financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q, and the Company's audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

On June 20, 1996, the Board of Directors, subject to shareholder approval of an increase in the authorized number of shares of common stock, declared a two-for-one common stock split expected to be distributed in the form of a stock dividend by August 28, 1996 to shareholders of record on August 16, 1996. On August 7, 1996, the shareholders approved an amendment to the Company's Articles of Incorporation to increase the authorized number of shares of both common and preferred stock from 25,000,000 shares to 150,000,000 shares and 5,000,000 shares to 30,000,000 shares, respectively.

Supplementary net income per share for the three months ended June 30, 1996 and 1995, adjusted to give retroactive effect to the two-for-one common stock split, amounted to $0.17 and $0.11, respectively, based on weighted average common shares outstanding of 39,436,000 and 38,272,000.

The financial statements required by Rule 10-01 of Regulation S-X have been reviewed by independent public accountants as stated in their report included herein.

2. Commitments and Contingencies - The Company is a party in legal proceedings and potential claims arising in the ordinary course
of   business.   Management does not believe these  matters  will
materially   effect   the   Company's   consolidated    financial
statements.

The Company has under construction a 200-foot semi-submersible Swath (Small Waterplane Area Twin Hull) dive support vessel named the Pioneer estimated to cost approximately $24.0 million. The escrowed funds, Pioneer, at June 30, 1996, of $21.0 million, represent proceeds from the sale of ship bonds in September 1994, and will become available to the Company upon completion of the Pioneer. The Pioneer is expected to be available for service in September 1996.

As previously reported Aker Gulf Marine filed suit against the Company in the U.S. District Court, Western District of Louisiana, Lafayette Division in December of 1995 seeking $8.2 million in additional costs believed by it to be owed because of change orders during construction and $5.0 million for disruption, acceleration and delay damages. In August 1996 the Company reached an agreement with Aker Gulf Marine, and took possession of the Pioneer which is now located at the Company's facility in Amelia, Louisiana where construction and equipping of the vessel will be completed. Under the terms of the agreement the Company has been given clear title to the Pioneer in exchange for $3.2 million and the posting of a $4.5 million bond in favor of Aker Gulf Marine. Such amounts and release of the vessel are without prejudice to each company's rights to pursue claims against the other in pending litigation or otherwise. The Company does not believe that Aker Gulf Marine's claims are valid and is vigorously defending against them and does not believe that ultimate resolution of the claims will have a material adverse impact on the Company's financial statements.



Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

The following discussion should be read in conjunction with the Company's unaudited consolidated financial statements for the periods ended June 30, 1996 and 1995 and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

Although the Company has been expanding its international operations, 77% of the Company's contract revenues in fiscal 1996 and 73% in the first quarter of fiscal 1997 were derived from work in the U.S. Gulf of Mexico. The offshore marine construction industry in the Gulf of Mexico is highly seasonal as a result of weather conditions and the timing of capital expenditures by oil and gas companies. Historically, a substantial portion of the Company's services has been performed during the period from June through November. As a result, a disproportionate portion of the Company's contract revenues, gross profit and net income is generally earned during the second (July through September) and third (October through December) quarters of its fiscal year. The following table documents the seasonal nature of the Company's operations by presenting the weighted average percentage of contract revenues, gross profit and net income contributed by each fiscal quarter for the past three fiscal years.

                                                Quarter Ended
                                    June 30, Sept. 30,  Dec. 31, March 31,

Contract revenues, three year average  22 %    34 %       26 %    18 %
Gross profit, three year average       20      41         28      11
Net  income,  three year average       18      44         28      10

The Company expanded its operations offshore West Africa during the first half of fiscal 1996. Strong demand in this market during the fourth quarter of fiscal 1996 resulted in the fourth quarter of fiscal 1996 making a significantly greater contribution to the year's contract revenues, gross profit and net income than historically, which has a significant impact on the three year averages shown above.


Results of Operations

The following table sets forth for the periods indicated the Company's statements of operations expressed as a percentage of contract revenues.
                                               Quarter Ended
                                                  June 30,
                                               1996       1995
Contract revenues                             100.0 %    100.0 %
Cost of contract revenues                     (75.5)     (72.6)
Gross profit                                   24.5       27.4
Selling, general and administrative expenses   (5.9)      (8.8)
Interest expense                               (0.1)      (0.0)
Other income (expense), net                     0.3        2.0
Income before income taxes                     18.8       20.6
Provision for income taxes                     (5.6)      (7.6)
Net income                                     13.2 %     13.0%


First Quarter Fiscal 1997 Compared to First Quarter Fiscal 1996

Contract Revenues. Contract revenues for the first quarter of fiscal 1997 of $50.3 million were $18.5 million or 58% higher than the $31.8 million recorded in the first quarter of fiscal 1996. The improved revenue performance reflects the benefits of international operations and stronger demand for Gulf of Mexico derrick and diving services in the current quarter as compared to the fiscal 1996 period. International operations commenced during the second quarter of fiscal 1996 and did not contribute to contract revenues during the first quarter of fiscal 1996. These increases were partially offset by a decline in the Company's Gulf of Mexico pipeline services during the current quarter as compared to the same period in fiscal 1996. Barge days employed were 332 in the first quarter of fiscal 1997 compared with 268 days in the 1996 period. Liftboat and DSV days of 1,320 in the most recent period were higher than the 961 days during the year earlier period. Diver days totaled 3,545 in the first quarter of fiscal 1997 compared with 2,372 a year earlier.

Depreciation and Amortization. Depreciation and amortization expenses, including amortization of drydocking costs, were $3.5 million in the first quarter of fiscal 1997 compared to $2.5 million a year earlier. The increase was principally attributable to increased utilization of the upgraded Chickasaw and the Hercules, both of which are depreciated on a units-of-production basis.

Gross Profit. Gross profit for the first quarter of fiscal 1997 of $12.4 million was 42% higher than the $8.7 million gross profit for the same quarter a year earlier. The gross profit increase was primarily attributable to the increases in international and derrick services, partially offset by lower than normal gross profit from pipeline installation services. Gross profit as a percent of contract revenues declined for the current period to 24.5% as compared to 27.4% for the same quarter a year earlier, primarily due to the lower pipeline installation revenues and resulting lower gross profit margins in that area.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the first quarter of fiscal 1997 were $3.0 million, 6% higher than the $2.8 million expense for the same quarter a year earlier. A provision for retirement and incentive compensation plan expense of $0.4 million was recorded in the first quarter 1997, compared to $1.0 million for the same period a year earlier. Of the current period provision, $0.2 million was included in selling, general and administrative expense in the 1997 quarter, compared to $0.3 million for the same period a year earlier. The increase in Selling, General and Administrative expense largely reflects the cost of staff added in order to manage the Company's expansion.

Other Income (Expense). Interest expense, net of $0.2 million of capitalized interest cost, was less than $0.1 million in the current quarter compared to less than $ 0.1 million in the same quarter a year earlier. Other income (expense) in the current quarter of $0.1 million was lower than the $0.7 million reported a year earlier largely because the Company had lower balances available for investment.

Net Income. Net income for the first quarter of fiscal 1997 totaled $6.6 million, an increase of 61% from $4.1 million in the same quarter a year earlier. The Company's effective income tax rate declined from 37.0% in the first quarter of fiscal 1996 to 29.7% in the current quarter, reflecting the benefit of a lower effective tax rate for the Company's international operations.


Liquidity and Capital Resources

While the Company generated positive net cash from operations during the past three fiscal years, first quarter operations have typically consumed cash due to the seasonality of the Company's business. During the first quarter of fiscal 1997, however, operations contributed $15.1 million of cash, which together with $4.1 million provided by financing activities, funded investing activities (principally capital expenditures) of $12.5 million. The funds provided by financing activities represent draws against the Company's revolving line of credit. Working capital increased $4.9 million during the quarter as increases in cash, accounts receivable, and escrowed funds of $6.7 million, $3.7 million, and $2.1 million respectively, offset the increases in accounts payable, accrued liabilities, and insurance payable of $4.7 million, $2.1 million, and $0.4 million, respectively, and the $0.5 million decrease in other prepaid expenses.

Capital expenditures during the first quarter included the costs of construction of two liftboats of $2.9 million and construction of the Pioneer of $2.1 million. In August 1996 the Company reached an agreement with Aker Gulf Marine, and took possession of the Pioneer which is now located at the Company's facility in Amelia, Louisiana where construction and equipping of the vessel will be completed. Sea trials are expected to occur in September in time to have the vessel ready for operation for the coming winter season in the Gulf of Mexico. Under the terms of the agreement, the Company has been given clear title to the Pioneer in exchange for $3.2 million and the posting of a $4.5 million bond in favor of Aker Gulf Marine. Such amounts and release of the vessel are without prejudice to each company's rights to pursue claims against the other in pending litigation or otherwise. See "Item 1. Legal Proceedings" included in Part II of this Form 10-Q for additional information. The fully equipped cost for the Pioneer is estimated at $24.0 million. In September 1994 the Company sold $20.9 million of MARAD guaranteed ship bonds in connection with financing the cost of constructing and outfitting the Pioneer. These funds are currently held in escrow by MARAD and will be available to the Company upon completion of the vessel.

In July 1996, the Company completed its previously announced acquisition of Norman Offshore Pipelines, Inc. The purchase price was funded from available cash and from draws against the Company's revolving line of credit. Long-term debt outstanding at June 30, 1996, includes $22.1 million of Ship Bonds issued under the authority of MARAD. The Ship Bonds mature in 2003, 2005 and 2020, carry interest rates of 9.15%, 8.75% and 8.30% per annum, respectively, and require aggregate semi-annual payments of $0.5 million, plus interest. The agreements pursuant to which the Ship Bonds were issued contain certain covenants, including the maintenance of minimum working capital and net worth requirements, which, if not met, result in additional convenants that restrict the operations of the Company and its ability to pay cash dividends. The Company is currently in compliance with these covenants.

The Company maintains a $50.0 million revolving line of credit ("Loan Agreement") with a commercial bank. The Loan Agreement allows for a maximum draw at any one time of $25.0 million for general corporate purposes and $40.0 million for construction or renovation of vessels, provided that the aggregate outstanding principal amount shall never exceed $50.0 million. The revolving credit facility of the Loan Agreement is available until January 1, 1998, at which time the amount then outstanding becomes due and payable. Interest accrues at LIBOR plus 1.8% (7.2375% at June 30, 1996) and is payable monthly. Continuing access to the revolving line of credit is conditioned upon the Company remaining in compliance with the covenants of the Loan Agreement, including the maintenance of certain financial ratios. At June 30, 1996, $4.0 million was outstanding under the Loan Agreement and the Company was in compliance with the covenants contained therein.

On April 10, 1996, the Company received authorization to issue United States Guaranteed Ship Financing Bonds in connection with the construction of two liftboats, a launch barge, and a cargo barge. The Ship Bonds, issued August 7, 1996, totaled $20.3 million, mature in 2021 and carry an interest rate of 7.25% per annum.

Funds available under the Company's credit facility and MARAD financings, combined with available cash, and cash generated from operations, are expected to provide sufficient funds for the Company's operations, scheduled debt retirement, planned capital expenditures, and working capital needs for the foreseeable future.


                   PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

The Company is involved in various routine legal proceedings primarily involving claims for personal injury under the General Maritime Laws of the United Sates and Jones Act as a result of alleged negligence. The Company believes that the outcome of all such proceedings, even if determined adversely, would not have a material adverse effect on its consolidated financial statements.

As previously reported Aker Gulf Marine filed suit against the Company in the U.S. District Court, Western District of Louisiana, Lafayette Division in December 1995 seeking $8.2 million in additional costs believed by it to be owed because of change orders during construction and $5.0 million for disruption, acceleration and delay damages. In August 1996 the Company reached an agreement with Aker Gulf Marine, and took possession of the Pioneer which is now located at the Company's facility in Amelia, Louisiana where construction and equipping of the vessel will be completed. Under the terms of the agreement the Company has been given clear title to the Pioneer in exchange for $3.2 million and the posting of a $4.5 million bond in favor of Aker Gulf Marine. Such amounts and release of the vessel are without prejudice to each company's rights to pursue claims against the other in pending litigation or otherwise. The Company does not believe that Aker Gulf Marine's claims are valid and is vigorously defending against them and does not believe that ultimate resolution of the claims will have a material adverse impact on the Company's financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders

The 1996 Annual Meeting of Shareholders of the Company was held on August 7, 1996. At such meeting, each of the following persons listed below, all of whom were incumbent directors, were elected to the Board of Directors of the Company for a term ending at the Company's 1997 Annual Meeting of Shareholders. The number of votes cast with respect to the election of each such person is set forth opposite such person's name.

  Name of Director                  Number of Votes Cast
                                                 Broker
                          For       Withhold    Non-Vote    Abstain
William J.Dore        14,106,229     133,424       0          0
Michael J.Pollock     14,106,427     133,226       0          0
James C. Day          14,217,965      21,688       0          0
Edward P.Djerejian    14,217,945      21,708       0          0
Myron J.Moreau        14,219,227      20,426       0          0


At the 1996 Annual Meeting of Shareholders, the Company's shareholders voted for (1) an amendment to the Company's 1992 Stock Option Plan, which increased the number of shares authorized for issuance thereunder from 1.8 million to 2.4 million shares of Common Stock of the Company and (2) an amendment to the Company's Amended and Restated Articles of Incorporation which increases the number of authorized shares of Preferred Stock to 30.0 million and the number of authorized shares of Common Stock to 150.0 million. The number of votes cast with respect to each proposal is set forth below:

                               Number of Votes Cast
                                                               Broker
                    For        Against   Abstain   Withhold   Non-Vote

Amendment to     10,168,845  2,845,618    13,221      0         0
Option Plan

Amendment to     12,486,102  1,708,827    42,724      0         0
Amend and
Restate
Articles
of
Incorporation



Item 6.  Exhibits and Reports on Form 8-K
      (a) Exhibits:
          No.15, Letter re: unaudited interim financial information. No.27, Financial Data Schedules.
      (b) Reports on Form 8-K - None.



                            Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GLOBAL INDUSTRIES, LTD.


                              By:  /s/ MICHAEL J. POLLOCK
                              ___________________________________
                                    Michael J. Pollock
                            Vice President, Chief Financial Officer
                          (Principal Financial and Accounting Officer)

August 14, 1996






                                                       EXHIBIT 15




August 13, 1996

Global Industries, Ltd.
107 Global Circle
Lafayette, Louisiana 70503

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Global Industries, Ltd. and subsidiaries for the periods ended June 30, 1996 and 1995, as indicated in our report dated August 2, 1996; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended June
30,  1996, is incorporated by reference in Registration Statement
Nos. 33-58048 and 33-89778 on Form S-8.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.



DELOITTE & TOUCHE LLP

New Orleans, Louisiana