Form 10-Q
period 1996-09-30
GLOBAL INDUSTRIES LTD
filed 1996-11-14
CIK 895663

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15  (d)  OF
           THE  SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1996


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

              APPLICABLE ONLY TO CORPORATE ISSUERS:

    The number of shares of the Registrant's Common Stock outstanding as of October 31, 1996 was 38,123,528.

                     Global Industries, Ltd.
                        Index - Form 10-Q


                             Part I

Item 1.   Financial Statements - Unaudited
          Independent Accountants' Report                           3
          Consolidated Statements of Operations                     4
          Consolidated Balance Sheets                               5
          Consolidated Statements of Cash Flows                     6
          Notes to Consolidated Financial Statements                7

Item 2.   Management's Discussion and Analysis of Financial
          Condition
          and Results of Operations                                 9


                             Part II

Item 1.   Legal Proceedings                                         14

Item 4.   Submission of Matters to a Vote of Security Holders       14

Item 6.   Exhibits and Reports on Form 8-K                          15

          Signature                                                 16



                PART I  -  FINANCIAL INFORMATION


Item 1. Financial Statements.


INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Shareholders of Global Industries, Ltd.

We have reviewed the condensed consolidated financial statements of Global Industries, Ltd. and subsidiaries, as listed in the accompanying index, as of September 30, 1996 and for the three-month and six-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Global Industries, Ltd. and subsidiaries as of March 31, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated May 31, 1996, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to the Company's adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" effective April 1, 1993. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

October 25, 1996
New Orleans, Louisiana


                      Global Industries, Ltd.
               CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars in thousands, except per share data)
                            (Unaudited)


                                 Quarter Ended      Six Months Ended
                                 September 30,        September 30,
                                1996      1995       1996      1995

Contract Revenues             $ 72,431   $45,362    $122,763   $77,157

Cost of Contract Revenues       50,647    29,821      88,626    52,894

Gross Profit                    21,784    15,541      34,137    24,263

Selling, General and
Administrative
 Expenses                        3,594     3,006       6,564     5,801

Operating Income                18,190    12,535      27,573    18,462

Other Income (Expense):
 Interest Expense                 (382)      (43)       (453)      (87)
 Other                              69       521         206     1,194
                                  (313)      478        (247)    1,107

Income Before Income Taxes      17,877    13,013      27,326    19,569

Provision for Income Taxes       5,360     4,815       8,166     7,241

Net Income                    $ 12,517   $ 8,198    $ 19,160   $12,328

Weighted Average Common
Shares
Outstanding                 39,567,000   38,412,000 39,476,000  38,348,000


Net Income Per Share          $    .32   $   .21     $    .49   $  .32


          See Notes to Consolidated Financial Statements.
                     Global Industries, Ltd.
                   CONSOLIDATED BALANCE SHEETS
                     (Dollars in thousands)
                           (Unaudited)
                                           September 30,    March 31,
                                               1996         1996
ASSETS
Current Assets:
 Cash                                      $   6,337      $   5,430
 Escrowed funds, bond proceeds                32,302         16,189
 Receivables                                  54,782         39,610
 Prepaid expenses and other                    3,041          3,825
  Total current assets                        96,462         65,054

Escrowed Funds, Bond Proceeds                  9,190          4,768
Property and Equipment, net                  158,228        126,295

Other Assets:
 Deferred charges, net                         8,007          5,453
 Other                                         3,000            956
  Total other assets                          11,007          6,409
    Total                                  $ 274,887        202,526

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt       $   2,260      $   1,048
Accounts payable                              28,938         19,364
Accrued liabilities                            7,312          4,020
Accrued profit-sharing                         4,875          3,465
Insurance payable                              2,837          2,893
  Total current liabilities                   46,222         30,790

Long-Term Debt                                54,962         21,144
Deferred Income Taxes                         17,898         14,898
Commitments and Contingencies

Shareholders' Equity:
Preferred stock                                   --             --
Common stock, issued and outstanding,
38,123,528 and 37,808,224 shares, respectively   381            378
Additional paid-in capital                    59,754         58,806
Retained earnings                             95,670         76,510
Total shareholders' equity                   155,805        135,694
    Total                                   $274,887       $202,526



         See Notes to Consolidated Financial Statements.
                     Global Industries, Ltd.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Dollars in thousands)
                           (Unaudited)
                                                 Six Months Ended
                                                  September 30,
                                               1996           1995

Cash Flows From Operating Activities:
Net income                                   $ 19,160       $ 12,328
Adjustments to reconcile net income to
net cash provided
  by (used in) operating activities:
   Depreciation and amortization                8,233          5,530
   Deferred income taxes                        3,000          1,700
   Other                                           12             --
   Changes in operating assets and
   liabilities
    (net of acquisitions):
     Receivables                              (10,820)       (27,962)
     Prepaid expenses and other                 1,382         (3,790)
     Accounts payable and accrued               8,867         11,244
     liabilities

     Net cash provided by (used in)            29,834           (950)
     operating activities

Cash Flows From Investing Activities:
Additions to property and equipment           (31,309)       (20,318)
Escrowed funds, bond proceeds                 (20,535)           301
Acquisition of business, net of cash           (5,981)            --
acquired
Additions to deferred charges                  (4,170)          (235)
Other                                              91            276

     Net cash (used in) investing             (61,904)       (19,976)
     activities

Cash Flows From Financing Activities:
Proceeds from exercise of employee                833            125
stock options
Proceeds from issuance of long-term            33,328             --
debt
Repayment of long-term debt                    (1,184)          (106)

     Net cash provided by financing            32,977             19
     activities

Cash:
Increase (Decrease)                               907        (20,907)
Beginning of period                             5,430         49,404
End of period                                $  6,337       $ 28,497

Supplemental Cash Flow Information:
Interest paid, net of amount                 $    393       $     87
capitalized
Income taxes paid                               2,572          2,029

         See Notes to Consolidated Financial Statements.



                     Global Industries, Ltd.
     Notes To Consolidated Financial Statements (Unaudited)

1. Basis of Presentation - The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The results of operations of Norman Offshore Pipelines, Inc. since its acquisition on July 1, 1996, are included in the accompanying financial statements.

In the opinion of management of the Company, all adjustments (such adjustments consisting only of a normal recurring nature) necessary for a fair presentation of the operating results for the interim periods presented have been included in the unaudited consolidated financial statements. Operating results for the periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending March 31, 1997. These financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q, and the Company's audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

On June 20, 1996, the Board of Directors, subject to shareholder approval of an increase in the authorized number of shares of common stock, declared a two-for-one common stock split distributed in the form of a stock dividend on August 28, 1996 to shareholders of record on August 16, 1996. On August 7, 1996, the shareholders approved an amendment to the Company's Articles of Incorporation to increase the authorized number of shares of both common and preferred stock from 25,000,000 shares to 150,000,000 shares and 5,000,000 shares to 30,000,000 shares, respectively. The accompanying 1995 financial statements have been restated to reflect the above noted August 1996 stock split as well as a previous two-for-one common stock split effected during January 1996.

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

The Company has under construction a 200-foot semi-submersible Swath (Small Waterplane Area Twin Hull) dive support vessel named the Pioneer estimated to cost approximately $24.0 million. Included in escrowed funds, bond proceeds, at June 30, 1996, is $21.0 million, representing proceeds from the sale of ship bonds in September 1994, which will become available to the Company upon completion and delivery of the Pioneer. The Pioneer has undergone sea trials and is expected to be available for service during November 1996.

As previously reported Aker Gulf Marine filed suit against the Company in the U.S. District Court, Western District of Louisiana, Lafayette Division in December of 1995 seeking $8.2 million in additional costs believed by it to be owed because of change orders during construction and $5.0 million for disruption, acceleration and delay damages. In August 1996 the Company reached an agreement with Aker Gulf Marine, and took possession of the Pioneer which was relocated to the Company's facility in Amelia, Louisiana where construction and equipping of the vessel was completed. Under the terms of the agreement the Company has been given clear title to the Pioneer in exchange for a $3.2 million payment and the posting of a $4.5 million bond in favor of Aker Gulf Marine. Such amounts and release of the vessel are without prejudice to each company's rights to pursue claims against the other in pending litigation or otherwise. The Company does not believe that Aker Gulf Marine's claims are valid and is vigorously defending against them and does not believe that ultimate resolution of the claims will have a material adverse impact on the Company's consolidated financial statements.

On April 10, 1996, the Company received authorization to issue United States Guaranteed Ship Financing Bonds in connection with the construction of two liftboats, a launch barge, and a cargo barge. The Ship Bonds, issued August 7, 1996, totaled $20.3 million, mature in 2022 and carry an interest rate of 7.25% per annum. The proceeds from the issuance of the bond are included in escrowed funds, bond proceeds and will be available to the Company upon completion and delivery of the liftboats and barges.

The   Company  estimates  that  the  cost  to  complete   capital
expenditure projects in progress at September 30, 1996 will be $88 million, including $55 million for the upgrade of the Hercules.


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

The following discussion should be read in conjunction with the Company's unaudited consolidated financial statements for the periods ended September 30, 1996 and 1995 and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

Although the Company has been expanding its international operations, 77% of the Company's contract revenues in fiscal 1996 and the first six months of fiscal 1997 were derived from work in the U.S. Gulf of Mexico. The offshore marine construction industry in the Gulf of Mexico is highly seasonal as a result of weather conditions and the timing of capital expenditures by oil and gas companies. Historically, a substantial portion of the Company's services has been performed during the period from June through November. As a result, a disproportionate portion of the Company's contract revenues, gross profit and net income is generally earned during the second (July through September) and third (October through December) quarters of its fiscal year. Because of the seasonality, full year results are not likely to be a direct multiple of the first six-months results. The following table documents the seasonal nature of the Company's operations by presenting the weighted average percentage of contract revenues, gross profit and net income contributed by each fiscal quarter for the past three fiscal years.

                                                  Quarter Ended
                                       June 30, Sept. 30, Dec. 31,March 31,

Contract revenues, three year average    22%      34%       26%     18%
Gross profit, three year average         20       41        28      11
Net  income,  three year average         18       44        28      10

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


Results of Operations

The following table sets forth for the periods indicated the Company's statements of operations expressed as a percentage of contract revenues.
                           Quarter Ended       Six Months Ended
                           September 30,        September 30,
                          1996       1995      1996       1995
Contract revenues        100.0%     100.0%    100.0%     100.0%

Cost of contract         (69.9)     (65.7)    (72.2)     (68.6)
 revenues

Gross profit              30.1       34.3      27.8       31.4

Selling, general and
 administrative
 expenses                 (5.0)      (6.6)     (5.3)      (7.5)

Interest expense          (0.5)      (0.1)     (0.4)      (0.1)

Other income               0.1        1.1       0.2        1.6
 (expense), net

Income before income      24.7       28.7      22.3       25.4
taxes

Provision for income      (7.4)     (10.6)     (6.7)      (9.4)
taxes

Net income                17.3%      18.1%    (15.6%)     16.0%




Second Quarter Fiscal 1997 Compared to Second Quarter Fiscal 1996

Contract Revenues. Contract revenues for the second quarter of fiscal 1997 of $72.4 million were $27.0 million or 60% higher than the $45.4 million recorded in the second quarter of fiscal 1996. The improved revenue performance reflects the benefits of international operations, stronger demand for Gulf of Mexico derrick and diving services, and improved utilization and dayrates on DSVs and liftboats in the current quarter as compared to the fiscal 1996 period. In addition, the acquisition of Norman Offshore Pipelines, Inc. ("Norman") on July 1, 1996 contributed to revenues and barge days in our Coastal Division. These increases were partially offset by a decline in the Company's Gulf of Mexico pipeline services during the current quarter as compared to the same period in fiscal 1996 resulting from reduced activity levels and continued competition. Barge days employed were 575 in the second quarter of fiscal 1997 compared with 346 days in the 1996 period. This increase is largely due to the increased Coastal Division days resulting from the acquisition of Norman. Liftboat and DSV days of 1,352 in the most recent period were higher than the 1,028 days during the year earlier period. Diver days totaled 4,945 in the second quarter of fiscal 1997 compared with 3,047 a year earlier.

Depreciation and Amortization. Depreciation and amortization expenses, including amortization of dry-docking costs, were $4.6 million in the second quarter of fiscal 1997 compared to $2.8 million a year earlier. The increase was principally attributable to increased utilization of the upgraded Chickasaw and the Hercules, which was acquired in October, 1995, (both of which are depreciated on a units-of-production basis), and higher dry-dock amortization amounts.

Gross Profit. Gross profit for the second quarter of fiscal 1997 of $21.8 million was 40% higher than the $15.5 million for the same quarter a year earlier. The gross profit increase was primarily attributable to increases in international and derrick services, partially offset by reduced gross profit from pipeline installation services. Gross profit as a percent of contract revenues declined for the current period to 30.1% as compared to 34.3% for the same quarter a year earlier, primarily due to lower pipeline installation revenues, lower margins on the Coastal Division revenues as compared to our larger and deeper water barges, and that a significant portion of international revenues was from fabrication and procurement which provide low margins. Gross profit for the current quarter was further reduced by the effect of a $1.1 million accrual for retirement and incentive compensation expense, as compared to no provision in the same quarter last year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the second quarter of fiscal 1997 were $3.6 million, 20% higher than the $3.0 million for the same quarter a year earlier. A provision for retirement and incentive compensation plan expense of $1.5 million was recorded in the second quarter 1997, of which $0.5 million was included in selling, general and administrative expenses and $1.1 million was included in cost of contract revenues. In the year earlier period no provision for such expense was recorded.

Other Income (Expense). Interest expense, net of $0.6 million of capitalized interest cost, was $0.4 million in the current quarter compared to less than $ 0.1 million in the same quarter a year earlier. Other income in the current quarter of less than $0.1 million was lower than the $0.5 million reported a year earlier largely because the Company had less funds available for investment.

Net Income. Net income for the second quarter of fiscal 1997 was $12.5 million, an increase of 53% from $8.2 million in the same quarter a year earlier. The Company's effective income tax rate declined from 37% in the second quarter of fiscal 1996 to 30% in the current quarter, reflecting the benefit of a lower effective tax rate for the Company's international operations.



First Six Months of Fiscal 1997 Compared to First Six Months of
Fiscal 1996

Contract Revenues. Contract revenues for the first six months of fiscal 1997 of $122.8 million were 59% higher than the $77.2 million reported for the same period a year earlier. The increase in revenues for the six months largely results from revenues generated by a full six months of international operations, strong domestic derrick activity, including the acquisition of the Hercules in October 1995 improved utilization and dayrates on DSVs and liftboats, and the July 1, 1996 acquisition of Norman, partially offset by lower revenues contributed by the Company's Gulf of Mexico pipelay barge fleet. Barge days improved to 907, compared to the 614 days employed in the same period last year. This increase is largely due to the increased Coastal Division days resulting from the acquisition of Norman July 1, 1996. Liftboat and DSV days employed of 2,672 were significantly higher than the 1,905 days worked during the same period last year. Diver days employed totaled 8,490 for the six months of fiscal 1996, up from 5,419 a year earlier.

Depreciation and Amortization. Depreciation and amortization, including amortization of dry-docking costs, for the first six months of fiscal 1997 was $8.1 million compared with $5.3 million for the year earlier. The increase was principally attributable to depreciation on the Cheyenne and the Hercules (both of which are depreciated on a units-of-production basis) and higher dry-dock amortization amounts. The Cheyenne first worked in West Africa in August 1995, and the Hercules was acquired in October 1995.

Gross Profit. For the first six months of fiscal 1997 the Company had gross profit of $34.1 million compared with $24.3 million for the first six months of fiscal 1996. Gross profit as a percent of revenues for the current six-month period was 27.8%, 3.6% below the gross profit percentage earned during the first six months of fiscal 1996 of 31.4%. The decline in the gross profit margin for the six months was primarily due to the lower pipeline installation revenues, lower margins on the Coastal Division revenues as compared to our larger and deeper water barges, and that a significant portion of international revenues were from fabrication and procurement which provide low margins. Gross profit for the current period was further reduced by the effect of a $1.3 million accrual for retirement and incentive compensation expense, as compared to a $0.7 million provision in the same period last year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the first six months of fiscal 1997 totaled $6.6 million compared with $5.8 million for the same period a year earlier. The increase in selling, general and administrative expenses is principally due to a provision for retirement and incentive compensation plan expense of $1.9 million recorded for the current six-month period compared with $1.0 million for the same period in the prior fiscal year. Of the provisions, $0.6 million in the current six-month period and $0.3 million for the prior period were included in the selling, general, and administrative expenses and $1.3 million and $0.7 million, respectively, were included in cost of contract revenues.

Other Income(Expense). Interest expense, net of $1.0 million of capitalized interest cost, was $0.5 million in the current six-month period compared to $0.1 million in the same period a year earlier. Other income in the current six-month period of $0.2 million was lower than the $1.2 million reported a year earlier largely because the Company had less funds available for investment.

Net Income. Net income for the first six-month period of fiscal 1997 was $19.2 million, up 55% from $12.3 million in the same period a year earlier. The Company's effective income tax rate for the current period was 30%, compared to 37% for the same period a year earlier, reflecting the benefit of a lower effective tax rate for the Company's international operations.




Liquidity and Capital Resources

The Company's operations generated cash of $29.8 million during the first six-months of fiscal 1997. This cash from operations, together with $33.0 million provided by financing activities, funded investing activities of $61.9 million. Investing activities consisted of principally capital expenditures, the acquisition of Norman, dry-docking costs, and the placement of Title XI bond proceeds in escrow. The funds provided by financing activities represent draws against the Company's revolving line of credit and proceeds from the sale of Title XI Ship Bonds. Working capital increased $15.9 million during the six-months from $34.3 million at March 31, 1996, to $50.2 at September 30, 1996.

Capital expenditures during the first six months included the costs of construction of two liftboats, a launch barge and a cargo barge, and continued construction of the Pioneer. In August 1996 the Company reached an agreement with Aker Gulf
Marine, and took possession of the Pioneer. The vessel was relocated to the Company's facility in Amelia, Louisiana where the construction and equipping of the vessel was completed. The Pioneer has undergone sea trials and the Company expects to have the vessel ready for operation for the coming Gulf of Mexico winter season. Under the terms of the agreement, the Company has received clear title to the Pioneer in exchange for a $3.2 million payment and the posting of a $4.5 million bond in favor of Aker Gulf Marine. Such amounts and release of the vessel are without prejudice to each company's rights to pursue claims against the other in pending litigation or otherwise. See "Item
1. Legal Proceedings" included in Part II of this Form 10-Q for additional information. The Company estimates the fully equipped cost of the Pioneer to be $24.0 million. In September 1994 the Company sold $20.9 million of MARAD guaranteed ship bonds in connection with financing the cost of constructing and outfitting the Pioneer. MARAD currently holds these funds in escrow and the funds will be available to the Company upon completion and delivery of the vessel.

The Company estimates that the cost to complete capital expenditure projects in progress at September 30, 1996 will be $88 million, including $55 million for the upgrade of the Hercules, with $71 million to be incurred during fiscal 1997 and the remainder during fiscal 1998. The addition of pipelay and dynamic positioning capability to the Hercules is now scheduled for completion in mid 1997.

In  July  1996,  the  Company completed its previously  announced
acquisition  of  Norman Offshore Pipelines,  Inc.   The  purchase
price funding came from available cash and from draws against the Company's revolving line of credit.

Long-term debt outstanding at September 30, 1996, includes $42.0 million of Title XI Ship Bonds issued under the authority of MARAD. Included in this amount are $20.3 million of bonds which the Company issued on August 7, 1996 to finance the construction of two liftboats, a launch barge, and a cargo barge. The Company's outstanding Ship Bonds mature in 2003, 2005, 2020, and 2022. The bonds carry interest rates of 9.15%, 8.75%, 8.30% and 7.25% per annum, respectively, and require aggregate semi-annual payments of $0.5 million, plus interest, until January 1998 when aggregate semi-annual payments will be $0.9 million. The agreements pursuant to which the Ship Bonds were issued contain certain covenants, including the maintenance of minimum working capital and net worth requirements, which, if not met, result in additional convenants that restrict the operations of the Company and its ability to pay cash dividends. The Company is currently in compliance with these covenants.

The Company maintains a $50.0 million revolving line of credit ("Loan Agreement") with a commercial bank. The Loan Agreement allows for a maximum draw at any one time of $25.0 million for general corporate purposes and $40.0 million for construction or renovation of vessels, provided that the aggregate outstanding principal amount shall never exceed $50.0 million. The revolving credit facility of the Loan Agreement is available until January 1, 1998, at which time the amount then outstanding becomes due and payable. Interest accrues at LIBOR plus 1.25% (6.6875% at September 30, 1996) and is payable monthly. Continuing access to the revolving line of credit is conditioned upon the Company remaining in compliance with the covenants of the Loan Agreement, including the maintenance of certain financial ratios. At September 30, 1996, $13.0 million was outstanding under the Loan Agreement (all of which had been drawn down during fiscal 1997) and the Company was in compliance with the covenants contained therein.

Funds available under the Company's credit facility and MARAD financings, combined with available cash, and cash generated from operations, are expected to provide sufficient funds for the Company's operations, scheduled debt retirement, and planned capital expenditures for the foreseeable future.
PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

The Company is involved in various routine legal proceedings primarily involving claims for personal injury under the General Maritime Laws of the United States and Jones Act as a result of alleged negligence. The Company believes that the outcome of all such proceedings, even if determined adversely, would not have a material adverse effect on its consolidated financial statements.

As previously reported Aker Gulf Marine filed suit against the Company in the U.S. District Court, Western District of Louisiana, Lafayette Division in December 1995 seeking $8.2 million in additional costs believed by it to be owed because of change orders during construction and $5.0 million for disruption, acceleration and delay damages. In August 1996 the Company reached an agreement with Aker Gulf Marine, and took possession of the Pioneer, relocated the vessel to the Company's facility in Amelia, Louisiana where construction and equipping of the vessel was completed. Under the terms of the agreement the Company has been given clear title to the Pioneer in exchange for $3.2 million and the posting of a $4.5 million bond in favor of Aker Gulf Marine. Such amounts and release of the vessel are without prejudice to each company's rights to pursue claims against the other in pending litigation or otherwise. The Company does not believe that Aker Gulf Marine's claims are valid and is vigorously defending against them and does not believe that ultimate resolution of the claims will have a material adverse impact on the Company's consolidated financial statements.

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

  Name of Director                  Number of Votes Cast
                                           Broker
                    For       Withhold    Non-Vote    Abstain
William J.     14,106,229     133,424         0          0
Dore'

Michael J.     14,106,427     133,226         0          0
Pollock

James C. Day   14,217,965      21,688         0          0

Edward P.      14,217,945      21,708         0          0
Djerejian

Myron J.       14,219,227      20,426         0          0
Moreau


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

                                Number of Votes Cast
                                                              Broker
                     For      Against    Abstain   Withhold   Non-Vote

Amendment to     10,168,845  2,845,618    13,221      0           0
Option Plan

Amendment to     12,486,102  1,708,827    42,724      0           0
Amend and
Restate Articles
ofIncorporation


Item 6.  Exhibits and Reports on Form 8-K
      (a) Exhibits:
          No. 15, Letter re: unaudited interim financial information.
          No. 27, Financial Data Schedules.
      (b) Reports on Form 8-K - None.



                            Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GLOBAL INDUSTRIES, LTD.

                              By:  /s/MICHAEL J. POLLOCK

                              ___________________________________
                                     Michael J. Pollock
                              Vice President, Chief Financial Officer
                            (Principal Financial and Accounting Officer)

November  14, 1996



                                                       EXHIBIT 15




November  13, 1996

Global Industries, Ltd.
107 Global Circle
Lafayette, Louisiana 70503

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Global Industries, Ltd. and subsidiaries for the periods ended September 30, 1996 and 1995, as indicated in our report dated October 25, 1996; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended
September  30, 1996, is incorporated by reference in Registration
Statement Nos. 33-58048 and 33-89778 on Form S-8.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.



DELOITTE & TOUCHE LLP

New Orleans, Louisiana