Form 10-Q
period 1996-12-31
GLOBAL INDUSTRIES LTD
filed 1997-02-14
CIK 895663

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15  (d)  OF
           THE  SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December  31, 1996


                  Commission File Number:  2-56600

                       Global Industries, Ltd.
       (Exact name of registrant as specified in its charter)
Louisiana                                                 72-1212563
(State or other jurisdiction of incorporation or organization)(I.R.S. Employer Identification No.)

107 Global Circle
P.O. Box 31936, Lafayette, LA                             70593-1936
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

              APPLICABLE ONLY TO CORPORATE ISSUERS:

    The number of shares of the Registrant's Common Stock outstanding as of February 5, 1997 was 45,249,742.

                     Global Industries, Ltd.
                        Index - Form 10-Q


                             Part I

Item 1.           Financial Statements - Unaudited
          Independent Accountants' Report                           3
          Consolidated Statements of Operations                     4
          Consolidated Balance Sheets                               5
          Consolidated Statements of Cash Flows                     6
          Notes to Consolidated Financial Statements                7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                      9


                             Part II

Item 1.   Legal Proceedings                                         14

Item 6.   Exhibits and Reports on Form 8-K                          14

          Signature                                                 14



                PART I  -  FINANCIAL INFORMATION


Item 1. Financial Statements.


INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Shareholders of Global Industries, Ltd.

We have reviewed the condensed consolidated financial statements of Global Industries, Ltd. and subsidiaries, as listed in the accompanying index, as of December 31, 1996 and for the three-month and nine-month periods ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

February 4, 1997
New Orleans, Louisiana




                     Global Industries, Ltd.
              CONSOLIDATED STATEMENTS OF OPERATIONS
          (Dollars in thousands, except per share data)
                           (Unaudited)


                                 Quarter Ended      Nine Months Ended
                                 December 31,         December 31,
                                1996      1995       1996       1995

Contract Revenues             $ 56,776   $32,431    $179,539   $109,588

Cost of Contract Revenues       41,496    23,205     130,122     76,099

Gross Profit                    15,280     9,226      49,417     33,489

Selling, General and
Administrative
 Expenses                        4,033     2,812      10,597      8,613

Operating Income                11,247     6,414      38,820     24,876

Other Income (Expense):
 Interest Expense                 (121)      (41)       (574)      (128)
 Other                             395       298         601      1,492
                                   274       257          27      1,364

Income Before Income Taxes      11,521     6,671      38,847     26,240

Provision for Income Taxes       3,449     2,396      11,615      9,637

Net Income                    $  8,072    $4,275    $ 27,232    $16,603


Weighted Average Common
Shares Outstanding          39,634,000 38,676,000  39,516,000 38,418,000


Net Income Per Share          $   0.20   $  0.11    $   0.69    $  0.43


         See Notes to Consolidated Financial Statements.
                     Global Industries, Ltd.
                   CONSOLIDATED BALANCE SHEETS
                     (Dollars in thousands)
                           (Unaudited)
                                             December 31     March 31,
                                               1996            1996
ASSETS
Current Assets:
 Cash                                        $  6,295        $  5,430
 Escrowed funds, bond proceeds                 18,106          16,189
 Receivables                                   55,461          39,610
 Advances to unconsolidated affiliate          10,551              --
 Prepaid expenses and other                     3,438           3,825
  Total current assets                         93,851          65,054

Escrowed Funds, Bond Proceeds                   2,625           4,768
Property and Equipment, net                   196,425         126,295

Other Assets:
 Deferred charges, net                          6,446           5,453
 Advances to unconsolidated affiliate          12,680              --
 Investment in unconsolidated
  affiliate                                     3,401              --
 Other                                         10,907             956
  Total other assets                           33,434           6,409
    Total                                    $326,335         202,526

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt         $  2,266           1,048
Accounts payable                               31,545          19,364
Accrued liabilities                            12,824           4,020
Accrued profit-sharing                          3,011           3,465
Insurance payable                               3,034           2,893
  Total current liabilities                    52,680          30,790

Long-Term Debt                                 90,127          21,144
Deferred Income Taxes                          19,398          14,898
Commitments and Contingencies

Shareholders' Equity:
Preferred stock                                    --              --
Common stock, issued and outstanding,
38,166,003 and 37,872,078 shares,
 respectively                                     382             379
Additional paid-in capital                     60,006          58,806
Retained earnings                             103,742          76,509
Total shareholders' equity                    164,130         135,694
    Total                                    $326,335        $202,526



         See Notes to Consolidated Financial Statements.
                     Global Industries, Ltd.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Dollars in thousands)
                           (Unaudited)
                                                Nine Months Ended
                                                   December 31,
                                               1996           1995
Cash Flows From Operating Activities:
Net income                                   $ 27,232       $ 16,603
Adjustments to reconcile net income to
  net cash provided
  by (used in) operating activities:
   Depreciation and amortization               12,602          7,203
   Deferred income taxes                        4,500          1,700
   Other                                           12            277
   Changes in operating assets and
    liabilities
    (net of acquisitions):
     Receivables                              (11,499)       (24,922)
     Prepaid expenses and other                   985         (3,697)
     Accounts payable and accrued
      liabilities                              12,119         12,827

     Net cash provided by (used in)
      operating activities                     45,951          9,991

Cash Flows From Investing Activities:
Additions to property and equipment           (72,919)       (46,788)
Escrowed funds, bond proceeds                     226            551
Acquisition of business, net of cash
 acquired                                      (5,990)            --
Acquisition of equity interest in
 unconsolidated affiliate                        (201)            --
Advances to unconsolidated affiliate          (23,231)            --
Additions to deferred charges                  (3,464)          (587)
Other                                          (7,850)           (60)

     Net cash (used in) investing
      activities                             (113,429)       (46,884)

Cash Flows From Financing Activities:
Proceeds from exercise of employee
 stock options                                  1,028            184
Proceeds from issuance of long-term
 debt                                          68,828             --
Repayment of long-term debt                    (1,513)          (212)

     Net cash provided by financing
      activities                               68,343            (28)

Cash:
Increase (Decrease)                               865        (36,921)
Beginning of period                             5,430         49,404
End of period                                $  6,295       $ 12,483

Supplemental Cash Flow Information:
Interest paid, net of amount
 capitalized                                 $    721       $    174
Income taxes paid                               3,093          3,647



         See Notes to Consolidated Financial Statements.



                     Global Industries, Ltd.
     Notes To Consolidated Financial Statements (Unaudited)

1. Basis of Presentation - The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The results of operations of Norman Offshore Pipelines, Inc. since its acquisition on July 1, 1996, are included in the accompanying financial statements. In the opinion of management of the Company, all adjustments (such
adjustments  consisting  only  of  a  normal  recurring   nature)
necessary for a fair presentation of the operating results for the interim periods presented have been included in the unaudited consolidated financial statements. Operating results for the periods ended December 31, 1996, are not necessarily indicative of the results that may be expected for the year ending March 31,
1997.   These  financial statements should be read in conjunction
with  Management's Discussion and Analysis of Financial Condition
and  Results of Operations included in this Form 10-Q,   and  the
Company's audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-
K for the fiscal year ended March 31, 1996.

The accompanying consolidated financial statements have been adjusted to reflect two-for-one stock splits effected in January and August of 1996.

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

During the fiscal quarter ended December 31, 1996 the Company completed construction of a 200-foot semi-submersible Swath (Small Waterplane Area Twin Hull) dive support vessel. At December 31, 1996, accumulated construction costs of the vessel, now named the Pioneer, approximated $29.7 million. In December 1995 the company constructing the Pioneer filed suit against the Company in the U.S. District Court, Western District of Louisiana, Lafayette Division seeking $8.2 million in additional costs believed by it to be owed because of change orders during construction and $5 million for disruption, acceleration, and delay damages. Under an agreement reached with Aker Gulf Marine, Global took possession of the Pioneer on August, 1996 and moved it to Global's facility in Amelia, Louisiana where construction and equipping of the vessel was completed. Sea trials were successfully completed in November, 1996 and the vessel is currently deployed in the Gulf of Mexico. Under the terms of the agreement, Global has been given clear title to the Pioneer in exchange for a cash payment of $3.2 million and the posting of a $4.5 million bond in favor of Aker Gulf Marine. Such amounts and the release of the vessel are without prejudice to each company's rights to pursue claims against the other in the pending litigation or otherwise. The Company does not believe that the constructor's claims are valid, intends to vigorously defend against them, intends to recover all amounts which it is legally entitled to recover and does not believe that the ultimate resolution of the claims will have a material adverse impact on the Company's financial statements.

The   Company  estimates  that  the  cost  to  complete   capital
expenditure   projects   in  progress  at   December   31,   1996
approximates $70.0 million.

Recent Developments - On December 23, 1996, Global completed an acquisition which included a 49% ownership interest in CCC Fabricaciones y Construcciones, S.A. de C.V. ("CCC"), a leading provider of offshore construction services in Mexico, as well as the DB-21, a 400 foot combination pipelay derrick barge, a crawler crane, a saturation diving system and approximately 21 acres of land located adjacent to Global's facility in New Iberia, Louisiana. Global also acquired an option to purchase for $12.0 million the DB-l5, a 400 foot combination pipelay derrick barge currently chartered to CCC. The remaining 51% interest in CCC has been retained by a group of affiliated privately-held Mexican companies that have participated in CCC since its formation. The total purchase price for the CCC acquisition (including the exercise price of the option to purchase the DB-15) was $38.0 million. In addition, Global (i) has loaned $23.0 million to CCC to repay $15.0 million of existing indebtedness and for working capital needs and (ii) has provided performance guarantees supporting approximately $50.0 million of CCC's existing indebtedness primarily relating to existing construction projects in progress. Although the Company holds a 49% interest in CCC, the control mechanisms contained in the contractual arrangements between Global and the other owners of CCC require the Company's consent for all material decisions and establish a relationship that is essentially a 50/50 joint venture. Funding for the transaction was provided by working capital and borrowings. The Company's investment in CCC will be accounted for under the equity method.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

The following discussion should be read in conjunction with the Company's unaudited consolidated financial statements for the periods ended December 31, 1996 and 1995 and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

On December 23, 1996, Global completed an acquisition which included a 49% ownership interest in CCC Fabricaciones y Construcciones, S.A. de C.V. ("CCC"), a leading provider of offshore construction services in Mexico, as well as the DB-21, a 400 foot combination pipelay derrick barge, a crawler crane, a saturation diving system and approximately 21 acres of land located adjacent to Global's facility in New Iberia, Louisiana. Global also acquired an option to purchase for $12.0 million the DB-l5, a 400 foot combination pipelay derrick barge currently chartered  to  CCC.  The remaining 51% interest in CCC  has  been retained by a group of affiliated privately-held Mexican companies that have participated in CCC since its formation. The total purchase price for the CCC acquisition (including the exercise price of the option to purchase the DB-15) was $38.0 million. In addition, Global (i) has loaned $23.0 million to CCC to repay $15.0 million of existing indebtedness and for working capital needs and (ii) has provided performance guarantees supporting approximately $50.0 million of CCC's existing indebtedness primarily relating to existing construction projects in progress. Although the Company holds a 49% interest in CCC, the control mechanisms contained in the contractual arrangements between Global and the other owners of CCC require the Company's consent for all material decisions and establish a relationship that is essentially a 50/50 joint venture. Funding for the transaction was provided by working capital and borrowings. The Company's investment in CCC will be accounted for under the equity method. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Although the Company has been expanding its international operations, 77% of the Company's contract revenues in fiscal 1996 were derived from work performed in the Gulf of Mexico. The offshore marine construction industry in the Gulf of Mexico is highly seasonal as a result of weather conditions and the timing of capital expenditures by oil and gas companies. Historically, a substantial portion of the Company's services has been performed during the period from June through November. As a result, a disproportionate portion of the Company's contract revenues, gross profit and net income generally is earned during the second (July through September) and third (October through December) quarters of its fiscal year. Because of seasonality, full year results are not likely to be a direct multiple of any particular quarter or combination of quarters. The following table documents the seasonal nature of the Company's operations by presenting the weighted average percentage of annual contract revenues, gross profit and net income contributed during each fiscal quarter for the past three fiscal years.


                                      Quarter Ended
                    June 30,  September 30,  December 31,  March 31,

Contract Revenues     22%        34%            26%           18%

Gross  Profit         20         41             28            11

Net  Income           18         44             28            10



The Company expanded its operations offshore West Africa during the first half of fiscal 1996. Strong demand for the Company's offshore construction services in this market during the fourth quarter of fiscal 1996 resulted in the fourth quarter of fiscal 1996 making a significantly greater contribution to fiscal 1996's contract revenues, gross profit and net income than historically, which had a significant impact on the three year weighted averages shown above.

Results of Operations

The following table sets forth, for the periods indicated, statement of operations data expressed as a percentage of contract revenues.
                           Quarter Ended      Nine Months Ended
                            December 31,         December 31,
                          1996       1995      1996       1995
Contract revenues        100.0%     100.0%     100.0%    100.0%

Cost of contract
revenues                 (73.1)     (71.6)     (72.5)    (69.4)

Gross profit              26.9       28.4       27.5      30.6

Selling, general and
administrative
expenses                  (7.1)      (8.7)      (5.9)     (7.9)

Interest expense          (0.3)      (0.1)      (0.2)     (0.1)

Other income
 (expense), net            0.8        1.0        0.3       1.4

Income before income
 taxes                    20.3       20.6       21.7      24.0

Provision for income
 taxes                    (6.1)      (7.4)      (6.5)     (8.8)

Net income                14.2%      13.2%      15.2%     15.2%




Third  Quarter of Fiscal 1997 Compared to Third Quarter of Fiscal
1996

Contract Revenues. Contract revenues for the third quarter of fiscal 1997 of $56.8 million were 75% higher than the $32.4 million reported for the same period a year earlier. The increase in revenues for the quarter largely resulted from revenues generated by international operations, improved utilization and dayrates on dive support vessels and liftboats, and the July 1, 1996 acquisition of Norman Offshore Pipelines, Inc. ("Norman Offshore"). Barge days employed improved to 486, compared to the 337 days employed in the same period last year. This increase was largely due to the increased number of barge days of the Coastal Division resulting from the Norman Offshore Acquisition. Liftboat and dive support vessel days employed of 1,351 were higher than the 1,204 days worked during the same period last year. Diver days employed totaled 4,410 for the quarter, up from 3,372 a year earlier.

Depreciation and Amortization. Depreciation and amortization, including amortization of drydocking costs, for the third quarter of fiscal 1997 was $4.3 million compared with $1.9 million for the same period in fiscal 1996. The increase was principally attributable to higher depreciation on the Cheyenne (which is depreciated on a units-of-production basis), depreciation on additions to the Company's vessel fleet and higher dry-dock amortization amounts.

Gross Profit. For the third quarter of fiscal 1997, the Company had gross profit (the excess of contract revenues over the cost of contract revenues, which includes depreciation and amortization charges) of $15.3 million compared with $9.2 million for the same quarter of fiscal 1996. Gross profit as a percent of revenues for the current quarter was 27%, below the gross profit percentage earned during the same quarter of fiscal 1996 of 28%. The decline in the gross profit margin for the most current quarter was primarily due to the lower pipeline installation revenues and the fact that a significant portion of international revenues were from fabrication and procurement which provide lower margins. Gross profit for the current period was further reduced by the effect of a $0.8 million accrual for retirement and incentive compensation expense, as compared to a $0.4 million provision in the same period last year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the third quarter of fiscal 1997 totaled $4.0 million compared with $2.8 million for the same period a year earlier. This increase was principally due to higher administrative expenses associated with international operations, and a provision for retirement and incentive compensation plan expense of $1.1 million recorded for the quarter compared with $0.6 million for the same period in the prior fiscal year. Of the provisions, $0.3 million in the current quarter and $0.2 million of the prior period were included in the selling, general, and administrative expenses and $0.8 million and $0.4 million, respectively, were included in cost of contract revenues.

Other Income (Expense). Interest expense, net of $0.8 million of capitalized interest cost, was $0.1 million in the third quarter of fiscal 1997 compared to less than $0.1 million in the same period a year earlier. Other income in the current quarter was $0.4 million compared to $0.3 million reported in the same period a year earlier.

Net Income. Net income for the third quarter of fiscal 1997 was $8.1 million, up 88% from $4.3 million in the same period a year earlier, while net income per share of $0.20 for the current quarter increased 82% from $0.11 for the same period a year earlier because the average shares outstanding increased 2.5%. The Company's effective income tax rate for the current period was 30%, compared to 37% for the same period a year earlier, reflecting the benefit of a lower effective tax rate for the Company's international operations.


First Nine Months of Fiscal 1997 Compared to First Nine Months of
Fiscal 1996

Contract Revenues. Contract revenues for the first nine months of fiscal 1997 of $179.5 million were 64% higher than the $109.6 million reported for the same period a year earlier. The increase in revenues for the nine months largely resulted from revenues generated by a full nine months of international operations, strong domestic derrick activity, in part due to the availability of the Hercules acquired in late November 1995, improved utilization and dayrates on dive support vessels and liftboats, and the July 1, 1996 Norman Offshore Acquisition, partially offset by lower revenues contributed by the Company's Gulf of Mexico pipelay barge fleet. Barge days employed improved to 1,393, compared to the 951 days employed in the same period last year. This increase was largely due to the increased number of barge days of the Coastal Division resulting from the Norman Offshore Acquisition on July 1, 1996. Liftboat and dive support vessel days employed of 4,023 were significantly higher than the 3,280 days worked during the same period last year. Diver days employed totaled 12,900 for the nine months of fiscal 1996, up from 8,791 a year earlier.

Depreciation and Amortization. Depreciation and amortization, including amortization of drydocking costs, for the first nine months of fiscal 1997 was $12.4 million compared with $7.2 million for the same period in fiscal 1996. The increase was principally attributable to higher depreciation on the Cheyenne and the Hercules (both of which are depreciated on a units-of-production basis) and higher dry-dock amortization amounts.

Gross Profit. For the first nine months of fiscal 1997, the Company had gross profit (the excess of contract revenues over the cost of contract revenues, which includes depreciation and amortization charges) of $49.4 million compared with $33.5 million for the first nine months of fiscal 1996. Gross profit as a percent of revenues for the current nine-month period was 28%, below the gross profit percentage earned during the first nine months of fiscal 1996 of 31%. The decline in the gross profit margin for the most current nine months was primarily due to the lower pipeline installation revenues, lower margins on the Coastal Division's revenues as compared to margins on revenues from the Company's larger and deeper water barges, and the fact that a significant portion of international revenues were from fabrication and procurement which provide lower margins. Gross profit for the current period was further reduced by the effect of a $2.1 million accrual for retirement and incentive compensation expense, as compared to a $1.1 million provision in the same period last year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the first nine months of fiscal 1997 totaled $10.6 million compared with $8.6 million for the same period a year earlier. This increase was principally due to higher administrative costs associated with international operations and a provision for retirement and incentive compensation plan expense of $3.0 million recorded for the current nine-months period compared with $1.6 million for the same period in the prior fiscal year. Of the provisions, $0.9 million in the current nine-month period and $0.5 million of the prior period were included in the selling, general, and administrative expenses and $2.1 million and $1.1 million, respectively, were included in cost of contract revenues.

Other Income(Expense). Interest expense, net of $1.8 million of capitalized interest cost, was $0.4 million in the current nine-month period compared to $0.1 million in the same period a year earlier. Other income in the current nine-month period of $0.5 million was lower than the $1.5 million reported a year earlier largely because the Company had less funds available for investment.

Net Income. Net income for the first nine months of fiscal 1997 was $27.2 million, up 64% from $16.6 million in the same period a year earlier, while net income per share of $0.69 for the first nine months of fiscal 1997 increased 60% from $0.43 for the same period a year earlier because the average shares outstanding increased 2.9%. The Company's effective income tax rate for the current period was 30%, compared to 37% for the same period a year earlier, reflecting the benefit of a lower effective tax rate for the Company's international operations.


Liquidity and Capital Resources

The Company's operations generated cash flow of $46.0 million during the first nine months of fiscal 1997. Cash from operations, together with $68.3 million provided by financing activities, funded investing activities of $113.4 million. Investing activities consisted principally of capital expenditures, the Norman Offshore, CCC and Divcon acquisitions, dry-docking costs, and the placement of MARAD-guaranteed Title XI bond proceeds in escrow. Funds provided by financing activities principally represent borrowings under the Company's revolving credit facility with a commercial bank (the "Credit Facility") and proceeds from the sale of Title XI bonds. Working capital increased $5.4 million during the first nine months of fiscal 1997 from $34.3 million at March 31, 1996, to $39.7 at December 31, 1996.

Capital expenditures during the first nine months of fiscal 1997 included the costs of construction of two liftboats, a launch barge and a cargo barge, construction of the Pioneer and initiation of the upgrade of the Hercules. In August 1996, the Company reached an agreement with Aker Gulf Marine, and took possession of the Pioneer. The vessel was relocated to the Company's facility in Amelia, Louisiana where the construction and equipping of the vessel was completed. The Pioneer successfully completed sea trials and began operations November 1996. Under the terms of the agreement, the Company has received clear title to the Pioneer in exchange for a $3.2 million cash payment and the posting of a $4.5 million bond in favor of Aker Gulf Marine. Such amounts and the release of the vessel are without prejudice to each company's rights to pursue claims against the other in pending litigation or otherwise. In September 1994, the Company sold $20.9 million of Title XI bonds in connection with financing the cost of construction and outfitting the Pioneer.

The Company estimates that the cost to complete capital expenditure projects in progress at December 31, 1996 will be approximately $70.0 million with $47.0 million to be incurred during the balance of fiscal 1997 and the remainder during fiscal 1998. The addition of conventional pipelay capability and dynamic positioning to the Hercules is now scheduled for completion during the summer of 1997 at a cost of completion of approximately $30.0 million, which is in addition to the approximately $25.0 million previously spent.

Long-term debt outstanding at December 31, 1996, included $42.0 million of Title XI bonds. Included in this amount are $20.3 million of bonds which the Company issued on August 7, 1996 to finance the construction of two liftboats, a launch barge and a cargo barge. The Company's outstanding Title XI bonds mature in
2003, 2005, 2020, and 2022. The bonds carry interest rates of 9.15%, 8.75% 8.30% and 7.25% per annum, respectively, and require aggregate semi-annual payments of $0.5 million, plus interest, until January 1998 when aggregate semi-annual payments will be $0.9 million. The agreements pursuant to which the Title XI bonds were issued contain certain covenants, including the maintenance of minimum working capital and net worth requirements, which, if not met, result in additional covenants that restrict the operations of the Company and its ability to pay cash dividends. The Company is currently in compliance with these covenants.

In   July   1996,  the  Company  completed  the  Norman  Offshore
Acquisition. In addition, the Company completed the CCC and Divcon Acquisitions in December 1996. The purchase price for each of these three transactions was primarily funded by cash generated form operations and borrowings under the Company's Credit Facility.

The Company's Credit Facility provides for a $75.0 million revolving line of credit with a commercial bank. The Credit Facility allows for a maximum draw at any one time of $50.0 million for general corporate purposes and $40.0 million for construction or renovation of vessels, provided that the aggregate outstanding principal amount may never exceed $75.0 million. At December 31, 1996, $45.0 million was outstanding under the Credit Facility (all of which has been drawn down during fiscal 1997) and the Company was in compliance with the covenants contained therein. The Credit Facility is available until January 1, 1998, at which time the amount then outstanding becomes due and payable. Interest accrues at LIBOR plus 1.25% (6.78% at December 31, 1996) and is payable monthly. Continuing access to the Credit Facility is conditioned upon the Company's remaining in compliance with certain covenants, including the maintenance of certain financial ratios.

On  February 4, 1997, the Company completed an equity offering of
7.0 million shares of common stock with the net proceeds to the Company of approximately $139.6 million. The Company used part of the proceeds to repay the outstanding balance under its Credit Facility.

Funds available under the Company's Credit Facility and Title XI bonds, combined with available cash, cash generated from operations, and the net proceeds from the common stock offering are expected to be sufficient to fund the Company's operations, scheduled debt retirement and planned capital expenditures for the foreseeable future.

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

On December 14, 1995, Aker Gulf Marine filed suit against Global in the U.S. District Court for the Western District of Louisiana seeking $8.2 million in additional costs believed by it to be owed because of change orders during construction of the Pioneer, and $5.0 million for disruption, acceleration, and delay damages. Global does not believe that Aker Gulf Marine's claims are valid and intends to vigorously defend against them, intends to recover all amounts which it is legally entitled to recover and does not believe that the ultimate resolution of the claims will have a material adverse impact on Global's financial statements. Under an agreement reached with Aker Gulf Marine, Global took possession of the Pioneer on August, 1996 and moved it to Global's facility in Amelia, Louisiana where construction and equipping of the vessel was completed. Sea trials were successfully completed in November, 1996 and the vessel is currently deployed in the Gulf of Mexico. Under the terms of the agreement, Global has been given clear title to the Pioneer in exchange for a cash payment of $3.2 million and the posting of a $4.5 million bond in favor of Aker Gulf Marine. Such amounts and the release of the vessel are without prejudice to each Company's rights to pursue claims against the other in the pending litigation or otherwise.



Item 6.  Exhibits and Reports on Form 8-K
 (a) Exhibits:

15.1    Letter re: unaudited interim financial information,  page
        15.

 (b) Reports on Form 8-K - None.



                            Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     GLOBAL INDUSTRIES, LTD.


                                     By: MICHAEL J. POLLOCK
                                         Vice President, Chief
                                         Financial Officer

          (Principal Financial and Accounting Officer)

February  14, 1997


                                                     EXHIBIT 15.1









February 12, 1997

Global Industries, Ltd.
107 Global Circle
Lafayette, Louisiana 70503

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Global Industries, Ltd. and subsidiaries for the periods ended December 31, 1996 and 1995, as indicated in our report dated February 4, 1997; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, is incorporated by reference in Registration Statement Nos. 33-58048 and 33-89778 on Form S-8 and Registration Statement No. 333-18773 on Form S-3.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.



DELOITTE & TOUCHE LLP

New Orleans, Louisiana