Form 10-K
period 1997-03-31
GLOBAL INDUSTRIES LTD
filed 1997-06-26
CIK 895663

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K

[X] Annual Report Pursuant To Section 13 or 15(d) of The Securities Exchange
    Act of 1934

                    For the fiscal year ended March 31, 1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

            For the Transition period from _________ to ___________

                         Commission File Number 2-56600
                            Global Industries, Ltd.
             (Exact name of registrant as specified in its Charter)

LOUISIANA                                            72-1212563
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation of organization)

107 Global Circle
P.O. Box 31936, Lafayette, Louisiana                 70593-1936
(Address of principal executive offices)             (Zip Code)

      Registrant's telephone number, including area code:  (318) 989-0000

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class                   Name of each exchange on which registered
-------------------                   -----------------------------------------
     None                                                None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock ($0.01 par value)
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     YES  [X]    NO  [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 31, 1997 was $652,763,000 based on the last reported sales price of the Common Stock on May 31, 1997, as reported on the NASDAQ\NMS.

    The number of shares of the registrant's Common Stock outstanding as of May 31, 1997 was 45,384,404.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 6, 1997 are incorporated by reference into
Part III hereof.

                            GLOBAL INDUSTRIES, LTD.
                               INDEX - FORM 10-K

                                                             PART I

Item 1    Business                                                                                   3
Item 2    Properties                                                                                14
Item 3    Legal Proceedings                                                                         18
Item 4    Submission of Matters to a Vote of Security Holders                                       18

                                                             PART II

Item 5    Market for the Registrant's Common Equity and Related Shareholder Matters                 20
Item 6    Selected Financial Data                                                                   21
Item 7    Management's Discussion and Analysis of Financial Condition and Results of Operations     22
          Results of Operations                                                                     23
          Liquidity and Capital Resources                                                           25
Item 8    Financial Statements and Supplementary Data                                               27
          Global Industries, Ltd. and Consolidated Subsidiaries:
          Independent Auditors' Report                                                              27
          Consolidated Balance Sheets - March 31, 1997 and 1996                                     28
          Consolidated Statements of Operations - Three Years Ended March 31, 1997                  29
          Consolidated Statements of Shareholders' Equity - Three Years Ended March 31, 1997        30
          Consolidated Statements of Cash Flows - Three Years Ended March 31, 1997                  31
          Notes to Consolidated Financial Statements                                                32
Item 9    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure      45

                                                            PART III

Item 10   Directors and Executive Officers of the Registrant                                        45
Item 11   Executive Compensation                                                                    45
Item 12   Security Ownership of Certain Beneficial Owners and Management                            45
Item 13   Certain Relationships and Related Transactions                                            45

                                    PART IV

Item 14   Exhibits, Financial Statement Schedules, and Reports on Form 8-K                          46
          Signatures                                                                                50

                                     PART I


ITEM 1.  BUSINESS

Global Industries, Ltd. provides construction services, including pipeline construction, platform installation and removal, and diving services, to the offshore oil and gas industry in the United States Gulf of Mexico (the "Gulf of Mexico") and in select international areas. The Company has the largest number of offshore construction vessels currently available in the Gulf of Mexico and its worldwide fleet includes fifteen barges that have various combinations of pipelay, pipebury and derrick capabilities. The Company's fleet includes 35 manned vessels which were available for service at the beginning of fiscal 1997, eight vessels purchased during the fiscal year and three vessels whose construction was completed during the fiscal year. During fiscal 1997, the Company completed construction of a SWATH (Small Water Plane Area Twin Hull) vessel, named the Pioneer at a cost of $25.8 million, and two large liftboats, at a total cost of $12.1 million. Construction also began on the upgrade of the Hercules, including addition of dynamic positioning and pipelay capabilities, with an estimated cost of $70 million. Unless the context herein indicates otherwise, all references to the "Company" or "Global" refer to Global Industries, Ltd. and its subsidiaries.

The Company began as a provider of diving services to the offshore oil and gas industry over 20 years ago and has used selective acquisitions, new construction and upgrades to expand its operations. Global has generated substantial growth during the last five years through acquisitions, including the following acquisitions in fiscal 1997: Norman Offshore Pipelines, Inc. a pipeline construction company operating in the United States, which included two shallow water pipelay vessels; Divcon International Pty Ltd.'s diving and remotely operated vehicles ("ROV") assets in Southeast Asia; a 49% interest in a Mexican marine construction contractor, CCC Fabricaciones y Construcciones, S.A. de C.V. ("CCC"); and two large combination pipelay and derrick barges.

Through the combination of these acquisitions and internal growth, the Company has increased its revenues from $16.6 million in fiscal 1990 to $229.1 million in fiscal 1997, while improving its net income from $1.4 million to $33.9 million over the same period.

The Company and Dresser Industries have signed a definitive agreement to purchase selected assets of Sub Sea International, Inc., a subsidiary of Dresser Industries, for $102 million, payable in cash at closing. The assets to be acquired include pipelay, diving and liftboat assets in the United States, and diving and ROV assets in the Middle East, the Far East and Asia Pacific regions. The transaction is expected to be consummated during the second quarter of fiscal 1998, assuming, that the Company receives regulatory approval and that all of the conditions are met, including expiration or termination of requisite waiting periods. As was expected, the parties have received a "second request" seeking additional information under the Hart-Scott-Rodino Antitrust Improvements Act. Global expects to substantially comply with the request prior to the end of June 1997.





DESCRIPTION OF OPERATIONS

OFFSHORE MARINE CONSTRUCTION SERVICES

The Company is equipped to provide offshore marine construction services over the full life of an oil and gas property, from installation of platforms and pipelines, through inspection and repairs, and ultimately to abandonment and site restoration.

The Company categorizes offshore marine construction projects into three classes: ultra-deep water (over 1,000 feet of water), deepwater (200 feet to 1,000 feet) and shallow water. In recent years the Company has generally focused on projects in deepwater, which require larger barges with greater lifting capacity, more sophisticated technology and experienced personnel, and which generally provide greater operating margins than shallow water projects. With nine barges in the Gulf of Mexico that are capable of operating in deepwater, the Company believes it has more deepwater capability than any of its competitors. Capital expenditure programs for fiscal 1994 through fiscal 1997 have included investments to develop the Company's ability to compete in water depths over 1,000 feet.

PIPELINE SERVICES

The Company has laid pipelines with a diameter of up to 24 inches and has installed smaller diameter pipelines in water depths up to 5,300 feet. The Company installed approximately 518 miles of pipe of various sizes in various water depths in fiscal 1997, including 51 miles offshore West Africa.

The Company is capable of installing pipe by either the conventional or the reel method of pipelaying. With the conventional method, 40-foot segments of pipe are welded together, coated and tested on the deck of the pipelay barge. Each segment is then connected to the prior segment and is submerged in the water as the barge is moved forward 40 feet by its anchor winches or tug boats. The process is then repeated. Using the conventional pipelay method, the Company's barges can install approximately 200 feet per hour of small diameter pipe in shallow water under good weather conditions. Larger diameter pipe, deeper water and less favorable weather conditions all reduce the speed of pipeline installation.

With the reel method, the Company performs the welding, testing and coating onshore, and then spools the pipe onto a pipe reel in one continuous length. Once the reel barge is in position, the pipe is unspooled onto the ocean floor as the barge is moved forward. The Company's dedicated reel pipelay barge, the Chickasaw, is capable of spooling as much as 45 miles of 4.5-inch pipe or 3.8 miles of 12.75-inch pipe in one continuous length. Concrete coated pipe or pipe with a diameter greater than 12.75-inches cannot be installed using the Chickasaw's reel. Global has successfully operated the Chickasaw since 1987. The Company believes that its reel method pipelay capability often provides it with a competitive advantage because of its faster installation rates and reduced labor expense when compared to the conventional pipelay method. The Chickasaw can install small diameter pipe in shallow water at rates averaging 2,000 feet per hour. The Chickasaw's faster lay rate is even more significant during the winter months, when pipelay operations must be suspended frequently because of adverse weather conditions. The Chickasaw's faster installation rate allows much more progress, or even completion of a project, with fewer costly weather delays. The reel method reduces labor costs by permitting much of the welding, x-raying, coating and testing to be accomplished onshore, where labor costs are generally lower than comparable labor costs offshore. This method also enables the Company to perform a substantial portion of its work onshore, a more stable and safer work environment.

To expand the Company's pipelay capabilities into water depths to 6,000 feet, the Chickasaw was upgraded in March and April 1994 at a cost of approximately $9.0 million by adding dynamic positioning equipment, increasing pipe tension capacity and installing a new pipelay stinger designed to place the pipeline into a near vertical position as it is reeled off the barge. With this upgrade, the Chickasaw is now capable of laying up to 10-inch diameter pipe in water depths up to 3,000 feet and up to 4-inch diameter pipe in water depths up to 6,000 feet. In April and May of 1997, the Chickasaw successfully laid pipelines to a subsea development in 5,300 feet of water. The current upgrade of the Hercules includes a reel system similar in design to the Chickasaw's, but with much greater capacity. Current engineering indicates that when completed, the Hercules reel will be capable of spooling 83 miles of 6 5/8" diameter pipe, 23 miles of 12 3/4" diameter pipe, or 11 miles of 18" diameter pipe.

In addition to its pipelay services, the Company believes that it has the equipment and expertise necessary for its customer's to comply with regulations of the United States Department of Interior Minerals Management Service ("MMS") that require all offshore oil and gas pipelines greater than 8.75 inches in diameter located in water depths of 200 feet or less to be buried three feet below the sea floor. Regulations also require that these pipelines be periodically inspected, repaired and, if necessary, reburied. Inspection requires extensive diving services, and rebury requires either hand-jetting by divers or use of one of the Company's large jet sleds and a bury barge. With the acquisition of Norman Offshore Pipelines, Inc. in fiscal 1997, the Company obtained the Mudbug technology and patents. The Mudbug is used to simultaneously lay and bury pipelines, a significant competitive advantage over the conventional method which requires a second trip over the pipeline with the barge to bury the pipe.

DERRICK SERVICES

All 16 of the Company's barges are equipped with cranes designed to lift and place platforms, structures or equipment into position for installation. In addition, they can be used to disassemble and remove platforms and prepare them for salvage or refurbishment. During fiscal 1997, the Company performed derrick services in the Gulf of Mexico and offshore West Africa. The Company expects demand for Gulf of Mexico abandonment services to increase as more platforms are removed due to MMS regulations relating to the abandonment of wells and removal of platforms. At the end of 1996, there were approximately 3,837 platforms in Federal waters of the Gulf of Mexico.

In May 1995, Global and Halliburton Energy Services signed an alliance agreement to offer a total package of abandonment services to oil and gas operators in the Gulf of Mexico. The alliance, named Total Abandonment Services ("TAS"), performs all facets of the abandonment process, including engineering, project management, wellbore plug and abandonment, structure removal and site clearance.

DIVING SERVICES

Demand for diving services covers the full life of an offshore oil and gas property, including supporting exploration and drilling, installing pipelines for production and transportation, periodic inspection, repair and maintenance of fixed platforms and pipelines and, ultimately, salvage and site clearance. The Company's pipelay and derrick operations create large captive demand for deepwater diving services, for which divers are more highly compensated, and which enables the Company to attract and retain qualified and experienced divers. In fiscal 1997, approximately 54% of the Company's diving services were performed for subsidiaries of the Company compared to 51% in fiscal 1996.

The MMS requires that all offshore structures have extensive and detailed inspections for corrosion, metal thickness and structural damage every five years. As the age of the offshore infrastructure increases, the Company anticipates that demand for inspections and repairs will increase. MMS regulations require platforms to be promptly removed once production ceases and that the site be restored to meet stringent standards.

For diving projects involving long-duration deepwater and ultra deep dives to 1,500 feet, the Company uses saturation diving systems which maintain an environment for the divers at the subsea water pressure at which they are working until the job is completed. Saturation diving permits divers to make repeated dives without decompressing, which reduces the time necessary to complete the job and reduces the divers' exposure to the risks associated with frequent decompression. Two of the Company's largest saturation diving systems are capable of maintaining an environment simulating subsea water pressures to 1,500 feet. The Company has recorded the deepest wet working dive in the Gulf of Mexico at 1,075 feet.

The Company believes it has been a leader in the development of many underwater welding techniques and has more qualified diver/welders in the Gulf of Mexico than any of its competitors. Welded repairs are made by two methods, dry hyperbaric welding and wet welding. In dry hyperbaric welding, a customized, watertight enclosure is engineered and fabricated to fit the specific requirements of the structural joint or pipeline requiring repairs. The enclosure is lowered into the water, attached to the structure and then the water is evacuated, allowing divers to enter the chamber and to perform dry welding repairs. Wet welding is accomplished while divers are in the water, using specialized welding rods. Wet welding is less costly because it eliminates the need to construct an expensive, customized, single- use enclosure, but historically often resulted in repairs of unacceptable quality. The Company believes it has been a leader in improving wet welding techniques and it has satisfied the technical specifications for customers' wet welded repairs in water depths to 325 feet. The Company's Research and Development Center is an important part of a research and development consortium led by the Company and the Colorado School of Mines that conducts research on underwater welding techniques for major offshore oil and gas operators. The Research and Development Center includes a hyperbaric facility capable of simulating wet or dry welding environments for water depths of up to 1,200 feet, where the specific metals and water depths are simulated so that the welds can be performed and tested to assure compliance with the customer's technical specifications.

The Company provides diving services to nuclear power plants, which include inspecting and repairing underwater equipment either during plant turnarounds or while the plants are operating. While revenues to date from such services have not been significant, the Company believes its opportunities in this area are expanding as nuclear power plants age and require more frequent repair.

LIFTBOATS

Liftboats, also called "jackup boats", are self-propelled, self-elevating work platforms complete with legs, cranes and living accommodations. Once on location, a liftboat hydraulically lowers its legs until they are seated on the ocean floor and then "jacks up" until the work platform is elevated above the wave action. Once positioned, the stability, open deck area, crane capacity, and relatively low cost of operation makes liftboats ideal work platforms for a wide range of offshore support services. In addition, the capability to reposition at a work site, or to move to another location within a short time adds to their versatility. While the Company continues to time charter the liftboats to the offshore service industry, it is also using the liftboats in its pipeline construction and repair, platform installation, inspection, maintenance, removal, and diving services. The Company completed construction of two new liftboats during fiscal 1997.

OTHER RELATED SERVICES

Through a subsidiary the Company transports principally oilfield equipment and pipe for the Company and for outside customers. The subsidiary has intrastate hauling licenses for Texas and Louisiana, as well as interstate licenses covering 48 states from the Interstate Commerce Commission. In fiscal 1997, approximately 54% of this subsidiary's revenues were derived from work performed for outside customers.

The Company expanded its related services capabilities when it acquired the assets and on going business of the Red Adair Company, a wild well control and firefighting firm, in December 1993. The Red Adair Company continues to provide emergency firefighting response by coordinating well control services with its extensive firefighting assets. The equipment, as well as customized fire loops built for Global's barges and liftboats, is centralized at the Company's Houma facility. Internationally, the Cheyenne, currently working offshore West Africa, is equipped with three 6,000 gallon per minute Red Adair firefighting pumps.

In November 1995 Global acquired ROV Technologies, Inc., a leading consulting firm specializing in remote underwater intervention and ROV technology. ROV technology is essential to operations in water depths exceeding 1,500 feet, the limit for divers and associated saturation systems. ROV technology is also used to support subsea production systems, a growing alternative to fixed and floating platforms. ROV Technologies provides outside consulting services to Global's customers and supports various internal engineering requirements, including design and project management for the ROV system for the Pioneer.

CUSTOMERS

The Company's customers are primarily oil and gas producers and pipeline companies operating in the Gulf of Mexico and in select international areas. During fiscal 1997, the Company provided offshore marine construction services to approximately 150 customers. The Company's revenues are not dependent on any one customer. Its largest single customer in any of the three fiscal years ended March 31, 1997, accounted for 20% of revenues. The level of construction services required by any particular customer depends on the size of that customer's capital expenditure budget devoted to construction plans in a particular year. Consequently, customers that account for a significant portion of revenues in one fiscal year may represent an immaterial portion of revenues in subsequent fiscal years. The Company's contracts are typically of short duration, being completed in one to five months.

COMPETITION

The offshore marine construction industry is highly competitive. Contracts for work in the Gulf of Mexico are typically awarded on a competitive bid basis with customers usually requesting bids on projects one to three months prior to commencement. However, for projects in water depths greater than 1,000 feet, particularly subsea development projects and "turnkey" bids (where the Company is responsible for the project from engineering through hook-up), the elapsed time from bid request to commencement of work may exceed one year. The Company's professional marketing staff contacts offshore operators known to have projects scheduled to insure that the Company has an opportunity to bid for the projects. Most contracts are awarded on a fixed-price basis, but the Company also performs work on a cost-plus or day- rate basis, or on a combination of such bases. During fiscal 1997 the Company commenced several turnkey projects offshore West Africa which included fabrication and installation of platforms and pipelines. The Company attempts to minimize unexpected costs by excluding from its contract price the costs of unexpected difficulties and the costs of weather related delays during the winter months.

Competition for work in the Gulf of Mexico has historically been based on the location and type of equipment available, ability to deploy such equipment, the quality of service, safety and price. In recent years, price has been the most important factor in obtaining contracts; however, the ability to deploy improved equipment and techniques, to attract and retain skilled personnel, and to demonstrate a good safety record have also been important competitive factors.

Competition for deepwater and ultra-deep water projects in the Gulf of Mexico is limited primarily to the Company and three competitors, J. Ray McDermott, S.A., Allseas Marine Contractors, S.A, International, and Sub Sea International, Inc., a subsidiary of Dresser Industries. With increasing frequency, international competitors including HeereMac Offshore Installation Contractors, a joint venture of HeereMac and J. Ray McDermott, and Saipem and European Marine Contractors, Ltd., a joint venture of Saipem and Brown & Root, bid and compete for projects in the Gulf of Mexico. The Company's competitors for shallow water projects include many small companies, some operating only one barge, who often compete based solely on price.

Competition for diving or ROV projects in the Gulf of Mexico and Asia Pacific regions usually involves the Company, six main competitors and a number of smaller competitors. To compete more effectively, the Company has carefully developed its reputation as a quality diving and ROV contractor and has taken a leading role in developing industry-wide diving safety standards.

Competition offshore West Africa includes McDermott/ETPM West and SAIBOS. McDermott/ETPM is a joint venture between the French contractor, ETPM, and the U.S. based J. Ray McDermott. SAIBOS is a joint venture between the French contractor, Bouygues, and the Italian company, Saipem. Smaller, shallow water and inland swamp and marsh projects may also attract additional West African based competitors and the very large projects may attract, North Sea and worldwide competitors.

BACKLOG

As of May 31, 1997, the Company's backlog of construction contracts supported by written agreements amounted to approximately $51.9 million, compared to the Company's backlog at May 31, 1996, of $81.2 million. The Company does not include in its backlog amounts relating to long term vessel charter agreements, primarily the Shawnee charter to CCC, or any portion of contracts to be performed by CCC, an unconsolidated subsidiary. Management expects all of its backlog to be performed within twelve months. The Company does not consider its relative backlog amounts to be a reliable indicator of future revenues. Most of the Company's projects in the past several years were awarded and performed within a relatively short period of time. However, as the Company moves into deeper waters and into international areas larger backlog amounts are expected because these projects have longer lead time and earlier awards.

GOVERNMENT REGULATION

Many aspects of the offshore marine construction industry are subject to extensive governmental regulation. In the United States the Company is subject to the jurisdiction of the United States Coast Guard, the National Transportation Safety Board and the Customs Service, as well as private industry organizations such as the American Bureau of Shipping. The Coast Guard and the National Transportation Safety Board set safety standards and are authorized to investigate vessel accidents and recommend improved safety standards, and the Customs Service is authorized to inspect vessels at will.

The Company is required by various governmental and quasi-governmental agencies to obtain certain permits, licenses and certificates with respect to its operations. The kinds of permits, licenses and certificates required in the operations of the Company depend upon a number of factors. The Company believes that it has obtained or can obtain all permits, licenses and certificates necessary to the conduct of its business.

In addition, the Company depends on the demand for its services from the oil and gas industry and, therefore, the Company's business is affected by laws and regulations, as well as changing taxes and policies relating to the oil and gas industry generally. In particular, the exploration and development of oil and gas properties located on the Outer Continental Shelf of the United States is regulated primarily by the MMS.

The operations of the Company also are affected by numerous federal, state and local laws and regulations relating to protection of the environment, including the Outer Continental Shelf Lands Act, the Federal Water Pollution Control Act of 1972 and the Oil Pollution Act of 1990. The technical requirements of these laws and regulations are becoming increasingly complex and stringent, and compliance is becoming increasingly difficult and expensive. However, the Company does not believe that compliance with current environmental laws and regulations is likely to have a material adverse effect on the Company's business or financial statements. Certain environmental laws provide for "strict liability" for remediation of spills and releases of hazardous substances and some provide liability for damages to natural resources or threats to public health and safety. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties, and criminal prosecution. The Company's compliance with these laws and regulations has entailed certain changes in operating procedures and approximately $100,000 in expenditures in fiscal 1997. It is possible that changes in the environmental laws and enforcement policies thereunder, or claims for damages to persons, property, natural resources or the environment could result in substantial costs and liabilities to the Company. The Company's insurance policies provide liability coverage for sudden and accidental occurrences of pollution and/or clean-up and containment of the foregoing in amounts which the Company believes are comparable to policy limits carried in the marine construction industry.

Because the Company engages in certain activities that may constitute "coastwise trade" within the meaning of federal maritime regulations, it is also subject to regulation by the United States Maritime Administration (MARAD), Coast Guard and Customs Services. Under these regulations, only vessels owned by United States citizens that are built and registered under the laws of the United States may engage in "coastwise trade." Furthermore, the foregoing citizenship requirements must be met in order for the Company to continue to qualify for financing guaranteed by MARAD, which currently exists with respect to certain of its vessels. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources." Certain provisions of the Company's Articles of Incorporation are intended to aid in compliance with the foregoing requirements regarding ownership by persons other than United States citizens.

FACTORS INFLUENCING FUTURE RESULTS AND ACCURACY OF FORWARD-LOOKING STATEMENTS

In the normal course of its business, the Company, in an effort to help keep its shareholders and the public informed about the Company's operations, may from time to time issue or make certain statements, either in writing or orally, that are or contain forward-looking statements, as that term is defined in the U.S. federal securities laws. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, or other aspects of operating results. The words "expect," "believe," "anticipate," "project," "estimate," and similar expressions are intended to identify forward-looking statements. The Company cautions readers that such statements are not guarantees of future performance or events and are subject to a number of factors that may tend to influence the accuracy of the statements and the projections upon which the statements are based, including but not limited to those discussed below. As noted elsewhere in this report, all phases of the Company's operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company, and any one of which, or a combination of which, could materially affect the results of the Company's operations and whether forward-looking statements made by the Company ultimately prove to be accurate.

The following discussion outlines certain factors that could affect the Company's consolidated results of operations for fiscal 1998 and beyond and cause them to differ materially from those that may be set forth in forward-looking statements made by or on behalf of the Company.

No Assurance of Successful Management and Maintenance of Growth

The Company has experienced rapid growth, largely through acquisitions. The Company's future financial results and prospects depend in large part on its ability to successfully manage and improve the operating efficiencies and productivity of these acquired operations. In particular, whether the anticipated benefits of acquired operations are ultimately achieved will depend on a number of factors, including the ability of combined companies to achieve administrative cost savings, general economies of scale, and the ability of the Company, generally, to capitalize on its combined asset base and strategic position. Moreover, the ability of Global to continue to grow will depend on a number of factors, including competition, availability of attractive acquisition opportunities, ability to obtain and retain necessary personnel, availability of working capital and ability to maintain margins.

Dependence on Activity in the Oil and Gas Industry

The demand for the Company's construction services depends on the condition of the oil and gas industry, and particularly the capital expenditures of oil and gas companies in the Gulf of Mexico. These capital expenditures are influenced by prevailing oil and gas prices, expectations about future prices, the cost of exploring for, producing and delivering oil and gas, the sale and expiration dates of offshore leases in the United States and overseas, the discovery rate of new oil and gas reserves in offshore areas, local and international political and economic conditions, and the ability of oil and gas companies to access or to generate capital. In recent years, oil and natural gas prices and the level of offshore drilling and exploration activity have been extremely volatile. A prolonged decline in such activity could have a material adverse effect on the Company's revenues and profitability.

Operating Risks

Offshore construction involves a high degree of operational risk and is increasingly dependent on large, expensive, special purpose vessels and equipment. Hazards, such as vessels capsizing, sinking, grounding, colliding and sustaining damage from severe weather conditions are inherent in offshore operations. These hazards can cause personal injury or loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations. Litigation arising from such an occurrence may result in the Company being named as a defendant in lawsuits asserting large claims. The Company maintains such insurance protection as it deems prudent, including hull insurance on its vessels. There can be no assurance that any such insurance will be sufficient or effective under all circumstances or against all hazards to which the Company may be subject. A successful claim for which the Company is not fully insured could have a material adverse effect on the Company. Moreover, no assurance can be given that the Company will be able to maintain adequate insurance in the future at rates that it considers reasonable. See "Business-Insurance and Litigation."

International Operations

International operations accounted for approximately 23% and 39% of the Company's revenues and operating income, respectively, during fiscal 1996 and approximately 25% and 33%, respectively, during fiscal 1997. With the CCC and Divcon Acquisitions and the possible relocation of certain vessels to international markets, the percentage of the Company's revenues and operating income that is derived from international operations may increase. The Company's international operations are subject to a number of risks inherent in any business operating in foreign countries, including political, social and economic instability, potential vessel seizure, nationalization of assets, currency restrictions and exchange rate fluctuations, nullification, modification or renegotiate of contracts, import-export quotas and other forms of public and governmental regulation, all of which are beyond the control of the Company. Historically, the Company's operations have not been affected materially by such conditions or events, but as the Company's international operations expand, the exposure to these risks will also increase. Additionally, the ability of the Company to compete in international markets may be adversely affected by foreign governmental regulations that favor or require the awarding of contracts to local contractors, or by regulations requiring foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. Furthermore, the Company's foreign subsidiaries may face governmentally imposed restrictions from time to time on their ability to transfer funds to the Company. No predictions can be made as to what foreign governmental regulations applicable to the Company's operations may be enacted in the future. Although it is impossible to predict the nature and the likelihood of any events of these types, if such an event should occur, it could have a material adverse effect on the Company's financial condition and results of operations.

Dependence on Significant Customers and Vessels

As construction activity moves into deeper water in the Gulf of Mexico, construction projects tend to be larger and more complex than shallow water projects. As a result, the Company's revenues and profits are increasingly dependent on a smaller number of contracts with fewer customers and on its large barges, including the Chickasaw and the Hercules. In each of the last three fiscal years, one customer has accounted for 12% or more of the Company's revenues, and the Company has derived an average of 12% of its annual revenues from pipeline construction services employing the Chickasaw. While the Company currently insures its vessels, including the Chickasaw and the Hercules, against property loss due to a catastrophic marine disaster, mechanical failure or collision, the loss of the Chickasaw, the Hercules or another of the Company's large barges as a result of such an event, or the loss of a significant customer due to a sustained decline in deepwater pipelay activities, or competitive factors, could result in a substantial loss of revenues, increased costs and other liabilities and could have material adverse effect on the Company's operating performance.

Risks of Acquisition Strategy

The Company's growth strategy has emphasized the acquisition of other offshore marine construction businesses and assets. There can be no assurance, however, that the Company will be able to continue to identify attractive acquisition opportunities, obtain financing for acquisitions on satisfactory terms or acquire identified targets. In addition, no assurance can be given that the Company will be successful in integrating acquired businesses into its existing operations, and such integration may result in unforeseen operational difficulties or require a disproportionate amount of management's attention. Future acquisitions may result in the incurrence of additional indebtedness or the issuance of Common Stock. Furthermore, there can be no assurance that competition for acquisition opportunities in the industry will not escalate, thereby increasing the cost to the Company of making further acquisitions or causing the Company to refrain from making further acquisitions.

Pioneer Litigation; Vessel Construction

On December 14, 1995, Aker Gulf Marine filed suit against Global in the U.S. District court, Western District of Louisiana, Lafayette Division, seeking $8.2 million in additional costs believed by it to be owed because of change orders during construction of the Pioneer, and $5.0 million for disruption, acceleration, and delay damages. Global does not believe that Aker Gulf Marine's claims are valid and intends to vigorously defend against them and recover all amounts that it is legally entitled to recover. Global does not believe that the ultimate resolution of the claims will have a material adverse impact on Global's financial statements but the suit did result in delays in completion of the vessel and increased expenditures for completion of the vessel. Under an agreement reached with Aker Gulf Marine, Global has been given clear title to the Pioneer in exchange for a cash payment of $3.2 million and the posting of a $4.5 million bond in favor of Aker Gulf Marine. Such amounts and the release of the vessel are without prejudice to each company's rights to pursue claims against the other in the pending litigation or otherwise. See "Item 3 Legal Proceedings". Delays in completion of vessels are not uncommon and vessel construction involves various other risks including increases in costs due to unforeseen circumstances or changes in governmental regulations and contract disputes with the contractor. To the extent that the Company's strategy relies upon the construction of new vessels and significant modifications of existing vessels, implementation of that strategy will be subject to such risks.

Seasonality

Although the Company continues to expand its international operations, 73% of the Company's revenues in fiscal 1997 were derived from work performed in the Gulf of Mexico. The offshore construction industry in the Gulf of Mexico is highly seasonal as a result of weather conditions and the timing of capital expenditures by oil and gas companies. Historically, a substantial portion of the Company's services has been performed during the period from June through November. As a result, a disproportionate amount of the Company's contract revenue, gross profit and net income has historically been earned during the second (July through September) and third (October through December) quarters of its fiscal year. Because of seasonality, full year results are not likely to be a direct multiple of any particular quarter or combination of quarters. For example, weighted average revenues earned, gross profit and net income contributed during the second and third quarters of each of the past three fiscal years were 57%, 63% and 65%, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Contract Bidding  Risks

Due to the nature of the offshore construction industry, substantially all of the Company's projects are performed on a fixed-price basis. The revenue, costs and gross profit realized on a contract will often vary from the estimated amount because of changes in offshore job conditions and variations in labor and equipment productivity from the original estimates. In addition, during the summer construction season, the Company typically bears the risk of delays caused by adverse weather conditions. These variations and the risks inherent in the marine construction industry may result in reduced profitability or losses on projects.

Percentage-of Completion Accounting

Most of the Company's contracts are completed within 30 days of being awarded; however, because the Company's revenues are recognized on a percentage-of-completion basis, based on the ratio of costs incurred to the total estimated costs at completion, revenues and gross profits for a project may be adjusted in subsequent reporting periods from those originally reported in prior periods. To the extent that these adjustments result in a reduction or elimination of previously reported profits, the Company would recognize a charge against current earnings that may be significant depending on the size of the project or the adjustment. See "Management's discussion and Analysis of Financial Conditions and Results of Operations - Results of Operations" and the Consolidated financial Statements and Notes thereto included elsewhere herein.

Dependence on Key Personnel

The Company's success depends on the continued active participation of William
J. Dore', the Company's founder, Chairman of the Board, President and Chief Executive Officer, and certain of the Company's other officers and key operating personnel. The loss of the services of any one of these persons could have a material adverse effect on the Company. See "Executive Officers of Registrant."


Substantial Control by Principal Shareholder

William J. Dore', Chairman of the Board, President and Chief Executive Officer, beneficially owns approximately 34.3% of the outstanding Common Stock. As a result, Mr. Dore' is able to exercise substantial influence on the outcome of certain matters requiring a shareholder vote, including the election of directors. This may have the effect of delaying, deferring or preventing a change in control of the Company.

Competition

The Company's business is highly competitive. Offshore construction companies operating in the Gulf of Mexico compete intensely for available projects. Contracts for the Company's services are generally awarded on a competitive bid basis, and while customers may consider, among other things, the availability and capabilities of equipment, and the reputation and experience of the contractor, intense price competition is a primary factor in determining which qualified contractor is awarded the job. As the Company increases the portion of its operations conducted in deeper waters and internationally, it will encounter additional competitors, many of whom have greater experience than the Company in such markets. Several of the Company's competitors and potential competitors are larger and have greater financial and other resources than the Company. In addition, increased activity levels in the Gulf of Mexico may attract additional competitors on equipment to the Gulf of Mexico market.

Regulatory and Environmental Matters

The Company's vessels and operations are subject to and affected by various types of governmental regulation, including numerous federal, state and local environmental protection laws and regulations, which are becoming increasingly complex, stringent and expensive. Significant fines and penalties may be imposed for non-compliance, and certain environmental laws impose joint and several "strict liability" for remediation of spills and releases of oil and hazardous substances rendering a person liable for environmental damage, without regard to negligence or fault on the part of such person. Such laws and regulations may expose the Company to liability for the conduct of or conditions caused by others, or for acts of the Company that were in compliance with all applicable laws at the time such acts were performed. The Company does not believe that compliance with current environmental laws or regulations is likely to have a material adverse effect on the Company's business or financial condition.

Limitation on Foreign Ownership

The Company's Articles of Incorporation contain limitations on the percentage of outstanding Common Stock and other classes of voting securities that can be owned by persons who are not United States citizens within the meaning of certain statutes relating to the ownership of United States flagged vessels. At present, applying the statutory requirements, the Articles of Incorporation would prohibit more than 23% of the outstanding Common Stock from being owned by persons other than United States citizens. The restrictions imposed by the Company's Articles of Incorporation may at times preclude United States citizens from transferring their Common Stock to persons other than United States citizens. This may restrict the available market for resale of shares of Common Stock and for the issuance of shares by the Company.

PATENTS

The Company owns or is the licensee of a number of patents in the United States and Great Britain. The Company relies on a combination of patents and trade secrets to protect its proprietary technologies. In the 1987 acquisition of Sea-Con Services, Inc. pipelaying assets, the Company acquired the patents to certain pipe burying technology and an exclusive license to certain wet welding technology. Patents under which the Company is a non-exclusive licensee protect certain features of the Chickasaw, and the Company's portable reels.
In the fiscal 1997 acquisition of Norman Offshore Pipelines, Inc. the Company acquired the patents to certain pipe burying technology, called the Mudbug which permits pipelay and bury to complete in a single pass. The licenses continue until the expiration of the underlying patents, which will occur at various times to 2007, with most expiring in 1998 or later. In addition, the Company has developed certain proprietary underwater welding techniques and materials.

The Company believes that its customer relationships, reputation, technical knowledge, experience and quality equipment are more important to its competitive position than its patents and licenses. The Company's business is not materially dependent on any one or more of its licenses or patents, although the loss of license or patent protection for the Company's reel barge, its seaplow or its pipeburying technology could have a material adverse effect on the Company's Competitive position.

EMPLOYEES

The Company's work force varies based on the Company's workload at any particular time. During fiscal 1997 the number of Company employees ranged from a low of 901 to a high of 1,128, and as of May 31, 1997, the Company had 1,223 employees. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that its relationship with its employees is satisfactory. In addition, many workers are hired on a contract basis and are available to the Company on short notice.


ITEM 2.  PROPERTIES

The Company owns a fleet of 16 construction barges, 18 liftboats and eight dive support vessels. Fifteen of the Company's construction barges (including the Hercules currently being upgraded to include pipelay capability) are designed to perform more than one type of construction project which enables these combination barges to sustain a higher utilization rate. A listing of the Company's significant vessels along with a brief description of the capabilities of each is presented on pages 17.

During fiscal 1997 the Company completed construction of a semi-submersible SWATH design dive support vessel, named the Pioneer, at a cost of approximately $25.8 million. Aker Gulf Marine, which was the original shipyard for the construction of the Pioneer, has filed suit against the Company seeking an additional $13.2 million in connection with the construction of the vessel. Global is vigorously defending against the claims but they may result in increased expenditures for completion of the Pioneer. See "Item 3 Legal Proceedings" for additional information. The Pioneer is a twin-hulled, semi submersible vessel that provides support services in water depths to 8,000 feet. Use of the Pioneer design reduces weather sensitivity, allowing the vessel to continue operating in up to 12-foot seas and remain on site in up to 20-foot seas. The vessel is able to install, maintain and service subsea completions, has saturation diving capabilities, and is equipped for abandonment operations, pipeline installations and other services beyond the capabilities of conventional dive support vessels. The Pioneer began operations in the Gulf of Mexico during the third quarter of fiscal 1997.

The Company acquired the Hercules, a 400-foot barge with a 2,000 ton crane capable of performing revolving lifts up to approximately 1,600 tons, for $10.9 million in late November, 1995. The Company began an upgrade of the Hercules into a combination heavy lift and deepwater pipelay vessel in November 1996, at an estimated cost of $70 million, with completion scheduled for August 1997.

During fiscal 1997 the Company acquired the DB-15 and DB-21 (now renamed the Shawnee and Comanche, respectively) both 400-foot barges with derrick and pipelay capabilities, as part of the CCC acquisition. The Comanche is located in West Africa and the Shawnee is chartered to CCC as that company's main construction vessel. The Company also acquired the Delta 1 and the Pipeliner V as part of the acquisition of Norman Offshore Pipelines Inc. during fiscal 1997.

The Company operates eighteen liftboats, sixteen acquired in 1994 and two constructed in fiscal 1997. Liftboats are self-propelled, self-elevating vessels which can efficiently support offshore construction and other services, including dive support and salvage operations in water depths up to 180 feet.

In addition to the dedicated pipelay reel on the Chickasaw, which has a capacity ranging from 45 miles of 4.5-inch diameter pipe to 3.8 miles of 12.75-inch diameter pipe, the Company owns four portable pipelay reels, which can be mounted on the deck of its barges for pipelay by the reel method or used as additional capacity on the Chickasaw. The upgrade of the Hercules includes a reel system similar in design to the Chickasaw's, but with much greater capacity. Based upon current engineering, when completed, the Hercules reel will be capable of spooling up to 83 miles of 6" diameter pipe, 23 miles of 12" diameter pipe, or 8 miles of 18" pipe. The Company owns and operates two bury plows, which are capable of burying pipe up to 18 inches in diameter, and four jetting sleds, which are capable of burying pipe up to 36 inches in diameter, and three Mudbugs, for burying pipe simultaneous with the pipeline installation.

All of the Company's barges and vessels are owned by the Company, and seven are subject to ship mortgages. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." Under governmental regulations, the Company's insurance policies and certain of the Company's financing arrangements, the Company is required to maintain its barges and vessels in accordance with standards of seaworthiness and safety set by government regulations or classification organizations. The Company maintains its fleet to the standards for seaworthiness, safety and health set by the American Bureau of Shipping.

The Company also owns thirteen saturation diving systems, ten of which are currently operational. Of the operational units, one is installed on the Sea Lion (previously Global Diver 210) dive support vessel and another is installed in the New Iberia Research and Development Center and used to support welding research as well as offshore operations. The Company's saturation systems range in capacity from four to fourteen divers. Two of the saturation systems are capable of supporting dives as deep as 1,500 feet. Each saturation system consists of a diving bell for transporting the divers to the sea floor, and pressurized living quarters. The systems have surface controls for measuring and mixing the specialized gasses that the divers breathe, and connecting hatches for entering the diving bell and providing meals and supplies to the divers.

The Company also owns 17 firefighting water pumps and other related firefighting and well control equipment.

In the normal course of its operations, the Company also leases or charters other vessels, such as tugboats, cargo barges, utility boats and dive support vessels.

The Company's corporate headquarters are located in Lafayette, Louisiana, in an office building of approximately 27,800 square feet owned by the Company. In addition, the Company has a training facility of approximately 4,000 square feet on approximately 25 acres of land just south of Lafayette, which are leased through December 1998 from the Company's principal shareholder, Mr. William J. Dore'. The lease also includes an office building of approximately 10,000 square feet and a storage facility of approximately 7,000 square feet.

The Company leases approximately 65 acres of land on the Houma Navigational Channel near Houma, Louisiana, which serves as the headquarters for the Company's pipeline and derrick services and includes a facility for welding, coating, testing and handling of 1,700-foot lengths of pipe for spooling the Chickasaw. The lease for this facility expires in 2002 and the Company has a purchase option on the property.

The Company also leases approximately 32 acres in Amelia, Louisiana, which serves as the operations facility for the Company's derrick operations. The facility has bulkheaded water frontage for the Company's derrick barges. The lease for this facility expires in April 1999.

The Company's diving, special services, and transportation operations are headquartered on approximately 15 acres at the Port of Iberia, near New Iberia, Louisiana, owned by the Company. Additional bulkheads, work shops, storage space and offices were added during fiscal 1996 to this facility which provides direct access to the Gulf of Mexico for the Company's liftboat and dive support vessels. The New Iberia location includes the Company's Research and Development Center, which houses a hyperbaric welding facility and a conference and training facility.

The Company also leases offices in Houston, Texas and New Orleans, Louisiana and leases other offices and facilities for support of its operations in West Africa and Southeast Asia. The Company purchased land near Carlyss, Louisiana during fiscal 1997 and is currently conducting an engineering and design phase for construction of a new deepwater pipebase for the Hercules and other operations.

                            Global Industries, Ltd.
                         Listing of Barges and Vessels
                              As of March 31, 1997


                                                                        Pipelay
                                                         Derrick   -----------------
                                                         -------    Maximum   Maximum
                                                         Maximum      Pipe     Water   Calendar  Living
                                                Length     Lift     Diameter   Depth     Year    Quarter
                            Vessel Type         (Feet)    (Tons)    (Inches)  (Feet)   Acquired  Capacity
Construction Barges:    --------------------    ------   -------    --------  ------   --------  --------
    Comanche(1)         Pipelay/derrick           400     1,000      48.00    1,500     1996      223
    Shawnee(2)          Pipelay/derrick           400       860      48.00    1,500     1996      272
    Hercules(3)         Derrick                   400     2,000      --          --     1995      191
    Cheyenne            Pipelay/bury/derrick      350       800      36.00    1,500     1992      190
    DB-3                Derrick                   350       800      --          --     1992      100
    Cherokee            Pipelay/derrick           350       925      36.00    1,500     1990      183
    Sara Maria(4)       Derrick/accommodation     350       550      --          --     1996      100
    Mohawk              Pipelay/bury/derrick      320       600      48.00      700     1996      200
    Chickasaw           Pipelay reel/derrick      275       160      12.75    6,000     1990       70
    Delta 1(5)          Pipelay/bury/derrick      270        25      14.00      200     1996       70
    Tonkawa             Derrick/bury              250       175      --         400     1990       73
    Sea Constructor     Pipelay/bury/derrick      250       200      24.00      400     1987       75
    Navajo              Pipelay/derrick           240       150      10.00      600     1992      129
    G/P 37              Pipelay/bury/derrick      188       140      16.00      300     1981       58
    Pipeliner V (5)     Pipelay/bury/derrick      180        25      14.00      200     1996       60
    G/P 35              Pipelay/bury/derrick      164       100      16.00      200     1978       46
    MAD II              Pipelay/bury/derrick      135        45      22.00       50     1975       33
SWATH Vessel:
    Pioneer             Multi-task                200        50      --          --     1996       57

(1) Formerly, DB-21.
(2) Formerly, DB-15, currently chartered to CCC.
(3) Currently being equipped for conventional pipelay. Completion scheduled for the summer of 1997.
(4) Owned and operated by CCC.
(5) Acquired as part of the Norman Offshore Pipelines Inc., acquisition in July 1996.

ITEM 3.  LEGAL PROCEEDINGS

The Company's operations are subject to the inherent risks of offshore marine activity including accidents resulting in the loss of life or property, environmental mishaps, mechanical failures and collisions. The Company insures against these risks at levels consistent with industry standards. The Company believes its insurance should protect it against, among other things, the cost of replacing the total or constructive total loss of its vessels. The Company also carries workers' compensation, maritime employer's liability, general liability and other insurance customary in its business. All insurance is carried at levels of coverage and deductibles that the Company considers financially prudent.

The Company's services are provided in hazardous environments where accidents involving catastrophic damage or loss of life could result, and litigation arising from such an event may result in the Company being named a defendant in lawsuits asserting large claims. To date, the Company has only been involved in one such catastrophic occurrence when a platform owned by a customer exploded while the Company was doing underwater construction work. The settlements related to the accident totaled more than $23.0 million, but the Company's uninsured expenditure on the settlements was insignificant. Although there can be no assurance that the amount of insurance carried by Global is sufficient to protect it fully in all events, management believes that its insurance protection is adequate for the Company's business operations. A successful liability claim for which the Company is underinsured or uninsured could have a material adverse effect on the Company.

The Company is involved in various routine legal proceedings primarily involving claims for personal injury under the General Maritime Laws of the United States and Jones Act as a result of alleged negligence. The Company believes that the outcome of all such proceedings, even if determined adversely, would not have a material adverse effect on its business or financial statements.

On December 14, 1995, Aker Gulf Marine filed suit against Global in the U.S. District Court, Western District of Louisiana, Lafayette Division, seeking $8.2 million in additional costs believed by it to be owed because of change orders during construction of the PIONEER, and $5.0 million for disruption, acceleration, and delay damages. Global does not believe that Aker Gulf Marine's claims are valid, intends to vigorously defend against them, intends to recover all amounts which it is legally entitled to recover and does not believe that the ultimate resolution of the claims will have a material adverse impact on Global's financial statements. Under an agreement reached with Aker Gulf Marine, Global took possession of the PIONEER on August, 1996 and moved it to Global's facility in Amelia, Louisiana where construction and equipping of the vessel was completed. Sea trials were successfully completed in November, 1996 and the vessel is currently deployed in the Gulf of Mexico. Under the terms of the agreement, Global has been given clear title to the PIONEER in exchange for a cash payment of $3.2 million and the posting of a $4.5 million bond in favor of Aker Gulf Marine. Such amounts and the release of the vessel are without prejudice to each company's rights to pursue claims against the other in the pending litigation or otherwise.

In connection with the Company's proposed acquisition of certain of the assets of Sub Sea International, Inc. the Company has received a "Second Request" seeking additional information from Global and Sub Sea International, Inc. under the Hart-Scott Rodino Antitrust Improvements Act. Global expects to substantially comply with that request prior to the end of June, 1997.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM (Unnumbered).  EXECUTIVE OFFICERS OF THE REGISTRANT

(Provided pursuant to General Instruction G)

All executive officers named below, in accordance with the By-Laws, are elected annually and hold office until a successor has been duly elected and qualified. The executive officers of the Company as of June 1, 1997, follow:

 NAME                   AGE                       POSITION
 ----                   ---                       --------
 William J. Dore'       54       Chairman of the Board of Directors, President
                                 and Chief Executive Officer

 Michael J. Pollock     51       Vice President, Chief Financial Officer and
                                 Director

 Michael J. McCann      50       Vice President, Chief Administrative Officer


Mr. William J. Dore', the Company's founder, has been Chairman of the Board of Directors, President and Chief Executive Officer since 1973. Mr. Dore' has over twenty-five years of experience in the diving and marine construction industry and is a past President of the Association of Diving Contractors and serves on the executive committee of the Board of Directors of the National Ocean Industry Association.

Mr. Pollock was named Vice President, Chief Financial Officer and Treasurer in April 1996. He joined the Company in 1990 as Treasurer and Chief Financial Officer and was named Vice President, Chief Administrative Officer and a Director in December 1992. From 1982 until September 1990, Mr. Pollock practiced public accounting. Mr. Pollock is a Certified Public Accountant and has twenty-seven years of experience in the accounting and auditing field, including eight years as a practicing CPA.

Mr. McCann joined the Company in July 1996 as Vice President and Chief Administrative Officer. He is responsible for overseeing a wide range of administrative areas, including risk management, legal issues, environmental, Management Information Systems, internal audits, procurement and purchasing. Prior to joining Global, he served 18 years with Sub Sea International where he was most recently the CFO/Controller.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

         The following table presents for the periods indicated, the high and low sales prices per share of the Company's Common Stock (adjusted to give retroactive effect for the two-for-one stock splits effective January 24, 1996 and August 28, 1996).


                                               HIGH              LOW
                                               ----              ---
 FISCAL YEAR 1997
 First quarter                               $17.000           $10.500
 Second quarter                               18.250            12.250
 Third quarter                                20.750            15.250
 Fourth quarter                               25.875            17.250

 FISCAL YEAR 1996
 First quarter                               $ 6.625           $ 5.375
 Second quarter                                6.813             4.813
 Third quarter                                 7.688             5.625
 Fourth quarter                               10.875             6.875




As of May 31, 1997, there were approximately 490 holders of record of Common Stock.

The Company has never paid cash dividends on its Common Stock and does not intend to pay cash dividends in the foreseeable future. The Company currently intends to retain earnings, if any, for the future operation and growth of its business. Certain of the Company's financing arrangements restrict the payment of cash dividends under certain circumstances. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data presented below for the five fiscal years ended March 31, 1997, should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this Annual Report.


                                            Year Ended March 31,
                            ----------------------------------------------------
                               1997      1996       1995      1994       1993
                            ---------  ---------  --------  ---------  ---------
                                    (in thousands, except per share data)

Revenues                     $229,142   $148,376   $122,704   $80,646   $66,018
Gross profit                   63,253     41,015     38,072    24,227    23,829
Net income (1)                 33,932     20,993     19,355    10,735     9,643
Net income per share (1)(2)      0.84       0.54       0.53      0.34      0.39
Total assets (3)              422,687    202,526    160,228    80,392    62,802
Working capital (3)           103,727     34,264     54,557    23,160    24,372
Long-term debt, total (3)      43,213     22,192     22,822     2,182     2,394


----------------


(1) Effective April 1, 1993, the Company adopted SFAS No. 109, Accounting for Income Taxes, resulting in an increase in net income of $400,000 ($0.01 per share).

(2) For fiscal years prior to 1994, these amounts are restated to give effect to the issuance of shares in the Company's reorganization into a holding company structure effective January 31, 1993. Weighted average shares of Common Stock outstanding were 40,450,842 for fiscal 1997, 38,534,156 for fiscal 1996, 35,935,424 for fiscal 1995, 31,165,860 for fiscal 1994, and
    24,458,768 for fiscal 1993. These amounts are adjusted to give effect to the two-for-one stock splits effected January 24, 1996 and August 28, 1996.

(3) As of the end of the period.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company's financial condition, results of operations, liquidity and capital resources should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Although the Company has been expanding its international operations, 77% of the Company's revenues in fiscal 1996 and 73% in fiscal 1997 were derived from work performed in the Gulf of Mexico. The offshore marine construction industry in the Gulf of Mexico is highly seasonal as a result of weather conditions and the timing of capital expenditures by oil and gas companies. Historically, a substantial portion of the Company's services has been performed during the period from June through November. As a result, a disproportionate portion of the Company's revenues, gross profit and net income generally is earned during the second (July through September) and third (October through December) quarters of its fiscal year. Because of seasonality, full year results are not likely to be a direct multiple of any particular quarter or combination of quarters. The following table documents the seasonal nature of the Company's operations by presenting the percentage of annual revenues, gross profit and net income contributed during each fiscal quarter for the past three fiscal years and the three year weighted average for such periods.

                                             QUARTER ENDED
                               -----------------------------------------------
                               JUNE 30,    SEPT. 30,     DEC. 31,    MARCH 31,
                               --------    ---------     --------    ---------
REVENUES:
   Fiscal 1997                   22%          31%          25%          22%
   Fiscal 1996                   21           31           22           26
   Fiscal 1995                   24           35           30           11
   Three year average            22           32           25           21

GROSS PROFIT:
   Fiscal 1997                   20%          34%          24%          22%
   Fiscal 1996                   21           38           23           18
   Fiscal 1995                   24           44           30            2
   Three year average            21           38           25           16

NET INCOME:
   Fiscal 1997                   19%          37%          24%          20%
   Fiscal 1996                   20           39           20           21
   Fiscal 1995                   22           46           31            1
   Three year average            20           40           25           15

The Company expanded its operations offshore West Africa during the first half of fiscal 1996. Strong demand for the Company's offshore construction services in this market during the fourth quarter of fiscal 1996 and 1997 resulted in the fourth quarter of fiscal 1996 and 1997 making a significantly greater contribution to fiscal 1996 and 1997 revenues, gross profit and net income than historically, which had a significant impact on the three year weighted averages shown above.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, statement of operations data expressed as a percentage of revenues.

                                                       FISCAL
                                           --------------------------------
                                            1997         1996         1995
                                           ------       ------       ------
Revenues ...............................   100.0%       100.0%       100.0%
Cost of revenues .......................   (72.4)       (72.4)       (69.0)
Gross profit ...........................    27.6         27.6         31.0
Selling, general and administrative
  expenses .............................    (6.6)        (8.2)        (7.8)
Interest expense .......................    (0.6)        (0.1)        (0.1)
Other income (expense) .................     0.7          1.0          1.9
Income before income taxes .............    21.1         20.3         25.0
Provision for income taxes .............    (6.3)        (6.2)        (9.3)
Net income .............................    14.8         14.1         15.7


The Company's results of operations reflect the level of offshore construction activity in the Gulf of Mexico for all years and offshore West Africa during fiscal 1996 and 1997, and in Asia Pacific for the last quarter of fiscal 1997, and the Company's ability to win jobs through competitive bidding and manage won jobs to successful completion. The level of offshore construction activity is principally determined by three factors: first, the oil and gas industry's ability to economically justify placing discoveries of oil and gas reserves on production; second, the oil and gas industry's need to clear all structures from the lease once the oil and gas reserves have been depleted; and third, weather events such as major hurricanes.

FISCAL 1997 COMPARED TO FISCAL 1996

REVENUES. Revenues for fiscal 1997 of $229.1 million were 54% higher than fiscal 1996 revenues of $148.4 million, with strong contributions from international operations, diving, liftboats, derrick services and coastal pipelay. Revenues from West Africa improved to $57.4 million, up from $33.6 million in 9 months of fiscal 1996. In the Gulf of Mexico, pipeline construction activity increased from the prior year, and, largely due to the addition of coastal pipeline services and the Norman Offshore Pipelines, Inc. acquisition, barge days employed improved 55%, from 1,150 days in fiscal 1996 to 1,783 days in fiscal 1997. Competition continued to intensify as additional barges relocated to and competed for pipeline installation projects. Liftboat and DSV days employed in fiscal 1997 of 5,332 days were significantly higher than the 4,076 days employed in fiscal 1996, as a result of increased activity and the addition of two DSV's and two liftboats during the year. Diver days employed improved 118%, from 10,982 days in fiscal 1996 to 23,936 days in fiscal 1997, as higher activity was combined with additional days resulting from the Norman and Divcon acquisitions.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization, including amortization of drydocking costs, for fiscal 1997 was $17.7 million compared to the $11.1 million recorded in fiscal 1996. The increase of 59% was principally attributable to depreciation on the CHEYENNE and the HERCULES (both of which are depreciated on a units-of-production basis), and higher dry-dock amortization amounts.

GROSS PROFIT. Gross profit, the excess of revenues over the cost of revenues, including depreciation and amortization charges, for fiscal 1997 of $63.3 million was 54% higher than the $41.0 million reported for fiscal 1996. Expressed as a percentage of revenues, gross profit in fiscal 1997 of 27.6% was the same as that reported in fiscal 1996, as improved margins from higher activity levels were offset by the cost burden of building the operating infrastructure to support additions to the operating fleet and by lower margins on fabrication and procurement portions of turnkey contracts in West Africa.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. While selling, general and administrative expenses for fiscal 1997 of $15.1 million were 24% higher than the $12.2 million reported in fiscal 1996, as a percentage of revenues it decreased to 6.6% from 8.2%. Most of the increase in selling, general and administrative expense was attributable to staff additions made to support expanding operations. Fiscal 1997 operating results include a $3.6 million provision relating to the Company's incentive compensation and employee retirement plan, the same as in fiscal 1996. Of the fiscal 1997 and fiscal 1996 provisions, $2.5 million was charged to cost of revenues and $1.1 million included in selling, general and administrative expenses.

INTEREST EXPENSE AND OTHER INCOME AND EXPENSE. Interest expense was $1.4 million net of capitalized interest in fiscal 1997, compared to $0.2 million in fiscal 1996. Other income in fiscal 1997 of $1.7 million was comparable to the $1.5 million reported in fiscal 1996. The changes in interest expense and interest income occurred as heavy capital expenditures in fiscal 1997 reduced the surplus funds available for short-term investments during part of the year, while the net proceeds of an equity offering completed in February 1997 added to surplus funds available for the remainder of the year.

NET INCOME. Net income for fiscal 1997 of $33.9 million was 61% higher than the $21.0 million recorded for fiscal 1996, while net income per share of $0.84 increased 56% from fiscal 1996 net income per share of $0.54, as average shares outstanding increased 5%. The Company's effective tax rate for fiscal 1997 remains substantially consistent with fiscal 1996.

FISCAL 1996 COMPARED TO FISCAL 1995

REVENUES. Revenues for fiscal 1996 of $148.4 million were 20.9% higher than fiscal 1995 revenues of $122.7 million, as revenues contributed from international expansion of offshore construction services, a full year of operations of the liftboats and turnkey project revenues more than offset the decline in Gulf of Mexico pipeline construction activity. Early in fiscal 1996, the Company converted the DB-2 derrick barge into a combination pipelay/derrick barge, now named the CHEYENNE, and entered the offshore West Africa construction area. This commitment produced positive results as 146 (or 12.7%) of the 1,150 total barge days worked in fiscal 1996 were offshore West Africa. In the Gulf of Mexico, pipeline construction activity declined from the prior year and competition intensified as additional barges relocated to and competed in this area. As a result, barge days employed in the Gulf of Mexico market declined 14.8%, from 1,178 days in fiscal 1995 to 1,004 days in fiscal 1996. Liftboat and DSV days employed in fiscal 1996 of 4,076 days were significantly higher than the 1,448 days employed in fiscal 1995, as a result of inclusion of a full year of operation of the sixteen liftboats acquired effective December 31, 1994. Diver days employed declined only 7.2%, from 11,840 days in fiscal 1995 to 10,982 days in fiscal 1996.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization, including amortization of drydocking costs, for fiscal 1996 was $11.1 million compared to the $7.4 million recorded in fiscal 1995. The increase of 50.0% was principally the result of increased depreciation attributable to capital expenditures to acquire the sixteen liftboats, conversion of the DB-2 into the combination barge CHEYENNE, and increased use of the upgraded CHICKASAW in the dynamic positioning mode of operation and the converted SEA LION (previously called Global Diver 210), partially offset by less barge days employed in the Gulf of Mexico.

GROSS PROFIT. Gross profit, the excess of revenues over the cost of revenues, including depreciation and amortization charges, for fiscal 1996 of $41.0 million was 7.6% higher than the $38.1 million reported for fiscal 1995. Expressed as a percentage of revenues, gross profit in fiscal 1996 of 27.6% was lower than the 31.0% reported in fiscal 1995, largely because of the competitive Gulf of Mexico offshore construction and the cost burden of building the operating infrastructure to support additions to the operating fleet (the heavy lift barge HERCULES in late November 1995 and the combination barge MOHAWK and the PIONEER, in the second and third quarters of fiscal 1997, respectively).

SELLING, GENERAL AND ADMINISTRATIVE. While selling, general and administrative expenses for fiscal 1996 of $12.2 million were 28.4% higher than the $9.5 million reported in fiscal 1995, as a percentage of revenues it increased only to 8.2% from 7.8%. Most of the increase in selling, general and administrative expense was attributable to staff additions made to support expanding international operations and scheduled equipment additions to the operating fleet. Fiscal 1996 operating results include a $3.6 million provision relating to the Company's incentive compensation and employee retirement plan compared with a provision in fiscal 1995 of $3.8 million. Of the 1996 provision, $2.5 million was charged to cost of revenues and $1.1 million included in selling, general and administrative expenses. The fiscal 1995 provision was charged $2.7 million to cost of revenues and $1.1 million to selling, general and administrative expenses.

INTEREST EXPENSE AND OTHER INCOME AND EXPENSE. Interest expense was $0.2 million in both fiscal 1996 and 1995. Other income and expense in fiscal 1996 of $1.5 million was lower than the $2.4 million reported in fiscal 1995 because heavy capital expenditures in fiscal 1996 reduced the surplus funds available for short-term investments and the prior year included an $0.8 million gain from the sale of non-essential land and buildings at the Port of Iberia, New Iberia, Louisiana.

NET INCOME. Net income for fiscal 1996 of $21.0 million was 8.2% higher than the $19.4 million recorded for fiscal 1995, while net income per share of $1.09 increased 1.9% from fiscal 1995 net income per share of $1.07 as average shares outstanding increased 7.2%. The Company's effective tax rate declined from 37.0% in fiscal 1995 to 30.3% in fiscal 1996 as international earnings were burdened with a lower tax rate than that experienced by the remainder of the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations generated cash flow of $64.3 million during fiscal 1997. Cash from operations, together with $155.9 million provided by financing activities, funded investing activities of $161.7 million. Investing activities consisted principally of capital expenditures, the Norman Offshore Acquisition, the CCC Acquisition and advances, the Divcon Acquisition, dry-docking costs, and the placement of the 1996 MARAD-guaranteed Title XI bond proceeds in escrow, offset by the release from escrow of the 1994 MARAD-guaranteed Title XI bond proceeds. Funds provided by financing activities principally represent net cash realized from the February 1997 equity offering and proceeds from the sale of Title XI bonds. Working capital increased $69.4 million during fiscal 1997 from $34.3 million at March 31, 1996, to $103.7 million at March 31, 1997.

Capital expenditures during fiscal 1997 included the costs of construction of two liftboats, a launch barge and a cargo barge, and continued construction of the PIONEER. In August 1996, the Company reached an agreement with Aker Gulf Marine, and took possession of the PIONEER. The vessel was relocated to the Company's facility in Amelia, Louisiana where the construction and equipping of the vessel was completed. The PIONEER successfully completed sea trials and began operation in November 1996. Under the terms of the agreement, the Company has received clear title to the PIONEER in exchange for a $3.2 million cash payment and the posting of a $4.5 million bond in favor of Aker Gulf Marine. Such amounts and the release of the vessel are without prejudice to each company's rights to pursue claims against the other in pending litigation or otherwise. The Company estimates the fully equipped cost of the PIONEER to be $25.8 million. In September 1994, the Company sold $20.9 million of Title XI bonds in connection with financing the cost of constructing and outfitting the PIONEER.

The Company estimates that the cost to complete capital expenditure projects in progress at March 31, 1997 will be approximately $118.0 million with $92.0 million to be incurred during fiscal 1998 and the remainder during fiscal 1999. The addition of conventional pipelay capability and dynamic positioning to the HERCULES is now scheduled for completion during the summer of 1997 at a completion cost of approximately $35.0 million, which is in addition to the approximately $35.0 million previously spent.

Long-term debt outstanding at March 31, 1997, included $41.5 million of Title XI bonds. Included in this amount are $20.3 million of bonds which the Company issued during August 1996 to finance the construction of two liftboats, a launch barge and a cargo barge. The Company's outstanding Title XI bonds mature in 2003, 2005, 2020, and 2022. The bonds carry interest rates of 9.15%, 8.75%, 8.30% and 7.25% per annum, respectively, and require aggregate semi-annual payments of $0.5 million, plus interest, until January 1998 when aggregate semi-annual payments will be $0.9 million. The agreements pursuant to which the Title XI bonds were issued contain certain covenants, including the maintenance of minimum working capital and net worth requirements, which, if not met, result in additional covenants that restrict the operations of the Company and its ability to pay cash dividends. The Company is currently in compliance with these covenants.

In July 1996, the Company completed the Norman Offshore acquisition. In addition, the Company completed the CCC and Divcon acquisitions in December 1996. The purchase price for each of these three transactions was primarily funded by cash generated from operations and borrowings under the Company's Credit Facility.

The Company and Dresser Industries have signed a definitive agreement to purchase selected assets of Sub Sea International, Inc., a subsidiary of Dresser Industries, for $102 million, payable in cash at closing. The assets to be acquired include pipelay, diving and liftboat assets in the United States, and diving and ROV assets in the Middle East, the Far East and Asia Pacific regions. The transaction is expected to be consummated during the second quarter of fiscal 1998, assuming, that the Company receives regulatory approval and that all of the conditions are met, including expiration or termination of requisite waiting periods. As was expected, the parties have received a "second request" seeking additional information under the Hart-Scott-Rodino Antitrust Improvements Act. Global expects to substantially comply with the request prior to the end of June 1997.

Effective April 17, 1997, the Company obtained an $85.0 million Revolving Line of Credit Agreement ("Loan Agreement") with a syndicate of commercial banks to replace its previous credit facility. The revolving credit facility of the Loan Agreement is available until June 30, 2000, at which time the amount available is reduced to zero over two years. Interest accrues at the 30 day LIBOR Rate (5.7% at May 31, 1997), plus a factor of from 0.75% to 1.75%, depending on certain financial ratios, and is payable monthly. Continuing access to the Revolving Line of Credit is conditioned upon the Company remaining in compliance with the covenants of the Loan Agreement, including the maintenance of certain financial ratios. At May 31, 1997, no amounts were outstanding under the Loan Agreement and the Company was in compliance with the covenants contained therein.

Funds available under the Company's Credit Facility and Title XI bonds, combined with available cash, and cash generated from operations, are expected to be sufficient to fund the Company's operations, scheduled debt retirement, planned capital expenditures and acquisitions for the foreseeable future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Global Industries, Ltd.

We have audited the accompanying consolidated balance sheets of Global Industries, Ltd. and subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Global Industries, Ltd. and subsidiaries at March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP


New Orleans, Louisiana
June 6, 1997
(June 24, 1997 as to Note 13)

                            GLOBAL INDUSTRIES, LTD.
                          CONSOLIDATED BALANCE SHEETS

                            (DOLLARS IN THOUSANDS)

                                                                                              MARCH 31,
                                                                                   ---------------------------------
                                                                                      1997                   1996
                                                                                   ---------                --------
     ASSETS
     CURRENT ASSETS:
     Cash                                                                          $  63,981                $  5,430
     Escrowed funds (Note 1)                                                          19,112                  16,189
     Receivables                                                                      51,762                  39,610
     Advances to unconsolidated affiliate (Note 12)                                   13,913                      --
     Prepaid expenses and other                                                        2,874                   3,825
                                                                                   ---------                --------
     Total current assets                                                            151,642                  65,054
                                                                                   ---------                --------

     ESCROWED FUNDS (Note 1)                                                           1,447                   4,768
                                                                                   ---------                --------
     PROPERTY AND EQUIPMENT, net (Notes 2, 3 and 6)                                  243,915                 126,295
                                                                                   ---------                --------
     OTHER ASSETS:
     Deferred charges, net (Note 1)                                                    6,469                   5,453
     Investment in and advances to unconsolidated
            affiliate (Note  12)                                                      15,071                      --
     Other                                                                             4,143                     956
                                                                                   ---------                --------
     Total other assets                                                               25,683                   6,409
                                                                                   ---------                --------
     TOTAL                                                                         $ 422,687                $202,526
                                                                                   =========                ========

     LIABILITIES AND SHAREHOLDERS' EQUITY
     CURRENT LIABILITIES:
     Current maturities of long-term debt (Note 3)                                 $   2,266                $  1,048
     Accounts payable                                                                 29,828                  19,364
     Accrued liabilities                                                               9,453                   4,020
     Accrued profit-sharing (Note 5)                                                   3,566                   3,465
     Insurance payable                                                                 2,802                   2,893
                                                                                   ---------                --------
             Total current liabilities                                                47,915                  30,790
                                                                                   ---------                --------

     LONG-TERM DEBT (Note 3)                                                          40,947                  21,144
                                                                                   ---------                --------
     DEFERRED INCOME TAXES (Note 4)                                                   21,598                  14,898
                                                                                   ---------                --------
     COMMITMENTS AND CONTINGENCIES (Notes 3 and 6)
     SHAREHOLDERS' EQUITY (NOTE 7):
     Preferred stock                                                                      --                      --
     Common stock, issued and outstanding, 45,278,375
     shares in 1997 and 37,872,078 shares in 1996                                        454                     378
     Additional paid-in capital                                                      201,331                  58,806
     Retained earnings                                                               110,442                  76,510
                                                                                   ---------                --------

     Total shareholders' equity                                                      312,227                 135,694
                                                                                   ---------                --------
     TOTAL                                                                         $ 422,687                $202,526
                                                                                   =========                ========

                See notes to consolidated financial statements.

                            GLOBAL INDUSTRIES, LTD.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 YEAR ENDED MARCH 31,
                                                                     --------------------------------------------
                                                                       1997              1996              1995
                                                                     --------          --------          --------
        REVENUES (NOTE 8)                                            $229,142          $148,376          $122,704

        COST OF REVENUES                                              165,889           107,361            84,632
                                                                     --------          --------          --------

        GROSS PROFIT                                                   63,253            41,015            38,072

        SELLING, GENERAL AND ADMINISTRATIVE
          EXPENSES                                                     15,080            12,233             9,549
                                                                     --------          --------          --------

        OPERATING INCOME                                               48,173            28,782            28,523
                                                                     --------          --------          --------
        OTHER INCOME (EXPENSE):
          Interest Expense                                            (1,358)             (170)             (183)
          Other                                                         1,660             1,516             2,383
                                                                     --------          --------          --------
                                                                          302             1,346             2,200
                                                                     --------          --------          --------

        INCOME BEFORE INCOME TAXES                                     48,475            30,128            30,723

        PROVISION FOR INCOME TAXES (NOTE 4)                            14,543             9,135            11,368
                                                                     --------          --------          --------

        NET INCOME                                                   $ 33,932          $ 20,993          $ 19,355
                                                                     --------          --------          --------

        NET INCOME PER SHARE (NOTE 1)                                $   0.84          $   0.54          $   0.53
                                                                     --------          --------          --------


                See notes to consolidated financial statements.

                            GLOBAL INDUSTRIES, LTD.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                     COMMON STOCK               ADDITIONAL
                                             ----------------------------        PAID-IN         RETAINED
                                               SHARES           AMOUNT           CAPITAL         EARNINGS          TOTAL
                                             -----------      -----------     -----------      -----------      -----------
     BALANCE AT APRIL 1, 1994                 30,860,900      $       309     $    27,095      $    36,214      $    63,618
     Net income                                       --               --              --           19,355           19,355
     Amortization of unearned stock
       compensation                                   --               --             324               --              324
     Restricted stock forfeitures, net           (19,800)              --              --               --               --
     Non-employee director awards                  2,400               --              13               --               13
     Issuance of stock option awards                  --               --             117               --              117
       Unearned stock compensation                    --               --            (117)              --             (117)
     Exercise of stock options                    36,536               --             113               --              113
     Sale of common stock, net of
       underwriting discounts and
       commissions of $1,967                   6,900,000               69          30,791              (52)          30,808
     Offering costs associated with sale
       of common stock                                --               --            (170)              --             (170)
                                             -----------      -----------     -----------      -----------      -----------
     BALANCE AT MARCH 31, 1995                37,780,036              378          58,166           55,517          114,061
     Net income                                       --               --              --           20,993           20,993
     Amortization of unearned stock
       compensation                                   --               --             318               --              318
     Restricted stock issues, net                    532               --              --               --               --
     Non-employee director awards                  4,000               --              20               --               20
     Issuance of stock option awards                  --               --              71               --               71
       Unearned stock compensation                    --               --             (71)              --              (71)
     Exercise of stock options                    87,510               --             302               --              302
                                             -----------      -----------     -----------      -----------      -----------
     BALANCE AT MARCH 31, 1996                37,872,078              378          58,806           76,510          135,694
     Net income                                       --               --              --           33,932           33,932
     Amortization of unearned stock
        compensation                                  --               --             281               --              281
     Restricted stock issues, net                  3,478               --              --               --               --
     Non-employee director awards                  3,378               --              50               --               50
     Issuance of stock option awards                  --               --              73               --               73
        Unearned stock compensation                   --               --             (73)              --              (73)
     Exercise of stock options                   399,441                6           1,446               --            1,452
     Tax effect of exercise of stock
        options                                       --               --           1,300               --            1,300
     Sale of common stock net of
        underwriting discounts and
        commissions of $7,350                  7,000,000               70         139,580               --          139,650
     Offering costs associated with sale
        of common stock                               --               --            (132)              --             (132)
                                             -----------      -----------     -----------      -----------      -----------
     BALANCE AT MARCH 31, 1997                45,278,375      $       454     $   201,331      $   110,442      $   312,227
                                             ===========      ===========     ===========      ===========      ===========


                See notes to consolidated financial statements.

                            GLOBAL INDUSTRIES, LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               YEAR ENDED MARCH 31,
                                                       -------------------------------------
                                                         1997           1996          1995
                                                       ---------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                             $  33,932      $ 20,993      $ 19,355
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                           18,003        11,422         7,808
  (Gain) loss on sale of property and equipment              (11)           66          (731)
  Deferred income taxes                                    6,700         3,926         5,080
  Other                                                       69            21            --
  Changes in operating assets and liabilities (net
  of acquisitions):
    Receivables                                           (7,800)      (27,079)       (2,568)
    Prepaid expenses and other                             1,549        (2,767)          338
    Accounts payable and accrued liabilities              11,753        16,616         1,821
    Accrued profit-sharing                                   101           753         1,852
                                                       ---------      --------      --------
      Net cash provided by operating activities           64,296        23,951        32,955
                                                       ---------      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Short-term investments, net                                 --        45,840       (26,003)
  Proceeds from sale of equipment                             16           323         1,154
  Decrease (increase) in escrowed funds, net                 398           498       (21,455)
  Acquisition of businesses, net of cash acquired         (5,990)           --            --
  Acquisition of equity interest in and advances         (25,784)           --            --
      to unconsolidated affiliate
  Additions to property and equipment                   (124,868)      (63,758)      (33,700)
  Additions to deferred charges                           (4,277)       (5,524)         (655)
  Other                                                   (1,146)          864          (886)
                                                       ---------      --------      --------
      Net cash used in investing activities             (161,651)      (21,757)      (81,545)
                                                       ---------      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                             (2,193)         (630)         (212)
  Proceeds from long-term debt                            20,328            --        20,852
  Payment of short-term borrowings                        (3,200)           --            --
  Proceeds from sale of common stock, net                140,971           302        30,638
                                                       ---------      --------      --------
    Net cash provided by (used in)
      financing activities                               155,906          (328)       51,278
                                                       ---------      --------      --------
CASH:
  INCREASE (DECREASE)                                     58,551         1,866         2,688
  BEGINNING OF YEAR                                        5,430         3,564           876
                                                       ---------      --------      --------
  END OF YEAR                                          $  63,981      $  5,430      $  3,564
                                                       =========      ========      ========



                See notes to consolidated financial statements.

                            GLOBAL INDUSTRIES, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION AND BASIS OF PRESENTATION - Global Industries, Ltd. (the "Company") provides construction services, including pipeline construction, platform installation and removal, construction support and diving services, primarily to the offshore oil and gas industry in the United States Gulf of Mexico and in selective international areas. Most work is performed on a fixed-price basis, but the Company also performs services on a cost-plus or day-rate basis, or on a combination of such bases. The Company's contracts are typically of short duration, being completed in one to five months.

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Effective December 23, 1996, the Company acquired a 49% ownership interest in CCC Fabricaciones y Construcciones, S.A. de C.V. ("CCC") (see Note 12) which is accounted for by the equity method.

         CASH - Cash includes cash on hand, demand deposits, repurchase agreements having maturities less than three months, and money market funds with banks.

         INVESTMENTS - The Company's investments in U.S. Treasury Bills with maturities of less than one year are classified as securities held to maturity and, accordingly, are reported at amortized cost, which approximates fair value.

         ESCROWED FUNDS - Escrowed funds totaling $20.6 million and $20.9 million, respectively, at March 31, 1997 and 1996 include net proceeds realized from the sale of U.S. Government Guaranteed Financing Bonds which were deposited into an escrow account with MARAD and invested in U.S. Treasury Bills. The escrowed funds are available for reimbursement to the Company for a portion of the cash invested in constructing certain vessels, upon completion and delivery of the vessels. At March 31, 1997 and 1996, the Company estimated $19.1 million and $16.2 million of the cash invested in constructing the vessels was currently reimbursable from the escrowed funds upon completion of the vessels.

         PROPERTY AND EQUIPMENT - Property and equipment is generally stated at cost. Expenditures for property and equipment and items which substantially increase the useful lives of existing assets are capitalized at cost and depreciated. Routine expenditures for repairs and maintenance are expensed as incurred. Except for certain barges which are depreciated on the units-of-production method over estimated barge operating days, depreciation is provided utilizing the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is provided utilizing the straight-line method over the estimated useful lives of the assets or the lives of the leases, whichever is shorter. Leasehold improvements relating to leases from the Company's principal shareholder are amortized over their expected useful lives (and beyond the term of lease) because it is expected that the leases will be renewed.


         The periods used in determining straight-line depreciation and amortization follow:

         Marine barges, vessels and related equipment          10 - 25 years
         Machinery and equipment                                5 - 12 years
         Furniture and fixtures                                 5 - 12 years
         Buildings                                             15 - 30 years
         Leasehold improvements                                 5 - 15 years


         Depreciation and amortization expense of property and equipment approximated $14.4 million, $9.7 million and $6.5 million for the three years ended March 31, 1997, respectively.

         DEFERRED CHARGES - Deferred charges consist principally of drydocking costs which are capitalized at cost and amortized on the straight-line method through the date of the next scheduled drydocking. Amortization expense approximated $3.3 million, $1.4 million and $0.9 million for the three years ended March 31, 1997, respectively.

         CONTRACTS IN PROGRESS AND REVENUE RECOGNITION - Revenues from construction contracts, which are typically of short duration, are recognized on the percentage-of-completion method, measured by relating the actual cost of work performed to date to the current estimated total cost of the respective contract. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies and repairs. Provisions for estimated losses, if any, on uncompleted contracts are made in the period in which such losses are determined. Selling, general and administrative costs are charged to expense as incurred.

         STOCK-BASED COMPENSATION - Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123") encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations and has adopted the disclosure-only provisions of SFAS 123. Accordingly, compensation cost for restricted stock awards and stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. See Note 7.

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying value of the Company's financial instruments, including cash, short-term investments, receivables, payables, and certain accrued liabilities approximate fair market value due to their short-term nature. The fair value of the Company's long-term debt at March 31, 1997 and 1996 based upon available market information, approximated $43.2 million and $23.0 million, respectively.

         CONCENTRATION OF CREDIT RISK - The Company's customers are primarily major oil companies, independent oil and gas producers, and transportation companies operating in the Gulf of Mexico and selected international areas.
The Company performs ongoing credit evaluation of its customers and requires posting of collateral when deemed appropriate. The Company provides allowances for possible credit losses when necessary.

         NET INCOME PER SHARE - Net income per share is computed by dividing net income by the weighted average number of common shares outstanding adjusted to give effect to the assumed exercise of dilutive stock options less the number of treasury shares assumed to be purchased from the proceeds. The weighted average number of common shares outstanding has been adjusted to give retroactive effect to the two-for-one common stock split which became effective in August, 1996. The weighted average number of shares used in the computation was 40,450,842 for 1997, 38,534,156 for 1996 and 35,935,424 for 1995.

         In February 1997, the Financial Accounting Standards board issued Statement of Financial Accounting Standards No. 128,

"Earnings per Share" ("SFAS 128") which changes the method of calculating earnings per share ("EPS"). SFAS 128 requires the presentation of "basic" EPS and "diluted" EPS on the face of the statement of operations. Basic EPS is computed by dividing the net income available to common shareholders by the weighted-average shares of outstanding common stock. The calculation of diluted EPS is similar to basic EPS except that the denominator includes dilutive common stock equivalents such as stock options and warrants. The statement is effective for financial statements for periods ending after December 15, 1997. The Company will adopt SFAS 128 in the third quarter of fiscal 1998, as early adoption is not permitted. When adopted, it will require restatement of prior years' EPS. Had the provisions of SFAS 128 been in effect as of March 31, 1997, the Company would have reported basic EPS of $0.87 and diluted EPS of $0.84 for the year ended March 31, 1997.

         USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.       PROPERTY AND  EQUIPMENT

         Property and equipment at March 31, 1997 and 1996 is summarized as follows:

                                                                        MARCH 31,
                                                              --------------------------
                                                                1997              1996
                                                              --------          --------
                                                                     (IN THOUSANDS)
      Marine barges and vessels                               $205,024           $98,105
      Machinery and equipment                                   29,484            17,796
      Transportation equipment                                   2,610             2,305
      Furniture and fixtures                                     2,952             2,109
      Buildings and leasehold improvements                       6,586             3,763
      Land                                                       8,022               980
      Construction in progress                                  41,877            39,522
                                                              --------          --------
                                                               296,555           164,580
      Less accumulated depreciation and amortization          (52,640)          (38,285)
                                                              --------          --------
        Property and equipment - net                          $243,915          $126,295
                                                              ========          ========


         Interest costs for the construction of certain long-term assets are capitalized and amortized over the related assets' estimated useful lives. Interest costs incurred during fiscal 1997, 1996 and 1995 amounted to $3.9 million, $1.9 million, and $1.1 million, respectively, of which $2.6 million, $1.7 million, and $0.9 million, respectively, were capitalized.





3.       FINANCING ARRANGEMENTS

         Long-term debt at March 31, 1997 and 1996 consisted of the following:

                                                                                MARCH 31,
                                                                         -------------------------
                                                                          1997              1996
                                                                         -------           -------
                                                                           (IN THOUSANDS)
   United States Government Guaranteed Ship
     Financing Bonds, 1994 Series dated September
     27, 1994, payable in 49 semi-annual installments
     commencing January 15, 1996 of $418,000 with
     final installment of $370,000, plus interest at
     8.30%, maturing July 15, 2020, collateralized by
     escrowed funds and the PIONEER vessel
     and related equipment with a net
     book value of $25.8 million at March 31, 1997                       $19,598           $20,434
   United States Government Guaranteed Ship
     Financing Bonds, 1996 Series dated August
     15, 1996, payable in 49 semi-annual installments
     commencing January 15, 1998, of $407,000 with
     final installment of $385,000, plus interest at
     7.25%, maturing July 15, 2022, collateralized by
     escrowed funds and four vessels under
     construction and related equipment with a net
     book value of $23.5 million at March 31, 1997                        20,328                --
   Other obligations                                                       3,287             1,758
                                                                         -------           -------
                                                                          43,213            22,192
   Less current maturities                                                 2,266             1,048
                                                                         -------           -------
   Long-term debt, less current maturities                               $40,947           $21,144
                                                                         =======           =======

         Annual maturities of long-term debt for each of the five fiscal years following March 31, 1997 and in total thereafter follow (in thousands):

         1998                                $   2,266
         1999                                    2,273
         2000                                    2,194
         2001                                    2,231
         2002                                    1,867
         Thereafter                             32,382
                                             ---------
             Total                           $  43,213
                                             =========

         In accordance with the United States Government Guaranteed Ship Financing Bond agreements, the Company is required to comply with certain covenants, including the maintenance of minimum working capital and net worth requirements, which if not met, result in additional covenants including restrictions on the payment of dividends. The Company is currently in compliance with these covenants.

         At March 31, 1997 and 1996 the Company had a $50.0 million revolving line of credit ("Credit Agreement") with a commercial bank. The Credit Agreement, as amended provided for a maximum draw at any one time of $25.0 million for general corporate purposes and $40.0 million for construction or renovation of vessels, provided that the aggregate outstanding principal amount shall never exceed $50.0 million. The revolving credit facility was available until January 1, 1998. Interest accrued at the LIBOR Rate plus 1.25% and 1.8% at March 31, 1997 and 1996 respectively (6.80% and 7.14% at the respective dates). At March 31, 1997 and 1996, no amounts were outstanding under the Credit Agreement and the Company was in compliance with the covenants contained therein.

         Effective April 17, 1997, the Company entered into a restated credit agreement ("Restated Credit Agreement") with a syndicate of commercial banks which replaced its previous credit facility. The terms of the Restated Credit Agreement provide a maximum available line of credit of $85.0 million through June 30, 2000, at which time the amount available is reduced to zero over two years. Borrowings under the facility are unsecured, bear interest at fluctuating rates, and are payable on July 30, 2002. Continuing access to the line of credit is conditioned upon the Company remaining in compliance with the covenants of the Restated Credit Agreement, including covenants relating to the maintenance of certain financial ratios, limitations on the incurrence of new indebtedness, and the payment of dividends.

         GUARANTEES - The Company has guaranteed certain indebtedness and commitments of an affiliate (see Note 12) approximating $51.3 million at March 31, 1997.

4.       INCOME TAXES

         The Company has provided for income taxes as follows:

                                        MARCH 31,
                             ------------------------------
                              1997        1996       1995
                             -------     ------     -------
                                     (IN THOUSANDS)
 U.S. Federal and State:
   Current                   $ 6,189     $3,309     $ 6,288
   Deferred                    6,700      3,926       5,080
 Foreign:
   Current                     1,654      1,900          --
                             -------     ------     -------
   Total                     $14,543     $9,135     $11,368
                             =======     ======     =======


         State income taxes included above are not significant for any of the years presented.

         Income before income taxes consisted of the following:

                               MARCH 31,
                   -------------------------------
                    1997        1996       1995
                   -------     ------     --------
                            (IN THOUSANDS)
 United States     $34,417     $18,847     $30,723
 Foreign            14,058      11,281          --
                   -------     -------     -------
   Total           $48,475     $30,128     $30,723
                   =======     =======     =======





         The provision for income taxes varies from the Federal statutory income tax rate due to the following:

                                             MARCH 31,
                               -----------------------------------
                                 1997          1996          1995
                               --------      --------      -------
Taxes at Federal statutory
  rate of 35%                  $ 16,966      $ 10,545      $10,753
Foreign income taxes at
  different rates                (3,266)       (2,048)          --
Other                               843           638          615
                               --------      --------      -------
  Total                        $ 14,543      $  9,135      $11,368
                               ========      ========      =======

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's net deferred tax balance as of March 31, 1997 and 1996, are as follows:

                                                FISCAL
                                        ----------------------
                                          1997          1996
                                        --------      --------
                                            (IN THOUSANDS)
DEFERRED TAX LIABILITIES:
  Excess book over tax basis of
  property and equipment                $ 20,567      $ 16,655
  Deferred charges                         1,598           372
  Other                                      474           111

DEFERRED TAX ASSETS:
  Reserves not currently deductible       (1,041)       (1,399)
  Tax credit carry forwards                   --          (841)
                                        --------      --------
NET DEFERRED TAX LIABILITY              $ 21,598      $ 14,898
                                        ========      ========


5.       EMPLOYEE BENEFITS

         The Company sponsors a defined contribution profit-sharing and 401(k) plan that covers all employees who meet certain eligibility requirements. Company contributions to the plan are made at the discretion of the Board of Directors and may not exceed 15% of the annual compensation of each participant. Retirement plan expense was $2.1 million, $1.6 million and $1.4 million, respectively, for the three fiscal years ended March 31, 1997.

         In addition, the Company has an incentive compensation plan which rewards employees when the Company's financial results meet or exceed budgets. For fiscal 1997, 1996 and 1995, the Company recorded incentive compensation expense of $1.5 million (distributable to 1,037 employees), $2.0 million (distributed to 711 employees), and $2.4 million (distributed to 716 employees), respectively.


6.       COMMITMENTS AND CONTINGENCIES

         LEASES - The Company leases real property and equipment in the normal course of business under varying operating leases, including leases with its principal shareholder and chief executive officer. Rent expense for the years ended March 31, 1997, 1996 and 1995, was $723,000, $660,000 and $448,000,
respectively, (of which $47,000, $47,000 and $40,000, respectively, was related party rental expense). The lease agreements, which include both non-cancelable and month-to-month terms, generally provide for fixed monthly rentals and, for certain real estate leases, renewal and purchase options.

         Minimum rental commitments under leases having an initial or remaining non-cancelable term in excess of one year for each of the five years following March 31, 1997 and in total thereafter follow (in thousands):

         1998  . . . . . . . . . . . . . . . . . . . . . . . .   $      782
         1999  . . . . . . . . . . . . . . . . . . . . . . . .          823
         2000  . . . . . . . . . . . . . . . . . . . . . . . .          726
         2001  . . . . . . . . . . . . . . . . . . . . . . . .          703
         2002  . . . . . . . . . . . . . . . . . . . . . . . .          645
         Thereafter  . . . . . . . . . . . . . . . . . . . . .          509
                                                                 ----------
             Total   . . . . . . . . . . . . . . . . . . . . .   $    4,188
                                                                 ==========

         The Company holds an option to purchase the property which accounts for approximately 41% of the total lease commitments.

         LITIGATION - The Company is a party in legal proceedings and potential claims arising in the ordinary course of its business. Management does not believe these matters will materially effect the Company's consolidated financial statements.

         On December 14, 1995, a shipyard filed suit against the Company seeking $8.2 million in additional costs believed by it to be owed because of change orders during construction of the PIONEER, and $5.0 million for disruption, acceleration, and delay damages. The Company does not believe that the shipyard's claims are valid and intends to vigorously defend the suit and recover all amounts which it is legally entitled to recover. Management does not believe that the ultimate resolution of the claims will have a material adverse impact on the Company's consolidated financial statements.

         CONSTRUCTION AND PURCHASES IN PROGRESS - The Company estimates that the cost to complete capital expenditure projects in progress at March 31, 1997 approximated $118.0 million.

7.       SHAREHOLDERS' EQUITY

         AUTHORIZED STOCK - At March 31, 1996, the Company had authorized 5,000,000 shares of $0.01 par value Preferred Stock and 25,000,000 shares of $0.01 par value Common Stock. Effective August 7, 1996 the Company amended its Articles of Incorporation to increase the authorized number of shares of Preferred Stock and Common Stock to 30,000,000 and 150,000,000 shares, respectively.

         RESTRICTED STOCK AWARDS - The Company's Restricted Stock Plan provides for awards of shares of restricted stock to employees approved by a committee of the Board of Directors. As of March 31, 1997, 1996 and 1995, 356,000 shares of Common Stock, adjusted for the two-for-one common stock splits, have been reserved for issuance under the plan, of which 297,310, 294,232 and 293,700 have been granted and are outstanding at March 31, 1997, 1996 and 1995, respectively. Shares granted under the plan vest 33 1/3% on the third, fourth and fifth anniversary date of grant. During fiscal 1997 and 1996, 272 employees vested in 79,142 shares and 286 employees vested in 84,356 shares, respectively. At March 31, 1997, restricted stock awards were held by approximately 281 employees.

         The fair market value of shares awarded under the plan is recorded as unearned stock compensation and included in the accompanying financial statements as a charge against Additional Paid-in Capital. The unearned stock compensation is amortized over the vesting period of the awards and amounted to approximately $171,000, $228,000 and $214,000 for fiscal 1997, 1996 and 1995, respectively.

         STOCK OPTION PLAN - The 1992 Stock Option Plan provides for grants of incentive and nonqualified options to employees approved by a committee of the Board of Directors. Options granted under the plan have a maximum term of ten years and are exercisable, subject to continued employment, under terms and conditions set forth by the committee. The number of shares reserved for issuance under the plan was increased from 3,600,000 shares to 4,800,000 shares during fiscal 1997 of which 2,280,942 were available for grant under the plan of March 31, 1997. Changes in options outstanding under the Company's Plan were as follows:

                                                      AT 85% OF MARKET               AT MARKET
                                                  -------------------------   --------------------------
                                                   SHARES       AVG. PRICE     SHARES        AVG. PRICE
                                                  --------      -----------   ---------      -----------
                Outstanding on April 1, 1994       694,040      $     3.090     657,600      $     3.560
       Granted                                     142,800            4.522     626,800            4.923
       Surrendered                                 (29,720)          (3.463)   (330,800)          (3.513)
       Exercised                                   (36,536)          (3.083)         --           --
                                                  --------      -----------   ---------      -----------
                Outstanding on March 31, 1995      770,584            3.343     953,600            4.473
       Granted                                      92,000            4.386     682,000            6.394
       Surrendered                                 (49,868)          (3.506)    (86,000)          (4.921)
       Exercised                                   (64,310)          (3.083)    (23,200)          (4.465)
                                                  --------      -----------   ---------      -----------
                Outstanding on March 31, 1996      748,406            3.482   1,526,400            5.306
       Granted                                      32,000           12.962     312,500           15.307
       Surrendered                                 (42,314)           3.939    (181,980)          (6.001)
       Exercised                                   (84,901)           3.609    (234,640)          (4.181)
                                                  --------      -----------   ---------      -----------
                Outstanding on March 31, 1997      653,191      $     4.011   1,422,280      $     7.599
                                                  ========      ===========   =========      ===========
       Exercisable at March 31, 1997               503,171      $     3.176     314,800      $     5.208
                                                  ========      ===========   =========      ===========


         The excess of the fair market value of shares subject to options granted under the plan has been recorded as unearned stock compensation and is included in the accompanying financial statements as a charge against Additional Paid-in Capital. The unearned stock compensation is being amortized to operations over the vesting period of the options and amounted to approximately $90,000, $110,000 and $98,000 for fiscal 1997, 1996 and 1995, respectively.

         The following table summarizes information about stock options outstanding at March 31, 1997:

                     OPTIONS OUTSTANDING                                        OPTIONS EXERCISABLE
 -----------------------------------------------------------     --------------------------------------------------
                                                WEIGHTED
                                                 AVERAGE             WEIGHTED                          WEIGHTED
        RANGE OF             NUMBER             REMAINING            AVERAGE           NUMBER           AVERAGE
    EXERCISE PRICES        OUTSTANDING      CONTRACTUAL LIFE      EXERCISE PRICE    EXERCISABLE     EXERCISE PRICE
 --------------------     -------------    ------------------    ----------------  -------------   ----------------
 $   3.0825 - 3.0825          472,111             5.88             $  3.0825          472,011        $  3.0825
     3.3750 - 4.6500          221,160             7.45                4.0712           83,720           3.8670
     4.7275 - 4.7500          348,000             7.49                4.7489          119,200           4.7498
     4.9375 - 6.1250          198,600             7.96                5.5121           45,640           5.3860
     6.2188 - 6.2188          307,200             8.61                6.2188           57,600           6.2188
    6.3750 - 11.8750          208,600             8.67                7.3308           39,800           7.2601
   12.3125 - 15.7500          238,300             9.34               14.2039                0           0.0000
   15.8750 - 18.7500           77,500             9.70               17.5839                0           0.0000
   22.0000 - 22.0000            2,000             9.79               22.0000                0           0.0000
   22.3750 - 22.3750            2,000             9.83               22.3750                0           0.0000
 -------------------        ---------             ----             ---------          -------        ---------
 $  3.0825 - 22.3750        2,075,471             7.75             $  6.4462          817,971        $  3.9584
 ===================        =========             ====             =========          =======        =========

         UNEARNED STOCK COMPENSATION - The balance of Unearned Stock Compensation to be amortized in future periods was $284,000, $422,000 and $655,000 at March 31, 1997, 1996 and 1995, respectively.

         NON-EMPLOYEE DIRECTOR STOCK PLAN - The Non-Employee Director Stock Plan provides that each director of the Company who is not an employee shall automatically receive 2,000 shares of Common Stock on August 1 of each year, subject to an annual limitation that the aggregate fair market value of shares transferred may not exceed 75% of such director's cash compensation for services rendered with respect to the immediately preceding twelve-month period. The plan specifies that a maximum of 40,000 shares of Common Stock may be issued under the plan. As of March 31, 1997, 1996, and 1995 12,178, 8,800 and 2,400 shares, respectively, were awarded under the plan. Non-employee director stock compensation expense was $50,000, $20,000 and $13,000 for fiscal years 1997, 1996 and 1995, respectively.

         1995 EMPLOYEE STOCK PURCHASE PLAN - Effective April 1, 1995, the Company adopted the Global Industries, Ltd. 1995 Employee Stock Purchase Plan ("Purchase Plan") which provides a method whereby substantially all employees may voluntarily purchase a maximum of 1,200,000 shares of Common Stock of the Company on favorable terms. Under the Purchase Plan, eligible employees may authorize payroll deductions during a twelve-month period ("Option Period"), which deductions are used at the end of the Option Period to acquire shares of Common Stock at 85% of the fair market value of the Common Stock on the first or last day of the Option Period, whichever is lower. For the year ended March 31, 1997, 213 employees purchased 82,860 shares at a weighted average cost of $9.164 per share. For the year ended March 31, 1996, 145 employees purchased 100,038 shares at a weighted average cost of $4.73 per share.

PROFORMA DISCLOSURE

In accordance with APB 25, compensation cost has been recorded in the Company's financial statements based on the intrinsic value (i.e., the excess of the market price of stock to be issued over the exercise price) of restricted stock awards and shares subject to options. Additionally, under APB 25, the Company's employee stock purchase plan is considered noncompensatory and, accordingly, no compensation cost has been recognized in the financial statements. Had compensation cost for the Company's grants under stock-based compensation arrangements for the years ended March 31, 1997 and 1996 been determined consistent with SFAS 123, the Company's net income and net income per share for the respective years would approximate the following proforma amounts (in thousands, except per share data):

                                                YEAR ENDED MARCH 31,
                                    -------------------------------------------------
                                            1997                      1996
                                    ---------------------     -----------------------
                                       AS                        AS
                                    REPORTED     PROFORMA     REPORTED      PROFORMA
                                    --------     --------     --------     ----------
           Net income               $ 33,932     $ 32,950     $ 20,993     $   20,295
                                    ========     ========     ========     ==========
           Net income per share     $   0.84     $   0.81     $   0.54     $     0.53
                                    ========     ========     ========     ==========

The weighted average fair value of options granted during the years ended March 31, 1997 and 1996 was $7.81 and $3.20, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 18.94%, (iii) risk-free interest rate of 6.89%, and
(iv) expected life of 7.75 years.

8.       MAJOR CUSTOMERS

         Sales to various customers for the years ended March 31, 1997, 1996 and 1995, which amount to 10% or more of the Company's revenues, follows:

                                  YEAR ENDED MARCH 31,
               --------------------------------------------------------
                      1997               1996              1995
               -----------------    ---------------    ----------------
                  AMT.      %        AMT.       %        AMT.      %
               --------   ------    ------    -----    ------    ------
                              (DOLLARS IN THOUSANDS)
Customer A     $    --       --     $    --     --     $18,084     15%
Customer B      44,773      20%      17,508     12%     18,724     15%
Customer C      26,766      12%          --     --          --     --

9.       INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

         The Company operates primarily in the offshore oil and gas construction industry. Geographic information relating to the Company's operations follows:

                               YEAR ENDED MARCH 31,
                             -----------------------
                               1997           1996
                             ---------      --------
                                 (IN THOUSANDS)
Revenues:
  Domestic                   $ 166,183      $114,807
  West Africa                   57,419        33,569
  Asia Pacific                   4,403            --
  Other                          1,137            --
                             ---------      --------
  Total                      $ 229,142      $148,376
                             =========      ========


Operating Income (Loss):
  Domestic                   $  33,172      $ 17,547
  West Africa                   15,781        11,235
  Asia Pacific                    (790)           --
  Other                             10            --
                             ---------      --------
  Total                      $  48,173      $ 28,782
                             =========      ========


Identifiable Assets:
  Domestic                   $ 281,337      $160,729
  West Africa                   48,606        36,367
  Asia Pacific                  10,292            --
  Corporate                     63,981         5,430
  Other                         18,471            --
                             ---------      --------
  Total                      $ 422,687      $202,526
                             =========      ========


10.      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

         Supplemental cash flow information for the three years ended March 31, 1997 follows:

                                                      YEAR ENDED MARCH 31,
                                                  ----------------------------
                                                   1997       1996       1995
                                                  ------     ------     ------
                                                         (IN THOUSANDS)
           Cash Paid For:
                    Interest, net of amount       $1,267     $  176     $  451
           capitalized
             Income taxes                          4,400      5,615      5,892

           Non-cash investing and Financing
           Activities:
              Assumption of long-term debt in
                connection with acquisitions       2,886         --         --
              Short-term debt issued for
                acquisitions                       4,700         --         --



         Other Non-Cash Transactions:

         In fiscal year 1997, the tax effect of the exercise of stock options resulted in an increase in additional paid-in capital and reductions to income taxes payable of $1.3 million.


11. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The offshore marine construction industry in the Gulf of Mexico is highly seasonal as a result of weather conditions and the timing of capital expenditures by oil and gas companies. Historically, a substantial portion of the Company's services has been performed during the period from June through November. As a result, historically a disproportionate portion of the Company's revenues and net income is earned during the second (July through September) and third (October through December) quarters of its fiscal year. The following is a summary of consolidated quarterly financial information for fiscal 1997 and 1996:

                                          QUARTER ENDED
                          ---------------------------------------------
                          JUNE 30,    SEPT. 30,    DEC. 31,   MARCH 31,
                          --------    ---------    --------   ---------
                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
  FISCAL 1997
  Revenues                 $50,332     $72,431     $56,776     $49,603
  Gross profit              12,353      21,784      15,280      13,836
  Net income                 6,643      12,517       8,072       6,700
  Net income per share        0.17        0.32        0.20        0.16

  FISCAL 1996
  Revenues                 $31,795     $45,362     $32,431     $38,788
  Gross Profit               8,722      15,541       9,226       7,526
  Net income                 4,130       8,198       4,275       4,390
  Net income per share        0.11        0.21        0.11        0.11

12.      INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED AFFILIATE

         On December 23, 1996, the Company acquired from a subsidiary of J. Ray McDermott, S.A. a 49% ownership interest in CCC Fabricaciones y Construcciones, S.A. de C.V. ("CCC"), a leading provider of offshore construction services in Mexico, as well as the DB-21, a 400-foot combination pipelay derrick barge, a crawler crane, a saturation diving system and approximately 21 acres of land located adjacent to the Company's facility in New Iberia, Louisiana (the "CCC Acquisition"). The Company also acquired from a subsidiary of J. Ray McDermott, S.A. the DB-15, a 400-foot combination pipelay derrick barge currently chartered to CCC. The total purchase price for the CCC Acquisition was $38.0 million. In addition, the Company (i) loaned $23.0 million to CCC to repay $15.0 million of existing indebtedness and for working capital needs and
(ii) provided performance guarantees supporting approximately $50.0 million of CCC's existing indebtedness primarily relating to construction projects in progress at the date of acquisition. The Company's investment in CCC is accounted for under the equity method. For fiscal 1997, the Company's equity in the operating results of CCC since the date of acquisition was not material.

         Included in the 1997 balance sheet under the caption "Investment in and Advances to Unconsolidated Affiliate" are the acquisition costs of the 49% ownership interest in CCC of $3.5 million plus advances to CCC aggregating $25.4 million. Such advances bear interest at an annual rate of 12% and are due at varying dates through fiscal 2000. Included in the results of operations for fiscal 1997 is $0.7 of interest income related to such affiliated loans.

         Pro forma net income for the years ended March 31, 1997 and 1996, assuming the acquisition of the 49% ownership interest in CCC had occurred as of April 1, 1995, amounted to $32,389,000 ($.80 per share) and, $15,033,000
($.39 per share), respectively.

         Following is a summary of the financial position of CCC as of December 31, 1996 and its results of operations for the year then ended (in thousands):

                              DECEMBER
                                 31,
                              --------
                                1996
                              --------
   Current assets             $109,268
   Noncurrent assets, net       19,626
                              --------
             Total            $128,894
                              ========

   Current liabilities        $105,185
   Noncurrent liabilities       23,993
                              --------
             Total            $129,178
                              ========


                              DECEMBER
                                 31,
                              --------
                                1996
                              --------
  Revenues                    $156,854
  Gross profit                  24,560
  Net income (loss)             (2,129)

13.      SUBSEQUENT EVENT

         The Company and Dresser Industries have signed a definitive agreement to purchase selected assets of Sub Sea International, Inc., a subsidiary of Dresser Industries, for $102 million, payable in cash at closing. The assets to be acquired include pipelay, diving and liftboat assets in the United States, and diving and ROV assets in the Middle East, the Far East and Asia Pacific regions. The transaction is expected to be consummated during the second quarter of fiscal 1998, assuming, that the Company receives regulatory approval and that all of the conditions are met, including expiration or termination of requisite waiting periods. As was expected, the parties have received a "second request" seeking additional information under the Hart-Scott-Rodino Antitrust Improvements Act. Global expects to substantially comply with the request prior to the end of June 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                                      None


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with the Company's 1997 Annual Meeting of Shareholders. See also "Item (Unnumbered) Executive Officers of the Registrant" appearing in Part I of this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with the Company's 1997 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with the Company's 1997 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with the Company's 1997 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1.    Financial Statements
          The following financial statements included on pages 27 through 44 in this Annual Report are for the fiscal year ended March 31, 1997.

          Independent Auditors' Report.
          Consolidated Balance Sheets as of March 31, 1997 and 1996. Consolidated Statements of Operations for the Years Ended
            March 31, 1997, 1996 and 1995.
          Consolidated Statements of Shareholders' Equity for the
            Years Ended March 31, 1997, 1996 and 1995.
          Consolidated Statements of Cash Flows for the Years Ended
            March 31, 1997, 1996 and 1995.
          Notes to Consolidated Financial Statements.

    2.    Financial Statement Schedules

          All financial statement schedules are omitted because the information is not required or because the information required is in the financial statements or notes thereto.

    3.    Exhibits.

          Pursuant to Item 601(L)(4)(iii), the Registrant agrees to forward to the commission, upon request, a copy of any instrument with respect to long-term debt not exceeding 10% of the total assets of the Registrant and its consolidated subsidiaries.

          The following exhibits are filed as part of this Annual Report:

  Exhibit
  Number
  ------
    3.1       -       Amended and Restated Articles of Incorporation of Registrant as
                      amended, incorporated by reference to Exhibits 3.1 and 3.3 to the
                      Form S-1 Registration Statement filed by the Registrant (Reg. No 33-
                      56600).
    3.2       -       Bylaws of Registrant, incorporated by reference to Exhibit 3.2 to the
                      Form S-1 filed by Registrant (Reg. No. 33-56600).
    4.1       -       Form of Common Stock certificate, incorporated by reference to
                      Exhibit 4.1 to the Form S-1 filed by Registrant (Reg. No. 33-56600).
   10.1+      -       Global Industries, Ltd. 1992 Stock Option Plan, incorporated by reference to Exhibit 10.1 to the Form S-1 filed by Registrant (Reg.
                      No. 33-56600).
   10.2+      -       Global Industries, Ltd. Profit Sharing and Retirement Plan, as
                      amended, incorporated by reference to Exhibit 10.2 to the Form S-1 filed by Registrant (Reg. No. 33-56600).
   10.3+      -       Global Industries, Ltd. Non-Employee Director Stock Plan, as amended incorporated by reference to Exhibit 10.3 to the Registrant's Annual
                      Report on Form 10-K for the fiscal year ended March 31, 1996.

   10.4       -       Agreement of Lease dated May 1, 1992, between SFIC Gulf Coast
                      Properties, Inc. and Global Pipelines PLUS, Inc., incorporated by reference to Exhibit 10.6 to the Form S-1 filed by Registrant (Reg.
                      No. 33-56600).
   10.7       -       Lease Extension and Amendment Agreement dated January 1, 1996, between Global Industries, Ltd. and William J. Dore relating to the
                      Lafayette office and adjacent land incorporated by reference to
                      Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the
                      fiscal year ended March 31, 1996.
   10.11      -       Agreement between Global Divers and Contractors, Inc. and Colorado
                      School of Mines, dated October 15, 1991, incorporated by reference to
                      Exhibit 10.20 to the Form S-1 filed by Registrant (Reg. No.
                      33-56600).
   10.12      -       Sublicense Agreement between Santa Fe International Corporation and
                      Global Pipelines PLUS, Inc. dated May 24, 1990, relating to the
                      CHICKASAW's reel pipelaying technology, incorporated by reference to
                      Exhibit 10.21 to the Form S-1 filed by Registrant (Reg. No.
                      33-56600).
   10.13      -       Non-Competition Agreement and Registration Rights Agreement between the Registrant and William J. Dore, incorporated by reference to
                      Exhibit 10.23 to the Form S-1 filed by Registrant (Reg. No.
                      33-56600).
   10.14+     -       Global Industries, Ltd. Restricted Stock Plan, incorporated by reference to Exhibit 10.25 to the Form S-1 filed by Registrant (Reg.
                      No. 33-56600).
   10.15      -       Capital Construction Fund Agreement by and between the United States of America, represented by the Secretary of Transportation, acting by and through the Maritime Administrator and Global Industries, Ltd.,
                      incorporated by reference to Exhibit 10.18 to the Registrant's Annual
                      Report on Form 10-K for the fiscal year ended March 31, 1994.
   10.16      -       Second Amendment to the Global Industries, Ltd. Profit Sharing Plan,
                      incorporated by reference to Exhibit 10.19 to the Registrant's
                      Registration Statement on Form S-1 (Reg. No. 33-81322).
   10.17+     -       Global Industries, Ltd. 1995 Employee Stock Purchase Plan
                      incorporated by reference to Exhibit 10.20 to the Registrant's Annual
                      Report on Form 10-K for the fiscal year ended March 31, 1995.
   10.18      -       Trust Indenture relating to United States Government Guaranteed Ship
                      Financing Obligations between Global Industries, Ltd., shipowner, and
                      Hibernia National Bank, Indenture Trustee, dated as of September 27,
                      1994 incorporated by reference to Exhibit 10.22 to the Registrant's
                      Annual Report on Form 10-K for the fiscal year ended March 31, 1995.
   10.19+     -       Amendment to Global Industries, Ltd. 1992 Stock Option Plan
                      incorporated by reference to Exhibit 10.23 to the Registrant's Annual
                      Report on Form 10-K for the fiscal year ended March 31, 1996.
  *10.20      -       Agreement dated as of April 17, 1997 by, and Among Bank One, National
                      Association, Global Industries, Ltd. and its Subsidiaries,

     *10.21   -       Trust Indenture relating to United States Government Guaranteed Ship
                      Financing Obligations between Global Industries, Ltd., shipowner, and
                      First National Bank of Commerce, Indenture Trustee, dated as of
                      August 15, 1996.
     *10.22   -       Form of Indemnification Agreement between the Registrant and each of the Registrant's directors.
      10.23   -       Asset Purchase Agreement between Global Industries, Ltd. and J. Ray
                      McDermott, Inc. dated as of December 23, 1996 incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form
                      8-K dated February 12, 1997.
      10.24   -       Barge and Crane Purchase Agreement between Global Industries, Ltd.
                      and Hydro Marine Services, Inc. dated as of December 23, 1996 incorporated by reference to Exhibit 2.2 to the Registrant's Current
                      Report on Form 8-K dated February 12, 1997.
      10.25   -       Barge Purchase Option Agreement between Global Industries Ltd. and
                      Hydro Marine Services, Inc. dated as of December 23, 1996
                      incorporated by reference to Exhibit 2.3 to the Registrant's Current
                      Report on Form 8-K dated February 12, 1997.
     *10.26+  -       1996 Amendment to Global Industries, Ltd. 1995 Employee Stock
                      Purchase Plan .
     *10.27   -       Amendment Assignment and Assumption of Authorization Agreement
                      relating to United States Government Ship Financing obligations between Global Industries, Ltd., shipowner, and First National Bank of Commerce, Indenture Trustee, dated as of October 23, 1996.
   *  21.1    -       Subsidiaries of the Registrant.
   *  23.1    -       Consent of Deloitte & Touche LLP.


         *Filed herewith.
         + Management Compensation Plan or Agreement.



(b)      Reports on Form 8-K

         During the last quarter of the period covered by this Annual Report the Registrant filed: (i) Current Report on Form 8-K dated January 27, 1997, reporting the Registrant's results of operations for the third quarter of fiscal 1997 and (ii) Current Report on Form 8-K dated February 12, 1997, reporting the acquisition of a 49% interest in CCC Fabricaciones y Construcciones, S.A. de C.V., as well as the DB-21 pipelay derrick barge and certain other assets.

                                   SIGNATURES

                 Pursuant to the requirements option 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  GLOBAL INDUSTRIES, LTD.


                                  By:      /s/  MICHAEL J. POLLOCK
                                     -----------------------------------------
                                                Michael J. Pollock
                                       Vice President, Chief Financial Office
                                   (Principal Financial and Accounting Officer)

June 26, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/      WILLIAM J. DORE'                          Chairman of the Board, President,          June 26, 1997
-------------------------------------------        Chief Executive Officer and
         William J. Dore'                          Director


/s/      JAMES C. DAY                              Director                                   June 26, 1997
-------------------------------------------
         James C. Day


/s/      MYRON J. MOREAU                           Director                                   June 26, 1997
-------------------------------------------
         Myron J. Moreau


/s/      EDWARD P. DJEREJIAN                       Director                                   June 26, 1997
-------------------------------------------
         Edward P. Djerejian


/s/      MICHAEL J. POLLOCK                        Vice President, Chief Financial            June 26, 1997
-------------------------------------------        Officer and Director
         Michael J. Pollock

                                EXHIBIT INDEX

  Exhibit
  Number
  ------
    3.1       -       Amended and Restated Articles of Incorporation of Registrant as
                      amended, incorporated by reference to Exhibits 3.1 and 3.3 to the
                      Form S-1 Registration Statement filed by the Registrant (Reg. No 33-
                      56600).
    3.2       -       Bylaws of Registrant, incorporated by reference to Exhibit 3.2 to the
                      Form S-1 filed by Registrant (Reg. No. 33-56600).
    4.1       -       Form of Common Stock certificate, incorporated by reference to
                      Exhibit 4.1 to the Form S-1 filed by Registrant (Reg. No. 33-56600).
   10.1+      -       Global Industries, Ltd. 1992 Stock Option Plan, incorporated by reference to Exhibit 10.1 to the Form S-1 filed by Registrant (Reg.
                      No. 33-56600).
   10.2+      -       Global Industries, Ltd. Profit Sharing and Retirement Plan, as
                      amended, incorporated by reference to Exhibit 10.2 to the Form S-1 filed by Registrant (Reg. No. 33-56600).
   10.3+      -       Global Industries, Ltd. Non-Employee Director Stock Plan, as amended incorporated by reference to Exhibit 10.3 to the Registrant's Annual
                      Report on Form 10-K for the fiscal year ended March 31, 1996.

   10.4       -       Agreement of Lease dated May 1, 1992, between SFIC Gulf Coast
                      Properties, Inc. and Global Pipelines PLUS, Inc., incorporated by reference to Exhibit 10.6 to the Form S-1 filed by Registrant (Reg.
                      No. 33-56600).
   10.7       -       Lease Extension and Amendment Agreement dated January 1, 1996, between Global Industries, Ltd. and William J. Dore relating to the
                      Lafayette office and adjacent land incorporated by reference to
                      Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the
                      fiscal year ended March 31, 1996.
   10.11      -       Agreement between Global Divers and Contractors, Inc. and Colorado
                      School of Mines, dated October 15, 1991, incorporated by reference to
                      Exhibit 10.20 to the Form S-1 filed by Registrant (Reg. No.
                      33-56600).
   10.12      -       Sublicense Agreement between Santa Fe International Corporation and
                      Global Pipelines PLUS, Inc. dated May 24, 1990, relating to the
                      CHICKASAW's reel pipelaying technology, incorporated by reference to
                      Exhibit 10.21 to the Form S-1 filed by Registrant (Reg. No.
                      33-56600).
   10.13      -       Non-Competition Agreement and Registration Rights Agreement between the Registrant and William J. Dore, incorporated by reference to
                      Exhibit 10.23 to the Form S-1 filed by Registrant (Reg. No.
                      33-56600).
   10.14+     -       Global Industries, Ltd. Restricted Stock Plan, incorporated by reference to Exhibit 10.25 to the Form S-1 filed by Registrant (Reg.
                      No. 33-56600).
   10.15      -       Capital Construction Fund Agreement by and between the United States of America, represented by the Secretary of Transportation, acting by and through the Maritime Administrator and Global Industries, Ltd.,
                      incorporated by reference to Exhibit 10.18 to the Registrant's Annual
                      Report on Form 10-K for the fiscal year ended March 31, 1994.
   10.16      -       Second Amendment to the Global Industries, Ltd. Profit Sharing Plan,
                      incorporated by reference to Exhibit 10.19 to the Registrant's
                      Registration Statement on Form S-1 (Reg. No. 33-81322).
   10.17+     -       Global Industries, Ltd. 1995 Employee Stock Purchase Plan
                      incorporated by reference to Exhibit 10.20 to the Registrant's Annual
                      Report on Form 10-K for the fiscal year ended March 31, 1995.
   10.18      -       Trust Indenture relating to United States Government Guaranteed Ship
                      Financing Obligations between Global Industries, Ltd., shipowner, and
                      Hibernia National Bank, Indenture Trustee, dated as of September 27,
                      1994 incorporated by reference to Exhibit 10.22 to the Registrant's
                      Annual Report on Form 10-K for the fiscal year ended March 31, 1995.
   10.19+     -       Amendment to Global Industries, Ltd. 1992 Stock Option Plan
                      incorporated by reference to Exhibit 10.23 to the Registrant's Annual
                      Report on Form 10-K for the fiscal year ended March 31, 1996.
  *10.20      -       Agreement dated as of April 17, 1997 by, and Among Bank One, National
                      Association, Global Industries, Ltd. and its Subsidiaries,

   *  10.21   -       Trust Indenture relating to United States Government Guaranteed Ship
                      Financing Obligations between Global Industries, Ltd., shipowner, and
                      First National Bank of Commerce, Indenture Trustee, dated as of
                      August 15, 1996.
   *  10.22   -       Form of Indemnification Agreement between the Registrant and each of the Registrant's directors.
      10.23   -       Asset Purchase Agreement between Global Industries, Ltd. and J. Ray
                      McDermott, Inc. dated as of December 23, 1996 incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form
                      8-K dated February 12, 1997.
      10.24   -       Barge and Crane Purchase Agreement between Global Industries, Ltd.
                      and Hydro Marine Services, Inc. dated as of December 23, 1996 incorporated by reference to Exhibit 2.2 to the Registrant's Current
                      Report on Form 8-K dated February 12, 1997.
      10.25   -       Barge Purchase Option Agreement between Global Industries Ltd. and
                      Hydro Marine Services, Inc. dated as of December 23, 1996
                      incorporated by reference to Exhibit 2.3 to the Registrant's Current
                      Report on Form 8-K dated February 12, 1997.
     *10.26+  -       1996 Amendment to Global Industries, Ltd. 1995 Employee Stock
                      Purchase Plan .
     *10.27   -       Amendment Assignment and Assumption of Authorization Agreement
                      relating to United States Government Ship Financing obligations between Global Industries, Ltd., shipowner, and First National Bank of Commerce, Indenture Trustee, dated as of October 23, 1996.
   *  21.1    -       Subsidiaries of the Registrant.
   *  23.1    -       Consent of Deloitte & Touche LLP.
   *  27      -       Financial Data Schedule


         *Filed herewith.
         +Management Compensation Plan or Agreement.