Form 10-Q
period 1997-06-30
GLOBAL INDUSTRIES LTD
filed 1997-08-14
CIK 895663

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15  (d)  OF
           THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1997


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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                 x   Yes   o No

              APPLICABLE ONLY TO CORPORATE ISSUERS:

    The number of shares of the Registrant's Common Stock outstanding as of August 5, 1997 was 45,446,088.



                     Global Industries, Ltd.
                        Index - Form 10-Q


                             Part I

Item 1.     Financial Statements - Unaudited
          Independent Accountants' Report                           3
          Consolidated Statements of Operations                     4
          Consolidated Balance Sheets                               5
          Consolidated Statements of Cash Flows                     6
          Notes to Consolidated Financial Statements                7

Item 2.    Management's Discussion and Analysis of Financial
           Condition
           and Results of Operations                                9


                             Part II

Item 1.   Legal Proceedings                                         13

Item 6.   Exhibits and Reports on Form 8-K                          13

         Signature                                                  14





                PART I  -  FINANCIAL INFORMATION


Item 1. Financial Statements.


INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Shareholders of Global Industries, Ltd.

We have reviewed the condensed consolidated financial statements of Global Industries, Ltd. and subsidiaries, as listed in the accompanying index, as of June 30, 1997 and for the three-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Global Industries, Ltd. and subsidiaries as of March 31, 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated June 6, 1997 (June 24, 1997 as to Note 13), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

July 31, 1997
New Orleans, Louisiana


                     Global Industries, Ltd.
              CONSOLIDATED STATEMENTS OF OPERATIONS
          (Dollars in thousands, except per share data)
                           (Unaudited)

                                          Quarter Ended June 30,
                                             1997         1996

Revenues                                   $63,176      $50,332

Cost of Revenues                           42,337        37,979

Gross Profit                               20,839        12,353

Equity in Net Earnings (Loss) of           (1,656)           --
Unconsolidated Affiliate
Selling, General and Administrative         4,247         2,970
Expenses

Operating Income                           14,936         9,383

Other Income (Expense):
 Interest Expense                           (130)          (71)
 Other                                      1,515           137
                                            1,385            66

Income Before Income Taxes                 16,321         9,449

Provision for Income Taxes                  6,202         2,806

Net Income                                $10,119       $ 6,643

Weighted Average Common Shares
 Outstanding                           46,567,000    39,436,000

Net Income Per Share                       $ 0.22       $  0.17





         See Notes to Consolidated Financial Statements.


                     Global Industries, Ltd.
                   CONSOLIDATED BALANCE SHEETS
                     (Dollars in thousands)
                           (Unaudited)
                                              June         March
                                            30, 1997       31, 1997
ASSETS
Current Assets:
 Cash                                      $ 51,156      $ 63,981
 Escrowed funds                              18,995        19,112
 Receivables                                 57,800        51,762
 Advances to unconsolidated affiliate         3,434        13,913
 Prepaid expenses and other                   4,762         2,874
  Total current assets                      136,147       151,642

Escrowed Funds                                1,552         1,447
Property and Equipment, net                 287,719       243,915

Other Assets:
 Deferred charges, net                        7,274         6,469
 Investment in and advances to                1,883        15,071
unconsolidated affiliate
 Other                                        5,597         4,143
  Total other assets                         14,754        25,683
    Total                                  $440,172      $422,687

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt       $  1,984      $  2,266
Accounts payable                             29,838        29,828
Accrued liabilities                          13,175         9,453
Accrued profit-sharing                        4,766         3,566
Insurance payable                             3,124         2,802
  Total current liabilities                  52,887        47,915

Long-Term Debt                               40,900        40,947
Deferred Income Taxes                        23,598        21,598
Commitments and Contingencies

Shareholders' Equity:
Preferred stock                                  --           --
Common stock, issued and outstanding,
45,418,294, and
45,278,375 shares, respectively                  454          454
Additional paid-in capital                   201,772      201,331
Retained earnings                            120,561      110,442
  Total shareholders' equity                 322,787      312,227
    Total                                   $440,172     $422,687

         See Notes to Consolidated Financial Statements.


                     Global Industries, Ltd.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)
                           (Unaudited)
                                           Quarter Ended June 30,
                                               1997         1996

Cash Flows From Operating Activities:
Net income                                   $10,119      $ 6,643
Adjustments to reconcile net income to
net cash provided
  by (used in) operating activities:
   Depreciation and amortization               4,855        3,549
   Deferred income taxes                       2,000        1,000
   Equity in net (earnings) loss of
     unconsolidated affiliate                  1,656           --
   Changes in operating assets and
    liabilities:
     Receivables                              (6,038)      (3,745)
     Prepaid expenses and other               (1,888)         457
     Accounts payable and accrued              5,254        7,207
      liabilities
     Other                                       (32)          --

     Net cash provided by (used in)           15,926       15,111
operating activities

Cash Flows From Investing Activities:
Additions to property and equipment          (47,629)     (10,810)
Additions to deferred charges                 (1,646)      (1,642)
Net repayment of advances to                  22,011           --
unconsolidated affiliate
Other                                         (1,469)         (95)

     Net cash (used in) investing            (28,733)     (12,547)
activities

Cash Flows From Financing Activities:
Proceeds from sale of common stock               311          229
Net proceeds (repayment) of long-term           (329)       3,894
debt

     Net cash provided by (used in)              (18)       4,123
financing activities

Cash:
Increase (Decrease)                          (12,825)       6,687
Beginning of period                           63,981        5,430
End of period                                $51,156      $12,117

Supplemental Cash Flow Information:
Interest paid, net of amount                 $    83      $    86
capitalized
Income taxes paid                                500          446

         See Notes to Consolidated Financial Statements.



                     Global Industries, Ltd.
     Notes To Consolidated Financial Statements (Unaudited)

1. Basis of Presentation - The accompanying unaudited consolidated financial statements include the accounts of Global Industries,
Ltd.   and   its  wholly  owned  subsidiaries  (the   "Company").
Effective December 23, 1996, the Company acquired a 49% ownership in CCC Fabricaciones y Construcciones, S.A. de C.V., which is accounted for by the equity method.

In the opinion of management of the Company, all adjustments (such adjustments consisting only of a normal recurring nature) necessary for a fair presentation of the operating results for the interim periods presented have been included in the unaudited consolidated financial statements. Operating results for the quarter ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending March 31, 1998. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

The accompanying consolidated financial statements for June 30, 1996 have been adjusted to reflect a two-for-one common stock split effected in August of 1996.

The financial statements required by Rule 10-01 of Regulation S-X have been reviewed by independent public accountants as stated in their report included herein.

2. Commitments and Contingencies - The Company is a party in legal proceedings and potential claims arising in the ordinary course
of   business.   Management does not believe these  matters  will
have a material adverse effect on the Company's consolidated financial statements.

Aker Gulf Marine filed suit against the company in the U.S. District Court, Western District of Louisiana, Lafayette Division in December of 1995 seeking $8.2 million in additional costs believed by it to be owed because of change orders during construction of the Pioneer and $5.0 million for disruption, acceleration and delay damages. Under an agreement reached with Aker Gulf Marine, Global was given clear title to the Pioneer in exchange for $3.2 million and the posting of a $4.5 million bond in favor of Aker Gulf Marine. Such amounts and release of the vessel are without prejudice to each company's rights to pursue claims against the other in pending litigation or otherwise. The Company does not believe that Aker Gulf Marine's claims are valid and is vigorously defending against them and does not believe that ultimate resolution of the claims will have a material adverse impact on the Company's financial statements.

The Company has guaranteed certain indebtedness and commitments of CCC approximating $50.6 million at June 30, 1997.

The   Company  estimates  that  the  cost  to  complete   capital
expenditure  projects in progress at June 30,  1997  approximates
$90.0 million.


3. Subsequent Event - On July 31, 1997, the Company completed the acquisition of certain business operations and assets of Sub Sea
International,  Inc.  and  certain  of  its  subsidiaries.    The
purchase price consisted of $102 million, paid in cash and funded from available cash and borrowings under the Company's existing credit line, and the assumption of certain liabilities. The major assets acquired in the transaction include three construction barges, four liftboats and one dive support vessel based in the United States, four support vessels based in the Middle East, and support vessels and ROVs based in the Far East and Asia Pacific.

4. Recent Accounting Pronouncements - In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which changes the method of calculating earnings per share ("EPS"). SFAS 128 requires the presentation of "basic" EPS and "diluted" EPS on the face of the statement of operations. Basic EPS is computed by dividing the net income available to common shareholders by the weighted-average shares of outstanding common stock. The calculation of diluted EPS is similar to basic EPS except that the denominator includes dilutive common stock equivalents such as stock options and warrants. The statement is effective for financial statements for periods ending after December 15, 1997. The Company will adopt SFAS 128 in the third quarter of fiscal 1998, as early adoption is not permitted. When adopted, it will require restatement of prior years' EPS. Had the provisions of SFAS 128 been in effect as of June 30, 1997, the Company would have reported basic EPS of $0.22 and diluted EPS of $0.22 for the three months ended June 30, 1997.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement does not require a specific format for that financial statement but requires that an entity display an amount representing total comprehensive income for the period in that financial statement. SFAS 130 requires that an entity classify items of other comprehensive income by their nature in a financial statement. For example, other comprehensive income may include foreign currency items and unrealized gains and losses on certain investments in debt and equity securities. In addition, the accumulated balance of other comprehensive income must be displayed separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. The Company has not determined the impact that the adoption of this new accounting standard will have on its consolidated financial statements. The Company will adopt this accounting standard effective April 1, 1998, as required.



Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

General

The following commentary presents management's discussion and analysis of the Company's financial condition and results of operations. Certain of the statements included below, including those regarding future financial performance or results or that are not historical facts, are or contain "forward-looking" information as that term is defined in the Securities Act of 1933, as amended. The words "expect," "believe," "anticipate," "project," "estimate," and similar expressions are intended to identify forward-looking statements. The Company cautions readers that any such statements are not guarantees of future performance or events and such statements involve risks, uncertainties and assumptions, including but not limited to industry conditions, general economic conditions, competition, ability of the Company to successfully manage its growth, operating risks, risks of international operations, risks of vessel construction and other factors discussed below and in the Company's Annual Report on Form 10-K for the year ended March 31, 1997. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, those actual results and outcomes may differ materially from those indicated in the forward-looking statements.

The following discussion should be read in conjunction with the Company's unaudited consolidated financial statements for the periods ended June 30, 1997 and 1996, included elsewhere in this report and the Company's audited consolidated financial statement and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

During fiscal 1997 the Company completed the following acquisitions: Norman Offshore Pipelines, Inc., ("Norman"), a pipeline construction company operating in the United States, which included two shallow water pipelay vessels; Divcon International Pty Ltd.'s ("Divcon") diving and remotely operated vehicles ("ROV's") assets in Southeast Asia; and a 49% ownership interest in a Mexican marine construction contractor, CCC Fabricaciones y Construcciones, S.A. de C.V. ("CCC"), as well as two 400 foot combination pipelay derrick barges, the Comanche and the Shawnee (formerly the DB-21 and DB-l5), operating in West Africa and in Mexico (under charter to CCC), respectively. The Company's investment in CCC is accounted for under the equity method.

During the second quarter of fiscal 1998, the Company completed the acquisition of certain business operations and assets of Sub Sea International, Inc. and certain of its subsidiaries. The $102 million cash portion of the purchase price was funded from available cash and borrowings under the Company's existing credit line. The major assets acquired in the transaction include three construction barges, four liftboats and one dive support vessel based in the United States, four support vessels based in the Middle East, and support vessels and ROVs based in the Far East and Asia Pacific.

Although the Company has been expanding its international operations, 73% of the Company's revenues in fiscal 1997 and 91% of revenues in the first quarter of fiscal 1998 were derived from work performed in the Gulf of Mexico. The offshore marine construction industry in the Gulf of Mexico is highly seasonal as a result of weather conditions and the timing of capital expenditures by oil and gas companies. Historically, a substantial portion of the Company's services has been performed during the period from June through November. As a result, a disproportionate portion of the Company's revenues, gross profit and net income is generally earned during the second (July through September) and third (October through December) quarters of its fiscal year. Because of seasonality, full year results are not likely to be a direct multiple of any particular quarter or combination of quarters. The following table documents the seasonal nature of the Company's operations by presenting the percentage of revenues, gross profit and net income contributed by each fiscal quarter for the past three fiscal years.

                                           Quarter Ended
                                June 30, Sept. 30, Dec. 31, March 31,

Revenues, three year average       22%       32%       25%     21 %
Gross profit, three year average   21        38        25      16
Net  income,  three year average   20        40        25      15

The  Company expanded its operations offshore West Africa  during the first half of fiscal 1996. Strong demand in this market during the fourth quarters of fiscal 1996 and fiscal 1997 resulted in the fourth quarters of fiscal 1996 and fiscal 1997 making a significantly greater contribution to the year's revenues, gross profit and net income than historically, which has a significant impact on the three year averages shown above.


Results of Operations

The  following  table  sets forth for the periods  indicated  the
Company's  statements of operations expressed as a percentage  of revenues.
                                      Quarter Ended
                                        June 30,
                                  1997          1996

Revenues                         100.0%         100.0 %
Cost of revenues                 (67.0)         (75.5)
Gross profit                      33.0           24.5
Equity in net earnings (loss) of
  unconsolidated affiliate        (2.6)            --
Selling, general and
  administrative expenses         (6.7)          (5.9)
Interest expense                  (0.2)          (0.1)
Other income (expense), net        2.3            0.3
Income before income taxes        25.8           18.8
Provision for income taxe s        9.8           (5.6)
Net income                        16.0           13.2

The Company's results of operations reflect the level of offshore construction activity in the Gulf of Mexico and West Africa for the first quarter of fiscal 1997 and 1998, and in Asia Pacific for the first quarter of fiscal 1998, and the Company's ability to win jobs through competitive bidding and manage projects to successful completion. The level of offshore construction activity is principally determined by three factors: first, the oil and gas industry's ability to economically justify placing discoveries of oil and gas reserves on production; second, the oil and gas industry's need to clear all structures from the lease once the oil and gas reserves have been depleted; and third, weather events such as major hurricanes.





First Quarter Fiscal 1998 Compared to First Quarter Fiscal 1997

Revenues. Revenues for the first quarter of fiscal 1998 of $63.2 million were 26% higher than the $50.3 million recorded in the first quarter of fiscal 1997, with strong contributions from Gulf of Mexico pipelay, derrick, liftboat and diving services in the current quarter as compared to the same period a year earlier.
The Norman acquisition completed on July 1, 1996 and the additional shallow water assets acquired resulted in a greater contribution from the Coastal Division in the first quarter of fiscal 1998, as compared to the first quarter of fiscal 1997. The increases were partially offset by lower revenues from West Africa and the absence of the Hercules (which was undergoing a major upgrade) during the first quarter of fiscal 1998 as compared to the same period a year earlier. Barge days employed were 444 in the first quarter of fiscal 1998 compared with 332 days in the 1997 period, with increases largely from the addition of the Coastal Division barges as well as the charter of the
Shawnee to CCC in Mexico. Liftboat and DSV days of 1,563 in the most recent period were 18% higher than the 1,320 days during the year earlier period. Diver days totaled 8,781 in the first quarter of fiscal 1998 compared with 3,545 a year earlier, as a result of higher activity and additional days from the Norman and Divcon acquisitions.

Depreciation and Amortization. Depreciation and amortization expenses, including amortization of drydocking costs, were $4.9 million in the first quarter of fiscal 1998 compared to $3.5 million a year earlier. The increase was principally attributable to additions to the fleet during the year and the depreciation expense resulting from those additions.

Gross Profit. Gross profit for the first quarter of fiscal 1998 of $20.8 million was 69% higher than the $12.4 million gross profit for the same quarter a year earlier. The gross profit increase was primarily attributable to the increases in domestic services, partially offset by lower than normal gross profit from international operations resulting from lower activity and revenues from West Africa. Gross profit as a percent of revenues increased for the first quarter of fiscal 1998 to 33.0% as compared to 24.5% for the same quarter a year earlier, primarily due to the greater domestic service revenues with higher gross profit margins.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the first quarter of fiscal 1998 were $4.2 million, 43% higher than the $3.0 million expense for the same quarter a year earlier. A provision for retirement and incentive compensation plan expense of $1.2 million was recorded in the first quarter of fiscal 1998, compared to $0.4 million for the same period a year earlier. Of the first quarter fiscal 1998 provision, $0.4 million was included in selling, general and administrative expenses, compared to $0.2 million for the same period a year earlier. The increase in selling, general and administrative expenses largely reflects the cost of staff added in order to manage the Company's expansion.

Interest Expense and Other Income (Expense). Interest expense, net of $0.5 million of capitalized interest cost, was $0.1 million in the first quarter fiscal 1998 compared to less than $
0.1 million in the same quarter a year earlier. Other income (expense) in the first quarter fiscal 1998 of $1.5 million was higher than the $0.1 million reported a year earlier largely because the Company had higher cash balances available for investment.

Net Income. Net income for the first quarter of fiscal 1998 totaled $10.1 million, an increase of 53% from $6.6 million in the same quarter a year earlier. Included in net income for the first quarter of fiscal 1998 is a $1.7 million loss associated with the Company's 49% ownership interest in CCC. The Company's effective income tax rate increased from 29.7% in the first quarter of fiscal 1997 to 38.0% in the current quarter, reflecting the loss of the benefit of a lower effective tax rate for the Company's international operations which provided a smaller percentage of revenues during the first quarter of fiscal 1998 as compared to the year earlier period.


Liquidity and Capital Resources

The Company's operations generated cash flow of $15.9 million during the first quarter of fiscal 1998. Cash from operations, together with available cash, funded net investing activities of $28.7 million. Investing activities consisted principally of capital expenditures, dry-docking costs and reimbursement of funds advanced to CCC. Working capital decreased $22.5 million during the first three months of fiscal 1998 from $103.7 million at March 31, 1997 to $81.3 million at June 30, 1997.

Capital expenditures during the first quarter included the $21.0 million to acquire the Seminole (previously the DLB 900) and $3.2 million to acquire the Sea Tiger (previously the Bulan Malai), and $12.3 million for continued construction of the upgrade of the Hercules.

The Company estimates that the cost to complete capital expenditure projects in progress at June 30, 1997 approximates $90.0 million. The addition of conventional pipelay capability and dynamic positioning to the Hercules is now scheduled for completion during the second quarter of fiscal 1998 with an estimated cost of $15.0 million, which is in addition to the approximately $50.0 million previously spent.

Long-term debt outstanding at June 30, 1997 including current maturities), consist primarily of $41.4 million of Title XI bonds. Included in this amount are $20.3 million of bonds which the Company issued during August 1996 to finance the construction
of  two  liftboats,  a  launch barge  and  a  cargo  barge.   The
Company's outstanding Title XI bonds mature in 2003, 2005, 2020 and 2022, carry interest rates of 9.15%, 8.75% , 8.30% , and 7.25% per annum, respectively, and require aggregate semi-annual payments of $0.5 million (until January 1998, when aggregate semi-
annual  payments  will  be  $0.9 million),  plus  interest.   The
agreements pursuant to which the Title XI bonds were issued contain certain covenants, including the maintenance of minimum working capital and net worth requirements, which, if not met, result in additional covenants that restrict the operations of the Company and its ability to pay cash dividends. The Company is currently in compliance with these covenants. The proceeds of the 1996 Title XI bonds were placed in escrow pending completion and delivery of the four vessels. During August 1997 the final vessel is to be completed and delivered and the funds are expected to be released from escrow.

In July 1997 the Company completed the acquisition of certain assets and operations from Sub Sea International, Inc. for a purchase price of $102 million. In addition, as noted above the Company acquired the Seminole in June 1997. The cost of these acquisitions was primarily funded by cash generated from operations and borrowings of $77 million under the Company's Credit Facility.

The Company maintains an $85.0 million revolving line of credit ("Loan Agreement") with a syndicate of commercial banks. The revolving credit facility of the Loan Agreement is available until June 30, 2000, at which time the amount available is reduced to zero over two years. Borrowings under the facility are unsecured bear interest at fluctuating rates, and are payable on July 30, 2002. Continuing access to the Revolving Line of Credit is conditioned upon the Company remaining in compliance with the covenants of the Loan Agreement, including the maintenance of certain financial ratios. At June 30, 1997, no amounts were outstanding under the Loan Agreement and the Company was in compliance with the covenants contained therein.

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

Aker Gulf Marine filed suit against the company in the U.S. District Court, Western District of Louisiana, Lafayette Division in December of 1995 seeking $8.2 million in additional costs believed by it to be owed because of change orders during construction of the Pioneer and $5.0 million for disruption, acceleration and delay damages. Under an agreement reached with Aker Gulf Marine, Global was given clear title to the Pioneer in exchange for $3.2 million and the posting of a $4.5 million bond in favor of Aker Gulf Marine. Such amounts and release of the vessel are without prejudice to each company's rights to pursue claims against the other in pending litigation or otherwise. The Company does not believe that Aker Gulf Marine's claims are valid and is vigorously defending against them and does not believe that ultimate resolution of the claims will have a material adverse impact on the Company's financial statements.

Item 6.  Exhibits and Reports on Form 8-K
         (a) Exhibits:
         15.1 - Letter regarding unaudited interim financial information.
         27.1 - Financial Data Schedule.
         (b) Reports on Form 8-K

During  the quarter covered by this report the Registrant  filed:
Current Report on Form 8-K dated July 31, 1997, reporting the consummation of the acquisition of certain assets of Sub Sea
International.


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

                              GLOBAL INDUSTRIES, LTD.

                              By:  /s/MICHAEL J. POLLOCK

                              ___________________________________
                                     Michael J. Pollock
                              Vice President, Chief Financial Officer
                           (Principal Financial and Accounting Officer)

August 14, 1997
                                                       EXHIBIT 15









August 13, 1997

Global Industries, Ltd.
107 Global Circle
Lafayette, Louisiana 70503

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Global Industries, Ltd. and subsidiaries for the periods ended June 30, 1997 and 1996, as indicated in our report dated July 31, 1997; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended June
30,  1997, is incorporated by reference in Registration Statement
Nos. 33-58048 and 33-89778 on Form S-8.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.



DELOITTE & TOUCHE LLP

New Orleans, Louisiana