Form 10-Q
period 1997-09-30
GLOBAL INDUSTRIES LTD
filed 1997-11-13
CIK 895663

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15  (d)  OF
THE  SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1997


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

              APPLICABLE ONLY TO CORPORATE ISSUERS:

    The number of shares of the Registrant's Common Stock outstanding as of October 31, 1997 was 91,178,124.

                     Global Industries, Ltd.
                        Index - Form 10-Q


                             Part I

Item 1.  Financial Statements - Unaudited
          Independent Accountants' Report                           3
          Consolidated Statements of Operations                     4
          Consolidated Balance Sheets                               5
          Consolidated Statements of Cash Flows                     6
          Notes to Consolidated Financial Statements                7

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                      10


                             Part II

Item 1.  Legal Proceedings                                         16

Item 4.  Submission of Matters to a Vote of Security Holders       16

Item 6.  Exhibits and Reports on Form 8-K                          17

         Signature                                                 18



                PART I  -  FINANCIAL INFORMATION


Item 1. Financial Statements.


INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Shareholders of Global Industries, Ltd.

We have reviewed the condensed consolidated financial statements of Global Industries, Ltd. and subsidiaries, as listed in the accompanying index, as of September 30, 1997 and for the three-month and six-month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

October 31, 1997
New Orleans, Louisiana

                     Global Industries, Ltd.
              CONSOLIDATED STATEMENTS OF OPERATIONS
          (Dollars in thousands, except per share data)
                           (Unaudited)


                                 Quarter Ended      Six Months Ended
                                 September 30,        September 30,
                                1997      1996       1997      1996

Revenues                      $108,772   $72,431    $171,948   $122,763

Cost of Revenues                70,915    50,647     113,252     88,626
                              --------    ------     -------    -------
Gross Profit                    37,857    21,784      58,696     34,137

Equity in Net Earnings
(Loss) of
Unconsolidated Affiliate          (471)       --      (2,127)        --

Selling, General and
 Administrative
 Expenses                        6,448     3,594      10,695      6,564
                              --------    ------      ------     ------
Operating Income                30,938    18,190      45,874     27,573
                              --------    ------      ------     ------
Other Income (Expense):
 Interest Expense                 (350)     (382)       (480)      (453)
 Other                             597        69       2,112        206
                              --------    ------      ------     ------
                                   247      (313)      1,632       (247)
                              --------    ------    --------     ------
Income Before Income Taxes      31,185    17,877      47,506     27,326

Provision for Income Taxes      11,850     5,360      18,052      8,166
                              --------   -------    --------    -------
Net Income                    $ 19,335   $12,517    $ 29,454    $19,160
                              ========   =======    ========    =======
Weighted Average Common
Shares Outstanding          93,907,000  79,134,000  93,392,000 78,952,000
                            ==========  ==========  ========== ==========
Net Income Per Share          $    .21   $    .16    $    .32   $    .24
                            ==========  ==========  ========== ==========

         See Notes to Consolidated Financial Statements.



                     Global Industries, Ltd.
                   CONSOLIDATED BALANCE SHEETS
                     (Dollars in thousands)
                           (Unaudited)


                                          September 30,   March 31,
                                              1997          1997
 ASSETS
 Current Assets:
 Cash                                     $  10,614    $   63,981
 Escrowed funds                               1,332        19,112
 Receivables                                106,373        51,762
 Advances to unconsolidated affiliate         9,502        13,913
 Prepaid expenses and other                   7,331         2,874
                                          ---------    ----------
 Total current assets                       135,152       151,642
                                          ---------    ----------
 Escrowed Funds                                 108         1,447
                                          ---------    ----------
 Property and Equipment, net                389,298       243,915
                                          ---------    ----------
 Other Assets:
 Deferred charges, net                        8,588         6,469
 Investment in and advances to
   unconsolidated affiliate                   1,405        15,071
 Other                                        3,924         4,143
                                          ---------    ----------
 Total other assets                          13,917        25,683
                                          ---------    ----------
 Total                                    $ 538,475     $ 422,687
                                          =========    ==========
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities:

 Current maturities of long-term debt     $   1,795      $  2,266
 Accounts payable                            49,312        29,828
 Accrued liabilities                         17,795         9,453
 Accrued profit-sharing                       4,425         3,566
 Insurance payable                            2,843         2,802
                                          ---------    ----------
 Total current liabilities                   76,170        47,915
                                          ---------    ----------
 Long-Term Debt                              97,451        40,947
                                          ---------    ----------
 Deferred Income Taxes                       25,598        21,598
                                          ---------    ----------
 Commitments and Contingencies

 Shareholders' Equity:
 Preferred stock                                 --            --
 Common stock, issued and outstanding,
 91,156,074 and 90,556,750 shares,
 respectively                                   912           906
 Additional paid-in capital                 202,440       201,331
 Translation adjustment                      (3,531)           --
 Retained earnings                          139,435       109,990
                                          ---------     ---------
 Total shareholders' equity                 339,256       312,227
                                          ---------     ---------
 Total                                    $ 538,475     $ 422,687
                                          =========     =========


         See Notes to Consolidated Financial Statements.
                     Global Industries, Ltd.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Dollars in thousands)
                           (Unaudited)
                                               Six Months Ended
                                                September 30,
                                               1997       1996
 Cash Flows From Operating Activities:
 Net income                                  $29,454    $ 19,160
 Adjustments to reconcile net income to
 net cash provided
  by (used in) operating activities:
   Depreciation and amortization              13,219       8,233
   Deferred income taxes                       4,000       3,000
   Equity in net (earnings) loss of
    unconsolidated affiliate                   2,134          --
   Other                                          (3)         12
   Changes in operating assets and
    liabilities (net of acquisitions):
      Receivables                            (37,776)    (10,820)
      Prepaid expenses and other              (3,534)      1,382
      Accounts payable and accrued            18,222       8,867
       liabilities                          ---------   ---------

     Net cash provided by (used in)
      operating activities                    25,716      29,834
                                            ---------   ---------

 Cash Flows From Investing Activities:
 Additions to property and equipment (net    (63,148)    (31,309)
  of acquisitions)
 Escrowed funds, bond proceeds                19,119     (20,535)
 Acquisition of business, net of cash       (103,805)     (5,981)
  acquired
 Additions to deferred charges                (3,918)     (4,170)
 Net repayment of advances to                 15,943          --
  unconsolidated affiliate
 Other                                           142          91
                                            ---------    --------
     Net cash (used in) investing           (135,667)    (61,904)
      activities                            ---------    --------

 Cash Flows From Financing Activities:
 Proceeds from sale of common stock            1,001         833
 Net proceeds (repayment) of long-term        56,033      32,144
  debt                                      ---------    --------

     Net cash provided by (used in)           57,034      32,977
      financing activities

 Effect of Exchange Rate Changes on Cash        (450)        --
                                            ---------    --------
 Cash:
 Increase (Decrease)                         (53,367)        907
 Beginning of period                          63,981       5,430
                                            ---------   ---------
 End of period                               $10,614    $  6,337
                                            =========   =========

 Supplemental Cash Flow Information:
 Interest paid, net of amount capitalized    $   599    $    393
 Income taxes paid                             6,184       2,572

         See Notes to Consolidated Financial Statements.



                     Global Industries, Ltd.
     Notes To Consolidated Financial Statements (Unaudited)

1. Basis of Presentation - The accompanying unaudited consolidated financial statements include the accounts of Global Industries,
Ltd.   and   its  wholly  owned  subsidiaries  (the   "Company").
Effective December 23, 1996, the Company acquired a 49% ownership interest in CCC Fabricaciones y Construcciones, S.A. de C.V. ("CCC"), which is accounted for by the equity method.

In the opinion of management of the Company, all adjustments (such adjustments consisting only of a normal recurring nature) necessary for a fair presentation of the operating results for the interim periods presented have been included in the unaudited consolidated financial statements. Operating results for the period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending March 31, 1998. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

The accompanying consolidated financial statements have been adjusted to reflect the two-for-one common stock split effected in October 1997.

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

The Company has guaranteed certain indebtedness and commitments of CCC approximating $31.5 million at September 30, 1997.

The   Company  estimates  that  the  cost  to  complete   capital
expenditure   projects  in  progress  at   September   30,   1997
approximates $83 million.

3. Business Acquisition - On July 31, 1997, the Company completed the acquisition of certain business operations and assets of Sub Sea International, Inc. and certain of its subsidiaries. The
major   assets   acquired  in  the  transaction   include   three
construction barges, four liftboats and one dive support vessel based in the United States, four support vessels based in the Middle East, and support vessels and ROVs based in the Far East
and  Asia  Pacific.   The transaction was accounted  for  by  the
purchase method and, accordingly, the acquisition cost of $104 million (consisting of the purchase price of $102 million, and directly related acquisition costs of $2 million) was allocated to  the  net assets acquired based on their estimated fair market
value.   The  results  of  operations of  the  acquired  business
operations and assets are included in the accompanying 1997 financial statements since the date of acquisition.

     The following unaudited pro forma income statement data for the six months ended September 30, 1997 and 1996 reflects the effect of the acquisition assuming it occurred effective as of the beginning of each period presented:

                                    Six Months Ended
                                      September 30,
                                    1997        1996
                          (in thousands, except per share data)

 Revenues                         $207,304    $177,255
 Net income                         27,684      16,751
 Net income per share                 0.30        0.21


4. Subsequent Event - In November, 1997 the Company settled the previously disclosed lawsuit of Aker Gulf Marine relating to the construction of the Pioneer. The settlement costs will be included in the cost of the vessel with no current charge to earnings. The additional cost of the vessel is not expected to have a significant impact on future results.

5. Recent Accounting Pronouncements - In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which changes the method of calculating earnings per share ("EPS"). SFAS 128 requires the presentation of "basic" EPS and "diluted" EPS on the face of the statement of operations. Basic EPS is computed by dividing the net income available to common shareholders by the weighted-average shares of common stock outstanding. The calculation of diluted EPS is similar to basic EPS except that the denominator includes dilutive common stock equivalents such as stock options and warrants. The statement is effective for financial statements for periods ending after December 15, 1997. The Company will adopt SFAS 128 in the third quarter of fiscal 1998, as early adoption is not permitted. When adopted, it will require restatement of prior years' EPS. Had the provisions of SFAS 128 been in effect as of September 30, 1997, the Company would have reported basic EPS of $0.21 and diluted EPS of $0.21 for the three months ended September 30, 1997.

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

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which will be effective for the Company beginning April 1, 1998. SFAS 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a Company's operating segments. The Company has not yet completed its analysis of which operating segments it will report on.


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

General

The following commentary presents management's discussion and analysis of the Company's financial condition and results of operations. Certain of the statements included below, including those regarding future financial performance or results or that are not historical facts, are or contain "forward-looking" information as that term is defined in the Securities Act of 1933, as amended. The words "expect," "believe," "anticipate," "project," "estimate," and similar expressions are intended to identify forward-looking statements. The Company cautions readers that any such statements are not guarantees of future performance or events and such statements involve risks, uncertainties and assumptions, including but not limited to industry conditions, general economic conditions, competition, ability of the Company to successfully manage its growth, operating risks, risks of international operations, risks of vessel construction and other factors discussed below and in the Company's Annual Report on Form 10-K for the year ended March 31, 1997. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual results and outcomes may differ materially from those indicated in the forward-looking statements.

The following discussion should be read in conjunction with the Company's unaudited consolidated financial statements for the periods ended September 30, 1997 and 1996, included elsewhere in this report and the Company's audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

During fiscal 1997 the Company completed the following acquisitions: Norman Offshore Pipelines, Inc., ("Norman"), a pipeline construction company operating in the United States, which included two shallow water pipelay vessels; Divcon International Pty Ltd.'s ("Divcon") diving and remotely operated vehicles ("ROVs") assets in Southeast Asia; and a 49% ownership interest in a Mexican marine construction contractor, CCC Fabricaciones y Construcciones, S.A. de C.V. ("CCC"), as well as two 400 foot combination pipelay derrick barges, the Comanche and the Shawnee (formerly the DB-21 and DB-l5), operating in West Africa and in Mexico (under charter to CCC), respectively. The Company's investment in CCC is accounted for under the equity method.

During the first quarter of fiscal 1998, the Company acquired the Seminole (formerly the GAL 900), a 440 foot long self-propelled combination pipelay derrick barge, currently located in Sharjah, United Arab Emirates. The purchase price of the Seminole, plus a launch barge, was $21 million.

During the second quarter of fiscal 1998, the Company completed the acquisition of certain business operations and assets of Sub Sea International, Inc. and certain of its subsidiaries. The $102 million purchase price was funded from available cash and borrowings under the Company's existing credit line. The major assets acquired in the transaction include three construction barges, four liftboats and one dive support vessel based in the United States, four support vessels based in the Middle East, and support vessels and ROVs based in the Far East and Asia Pacific.

Although the Company has been expanding its international operations, 73% of the Company's revenues in fiscal 1997 and 80% of revenues in the first six months of fiscal 1998 were derived from work performed in the Gulf of Mexico. The offshore marine construction industry in the Gulf of Mexico is highly seasonal as a result of weather conditions and the timing of capital expenditures by oil and gas companies. Historically, a substantial portion of the Company's services has been performed during the period from June through November. As a result, a disproportionate portion of the Company's revenues, gross profit and net income is generally earned during the second (July through September) and third (October through December) quarters of its fiscal year. Because of seasonality, full year results are not likely to be a direct multiple of any particular quarter or combination of quarters. The following table documents the seasonal nature of the Company's operations by presenting the percentage of revenues, gross profit and net income contributed by each fiscal quarter for the past three fiscal years.

                                           Quarter Ended
                                 June 30, Sept. 30, Dec. 31, March 31,

Revenues, three year average       22%      32%       25%      21%
Gross profit, three year average   21       38        25       16
Net  income,  three year average   20       40        25       15

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


Results of Operations

The following table sets forth for the periods indicated the Company's statements of operations expressed as a percentage of revenues.

                            Quarter Ended      Six Months Ended
                            September 30,        September 30,
                           1997       1996      1997       1996

 Revenues                 100.0%     100.0%    100.0%     100.0%
 Cost of  revenues        (65.2)     (69.9)    (65.9)     (72.2)
 Gross profit              34.8       30.1      34.1       27.8
 Equity in net
 earnings (loss) of
  unconsolidated affilite  (0.5)        --      (1.2)       --
 Selling, general and
  administrative expenses  (5.9)      (5.0)     (6.2)      (5.3)
 Interest expense          (0.3)      (0.5)     (0.3)      (0.4)
 Other income               0.5        0.1       1.2        0.2
  (expense), net
 Income before income      28.7       24.7      27.6       22.3
  taxes
 Provision for income      10.9       (7.4)     10.5       (6.7)
  taxes
 Net income                17.8%      17.3%     17.1%      15.6%

The Company's results of operations reflect the level of offshore construction activity in the Gulf of Mexico and West Africa for the first half of fiscal 1997 and 1998, and in Asia Pacific for the first half of fiscal 1998, and the Company's ability to win jobs through competitive bidding and manage projects to successful completion. The level of offshore construction activity is principally determined by three factors: first, the oil and gas industry's ability to economically justify placing discoveries of oil and gas reserves on production; second, the oil and gas industry's need to clear all structures from the lease once the oil and gas reserves have been depleted; and third, weather events such as major hurricanes.



Second Quarter Fiscal 1998 Compared to Second Quarter Fiscal 1997

Revenues. Revenues for the second quarter of fiscal 1998 of $108.8 million were 50% higher than the $72.4 million recorded in the second quarter of fiscal 1997, with strong contributions from Gulf of Mexico pipelay, derrick, liftboat and diving services in the second quarter as compared to the same period a year earlier, and the addition of assets and operations from the Sub Sea acquisition during the current quarter. These increases were partially offset by the absence of the Hercules (which was undergoing a major upgrade) during most of the second quarter of fiscal 1998. Barge days employed were 924 in the second quarter of fiscal 1998 compared with 575 days in the 1997 period, with increases largely from increased activity in the Gulf of Mexico and the charter of the Shawnee and Mohawk to CCC in Mexico. Liftboat and DSV days of 2,608 in the most recent period were higher than the 1,352 days during the year earlier period. Diver days totaled 11,831 in the second quarter of fiscal 1998 compared with 4, 945 a year earlier. Increases in Liftboats and DSV and Diver days were largely from increased Gulf of Mexico activity and the addition of assets and operations from the Sub Sea acquisition during the second quarter of fiscal 1998, as compared to the same period a year earlier.

Depreciation and Amortization. Depreciation and amortization expenses, including amortization of dry-docking costs, were $8.4 million in the second quarter of fiscal 1998 compared to $4.6 million a year earlier. The increase was principally attributable to depreciation expense resulting from increased utilization of the Company's larger construction barges (which are depreciated on a units-of-production basis), increases in the fleet through upgrades and acquisitions, and higher dry-dock amortization amounts.

Gross Profit. Gross profit for the second quarter of fiscal 1998 of $37.9 million was 74% higher than the $21.8 million for the same quarter a year earlier. The gross profit increase was primarily attributable to increases in Gulf of Mexico pipelay, derrick, liftboat and diving services, partially offset by reduced gross profit from diving, ROV, and vessel services in the Middle East and Asia Pacific. Gross profit as a percent of contract revenues increased for the current period to 34.8% as compared to 30.1% for the same quarter a year earlier, primarily due to higher activity in the Gulf of Mexico. Gross profit for the current quarter was reduced by the effect of a $1.4 million accrual for retirement and incentive compensation expense, as compared to a $1.1 million provision in the same quarter last year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the second quarter of fiscal 1998 were $6.4 million, 79% higher than the $3.6 million for the same quarter a year earlier. The increase was primarily due to selling, general and administrative expenses relating to the operations in Southeast Asia and the Middle East acquired in December 1996 and July 1997. A provision for retirement and incentive compensation plan expense of $2.0 million was recorded in the second quarter of fiscal 1998, of which $0.6 million was included in selling, general and administrative expenses and $1.4 million was included in cost of revenues. In the year earlier comparable period a $1.6 million provision for such expense was recorded, with $0.5 million included in selling, general and administrative expenses and $1.1 million included in cost of revenues.

Other Income (Expense). Interest expense, net of $1.0 million of capitalized interest cost, was $0.4 million in the second quarter compared to $0.4 million in the same quarter a year earlier. Other income in the second quarter of fiscal 1998 of $0.6 million was higher than the $0.1 million reported a year earlier largely because the Company had more funds available for investment.

Net Income. Net income for the second quarter of fiscal 1998 was $19.3 million, an increase of 54% from $12.5 million in the same quarter a year earlier. The Company's effective income tax rate increased from 30% in the second quarter of fiscal 1997 to 38% in the current quarter, reflecting the absence of the benefit of a lower effective tax rate for the Company's international operations which provided a smaller percentage of revenues during the second quarter of fiscal 1998.

First Six Months of Fiscal 1998 Compared to First Six Months of
Fiscal 1997

Revenues. Revenues for the first six months of fiscal 1998 of $171.9 million were 40% higher than the $122.8 million reported for the same period a year earlier. The increase in revenues for the six months largely resulted from strong contributions from domestic pipelay, derrick, liftboat and diving services and the addition of assets and operations from the Sub Sea acquisition during the second quarter of fiscal 1998, partially offset by lower revenues from West Africa as compared to the same period a year earlier and the absence of the Hercules (which was undergoing a major upgrade) during the first six months of fiscal 1998. Barge days employed during the first six months of fiscal 1998 improved to 1,368, compared to the 907 days employed in the same period last year. This increase was largely due to the increased Gulf of Mexico pipelay activity, and the charter of the Shawnee and Mohawk to CCC in Mexico. Liftboat and DSV days employed during the first six months of fiscal 1998 of 4,171 were significantly higher than the 2,672 days worked during the same period last year. Diver days employed totaled 20,612 for the first six months of fiscal 1998, up from 8,490 a year earlier. Increases in Liftboat and DSV and Diver days were largely from increased Gulf of Mexico activity and the addition of assets and operations from the Sub Sea acquisition during the second quarter of fiscal 1998, as compared to the same period a year earlier.

Depreciation and Amortization. Depreciation and amortization, including amortization of dry-docking costs, for the first six months of fiscal 1998 was $13.2 million compared with $8.1 million for the year earlier comparable period. The increase was principally attributable to higher depreciation expense resulting from increased utilization of the Company's larger construction barges (which are depreciated on a units-of-production basis), increases in the fleet through upgrades and acquisitions, and higher dry-dock amortization amounts.

Gross Profit. For the first six months of fiscal 1998 the Company had gross profit of $58.7 million compared with $34.1 million for the first six months of fiscal 1997. Gross profit as a percent of revenues increased for the current six month period to 34.1% as compared to 27.8% for the same period a year earlier, primarily due to higher activity in the Gulf of Mexico. Gross profit for the first six months of fiscal 1998 was reduced by the effect of a $2.3 million accrual for retirement and incentive compensation expense, as compared to a $1.3 million provision in the same period last year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the first six months of fiscal 1998 totaled $10.7 million compared with $6.6 million for the same period a year earlier. The increase was primarily due to Selling, general and administrative expenses relating to the operations in Southeast Asia and the Middle East acquired in December 1996 and July 1997. A provision for retirement and incentive compensation plan expense of $3.2 million recorded for the fiscal 1998 six-month period compared with $1.9 million for the same period in the prior comparable fiscal year. Of the provisions, $0.9 million in the fiscal 1998 six-month period and $0.6 million for the prior period were included in the selling, general, and administrative expenses and $2.3 million and $1.3 million, respectively, were included in cost of revenues.

Other Income (Expense). Interest expense, net of $1.6 million of capitalized interest cost, was $0.5 million in the fiscal 1998 six-month period compared to $0.5 million in the same period a year earlier. Other income in the fiscal 1998 six-month period of $2.1 million was higher than the $0.2 million reported a year earlier largely because the Company had more funds available for investment.

Net Income. Net income for the first six months of fiscal 1998 was $29.5 million, up 54% from $19.2 million in the same period a year earlier. The Company's effective income tax rate for the current period was 38%, compared to 30% for the same period a year earlier, reflecting the loss of a benefit of a lower effective tax rate for the Company's international operations.


Liquidity and Capital Resources

The Company's operations generated cash flow of $25.7 million during the first six months of fiscal 1998. Cash from operations, together with available cash and funds provided by financing activities, funded net investing activities of $135.7 million. Investing activities consisted principally of the Sub Sea acquisition, capital expenditures, dry-docking costs and reimbursement of funds advanced to CCC. Working capital decreased $44.7 million during the first six months of fiscal 1998 from $103.7 million at March 31, 1997 to $59.0 million at September 30, 1997.

Capital expenditures during the first six months aggregated $168.0 million and included the acquisition of the Seminole (previously the DLB 900) and the Sea Tiger (previously the Bulan Malai), and continued construction of the upgrade of the Hercules. In July 1997 the Company completed the acquisition of certain assets and operations from Sub Sea International, Inc. for a purchase price of $102.0 million. The cost of these acquisitions was primarily funded by cash generated from operations and borrowings of $63.0 million under the Company's Credit Facility.

The   Company  estimates  that  the  cost  to  complete   capital
expenditure   projects  in  progress  at   September   30,   1997
approximates $83.0 million.

Long-term debt outstanding at September 30, 1997 (including current maturities), consists primarily of $40.9 million of Title XI bonds and $57.0 drawn against the Company's revolving line of credit. Included in this amount are $20.3 million of bonds which the Company issued during August 1996 to finance the construction
of  two  liftboats,  a  launch barge  and  a  cargo  barge.   The
Company's outstanding Title XI bonds mature in 2003, 2005, 2020 and 2022, carry interest rates of 9.15%, 8.75% , 8.30% , and 7.25% per annum, respectively, and require aggregate semi-annual payments of $0.5 million (until January 1998, when aggregate semi-
annual  payments  will  be  $0.9 million),  plus  interest.   The
agreements pursuant to which the Title XI bonds were issued contain certain covenants, including the maintenance of minimum working capital and net worth requirements, which, if not met, result in additional covenants that restrict the operations of the Company and its ability to pay cash dividends. The Company is currently in compliance with these covenants. The proceeds of the 1996 Title XI bonds were placed in escrow pending completion and delivery of the four vessels. During August 1997 the final vessel was completed and delivered and the funds were released from escrow.

The Company maintains an $85.0 million revolving line of credit ("Loan Agreement") with a syndicate of commercial banks. The revolving credit facility of the Loan Agreement is available until June 30, 2000, at which time the amount available is reduced to zero over two years. Borrowings under the facility are unsecured, bear interest at fluctuating rates, and are payable on July 30, 2002. Continuing access to the revolving line of credit is conditioned upon the Company remaining in compliance with the covenants of the Loan Agreement, including the maintenance of certain financial ratios. At September 30, 1997, $57.0 million was outstanding under the Loan Agreement and the Company was in compliance with the covenants contained therein. The Company is currently negotiating to increase its line of credit by $40 million but there can be no assurance that such additional amount will become available.

The Company is constructing a deepwater support facility and pipebase near Carlyss, Louisiana. The deepwater facility is expected to replace the Company's existing facilities in Houma and Amelia, Louisiana. The facility is expected to take two years to complete and cost approximately $36 million, approximately $28 million of which is expected to be financed with 30-year, tax-exempt revenue bonds issued by the Lake Charles Harbor and Terminal District.

Funds available under the Company's credit facility, combined with available cash, and cash generated from operations, are expected to provide sufficient funds for the Company's operations, scheduled debt retirement, planned capital expenditures, and working capital needs for the foreseeable future.

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

In November, 1997 the Company settled the previously disclosed lawsuit of Aker Gulf Marine in the U.S. District Court, Western District of Louisiana, Lafayette Division relating to the construction  of  the  Pioneer.  The  settlement  costs  will  be included in the cost of the vessel with no current charge to earnings. The additional cost of the vessel is not expected to have a significant impact on future results.

Item 4.  Submission of Matters to a Vote of Security Holders

The 1997 Annual Meeting of Shareholders of the Company was held on August 6, 1997. At such meeting, each of the following persons listed below, all of whom were incumbent directors, were elected to the Board of Directors of the Company for a term ending at the Company's 1998 Annual Meeting of Shareholders. The number of votes cast with respect to the election of each such person is set forth opposite such person's name.


  Name of Director                  Number of Votes Cast
                                           Broker
                       For       Withhold    Non-Vote    Abstain
                   ----------    --------    --------    -------
  William J. Dore' 41,471,682      58,538           0          0

  Michael J.       41,519,856      10,364           0          0
  Pollock

  James C. Day     41,519,856      10,364           0          0

  Edward P.        41,519,556      10,664           0          0
  Djerejian

  Myron J.         41,519,588      10,632           0          0
  Moreau


At the 1997 Annual Meeting of Shareholders, the Company's shareholders voted for (1) an amendment to the Company's Employee Stock Purchase Plan which added a second enrollment period each year. The number of votes cast with respect to the amendment is set forth below:

                                  Number of Votes Cast
                                                             Broker
                    For      Against   Abstain   Withhold   Non-Vote
                ----------   -------   -------   --------   --------
Amendment to    40,435,037   104,402    40,047         0     950,734
Employee
Stock
Purchase
Plan





Item 6.  Exhibits and Reports on Form 8-K
         (a) Exhibits:
             No. 15.1, Letter re: unaudited interim financial information.
             No. 27.1, Financial Data Schedules.
         (b) Reports on Form 8-K -
             Current report on Form 8-K filed August 8, 1997, and amended by current report on form 8-K/A filed October 13, 1997 relating to Acquisition of Assets from Sub Sea International, Inc.



                            Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GLOBAL INDUSTRIES, LTD.

                              By:  /s/ MICHAEL J. POLLOCK

                              ___________________________________________
                                      Michael J. Pollock
                              Vice President, Chief Financial Officer
                              (Principal Financial and Accounting Officer)

November  13, 1997



                                                       EXHIBIT 15






November  10, 1997

Global Industries, Ltd.
107 Global Circle
Lafayette, Louisiana 70503

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Global Industries, Ltd. and subsidiaries for the periods ended September 30, 1997 and 1996, as indicated in our report dated October 31, 1997; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended
September  30, 1997, is incorporated by reference in Registration
Statement Nos. 33-58048 and 33-89778 on Form S-8.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.



DELOITTE & TOUCHE LLP

New Orleans, Louisiana