Form 10-Q
period 1997-12-31
GLOBAL INDUSTRIES LTD
filed 1998-02-17
CIK 895663

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15  (d)  OF
THE  SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December  31, 1997


                  Commission File Number:  2-56600

                       Global Industries, Ltd.
       (Exact name of registrant as specified in its charter)
Louisiana                                                 72-1212563
(State or other jurisdiction of incorporation or organization)(I.R.S. Employer Identification No.)

107 Global Circle
P.O. Box 31936, Lafayette, LA                             70593-1936
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

              APPLICABLE ONLY TO CORPORATE ISSUERS:

    The number of shares of the Registrant's Common Stock outstanding as of February 6, 1998 was 91,380,310.

                     Global Industries, Ltd.
                        Index - Form 10-Q


                             Part I

Item 1.           Financial Statements - Unaudited
          Independent Accountants' Report                           3
          Consolidated Statements of Operations                     4
          Consolidated Balance Sheets                               5
          Consolidated Statements of Cash Flows                     6
          Notes to Consolidated Financial Statements                7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                     11


                                 Part II

Item 1.   Legal Proceedings                                        16

Item 6.   Exhibits and Reports on Form 8-K                         16

         Signature                                                 17



                PART I  -  FINANCIAL INFORMATION


Item 1. Financial Statements.


INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Shareholders of Global Industries, Ltd.

We have reviewed the condensed consolidated financial statements of Global Industries, Ltd. and subsidiaries, as listed in the accompanying index, as of December 31, 1997 and for the three-month and nine-month periods ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

February 6, 1998
New Orleans, Louisiana






                     Global Industries, Ltd.
              CONSOLIDATED STATEMENTS OF OPERATIONS
          (Dollars in thousands, except per share data)
                           (Unaudited)


                                 Quarter Ended      Nine Months Ended
                                 December 31,         December 31,
                                1997      1996       1997      1996

Revenues                      $120,435  $ 56,776    $292,383  $179,539

Cost of Revenues                88,218    41,496     201,470   130,122
                              --------  --------     -------   -------
Gross Profit                    32,217    15,280      90,913    49,417

Equity in Net Earnings
(Loss) of
 Unconsolidated Affiliate        1,273        --       (854)        --

Selling, General and
Administrative
 Expenses                        6,212     4,033      16,907    10,597
                              --------   -------     -------   -------
Operating Income                27,278    11,247      73,152    38,820
                              --------   -------     -------   -------
Other Income (Expense):
 Interest Expense                (965)     (121)     (1,459)     (574)
 Other                             892       395       3,018       601
                              --------   -------     -------   -------
                                  (73)       274       1,559        27
                              --------   -------     -------   -------
Income Before Income Taxes      27,205    11,521      74,711    38,847

Provision for Income Taxes      10,338     3,449      28,390    11,615
                              --------   -------     -------  --------
Net Income                    $ 16,867  $  8,072    $ 46,321  $ 27,232
                              ========  ========    ========  ========
Net Income Per Share:
 Basic                        $   0.18   $  0.11    $   0.50   $  0.36
 Diluted                      $   0.18   $  0.10    $   0.49   $  0.34

         See Notes to Consolidated Financial Statements.


                     Global Industries, Ltd.
                   CONSOLIDATED BALANCE SHEETS
                     (Dollars in thousands)
                           (Unaudited)

                                        December 31,    March 31,
                                            1997         1997
ASSETS
Current Assets:
 Cash                                     $ 27,115     $ 63,981
 Escrowed funds, bond proceeds               1,404       19,112
 Receivables                               100,855       51,762
 Advances to unconsolidated affiliate       23,740       13,913
 Prepaid expenses and other                  6,680        2,874
                                          --------     --------
  Total current assets                     159,794      151,642
                                          --------     --------
Escrowed Funds, Bond Proceeds               28,000        1,447
Property and Equipment, net                409,638      243,915

Other Assets:
 Deferred charges, net                       7,754        6,469
 Investment in and advances to
   unconsolidated affiliate                  2,678       15,071
 Other                                       3,246        4,143
                                          --------     --------
  Total other assets                        13,678       25,683
                                          --------     --------
    Total                                 $611,110     $422,687
                                          ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt      $  2,159     $  2,266
Accounts payable                            63,623       29,828
Accrued liabilities                         20,042        9,453
Accrued profit-sharing                       4,689        3,566
Insurance payable                            2,461        2,802
                                          --------     --------
  Total current liabilities                 92,474       47,915
                                          --------     --------
Long-Term Debt                             135,730       40,947
Deferred Income Taxes                       29,599       21,598
Commitments and Contingencies

Shareholders' Equity:
Preferred stock                                 --           --
Common stock, issued and outstanding,
   91,320,640 and 90,556,750 shares,
   respectively                                913          906
Additional paid-in capital                 203,918      201,331
Translation adjustments                     (8,328)          --
Retained earnings                          156,304      109,990
                                          --------     --------
  Total shareholders' equity               353,307      312,227
                                          --------     --------
    Total                                 $611,110     $422,687
                                          ========     ========

         See Notes to Consolidated Financial Statements.


                     Global Industries, Ltd.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Dollars in thousands)
                           (Unaudited)

                                      Nine Months Ended December 31,
                                           1997           1996
Cash Flows From Operating Activities:
Net income                              $ 46,321       $ 27,232
Adjustments to reconcile net income
  to net cash provided
  by (used in) operating activities:
   Depreciation and amortization          21,941         12,602
   Deferred income taxes                   8,000          4,500
   Equity in net (earnings) loss of
     unconsolidated affiliate                854             --
   Other                                      94             12
   Changes in operating assets and
     liabilities
     (net of acquisitions):
     Receivables                         (34,014)       (11,499)
     Prepaid expenses and other           (2,922)           985
     Accounts payable and accrued
       liabilities                        35,980         12,119
                                        ---------      ---------

     Net cash provided by (used in)
       operating activities               76,254         45,951
                                        ---------      ---------

Cash Flows From Investing Activities:
Additions to property and equipment      (94,384)       (72,919)
Escrowed funds, bond proceeds             (8,845)           226
Acquisition of business, net of cash
  acquired                              (103,805)        (5,990)
Acquisition of equity interest in
  unconsolidated affiliate                    --           (201)
Net (advances to) repayment of
  advances to unconsolidated affiliate     1,705        (23,231)
Additions to deferred charges             (4,290)        (3,464)
Other                                        791         (7,850)
                                       ----------      ---------
     Net cash (used in) investing
       activities                       (208,828)      (113,429)
                                       ----------      ---------

Cash Flows From Financing Activities:
Proceeds from exercise of employee
  stock plans                              1,957          1,028
Net proceeds of long-term debt            94,676         67,315
                                        ---------      ---------
     Net cash provided by financing
       activities                         96,633         68,343
                                        ---------      ---------

Effect of Exchange Rate Changes on Cash     (925)             --
                                        ---------      ---------
Cash:
Increase (Decrease)                      (36,866)            865
Beginning of period                       63,981           5,430
                                        ---------      ----------
End of period                           $ 27,115        $  6,295
                                        =========      ==========
Supplemental Cash Flow Information:
Interest paid, net of amount
  capitalized                           $    601        $    721
Income taxes paid                         10,703           3,093




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

In the opinion of management of the Company, all adjustments (such adjustments consisting only of a normal recurring nature) necessary for a fair presentation of the operating results for the interim periods presented have been included in the unaudited consolidated financial statements. Operating results for the period ended December 31, 1997, are not necessarily indicative of the results that may be expected for the year ending March 31, 1998. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

The accompanying consolidated financial statements have been adjusted to reflect the two-for-one common stock split effected in October 1997.

The financial statements required by Rule 10-01 of Regulation S-X have been reviewed by independent public accountants as stated in their report included herein.

2. Business Acquisition - On July 31, 1997, the Company completed the acquisition of certain business operations and assets of Sub Sea International, Inc. and certain of its subsidiaries. The
major   assets   acquired  in  the  transaction  included   three
construction barges, four liftboats and one dive support vessel based in the United States, four support vessels based in the Middle East, and support vessels and ROVs based in the Far East
and  Asia  Pacific.   The transaction was accounted  for  by  the
purchase method and, accordingly, the acquisition cost of $104 million (consisting of the purchase price of $102 million, and directly related acquisition costs of $2 million) was allocated to the net assets acquired based on their estimated fair market
value.   The  results  of  operations of  the  acquired  business
operations and assets are included in the accompanying 1997 financial statements since the date of acquisition.

The following unaudited pro forma income statement data for the nine months ended December 31, 1997 and 1996 reflects the effect of the acquisition assuming it occurred effective as of the beginning of each period presented:

                          Nine Months Ended
                             December 31,
                           1997       1996
                (in thousands, except per share data)

Revenues                $327,739    $258,180
Net income                44,551      26,097
Net income per share:
  Basic                     0.49        0.34
  Diluted                   0.48        0.33




3. Financing Arrangements - During November 1997, the Lake Charles Harbor and Terminal District issued Port Improvement Revenue Bonds aggregating $28 million (the "Bonds") for the benefit of the Company to finance the acquisition and construction of a deepwater support facility and pipebase near Carlyss, Louisiana
(the   "Facilities").   The  Bonds  are  collateralized   by   an
irrevocable letter of credit in the amount of $28.4 million and mature on November 1, 2027. The bonds are subject to optional redemption, generally without premium, in whole or in part on any business day prior to maturity at the direction of the Company. Interest accrues at varying rates as determined from time to time by the remarketing agent based on (i) specified interest rate options available to the Company over the life of the Bonds and
(ii)   prevailing  market  conditions  at  the   date   of   such
determination.   The interest rate on borrowings  outstanding  at
December 31, 1997 was 3.75%.

Under the terms of the financing, proceeds from the issuance of the Bonds were placed into a Construction Fund for the payment of related issuance costs and the costs of acquisition, construction and improvement of the Facilities and are included in the accompanying 1997 balance sheet under the caption "Escrowed Funds, Bond Proceeds."

During November 1997, the Company amended the terms of its existing credit agreement with a syndicate of commercial banks to, among other things, (i) increase the available line of credit to $160 million, and (ii) provide for a reduction in the amount available under the credit agreement by the principal balance of borrowings outstanding as of any date under a separate credit agreement between the banks and CCC. At December 31, 1997, the amount available under the credit agreement approximated $29 million.

4. Basic and Diluted Earnings Per Share - In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which changed the method of calculating earnings per share ("EPS"). SFAS 128 requires the presentation of "basic" EPS and "diluted" EPS on the face of the statement of operations. Basic EPS is computed by dividing net income available to common shareholders by the weighted average shares of common stock outstanding. The calculation of diluted EPS is similar to basic EPS, except that the denominator includes dilutive common stock equivalents such as stock options and warrants.

The Company adopted SFAS 128 effective for the quarterly period ended December 31, 1997 and restated prior years' EPS amounts as required. Weighted average common shares used for purposes of computing basic and diluted earnings per share for the quarters and nine months ended December 31, 1997 and 1996 follow (in thousands):

                          Quarter Ended       Nine Months Ended
                           December 31,          December 31,
                        1997        1996       1997       1996

Weighted average
  common shares
  outstanding          91,237      76,294     90,981      76,155


Effect  of dilutive
  stock options
  and shares issuable
  under employee
  stock purchase plan   2,805       2,974      2,701       2,877
                       ------      ------     ------      ------

Weighted average
  common shares and
  potential dilutive
  shares outstanding   94,042      79,268    93,682      79,032
                       ======      ======    ======      ======

Options to purchase 1,348,000 shares of common stock (prices ranging from $18.28 to $21.94 per share) were outstanding during the quarter ended December 31, 1997 (none during the quarter ended December 31, 1996), but were not included in the computations of diluted EPS because the options' exercise prices exceeded the average market prices for the common shares during such period. Corresponding amounts for the nine months ended December 31, 1997 and 1996 amounted to 1,521,000 shares (prices ranging from $15.00 to $21.94 per share) and 254,000 shares (prices ranging from $7.88 to $8.88 per share), respectively.

5. Commitments and Contingencies - The Company is a party in legal proceedings and potential claims arising in the ordinary course
of   business.   Management does not believe these  matters  will
materially   effect   the   Company's   consolidated    financial
statements.

The Company has guaranteed certain indebtedness and commitments of CCC approximating $30.1 million at December 31, 1997. In the normal course of its business activities, the Company is required to provide letters of credit for various corporate purposes. At December 31, 1997, outstanding letters of credit approximated $44 million, including $28.4 million related to the Carlyss Facility bonds and $10.6 million related to the Hercules arbitration.

The   Company  estimates  that  the  cost  to  complete   capital
expenditure   projects   in  progress  at   December   31,   1997
approximates $70 million.

The Company has instituted an arbitration proceeding against a shipyard under the terms of the construction contract for the conversion and upgrade of the Hercules. The Company and the shipyard disagree over the stage of completion of the project when the vessel was removed from the shipyard. In addition, the Company is seeking damages for late delivery and the shipbuilder
seeks damages for   change   orders,   extras,
construction delays and disruption. Under an interim agreement, pending resolution of the arbitration proceeding, the Company took possession of the vessel in exchange for posting a $10.6 million letter of credit in favor of the shipyard. The Company is vigorously pursuing its claims and defending against the shipyard's claims through the arbitration proceeding and does not believe that the ultimate resolution of this matter will have a material adverse effect on its consolidated financial statements.

6. Subsequent Event - During February 1998, the Company signed an agreement with TL Marine Sdn. Bhd., to acquire for cash the pipelay/derrick barges DLB 332 (Teknik Perdana) and DLB 264 (Teknik Padu) along with auxiliary pipelay/construction and diving equipment. Closing of the purchase is subject to approval of the shareholders of the seller and certain of its partners. Total costs related to the acquisition of the vessels and equipment are approximately $50 million and are expected to be funded through available cash and bank borrowings.

7. Recent Accounting Pronouncements - In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement does not require a specific format for that financial statement but requires that an entity display an amount representing total comprehensive income for the period in that financial statement. SFAS 130 requires that an entity classify items of other comprehensive income by
their  nature  in  a  financial statement.   For  example,  other
comprehensive income may include foreign currency items and unrealized gains and losses on certain investments in debt and equity securities. In addition, the accumulated balance of other comprehensive income must be displayed separately from retained earnings and additional paid-in capital in the equity section of a  statement of financial position. Reclassification of financial
statements   for   earlier  periods,  provided  for   comparative
purposes, is required. The Company does not believe that the adoption of this new accounting standard will have a material
effect  on  its consolidated financial statements.   The  Company
will adopt this accounting standard effective April 1, 1998, as required.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which will be effective for the Company beginning April 1, 1998. SFAS 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a Company's operating segments. The Company has not yet completed its analysis of which operating segments it will report.

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

The following discussion should be read in conjunction with the Company's unaudited consolidated financial statements for the periods ended December 31, 1997 and 1996, included elsewhere in this report and the Company's audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

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

During the second quarter of fiscal 1998, the Company completed the acquisition of certain business operations and assets of Sub Sea International, Inc. and certain of its subsidiaries. The $104 million acquisition costs (including $2.0 million at directly related acquisition costs) was funded from available cash and borrowings under the Company's existing credit line. The major assets acquired in the transaction include three construction barges, four liftboats and one dive support vessel based in the United States, four support vessels based in the Middle East, and support vessels and ROVs based in the Far East and Asia Pacific.

Although the Company has been expanding its international operations, 73% of the Company's revenues in fiscal 1997 and 81% of its revenues in the first nine months of fiscal 1998 were derived from work performed in the Gulf of Mexico. The offshore marine construction industry in the Gulf of Mexico is highly seasonal as a result of weather conditions and the timing of capital expenditures by oil and gas companies. Historically, a substantial portion of the Company's services has been performed during the period from June through November. As a result, a disproportionate portion of the Company's revenues, gross profit and net income is generally earned during the second (July through September) and third (October through December) quarters of its fiscal year. Because of seasonality, full year results are not likely to be a direct multiple of any particular quarter or combination of quarters. The following table documents the seasonal nature of the Company's operations by presenting the percentage of revenues, gross profit and net income contributed by each fiscal quarter for the past three fiscal years.

                                           Quarter Ended
                                June 30, Sept. 30, Dec. 31, March 31,

Revenues, three year average      22%      32%       25%      21%
Gross profit, three year average  21       38        25       16
Net  income,  three year average  20       40        25       15

The  Company expanded its operations offshore West Africa  during the first half of fiscal 1996. Strong demand in this market during the fourth quarters of fiscal 1996 and fiscal 1997 resulted in the fourth quarters of fiscal 1996 and fiscal 1997 making a significantly greater contribution to the years' revenues, gross profit and net income than historically, which has a significant impact on the three year averages shown above.


Results of Operations

The following table sets forth, for the periods indicated, statement of operations data expressed as a percentage of contract revenues.
                            Quarter Ended       Nine Months Ended
                             December 31,         December 31,
                            1997      1996       1997       1996

Revenues                   100.0%     100.0%    100.0%      100.0%
Cost of revenues           (73.2)     (73.1)    (68.9)      (72.5)
Gross profit                26.8       26.9      31.1        27.5
Equity in net earnings
 (loss) of unconsolidated
 affiliate                   1.1         --      (0.3)         --
Selling, general and
 administrative expenses    (5.2)      (7.1)     (5.8)       (5.9)
Interest expense            (0.8)      (0.3)     (0.5)       (0.2)
Other income
 (expense), net              0.7        0.8       1.0         0.3
Income before income taxes  22.6       20.3      25.5        21.7
Provision for income taxes  (8.6)      (6.1)     (9.7)       (6.5)
Net income                  14.0%      14.2%     15.8%       15.2%

The Company's results of operations reflect the level of offshore construction activity in the Gulf of Mexico and West Africa for the first nine months of fiscal 1997 and 1998, and in Asia Pacific and the Middle East for the first nine months of fiscal 1998, and the Company's ability to win jobs through competitive bidding and manage projects to successful completion. The level of offshore construction activity is principally determined by three factors: first, the oil and gas industry's ability to economically justify placing discoveries of oil and gas reserves on production; second, the oil and gas industry's need to clear all structures from the lease once the oil and gas reserves have been depleted; and third, weather events such as major storms and hurricanes.


Third  Quarter of Fiscal 1998 Compared to Third Quarter of Fiscal
1997

Revenues. Revenues for the third quarter of fiscal 1998 of $120.4 million were 112% higher than the $56.8 million reported for the same period a year earlier. The increase in revenues for the quarter largely resulted from revenues generated by domestic pipelay operations, improved utilization and dayrates on dive support vessels and liftboats, and the addition of international operations and assets acquired from Sub Sea in Asia Pacific and the Middle East, offset by lower revenues from West Africa. Barge days employed improved to 953, compared to the 467 days employed in the same period last year. This increase was largely due to an increased number of domestic pipelay barge days, plus barge days added from charters to CCC in Mexico and barge days in the Middle East. Liftboat and dive support vessel days employed of 2,801 were higher than the 1,351 days worked during the same period last year. Diver days employed totaled 12,291 for the quarter, up from 4,410 a year earlier.

Depreciation and Amortization. Depreciation and amortization, including amortization of drydocking costs, for the third quarter of fiscal 1998 was $8.7 million compared with $4.3 million for the same period in fiscal 1997. The increase was principally attributable to increased utilization of the Company's larger construction barges (which are depreciated on a units-of-production basis) and increases in the Company's fleet through upgrades and acquisitions, offset partially by lower depreciation on the Cheyenne which is also depreciated on a units-of-production basis.

Gross Profit. For the third quarter of fiscal 1998, the Company had gross profit (the excess of revenues over the cost of revenues, which includes depreciation and amortization charges) of $32.2 million compared with $15.3 million for the same quarter of fiscal 1997. The increase was largely the result of increased domestic pipelay, dive support vessels and liftboats activities, partially offset by lower gross profit from West Africa. Gross profit as a percent of revenues for the current quarter was 27%, the same as the gross profit percentage earned during the same quarter of fiscal 1997. Cost of revenues for the quarter includes a $1.2 million accrual for retirement and incentive compensation expense, as compared to an $0.8 million provision in the same period last year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the third quarter of fiscal 1998 totaled $6.2 million compared with $4.0 million for the same period a year earlier. The increase was primarily due to the expansion of business to the Asia Pacific and Middle East regions. A provision for retirement and incentive compensation plan expense of $1.8 million was recorded in the third quarter of fiscal 1998, of which $0.6 million was included in selling, general, and administrative expenses and $1.2 million was included in cost of revenues. In the year earlier comparable period a $1.1 million provision for such expense was recorded with $0.3 million included in selling, general, and administrative expenses and $0.8 million included in cost of revenues.

Other Income (Expense). Interest expense, net of $1.1 million of capitalized interest cost, was $1.0 million in the third quarter of fiscal 1998 compared to $0.1 million in the same period a year earlier. Other income in the current quarter was $0.9 million compared to $0.4 million reported in the same period a year earlier.

Net Income. Net income for the third quarter of fiscal 1998 was $16.9 million, up 109% from $8.1 million in the same period a year earlier. The Company's effective income tax rate for the current period was 38%, compared to 30% for the same period a year earlier, reflecting the loss of the benefit of a lower effective tax rate for certain of the Company's international operations.


First Nine Months of Fiscal 1998 Compared to First Nine Months of
Fiscal 1997

Revenues. Revenues for the first nine months of fiscal 1998 of $292.4 million were 63% higher than the $179.5 million reported for the same period a year earlier. The increase in revenues for the nine months largely resulted from revenues generated by strong domestic activity, improved utilization and dayrates on dive support vessels and liftboats, and in part, the addition of international operations and assets acquired from Sub Sea in Asia Pacific and the Middle East, partially offset by lower revenues contributed by the Company's operations in West Africa. Barge days employed improved to 2,321, compared to the 1,374 days employed in the same period last year. This increase was largely due to increased number of barge days for domestic pipelay operations, and barge days relating to charters to CCC and to operations in the Middle East. Liftboat and dive support vessel days employed of 6,972 were significantly higher than the 4,023 days worked during the same period last year. Diver days employed totaled 32,903 for the nine months of fiscal 1998, up significantly from 12,900 a year earlier.

Depreciation and Amortization. Depreciation and amortization, including amortization of drydocking costs, for the first nine months of fiscal 1998 was $21.9 million compared with $12.6 million for the same period in fiscal 1997. The increase was principally attributable to increased utilization of the Company's larger construction barges (which are depreciated on a units-of-production basis) and increases in the Company's fleet through upgrades and acquisitions, offset partially by lower depreciation on the Cheyenne and the Hercules which are also depreciated on a units-of-production basis.

Gross Profit. For the first nine months of fiscal 1998, the Company had gross profit (the excess of revenues over the cost of revenues, which includes depreciation and amortization charges) of $90.9 million compared with $49.4 million for the first nine months of fiscal 1997. The increase was largely the result of increased domestic activity, improved dayrates on dive support vessels and liftboats, partially offset by lower gross profit from West Africa. Gross profit as a percent of revenues for the current nine-month period was 31%, compared to the gross profit percentage earned during the first nine months of fiscal 1997 of 28%. The increased gross profit margin was primarily attributable to higher gross profit margins in the Gulf of Mexico pipelay, derrick, liftboat, and diving services, partially offset by lower gross profit margins from diving, ROV, and vessel services in the Middle East and South East Asia and also lower contributions from West Africa operations in the current fiscal year. Cost of revenues for the first nine months of fiscal year 1998 includes a $3.5 million accrual for retirement and incentive compensation expense, as compared to a $2.1 million provision in the same period last year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the first nine months of fiscal 1998 totaled $16.9 million compared with $10.6 million for the same period a year earlier. The increase was primarily due to the expansion of the Company's business including expansion to the Asia Pacific and Middle East regions. A provision for retirement and incentive compensation plan expense of $5.0 million was recorded for the first nine months of fiscal 1998, of which $1.5 million was included in selling, general, and administrative expenses and $3.5 million was included in cost of revenues. In the year earlier comparable period, a $3.0 million provision for such expense was recorded with $0.9 million included in selling, general, and administrative expenses and $2.1 million included in cost of revenues.

Other Income (Expense). Interest expense, net of $2.7 million of capitalized interest cost, was $1.5 million in the current nine-month period compared to $0.6 million in the same period a year earlier. Other income in the current nine-month period was $3.0 million compared to $0.6 million reported a year earlier.

Net Income. Net income for the first nine months of fiscal 1998 was $46.3 million, up 70% from $27.2 million in the same period a year earlier. The Company's effective income tax rate for the current period was 38%, compared to 30% for the same period a year earlier, reflecting the loss of a benefit of a lower effective tax rate for certain of the Company's international operations.


Liquidity and Capital Resources

The Company's operations generated cash flow of $76.3 million during the first nine months of fiscal 1998. Cash from operations, together with available cash and funds provided by financing activities, funded net investing activities of $208.8 million. Investing activities consisted principally of the Sub Sea acquisition, capital expenditures, and dry-docking costs. Working capital decreased $36.4 million during the first nine months of fiscal 1998 from $103.7 million at March 31, 1997 to $66.8 million at December 31, 1997.

Capital expenditures during the first nine months aggregated $198.2 million and included the acquisition of the Seminole (previously the DLB 900) and the Sea Tiger (previously the Bulan Malai), and continued construction of the upgrade of the Hercules. In July 1997 the Company completed the acquisition of certain assets and operations from Sub Sea International, Inc. for a purchase price of $102.0 million. The cost of these acquisitions was primarily funded by cash generated from operations and borrowings of $63.0 million under the Company's Credit Facility.

The   Company  estimates  that  the  cost  to  complete   capital
expenditure   projects   in  progress  at   December   31,   1997
approximates $70 million.

Long-term debt outstanding at December 31, 1997 (including current maturities), consists primarily of $40.8 million of Title XI bonds, a $28.0 million obligation to service Lake Charles Harbor and Terminal District bonds, and $68.0 drawn against the Company's revolving line of credit.

The Company's outstanding Title XI bonds mature in 2003, 2005, 2020 and 2022, carry interest rates of 9.15%, 8.75%, 8.30%, and 7.25% per annum, respectively, and require aggregate semi-annual payments of $0.5 million (until January 1998, when aggregate semi-annual payments will be $0.9 million), plus interest. The agreements pursuant to which the Title XI bonds were issued contain certain covenants, including the maintenance of minimum working capital and net worth requirements, which, if not met, result in additional covenants that restrict the operations of the Company and its ability to pay cash dividends. The Company is currently in compliance with these covenants.

The  Company maintains a $160.0 million revolving line of  credit
("Loan  Agreement") with a syndicate of commercial  banks.    The
revolving credit facility of the Loan Agreement is available until June 30, 2000, at which time the amount available is reduced to zero over two years. Borrowings under the facility are unsecured, bear interest at fluctuating rates, and are payable on July 30, 2002. The amount of available credit is reduced by (i) outstanding letters of credit secured by the Loan Agreement ($33 million at December 31, 1997) and (ii) amounts outstanding under a separate credit agreement between the banks and CCC, limited to a maximum of $35 million ($30 million outstanding at December 31, 1997). Continuing access to the revolving line of credit is conditioned upon the Company remaining in compliance
with   the  covenants  of  the  Loan  Agreement,  including   the
maintenance of certain financial ratios. At December 31, 1997, $68.0 million was outstanding under the Loan Agreement and the Company was in compliance with the covenants contained therein. The Company is currently in negotiations with the banks to increase its revolving line of credit to $200 million.

The Company is constructing a deepwater support facility and pipebase near Carlyss, Louisiana. The deepwater facility is expected to replace the Company's existing facilities in Houma and Amelia, Louisiana. The facility is expected to take two years to complete and cost approximately $36 million, of which approximately $28 million is financed with 30-year, tax-exempt revenue bonds issued by the Lake Charles Harbor and Terminal District. The bonds bear interest at a variable rate, which was 3.75% at December 31, 1997.

During February 1998, the Company signed an agreement with TL Marine Sdn. Bhd., to acquire for cash the pipelay/derrick barges DLB 332 (Teknik Perdana) and DLB 264 (Teknik Padu) along with auxiliary pipelay/construction and diving equipment. Closing of the purchase is subject to approval of the shareholders of the seller and certain of its partners. Total costs related to the acquisition of the vessels and equipment are approximately $50 million and are expected to be funded through available cash and bank borrowings.

Funds available under the Company's Credit Facility (including the proposed increase in the line of credit) combined with available cash, and cash generated from operations, are expected to be sufficient to fund the Company's operations, scheduled debt retirement, planned capital expenditures and acquisitions for at least the next twelve months.


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



Item 6.  Exhibits and Reports on Form 8-K
 (a) Exhibits:

         10.1 Second Amendment to Restated Credit Agreement
         10.2 Facilities Agreement
         10.3 Ground Lease and Lease-Back Agreement
         10.4 Trust Indenture
         10.5 Pledge  and Security Agreement
         15.1 Letter re: unaudited interim financial information.
         27.1 Financial Data Schedule.

 (b) Reports on Form 8-K - None.





                            Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


GLOBAL INDUSTRIES, LTD.


                                      By:MICHAEL J. MCCANN

                                         Michael J. McCann
                                         Vice President, Chief
                                         Financial Officer

                          (Principal Financial and Accounting Officer)



February  17, 1998



                                                    EXHIBIT 15.1





February 12, 1998

Global Industries, Ltd.
107 Global Circle
Lafayette, Louisiana 70503

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Global Industries, Ltd. and subsidiaries for the periods ended December 31, 1997 and 1996, as indicated in our report dated February 6, 1998; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended
December  31,  1997, is incorporated by reference in Registration
Statement Nos. 33-58048 and 33-89778 on Form S-8.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.



DELOITTE & TOUCHE LLP

New Orleans, Louisiana