Form 10-K
period 1998-03-31
GLOBAL INDUSTRIES LTD
filed 1998-06-25
CIK 895663

-105-
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 Form 10-K

Annual Report Pursuant To Section 13 or 15(d) of The Securities Exchange Act of 1934
                 For the fiscal year ended March 31, 1998
Transition Report Pursuant to Section 13 or 15(d) of the Securities Ex change Act of 1934

       For the Transition period from           to

                      Commission File Number 2-56600
                          Global Industries, Ltd.
          (Exact name of registrant as specified in its Charter)

LOUISIANA                          72-1212563
(State or other jurisdiction       (I.R.S. Employer
of incorporation of                Identification Number)
organization)

107 Global Circle                  70596-1936
P.O. Box 61936, Lafayette,         (Zip Code)
Louisiana
(Address of principal
executive offices)

    Registrant's telephone number, including area code:  (318) 989-0000

        Securities registered pursuant to Section 12(b) of the Act:

     Title of each class           Name of each exchange on which
             None                            registered
                                                None
        Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock ($0.01 par value)
                             (Title of Class)
      Indicate  by  check mark whether the registrant  (1)  has  filed  all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                    X  YES       NO
      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
      The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 31, 1998 was $1,365,676,697 based on the last reported sales price of the Common Stock on May 31, 1998, as reported on the NASDAQ\NMS.
      The number of shares of the registrant's Common Stock outstanding as of May 31, 1998 was 91,884,991.
                    DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 5, 1998 are incorporated by reference into Part III hereof.



                          GLOBAL INDUSTRIES, LTD.
                             INDEX - FORM 10-K



                                    PART I

Item 1.           Business                                             3
Item 2.           Properties                                          14
Item 3.           Legal Proceedings                                   18
Item 4.           Submission of Matters to a Vote of Security Holders 18
Item(unnumbered). Executive Officer of the Registrant                 19


                                   PART II

Item 5.           Market for the Registrant's Common Equity and
                    Related Shareholder Matters                       21
Item 6.           Selected Financial Data                             22
Item 7.           Management's Discussion and Analysis of
                    Financial Condition and Results of Operations     23
Item 8.           Financial Statements and Supplementary Data         30
                  Global Industries, Ltd. and Consolidated
                    Subsidiaries:
                    Independent Auditors' Report                      30
                    Consolidated Balance Sheets - March 31, 1998
                      and 1997                                        31
                    Consolidated Statements of Operations -
                      Three Years Ended March 31, 1998                32
                    Consolidated Statements of Shareholders'
                      Equity - Three Years Ended March 31, 1998       33
                    Consolidated Statements of Cash Flows -
                      Three Years Ended March 31, 1998                34
                    Notes to Consolidated Financial Statements        35
Item 9.           Changes In and Disagreements With Accountants
                    on Accounting and Financial Disclosure            51

                                   PART III

Item 10.          Directors and Executive Officers of the Registrant  51
Item 11.          Executive Compensation                              51
Item 12.          Security Ownership of Certain Beneficial
                    Owners and Management                             51
Item 13.          Certain Relationships and Related Transactions      51

                                   PART IV

Item 14.          Exhibits, Financial Statement Schedules, and
                    Reports on Form 8-K                               51
                  Signatures                                          56






                                  PART I


ITEM 1.  BUSINESS

      Global Industries, Ltd. provides construction services, including pipeline construction, platform installation and removal, diving services, and construction support to the offshore oil and gas industry in the United States Gulf of Mexico (the "Gulf of Mexico") and in select international areas. Unless the context herein indicates otherwise,all references to the "Company" or "Global" refer to Global Industries, Ltd. and its subsidiaries.

     The Company began as a provider of diving services to the offshore oil and gas industry 25 years ago and has used selective acquisitions, new construction, and upgrades to expand its operations and assets. Global has generated substantial growth during the last six years through acquisitions. Through the combination of domestic and international acquisitions and internal growth, the Company has increased its revenues from $80.6 million in fiscal 1994 to $379.9 million in fiscal 1998, while improving its net income from $10.7 million to $57.3 million over the same period. The Company has the largest number of offshore construction vessels currently available in the Gulf of Mexico and its worldwide fleet includes 19 barges that have various combinations of pipelay, pipebury, and derrick capabilities. The Company's fleet includes 46 manned vessels that were available for service at the beginning of fiscal 1998 and 21 vessels purchased during the fiscal year, including 17 purchased from Sub Sea International, Inc. Construction continued on the upgrade of the Hercules, including addition of dynamic positioning and pipelay capabilities, with an estimated total cost of $104 million.

      During fiscal 1998 the Company acquired certain business operations and assets of Sub Sea International, Inc. and certain of its subsidiaries ("Sub Sea Acquisition"). The major assets acquired in the transaction included three construction barges, four liftboats, and one dive support vessel ("DSV") based in the United States, four offshore support vessels ("OSV") in the Middle East, and DSVs, OSVs, and remotely operated vehicles ("ROV") based in the Far East and Asia Pacific. Also during fiscal 1998, the Company purchased the Seminole (formerly the GAL 900), a 440 foot long self-propelled combination pipelay and derrick barge with an 800 ton lifting capacity and capable of laying up to 48 inch diameter pipe. The Seminole is currently based in the Middle East.

      During fiscal 1998 the Company began construction of a deepwater support facility and pipebase on 625 acres near Carlyss, Louisiana and adjacent to the Calcasieu Ship Channel ("Carlyss facility"). The Company plans to replace the existing facilities in Houma and Amelia, Louisiana with the Carlyss facility. When completed the Carlyss Facility will include a pipe assembly rack (almost one mile in length) used for welding and assembly of pipe for spooling onto the Chickasaw and the Hercules, a barge slip dedicated to pipe spooling operations, a large general purpose barge slip, as well as office buildings, mechanic's shops, and storage facilities. Estimated completion is in the second quarter of fiscal 2000 at a cost of approximately $37 million, $28 million of which has been financed with Port Improvement Revenue Bonds.

     In April 1998, the Company again added to its fleet with the completion of the announced acquisition of the pipelay/derrick barges DLB 332 (Teknik Perdana) and DLB 264 (Teknik Padu) from TL Marine Sdn. Bhd. These two vessels are currently based in Asia Pacific. The purchase price was $47.3 million and was funded from the Company's bank line of credit. The DLB 332 is 352 feet by 100 feet, has an 800 ton lift capacity, and can be outfitted to lay up to 60 inch diameter pipe. The DLB 264 is 400 feet by 100 feet, has an 1,100 ton lift capacity, and is capable of laying up to 60 inch diameter pipe. Each of these vessels is currently committed by a short-term bare boat charter agreement with Hydro Marine Services, Inc., an affiliate of J. Ray McDermott S.A., to allow for completion of certain contractual commitments. The barges should be available for use in the Company's construction services work in the Fall of 1998.

     Global recently reached agreement in principal with its partner to restructure its joint venture in Mexico, CCC Fabricaciones y Construcciones, S.A. de C.V. ("CCC"), to sell or spin-off to its partner CCC's onshore construction and fabrication business and assets. Expected to be completed in the near future, this restructuring will permit CCC to focus on its offshore construction business. Global has a 49% ownership interest in CCC and charters vessels and other equipment to CCC.


DESCRIPTION OF OPERATIONS

Offshore Marine Construction Services

      The Company is equipped to provide offshore marine construction services over the full life of an oil and gas property, from installation of platforms and pipelines, through inspection and repairs, and ultimately to abandonment and site restoration.

      The Company categorizes offshore marine construction projects into three classes: ultra-deep water (over 1,000 feet of water), deepwater (200 feet to 1,000 feet), and shallow water. In recent years the Company has generally focused on projects in deepwater, which require larger barges with greater lifting capacity, more sophisticated technology, and experienced personnel, and which generally provide greater operating margins than shallow water projects. With 11 barges in the Gulf of Mexico that are capable of operating in deepwater, the Company believes it has more deepwater capability in the Gulf of Mexico than any of its competitors. Capital expenditure programs for fiscal 1994 through fiscal 1998 have included investments to develop the Company's ability to compete in water depths over 1,000 feet.

      The Company also currently has two barges in West Africa, one in the Middle East, and two in Asia Pacific that are capable of operating in deepwater. Additionally, CCC is capable of working in deepwater with the Company's vessels.

Pipeline Services

      The Company has laid pipelines with a diameter of up to 24 inches and has installed smaller diameter pipelines in water depths up to 5,300 feet. The Company installed approximately 734 miles of pipe of various sizes in various water depths in fiscal 1998, including 35 miles offshore West Africa.

      The Company is capable of installing pipe by either the conventional or the reel method of pipelaying. With the conventional method, 40-foot segments of pipe are welded together, coated, and tested on the deck of the pipelay barge. Each segment is then connected to the prior segment and is submerged in the water as the barge is moved forward 40 feet by its anchor winches or tug boats. The process is then repeated. Using the conventional pipelay method, the Company's barges can install approximately 200 feet per hour of small diameter pipe in shallow water under good weather conditions. Larger diameter pipe, deeper water, and less favorable weather conditions all reduce the speed of pipeline installation.

      With the reel method, the Company performs the welding, testing, and coating onshore, and then spools the pipe onto a pipe reel in one continuous length. Once the reel barge is in position, the pipe is unspooled onto the ocean floor as the barge is moved forward. The
Company's dedicated reel pipelay barge, the Chickasaw, is capable of spooling as much as 45 miles of 4.5-inch pipe or 3.8 miles of 12.75-inch pipe in one continuous length. Concrete coated pipe or pipe with a diameter greater than 12.75 inches cannot be installed using the Chickasaw's reel. Global has successfully operated the Chickasaw since 1987. The Company believes that its reel method pipelay capability often provides it with a competitive advantage because of its faster installation rates and reduced labor expense when compared to the conventional pipelay method. The Chickasaw can install small diameter pipe in shallow water at rates averaging 2,000 feet per hour. The Chickasaw's faster lay rate is even more significant during the winter months, when pipelay operations must be suspended frequently because of adverse weather conditions. The Chickasaw's faster installation rate allows much more progress, or even completion of a project, with fewer costly weather delays. The reel method reduces labor costs by permitting much of the welding, x-raying, coating, and testing to be accomplished onshore, where labor costs are generally lower than comparable labor costs offshore. This method also enables the Company to perform a substantial portion of its work onshore, a more stable and safer work environment.

      The current upgrade of the Hercules includes a reel system similar in design to the Chickasaw's, but with much greater capacity. Current engineering indicates that when completed, the Hercules reel will be capable of spooling 83 miles of 6 5/8 inch diameter pipe, 23 miles of 12 3/4 inch diameter pipe, or 11 miles of 18 inch diameter pipe. The Hercules will also be capable of providing pipelay services to 8,000 feet. To facilitate the spooling capabilities of the Hercules, the Company has begun construction of a new spool base and barge slips facility in Carlyss, Louisiana.

      In addition to its pipelay services, the Company believes that it has the equipment and expertise necessary for its customers to comply with regulations of the United States Department of Interior Minerals Management Service ("MMS") that require all offshore oil and gas pipelines greater than 8 3/4 inches in diameter located in water depths of 200 feet or less to be buried three feet below the sea floor. Regulations also require that these pipelines be periodically inspected, repaired, and, if necessary, reburied. Inspection requires extensive diving services, and rebury requires either hand-jetting by divers or use of one of the Company's large jet sleds and a bury barge. With the acquisition of Norman Offshore Pipelines, Inc. in fiscal 1997, the Company obtained the Mudbug technology and patents. The Mudbug is used to simultaneously lay and bury pipelines, a significant competitive advantage over the conventional method which requires a second trip over the pipeline with the barge to bury the pipe.

Derrick Services

      All 23 of the Company's barges are equipped with cranes designed to lift and place platforms, structures, or equipment into position for installation. In addition, they can be used to disassemble and remove platforms and prepare them for salvage or refurbishment. The Hercules is equipped to make lifts up to 2,000 tons. During fiscal 1998, the Company performed derrick services in the Gulf of Mexico and offshore West Africa. The Company expects demand for Gulf of Mexico abandonment services to increase as more platforms are removed due to MMS regulations relating to the abandonment of wells and removal of platforms. According to MMS, at the end of 1998 there were approximately 3,856 platforms in Federal waters of the Gulf of Mexico.

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

Diving Services

     Demand for diving services covers the full life of an offshore oil and gas property, including supporting exploration and drilling, installing pipelines for production and transportation, periodic inspection, repair and maintenance of fixed platforms and pipelines and, ultimately, salvage and site clearance. The Company's pipelay and derrick operations create large captive demand for deepwater diving services, for which divers are more highly compensated, and which enables the Company to attract and retain qualified and experienced divers. In fiscal 1998, approximately 58% of the Company's diving services were performed for subsidiaries of the Company compared to 54% in fiscal 1997.

      The MMS requires that all offshore structures have extensive and detailed inspections for corrosion, metal thickness, and structural damage every five years. As the age of the offshore infrastructure increases, the Company anticipates that demand for inspections and repairs will increase. MMS regulations require platforms to be promptly removed once production ceases and that the site be restored to meet stringent standards.

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

      The Company believes it has been a leader in the development of many underwater welding techniques and has more qualified diver/welders in the Gulf of Mexico than any of its competitors. Welded repairs are made by two methods, dry hyperbaric welding and wet welding. In dry hyperbaric welding, a customized, watertight enclosure is engineered and fabricated to fit the specific requirements of the structural joint or pipeline requiring repairs. The enclosure is lowered into the water, attached to the structure, and then the water is evacuated, allowing divers to enter the chamber and to perform dry welding repairs. Wet welding is accomplished while divers are in the water, using specialized welding rods. Wet welding is less costly because it eliminates the need to construct an expensive, customized, single-use enclosure, but historically often resulted in repairs of unacceptable quality. The Company believes it has been a leader in improving wet welding techniques and it has satisfied the technical specifications for customers' wet welded repairs in water depths to 325 feet. The Company's Research and Development Center is an important part of a research and development consortium led by the Company and the Colorado School of Mines that conducts research on underwater welding techniques for major offshore oil and gas operators. The Research and Development Center includes a hyperbaric facility capable of simulating wet or dry welding environments for water depths of up to 1,200 feet, where the specific metals and water depths are simulated so that the welds can be performed and tested to assure compliance with the customer's technical specifications.

      In December 1996, the Company began diving and ROV operations in Asia Pacific through its acquisition of certain assets and business of Divcon International Pty ("Divcon"). The Sub Sea Acquisition increased Global's diving and ROV capacity in that region. The Sub Sea Acquisition also established diving and ROV operations for the Company in the Middle East.

Liftboats

      Liftboats, also called "jackup boats", are self-propelled, self-elevating work platforms complete with legs, cranes, and living accommodations. Once on location, a liftboat hydraulically lowers its legs until they are seated on the ocean floor and then "jacks up" until the work platform is elevated above the wave action. Once positioned, the stability, open deck area, crane capacity, and relatively low cost of operation makes liftboats ideal work platforms for a wide range of offshore support services. In addition, the capability to reposition at a work site, or to move to another location within a short time adds to their versatility. While the Company continues to time charter the liftboats to the offshore service industry, it is also using the liftboats in its pipeline construction and repair, platform installation, inspection, maintenance, removal, and diving services.

      In the fourth quarter of fiscal 1998, Global's liftboat Kingfish became partially submerged during rough weather in the Gulf of Mexico. The Company has salvaged the vessel and repair has begun. The Company expects the Kingfish to be ready for service in the third quarter of fiscal 1999.

      Global  has begun plans for the construction of a new liftboat.   The
Company projects the cost to be approximately $12 million and expects construction to be complete in the first quarter of fiscal 2000.

Customers

      The Company's customers are primarily oil and gas producers and pipeline companies operating in the Gulf of Mexico and in select international areas. During fiscal 1998, the Company provided offshore marine construction services to approximately 215 customers. The Company's revenues are not dependent on any one customer. Its largest single customer in any of the three fiscal years ended March 31, 1998, accounted for 21% of revenues. The level of construction services required by any particular customer depends on the size of that customer's capital expenditure budget devoted to construction plans in a particular year. Consequently, customers that account for a significant portion of revenues in one fiscal year may represent an immaterial portion of revenues in subsequent fiscal years. The Company's contracts are typically of short duration, being completed in one to five months.

Competition

      The offshore marine construction industry is highly competitive. Contracts for work in the Gulf of Mexico are typically awarded on a competitive bid basis with customers usually requesting bids on projects one to three months prior to commencement. However, for projects in water depths greater than 1,000 feet, particularly subsea development projects and "turnkey" bids (where the Company is responsible for the project from engineering through hook-up), the elapsed time from bid request to commencement of work may exceed one year. The Company's professional marketing staff contacts offshore operators known to have projects scheduled  to  insure that the Company has an opportunity to  bid  for  the projects. Most contracts are awarded on a fixed-price basis, but the Company also performs work on a cost-plus or day-rate basis, or on a combination of such bases. The Company attempts to minimize unexpected costs by excluding from its contract price the costs of unexpected difficulties and the costs of weather related delays during the winter months.

     Competition for work in the Gulf of Mexico has historically been based on the location and type of equipment available, ability to deploy such equipment, the quality of service, safety, and price. In recent years, price has been the most important factor in obtaining contracts; however, the ability to deploy improved equipment and techniques, to attract and retain skilled personnel, and to demonstrate a good safety record have also been important competitive factors.

     Competition for deepwater and ultra-deep water projects in the Gulf of Mexico is limited primarily to the Company, J. Ray McDermott, S.A., Heerema, and Allseas Marine Contractors, S.A, International. With increasing frequency, international competitors bid and compete for projects in the Gulf of Mexico. The Company's competitors for shallow water projects include many small companies, some operating only one barge, who often compete based solely on price.

     Competition for diving or ROV projects in the Gulf of Mexico and Asia Pacific regions usually involves the Company, Ceanic, Inc., Oceaneering International, Inc., Cal Dive International, Inc. and a number of smaller competitors. To compete more effectively, the Company has carefully developed its reputation as a quality diving and ROV contractor and has taken a leading role in developing industry-wide diving safety standards.

      Competition offshore West Africa and the Middle East includes J. Ray McDermott, S.A., ETPM, and Saipem. Smaller, shallow water, and inland swamp and marsh projects may also attract additional West African based competitors and the very large projects may attract North Sea and worldwide competitors.

Backlog

      As of May 31, 1998, the Company's backlog of construction contracts supported by written agreements amounted to approximately $175.9 million, compared to the Company's backlog at May 31, 1997, of $51.9 million. The Company does not include in its backlog amounts relating to vessel charter agreements, primarily the charters to CCC, or any portion of contracts to be performed by CCC, an unconsolidated subsidiary. Management expects substantially all of its backlog to be performed within twelve months. The Company does not consider its relative backlog amounts to be a reliable indicator of future revenues. Most of the Company's projects in the past several years were awarded and performed within a relatively short period of time. However, as the Company moves into deeper waters and into international areas larger backlog amounts are expected because these projects have longer lead time and earlier awards.

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

     The Company is required by various governmental and quasi-governmental agencies to obtain certain permits, licenses, and certificates with respect to its operations. The kinds of permits, licenses, and certificates required in the operations of the Company depend upon a number of factors. The Company believes that it has obtained or can obtain all permits, licenses, and certificates necessary to the conduct of its business.

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

      The operations of the Company also are affected by numerous federal, state, and local laws and regulations relating to protection of the environment, including, in the United States, the Outer Continental Shelf Lands Act, the Federal Water Pollution Control Act of 1972, and the Oil Pollution Act of 1990. The technical requirements of these laws and regulations are becoming increasingly complex and stringent, and compliance is becoming increasingly difficult and expensive. However, the Company does not believe that compliance with current environmental laws and regulations is likely to have a material adverse effect on the Company's business or financial statements. Certain environmental laws provide for "strict liability" for remediation of spills and releases of hazardous substances and some provide liability for damages to natural resources or threats to public health and safety. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties, and criminal prosecution. The Company's compliance with these laws and regulations has entailed certain changes in operating procedures and approximately $200,000 in expenditures in fiscal 1998. It is possible that changes in the environmental laws and enforcement policies thereunder, or claims for damages to persons, property, natural resources, or the environment could result in substantial costs and liabilities to the Company. The Company's insurance policies provide liability coverage for sudden and accidental occurrences of pollution and/or clean-up and containment of the foregoing in amounts which the Company believes are comparable to policy limits carried in the marine construction industry.

      Because the Company engages in certain activities that may constitute "coastwise trade" within the meaning of federal maritime regulations, it is also subject to regulation by the United States Maritime Administration (MARAD), Coast Guard, and Customs Services. Under these regulations, only vessels owned by United States citizens that are built and registered under the laws of the United States may engage in "coastwise trade." Furthermore, the foregoing citizenship requirements must be met in order for the Company to continue to qualify for financing guaranteed by MARAD, which currently exists with respect to certain of its vessels. Certain provisions of the Company's Articles of Incorporation are intended to aid in compliance with the foregoing requirements regarding ownership by persons other than United States citizens.

Factors   Influencing  Future  Results  and  Accuracy  of   Forward-Looking
Statements

      In this Annual Report and in the normal course of its business, the Company, in an effort to help keep its shareholders and the public informed about the Company's operations, may from time to time issue or make certain statements, either in writing or orally, that are or contain forward-looking statements, as that term is defined in the U.S. federal securities laws. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, or other aspects of operating results. The words "expect," "believe," "anticipate," "project," "estimate," and similar expressions are intended to identify forward-looking statements. The Company cautions readers that such statements are not guarantees of future performance or events and are subject to a number of factors that may tend to influence the accuracy of the statements and the projections upon which the statements are based, including but not limited to those discussed below. As noted elsewhere in this report, all phases of the Company's operations are subject to a number of uncertainties, risks, and other influences, many of which are outside the control of the Company, and any one of which, or a combination of which, could materially affect the results of the Company's operations and whether forward-looking statements made by the Company ultimately prove to be accurate.

      The following discussion outlines certain factors that could affect the Company's consolidated results of operations for fiscal 1999 and beyond and cause them to differ materially from those that may be set forth in forward-looking statements made by or on behalf of the Company.

No Assurance of Successful Management and Maintenance of Growth

       The Company has experienced rapid growth, largely through acquisitions. The Company's future financial results and prospects depend in large part on its ability to successfully manage and improve the operating efficiencies and productivity of these acquired operations and assets. In particular, whether the anticipated benefits of acquired operations and assets are ultimately achieved will depend on a number of factors, including the ability of combined companies to achieve administrative cost savings, general economies of scale, and the ability of the Company, generally, to capitalize on its combined asset base and strategic position. Moreover, the ability of Global to continue to grow will depend on a number of factors, including competition, availability of attractive acquisition opportunities, ability to obtain and retain necessary personnel, availability of working capital, and ability to maintain margins.

Dependence on Activity in the Oil and Gas Industry

      The demand for the Company's construction services depends on the condition of the oil and gas industry, and particularly the capital expenditures of oil and gas companies in the Gulf of Mexico and in the other regions it serves. These capital expenditures are influenced by prevailing oil and gas prices, expectations about future prices, the cost of exploring for, producing, and delivering oil and gas, the sale and expiration dates of offshore leases in the United States and overseas, the discovery rate of new oil and gas reserves in offshore areas, local and international political and economic conditions, and the ability of oil and gas companies to access or to generate capital. In recent years, oil and natural gas prices and the level of offshore drilling and exploration activity have been extremely volatile. A prolonged decline in such activity could have a material adverse effect on the Company's revenues and profitability.

Operating Risks

      Offshore construction involves a high degree of operational risk and is increasingly dependent on large, expensive, special purpose vessels and equipment. Hazards, such as vessels capsizing, sinking, grounding, colliding, and sustaining damage from severe weather conditions are inherent in offshore operations. These hazards can cause personal injury or loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage, and suspension of operations. Litigation arising from such an occurrence may result in the Company being named as a defendant in lawsuits asserting large claims. The Company maintains such insurance protection as it deems prudent, including hull insurance on its vessels. There can be no assurance that any such insurance will be sufficient or effective under all circumstances or against all hazards to which the Company may be subject. A successful claim for which the Company is not fully insured could have a material adverse effect on the Company. Moreover, no assurance can be given that the Company will be able to maintain adequate insurance in the future at rates that it considers reasonable.

International Operations

      International operations accounted for approximately 25% and 33% of the Company's revenues and operating income, respectively, during fiscal 1997 and approximately 23% and 10%, respectively, during fiscal 1998. With the CCC, Divcon, and Sub Sea acquisitions and the possible relocation of certain vessels to international markets, the percentage of the Company's revenues and operating income that is derived from international operations may increase. The Company's international operations are subject to a number of risks inherent in any business operating in foreign countries, including political, social and economic instability, potential vessel seizure, nationalization of assets, currency restrictions and exchange rate fluctuations, nullification, modification or renegotiation of contracts, import-export quotas, and other forms of public and governmental regulation, all of which are beyond the control of the Company. Historically, the Company's operations have not been affected materially by such conditions or events, but as the Company's international operations expand, the exposure to these risks will also increase. Additionally, the ability of the Company to compete in international markets may be adversely affected by foreign governmental regulations that favor or require the awarding of contracts to local contractors, or by regulations requiring foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. Furthermore, the Company's foreign subsidiaries may face governmentally imposed restrictions from time to time on their ability to transfer funds to the Company. No predictions can be made as to what foreign governmental regulations applicable to the Company's operations may be enacted in the future. Although it is impossible to predict the nature and the likelihood of any events of these types, if such an event should occur, it could have a material adverse effect on the Company's financial condition and results of operations.

      During fiscal 1998, the Asia Pacific region experienced widespread currency devaluation in relation to the United States Dollar. The change in exchange rates had no significant impact on reporting the financial results of the region. However, if the Company settles intercompany balances from the region or sells or liquidates part of a business in the region, the Company may recognize significant losses on such transactions.

Dependence on Significant Customers and Vessels

      As construction activity moves into deeper water in the Gulf of Mexico, construction projects tend to be larger and more complex than shallow water projects. As a result, the Company's revenues and profits are increasingly dependent on a smaller number of contracts with fewer customers and on its large barges, including the Chickasaw and the Hercules. In each of the last three fiscal years, one customer has accounted for 12% or more of the Company's revenues, and the Company has derived an average of 9% of its annual revenues from pipeline construction services employing the Chickasaw. While the Company currently insures its vessels, including the Chickasaw and the Hercules, against property loss due to a catastrophic marine disaster, mechanical failure, or collision, the loss of the Chickasaw, the Hercules, or another of the Company's large barges as a result of such an event, or the loss of a significant customer due to a sustained decline in deepwater pipelay activities, or competitive factors, could result in a substantial loss of revenues, increased costs, and other liabilities and could have material adverse effect on the Company's operating performance.

Risks of Acquisition Strategy

      The Company's growth strategy has emphasized the acquisition of other offshore marine construction businesses and assets. There can be no assurance, however, that the Company will be able to continue to identify attractive acquisition opportunities, obtain financing for acquisitions on satisfactory terms, or acquire identified targets. In addition, no assurance can be given that the Company will be successful in integrating acquired businesses into its existing operations, and such integration may result in unforeseen operational difficulties or require a disproportionate amount of management's attention. Future acquisitions may result in the incurrence of additional indebtedness or the issuance of Common Stock. Furthermore, there can be no assurance that competition for acquisition opportunities in the industry will not escalate, thereby increasing the cost to the Company of making further acquisitions or causing the Company to refrain from making further acquisitions.

Vessel Construction

      Delays in completion of vessel construction and upgrades are not uncommon and vessel construction involves various other risks including increases in costs due to unforeseen circumstances or changes in governmental regulations and contract disputes with the contractor. To the extent that the Company's strategy relies upon the construction of new vessels and significant modifications of existing vessels, implementation of that strategy will be subject to such risks.

Seasonality

     Although the Company continues to expand its international operations, approximately 77% of the Company's revenues in fiscal 1998 were derived from work performed in the Gulf of Mexico. The offshore construction industry in the Gulf of Mexico is highly seasonal as a result of weather conditions and the timing of capital expenditures by oil and gas companies. Historically, a substantial portion of the Company's services has been performed during the period from June through November. As a result, a disproportionate amount of the Company's revenue, gross profit, and net income has historically been earned during the second (July through September) and third (October through December) quarters of its fiscal year. Because of seasonality, full year results are not likely to be a direct multiple of any particular quarter or combination of quarters. For example, weighted average revenues earned, gross profit, and net income contributed during the second and third quarters of each of the past three fiscal years were 58%, 60%, and 61%, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Contract Bidding  Risks

     Due to the nature of the offshore construction industry, a significant portion of the Company's projects are performed on a fixed-price basis. The revenue, costs, and gross profit realized on a contract will often vary from the estimated amount because of changes in offshore job conditions and variations in labor and equipment productivity from the original estimates. In addition, during the summer construction season, the Company typically bears the risk of delays caused by adverse weather conditions, other than for "named storms." These variations and the risks inherent in the marine construction industry may result in reduced profitability or losses on projects.

Percentage-of Completion Accounting

      Most of the Company's contracts are completed within 30 days of being awarded; however, because the Company's revenues are recognized on a percentage-of-completion basis, based on the ratio of costs incurred to the total estimated costs at completion, revenues and gross profits for a project may be adjusted in subsequent reporting periods from those originally reported in prior periods. To the extent that these adjustments result in a reduction or elimination of previously reported profits, the Company would recognize a charge against current earnings that may be significant depending on the size of the project or the adjustment. See the Consolidated Financial Statements and Notes thereto included elsewhere herein.

Dependence on Key Personnel; Hiring and Retention of Employees

     The Company's success depends on the continued active participation of William J. Dore', the Company's founder, Chairman of the Board, President, and Chief Executive Officer, and certain of the Company's other officers and key operating personnel. The loss of the services of any one of these
persons  could  have  a  material  adverse  effect  on  the  Company.   See
"Executive Officers of Registrant."

      The market for skilled workers to meet the Company's expanding needs has become increasingly tight during the last year as the growth in offshore exploration and international expansion among exploration and production companies, drillers, and oil field service firms has continued. The availability and costs of skilled labor as well as the Company's ability to retain its current employees as competitors and other businesses increase their efforts to hire skilled workers could adversely impact the Company's ability to continue to expand its operations and its profitability.

Substantial Control by Principal Shareholder

      William J. Dore', Chairman of the Board, President and Chief Executive Officer, beneficially owns approximately 29.9% of the outstanding Common Stock. As a result, Mr. Dore' is able to exercise substantial influence on the outcome of certain matters requiring a shareholder vote, including the election of directors. This may have the effect of delaying, deferring, or preventing a change in control of the Company.




Competition

      The Company's business is highly competitive. Offshore construction companies operating in the Gulf of Mexico and in the international regions where the Company operates compete intensely for available projects. Contracts for the Company's services are generally awarded on a competitive bid basis, and while customers may consider, among other things, the availability and capabilities of equipment, and the reputation and experience of the contractor, intense price competition is a primary factor in determining which qualified contractor is awarded the job. As the Company increases the portion of its operations conducted in deeper waters and internationally, it is encountering additional competitors, many of whom have greater experience than the Company in such markets. Several of the Company's competitors and potential competitors are larger and have greater financial and other resources than the Company. In addition, increased activity levels in the Gulf of Mexico may attract additional competitors and equipment to the Gulf of Mexico market.

Regulatory and Environmental Matters

      The Company's vessels and operations are subject to and affected by various types of governmental regulation, including numerous federal, state, and local environmental protection laws and regulations, which are becoming increasingly complex, stringent, and expensive. Significant fines and penalties may be imposed for non-compliance, and certain environmental laws impose joint and several "strict liability" for remediation of spills and releases of oil and hazardous substances rendering a person liable for environmental damage, without regard to negligence or fault on the part of such person. Such laws and regulations may expose the Company to liability for the conduct of or conditions caused by others, or for acts of the Company that were in compliance with all applicable laws at the time such acts were performed. The Company does not believe that compliance with current environmental laws or regulations is likely to have a material adverse effect on the Company's business or financial condition.

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

Patents

      The Company owns or is the licensee of a number of patents in the United States and Great Britain. The Company relies on a combination of patents and trade secrets to protect its proprietary technologies. In the 1987 acquisition of Sea-Con Services, Inc. pipelaying assets, the Company acquired the patents to certain pipe burying technology and an exclusive license to certain wet welding technology. Patents under which the Company is a non-exclusive licensee protect certain features of the Chickasaw, and the Company's portable reels. In the fiscal 1997 acquisition of Norman Offshore Pipelines, Inc. the Company acquired the patents to certain pipe burying technology, called the Mudbug, which permits pipelay and bury to complete in a single pass. The licenses continue until the expiration of the underlying patents, which will occur at various times to 2007. In addition, the Company has developed certain proprietary underwater welding techniques and materials.
      The Company believes that its customer relationships, reputation, technical knowledge, experience, and quality equipment are more important to its competitive position than its patents and licenses. The Company's business is not materially dependent on any one or more of its licenses or patents, although the loss of license or patent protection for the Company's reel barge, its seaplow, or its pipeburying technology could have a material adverse effect on the Company's competitive position.

Employees

     The Company's work force varies based on the Company's workload at any particular time. During fiscal 1998 the number of Company employees ranged from a low of 1,132 to a high of 1,580, and as of May 31, 1998, the Company had 1,563 employees. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that its relationship with its employees is satisfactory. In addition, many workers are hired on a contract basis and are available to the Company on short notice.


ITEM 2.  PROPERTIES

      The Company owns a fleet of 23 construction barges, 22 liftboats, 24 DSVs and OSVs, and six other support vessels. Nineteen of the Company's construction barges (including the Hercules currently being upgraded to include pipelay capability) are designed to perform more than one type of construction project which enables these combination barges to sustain a higher utilization rate. A listing of the Company's significant vessels along with a brief description of the capabilities of each is presented on page 17.

      The Company acquired the Hercules, a 400-foot barge with a 2,000 ton crane capable of performing revolving lifts up to approximately 1,600 tons, for $10.9 million in late November, 1995. The Company began an upgrade of the Hercules into a combination heavy lift and deepwater pipelay vessel in November 1996. Scheduled completion for conventional pipelay and reel pipelay capabilities is June 1998 and December 1998, respectively. The current estimated costs of the full upgrade is $104.0 million.

      In addition to the dedicated pipelay reel on the Chickasaw, which has a capacity ranging from 45 miles of 4.5-inch diameter pipe to 3.8 miles of 12.75-inch diameter pipe, the Company owns four portable pipelay reels, which can be mounted on the deck of its barges for pipelay by the reel method or used as additional capacity on the Chickasaw. The upgrade of the Hercules includes a reel system similar in design to the Chickasaw's, but
with   much  greater  capacity.   Based  upon  current  engineering,   when
completed, the Hercules reel will be capable of spooling up to 83 miles of 6 inch diameter pipe, 23 miles of 12 inch diameter pipe, or 11 miles of 18 inch pipe. The Company owns and operates two bury plows, which are capable of burying pipe up to 18 inches in diameter, and four jetting sleds, which are capable of burying pipe up to 36 inches in diameter, and three Mudbugs, for burying pipe simultaneous with the pipeline installation.

      Global's Pioneer is a SWATH (Small Waterplane Area Twin Hull) vessel that provides support services in water depths to 8,000 feet. Use of the Pioneer design reduces weather sensitivity, allowing the vessel to continue operating in up to 12 foot seas and remain on site in up to 20 foot seas. The vessel is able to install, maintain, and service subsea completions, has saturation diving capabilities, and is equipped for abandonment operations, pipeline installation support, and other services beyond the capabilities of conventional DSVs. The Pioneer's current base is the Gulf of Mexico.

      During  fiscal  1998,  the  major assets  acquired  in  the  Sub  Sea
Acquisition included three construction barges, four liftboats, and one dive support vessel based in the United States, four support vessels in the Middle East, and support vessels and remotely operated vehicles ("ROV") based in Asia Pacific. Also during fiscal 1998, the Company purchased the Seminole (formerly the GAL 900), a 440 foot long self-propelled combination pipelay and derrick barge. The Seminole's current base is in the Middle East.

      In April 1998, the Company again added to its fleet with the acquisition of the pipelay/derrick barges DLB 332 (Teknik Perdana) and DLB 264 (Teknik Padu) from TL Marine Sdn. Bhd. The purchase price was $47.3 million. The DLB 332 is 352 feet by 100 feet, has an 800 ton lift capacity, and is capable of being outfitted to lay up to 60 inch diameter pipe. The DLB 264 is 400 feet by 100 feet, has an 1,100 ton lift capacity, and is capable of laying up to 60 inch diameter pipe. Asia Pacific is the current base for these two vessels.

       The Company operates 22 liftboats, 16 acquired in 1994, two constructed in fiscal 1997 and four included in the Sub Sea acquisition. Liftboats are self-propelled, self-elevating vessels which can efficiently support offshore construction and other services, including dive support and salvage operations in water depths up to 180 feet. The liftboat, Kingfish is currently out of service for repairs but is expected to be back in service during the third quarter of fiscal 1999.

      All of the Company's barges and vessels are owned by the Company, and seven are subject to ship mortgages. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." Under governmental regulations, the Company's insurance policies, and certain of the Company's financing arrangements, the Company is required to maintain its barges and vessels in accordance with standards of seaworthiness and safety set by government regulations or classification organizations. The Company maintains its fleet to the standards for seaworthiness, safety, and health set by the American Bureau of Shipping.

      The Company also owns 11 operational saturation diving systems. One of the units is installed in the New Iberia Research and Development Center and used to support welding research as well as offshore operations. The Company's saturation systems range in capacity from four to fourteen divers. Two of the saturation systems are capable of supporting dives as deep as 1,500 feet. Each saturation system consists of a diving bell for transporting the divers to the sea floor and pressurized living quarters. The systems have surface controls for measuring and mixing the specialized gasses that the divers breathe and connecting hatches for entering the diving bell and providing meals and supplies to the divers.

      In the normal course of its operations, the Company also leases or charters other vessels, such as tugboats, cargo barges, utility boats, and dive support vessels.

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

      The  Company leases approximately 44,950 square feet of office space  in
Houston,   Texas.    The   offices  house  the   Company's   international,
engineering,   and   marketing  headquarters,  and   other   administrative
functions.  The lease expires in 2003.

      The Company owns approximately 65 acres of land on the Houma Navigational Channel near Houma, Louisiana, which serves as the headquarters for the Company's pipeline and derrick services and includes a facility for welding, coating, testing, and handling increments of 1,700-foot continuous lengths of pipe for spooling the Chickasaw. The Company purchased this property in June 1998, pursuant to a lease agreement.

      The Company also leases approximately 32 acres in Amelia, Louisiana, which serves as the operations facility for the Company's derrick operations. The facility has bulkheaded water frontage for the Company's derrick barges. The lease for this facility expires in April 1999.

      The Company's diving, special services, coastal and transportation operations are headquartered on approximately 36 acres at the Port of Iberia, near New Iberia, Louisiana, owned by the Company. Additional bulkheads, work shops, storage space and offices were added during fiscal 1996 to this facility which provides direct access to the Gulf of Mexico for the Company's liftboat and dive support vessels. The New Iberia location includes the Company's Research and Development Center, which houses a hyperbaric welding facility and a conference and training facility.

      The  Company   also  leases an office in New Orleans,  Louisiana  and
leases other offices and facilities for support of its operations in West Africa, the Middle East, and Asia Pacific.

     The Company owns 625 acres near Carlyss, Louisiana and is constructing a deepwater support facility and pipebase. When completed, the location will serve as the headquarters of the Company's offshore construction operations. The facility will be capable of accommodating the Company's deep-waterdraft vessels and pipe-spooling for the Chickasaw and Hercules. The Company plans to replace the existing facilities in Houma and Amelia, Louisiana with the Carlyss facility. Estimated completion is in the second quarter of fiscal 2000 at a total cost of approximately $37 million, $28 million of which has been financed with Port Improvement Revenue Bonds.




                          Global Industries, Ltd.
              Listing of Construction Barges and Swath Vessel

                                                    Pipelay
                                          Derrick  Max    Max
                                            Max.   Pipe  Water Calendar Living
                                     Length Lift   Dia.  Depth   Year   Quarter
                 Vessel Type         (Feet)(Tons)(Inches)(Feet)Acquired Capacity
                 -----------        -------------------------------------------
Construction
 Barges:
Seminole         Pipelay/derrick       424   800   48.00  1,500  1997   220
Comanche         Pipelay/derrick       400 1,000   48.00  1,500  1996   223
Shawnee(1)       Pipelay/derrick       400   860   48.00  1,500  1996   272
Hercules(2)      Derrick               400 2,000      --     --  1995   191
Iroquis(1)(3)(5) Pipelay/derrick       400   250   60.00  1,000  1997   259
Cheyenne         Pipelay/bury/derrick  350   800   36.00  1,500  1992   190
DB-3             Derrick               350   800      --     --  1992   100
Cherokee         Pipelay/derrick       350   925   36.00  1,500  1990   183
Sara Maria(6)    Derrick/accommodation 350   550      --     --  1996   100
Mohawk(1)        Pipelay/bury/derrick  320   600   48.00    700  1996   200
Seneca(1)(4)(5)  Pipelay/bury          290   150   42.00  1,000  1997   126
Chickasaw        Pipelay reel/derrick  275   160   12.75  6,000  1990    70
Delta 1          Pipelay/bury/derrick  270    25   14.00    200  1996    70
Tonkawa          Derrick/bury          250   175      --    400  1990    73
Sea Constructor  Pipelay/bury/derrick  250   200   24.00    400  1987    75
Navajo           Pipelay/derrick       240   150   10.00    600  1992   129
SubSea
  Contructor(5)  Pipelay/bury          240   150   16.00    150  1997    64
G/P 37           Pipelay/bury/derrick  188   140   16.00    300  1981    58
Pipeliner V      Pipelay/bury/derrick  180    25   14.00    200  1996    60
G/P 35           Pipelay/bury/derrick  164   100   16.00    200  1978    46
Mad II           Pipelay/bury/derrick  135    45   22.00     50  1975    33
DLB 332(7)       Pipelay/derrick       351   750   60.00  1,000  1998   208
DLB 264(7)       Pipelay/derrick       397 1,000   60.00  1,000  1998   220

SWATH Vessel:
Pioneer          Multi-task            200    50      --     --  1996    57


(1) Currently chartered to CCC.
(2) Currently  being  equipped for conventional and reel  method  pipelay.
    Completion  for  conventional  pipelay    scheduled  for  June   of   1998.
    Completion for reel method pipelay scheduled for December of 1998.
(3) Formerly, DLB 323.
(4) Formerly, LB 278.
(5) Acquired  as  part  of  the  acquisition  of  assets  from  Sub  Sea
    International, Inc.
(6) Owned and operated by CCC.
(7) Acquired April 1998 subsequent to fiscal year end.


ITEM 3.  LEGAL PROCEEDINGS

     The Company's operations are subject to the inherent risks of offshore marine activity including accidents resulting in the loss of life or property, environmental mishaps, mechanical failures, and collisions. The Company insures against these risks at levels consistent with industry standards. The Company believes its insurance should protect it against, among other things, the cost of replacing the total or constructive total loss of its vessels. The Company also carries workers' compensation, maritime employer's liability, general liability, and other insurance customary in its business. All insurance is carried at levels of coverage and deductibles that the Company considers financially prudent.

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

      In the first quarter of fiscal 1998, the Company filed a demand for arbitration of its disputes with a shipyard. The demand concerns a contract for modification and conversion of the Hercules. The arbitration demand includes disputes over the claims and change orders for extra work by the shipyard. The Company is seeking damages approximating $4.0 million for the shipyard's failure to perform the work timely. The shipyard has filed a counterclaim seeking an additional $5.0 million for the original contract and change order work, and approximately $4.0 million in damages for unabsorbed overhead, disruption, delay, and post-termination costs. The Company does not believe the shipyard's claims are valid and intends to vigorously defend against them and seek recovery of all amounts that it may recover. Management does not believe that the ultimate resolution of the claims will have a material adverse impact on the Company's consolidated financial statements. However, the dispute has resulted in delays in completion of the modification and reconstruction and increased expenditures for the completion.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM (Unnumbered).  EXECUTIVE OFFICERS OF THE REGISTRANT

     (Provided pursuant to General Instruction G)

      All executive officers named below, in accordance with the By-Laws, are elected annually and hold office until a successor has been duly elected and qualified. The executive officers of the Company as of June 1, 1998, follow:

Name                  Age                 Position

William J. Dore'      55       Chairman of the Board of Directors,
                               President and Chief Executive Officer
James J. Dore'        44       Vice President, Global Industries
                               Offshore, Diving and Special Services
R. Clay Etheridge     43       Vice President, Global Offshore
                               International, Operations
Michael J. McCann     51       Vice President, Chief Financial
                               Officer, and Director
Lawrence C. McClure   43       Vice President, Global Industries
                               Offshore, Operations
Andrew L. Michel      55       Vice President, Global Industries
                               Offshore, Deepwater Technology


      Mr. William J. Dore', the Company's founder, has been Chairman of the Board of Directors, President, and Chief Executive Officer since 1973. Mr. Dore' has over twenty-five years of experience in the diving and marine construction industry, is a past President of the Association of Diving Contractors, and serves on the executive committee of the Board of Directors of the National Ocean Industry Association. Mr. Dore' also serves as a director for Noble Drilling Corporation.

     Mr. James Dore', with over seventeen years of service with the Company, is Vice President, Global Industries Offshore - Diving and Special
Services.   He  held a number of manager positions with responsibility  for marketing, contracts and estimating, and diving operations. Mr. Dore' was named Vice President, Marketing in March 1993, Vice President, Special Services in November 1994 and Vice President, Diving and Special Services in February 1996. Mr. Dore' is the brother of Mr. William J. Dore'.

      Mr. Etheridge joined the Company in March of 1997 as Vice President, Global Offshore International, Operations. He was employed as Vice President of Marine Operations for Offshore Pipelines, Inc. from July 1987 until OPI was purchased by J. Ray McDermott S.A. at which time he became Vice President and General Manager - Far East Division.

      Mr. McCann was named Vice President, Chief Financial Officer and Treasurer in February, 1998. In February, 1998 Mr. McCann was also appointed as a Director of the Company. He joined the Company in July, 1996 as Vice President and Chief Administrative Officer. Prior to joining Global, he served 18 years with Sub Sea International, Inc. where he was most recently the Chief Financial Officer and Controller.

     Mr. McClure joined the Company in January 1989 as Assistant Operations Manager and was promoted to Manager of Estimating and Engineering in February 1992. In February 1995 he was named Vice President, Estimating and Engineering. Mr. McClure was named Vice President, Offshore Construction, in February 1996. Mr. McClure has over eighteen years of experience in the offshore construction business.

      Mr. Michel joined the Company as Vice President, Global Industries Offshore - Deepwater Technology in December 1995 in connection with the Company's acquisition of ROV Technologies, Inc. Mr. Michel founded ROV Technologies in 1986 and served as its only President. Mr. Michel has 30 years of experience in underwater electronics and remote intervention services.


                                  PART II

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
       MATTERS

      The Company's common stock is traded on the Nasdaq National Market System under the symbol "GLBL". The following table presents for the periods indicated, the high and low sales prices per share of the Company's Common Stock (adjusted to give retroactive effect for the two-for-one common stock splits effective August 28, 1996 and October 27, 1997).


                         High       Low

Fiscal Year 1998
     First quarter     $ 11.688  $  8.938
     Second quarter      20.688    11.563
     Third quarter       23.500    13.000
     Fourth quarter      21.438    11.375

Fiscal Year 1997
     First quarter     $  8.500  $  5.250
     Second quarter       9.125     6.125
     Third quarter       10.375     7.625
     Fourth quarter      12.938     8.625




      As of May 31, 1998, there were approximately 1,026 holders of record of Common Stock.

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


ITEM 6.  SELECTED FINANCIAL DATA

      The selected financial data presented below for the five fiscal years ended March 31, 1998, should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this Annual Report.


                                Year Ended March 31,
                    1998(1)    1997     1996      1995     1994
                    -------    ----     ----      ----     ----
                       (in thousands, except per share data)

Revenues            $379,901 $229,142 $148,376  $122,704  $80,646
Gross profit         114,656   63,253   41,015    38,072   24,227
Net income            57,303   33,932   20,993    19,355   10,735
Net income per
share (2)(3)
 Basic                  0.63     0.44     0.28      0.28     0.17
 Diluted                0.61     0.42     0.27      0.27     0.17
Weighted average
common shares
outstanding (2)(3)
 Basic                91,110   77,746   75,624    70,343   62,278
 Diluted              93,872   80,747   76,751    70,923   62,611
Total assets (4)     625,367  422,687  202,526   160,228   80,392
Working capital(4)    77,472  103,727   34,264    54,557   23,160
Long-term debt,
total (4)            146,993   43,213   22,192    22,822    2,182

________________


(1) On July 31, 1997, the Company acquired certain business operations and assets of Sub Sea International, Inc. and certain of its subsidiaries ("Sub Sea"). The results of operation of the Sub Sea Acquisition are included from the date of the acquisition. See Note 13 of the Notes to Consolidated Financial Statements.

(2) All amounts have been adjusted for all stock splits effected through October 27, 1997.

(3) The Company adopted SFAS 128 and restated prior years' net income per share amounts as required. See Note 1 of the Notes to Consolidated Financial Statements.

(4)  As of the end of the period.




ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the Company's financial condition, results of operations, liquidity, and capital resources should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

      Although the Company has been expanding its international operations, approximately 73% of the Company's revenues in fiscal 1997 and 77% in fiscal 1998 were derived from work performed in the Gulf of Mexico. The offshore marine construction industry in the Gulf of Mexico is highly seasonal as a result of weather conditions and the timing of capital expenditures by oil and gas companies. Historically, a substantial portion of the Company's services has been performed during the period from June through November. As a result, a disproportionate portion of the Company's revenues, gross profit, and net income generally is earned during the second (July through September) and third (October through December) quarters of its fiscal year. Because of seasonality, full year results are not likely to be a direct multiple of any particular quarter or combination of quarters. The following table documents the seasonal nature of the Company's operations by presenting the percentage of annual revenues, gross profit, and net income contributed during each fiscal quarter for the past three fiscal years and the three year weighted average for such periods.

                                       Quarter Ended
                       June 30,    Sept. 30,    Dec. 31,    March 31,
                       --------    ---------    --------    ---------
Revenues:
 Fiscal 1998             16%         29%         32%          23%
 Fiscal 1997             22          31          25           22
 Fiscal 1996             21          31          22           26
 Three year weighted     19          30          28           23
   average

Gross profit:
 Fiscal 1998             18%         33%         28%          21%
 Fiscal 1997             20          34          24           22
 Fiscal 1996             21          38          23           18
 Three year weighted     19          35          25           21
   average

Net income:
 Fiscal 1998             18%         34%         29%          19%
 Fiscal 1997             19          37          24           20
 Fiscal 1996             20          39          20           21
 Three year weighted     19          37          24           20
   average

Results of Operations

      The following table sets forth, for the periods indicated, statement of operations data expressed as a percentage of revenues.

                                     Fiscal
                           1998       1997       1996
                          ------     ------     ------
Revenues                  100.0%     100.0%     100.0%
Cost of revenues          (69.8)     (72.4)     (72.4)
                          ------     ------     ------
Gross profit               30.2       27.6       27.6
Equity  in net  earnings
(loss) of unconsolidated
affiliate                  (0.4)        --         --
Selling,   general   and
administrative expenses    (5.9)      (6.6)      (8.2)
                          ------     ------      ------
Operating income           23.9       21.0       19.4
Interest expense           (0.6)      (0.6)      (0.1)
Other income, net           0.9        0.7        1.0
                          ------     ------      ------
Income before income taxes 24.2       21.1       20.3
Provision for income taxes (9.1)      (6.3)      (6.2)
                          ------     ------      ------
Net income                 15.1       14.8       14.1
                          ======     ======      ======

          The Company's results of operations reflect the level of offshore construction activity in the Gulf of Mexico and West Africa for all years and the Company's expansion through acquisitions in Asia Pacific and the Middle East during fiscal 1997 and 1998. The results also reflect the Company's ability to win jobs through competitive bidding and manage won jobs to successful completion. The level of offshore construction activity is principally determined by three factors: first, the oil and gas industry's ability to economically justify placing discoveries of oil and gas reserves on production; second, the oil and gas industry's need to clear all structures from the lease once the oil and gas reserves have been depleted; and third, weather events such as major hurricanes.

Fiscal 1998 Compared to Fiscal 1997

Revenues. Revenues for fiscal 1998 of $379.9 million were 66% higher than fiscal 1997 revenues of $229.1 million. The increase in revenues largely resulted from stronger domestic activity and pricing and the Company's expansion through acquisitions, and was partially offset by lower revenues from West Africa. Recent acquisitions that contributed to increased fiscal 1998 revenues included (i) Norman Offshore Pipelines, Inc. in June 1996,
(ii)  the  assets and business of Divcon in Asia Pacific in December  1996,
(iii) two large combination pipelay and derrick barges from J. Ray McDermott, S. A. in December 1996, and (iv) certain business operations and assets of Sub Sea International, Inc. in the Gulf of Mexico, Asia Pacific, and the Middle East in July 1997. Barge days employed during fiscal 1998 improved to 2,875 compared to 1,783 days employed in the prior fiscal year. The increase was largely due to increased domestic pipelay activity levels, barge days relating to the charters to CCC, and activities of acquired barges in the Gulf of Mexico and the Middle East. Liftboat, DSV, and OSV days employed in fiscal 1998 of 9,186 days were significantly higher than the 5,374 days employed in fiscal 1997. Increased domestic activity and the acquisition of 13 DSVs and OSVs and four liftboats during the year (all included in the Sub Sea Acquisition) resulted in the increase. Diver days employed improved from 23,936 days in fiscal 1997 to 44,121 days in fiscal 1998. The diver day increase was a result of higher domestic activity combined with additional days resulting from the Divcon and Sub Sea acquisitions.

Depreciation and Amortization. Depreciation and amortization, including amortization of drydocking costs, for fiscal 1998 was $29.6 million compared to the $17.7 million recorded in fiscal 1997. The 67% increase was principally attributable to increased employment of the Company's larger construction barges (depreciated on a units-of-production basis) and increases in the Company's fleet through construction, upgrades, and acquisitions, and was partially offset by lower employment of the Cheyenne and the Hercules (both depreciated on a units-of-production basis).

Gross Profit. For fiscal 1998, the Company had gross profit of $114.7 million compared with $63.3 million for fiscal 1997. The increase was largely the result of increased domestic activity and higher pricing and the Company's expansion through acquisitions, and was partially offset by lower gross profit from West Africa. Gross profit as a percentage of revenues in fiscal 1998 was 30.2% compared to the gross profit percentage earned during fiscal 1997 of 27.6%. Higher fiscal 1998 margins in the Gulf of Mexico were partially offset by lower gross profit margins earned in Asia Pacific and the Middle East. Cost of revenues for fiscal 1998 includes an accrual of $3.5 million for retirement and incentive compensation expense, as compared to a provision of $2.5 million a year earlier.

Selling, General, and Administrative Expenses. While selling, general, and administrative expenses for fiscal 1998 of $22.5 million were 49% higher than the $15.1 million reported in fiscal 1997, as a percentage of revenues they decreased to 5.9% from 6.6%. The increase is primarily due to the
Company's business expansion including expansion to the Asia Pacific and Middle East regions. The fiscal 1998 expense provision for retirement and incentive compensation plan was $5.0 million, of which $1.5 million was included in selling, general, and administrative expenses. In the prior year, the Company provided for $3.6 million of such expenses with $1.1 million included in selling, general, and administrative expenses.

Interest Expense and Other Income and Expense. Interest expense was $2.2 million net of capitalized interest in fiscal 1998, compared to $1.4 million in fiscal 1997 principally due to higher average balances outstanding. Other income in fiscal 1998 was $3.4 million compared to the $1.7 million reported in fiscal 1997.

Net Income. Net income for fiscal 1998 of $57.3 million was 69% higher than the $33.9 million recorded for fiscal 1997. Diluted net income per share of $0.61 increased 45% from fiscal 1997 net income per share of $0.42, as average diluted shares increased 16%. The Company's effective tax rate for fiscal 1998 was 37.5%, compared to 30.0 % for fiscal 1997, reflecting lower profits from low-tax international areas, and thus, a higher effective tax rate.

Fiscal 1997 Compared to Fiscal 1996

Revenues. Revenues for fiscal 1997 of $229.1 million were 54% higher than fiscal 1996 revenues of $148.4 million, with strong contributions from international operations, diving, liftboats, derrick services and coastal pipelay. Revenues from West Africa improved to $57.4 million, up from $33.6 million in nine months of fiscal 1996. In the Gulf of Mexico, pipeline construction activity increased from the prior year, and, largely due to the addition of coastal pipeline services and the Norman Offshore Pipelines, Inc. acquisition, barge days employed improved 55%, from 1,150 days in fiscal 1996 to 1,783 days in fiscal 1997. Competition continued to intensify as additional barges relocated to the Gulf of Mexico and competed for pipeline installation projects. Liftboat, DSV, and OSV days employed in fiscal 1997 of 5,374 days were significantly higher than the 4,076 days employed in fiscal 1996, as a result of increased activity and the addition of two DSV's and two liftboats during the year. Diver days employed improved 118%, from 10,982 days in fiscal 1996 to 23,936 days in fiscal 1997, as higher activity was combined with additional days resulting from the Norman and Divcon acquisitions.

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

Selling, General, and Administrative Expenses. While selling, general, and administrative expenses for fiscal 1997 of $15.1 million were 24% higher than the $12.2 million reported in fiscal 1996, as a percentage of revenues it decreased to 6.6% from 8.2%. Most of the increase in selling, general, and administrative expense was attributable to staff additions made to support expanding operations. Fiscal 1997 operating results include a $3.6 million provision relating to the Company's incentive compensation and employee retirement plan, the same as in fiscal 1996. Of the fiscal 1997 and fiscal 1996 provisions, $2.5 million was charged to cost of revenues and $1.1 million included in selling, general, and administrative expenses.

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

Net Income. Net income for fiscal 1997 of $33.9 million was 61% higher than the $21.0 million recorded for fiscal 1996, while diluted net income per share of $0.42 increased 56% from fiscal 1996 diluted net income per share of $0.27, as average shares outstanding increased 5%. The Company's effective tax rate for fiscal 1997 remains substantially consistent with fiscal 1996.

Liquidity And Capital Resources

      The Company's operations generated cash flow of $91.3 million during fiscal 1998. Cash from operations, together with $106.2 million provided by financing activities, funded investing activities of $242.1 million. Investing activities consisted principally of (i) capital expenditures,
(ii) the Sub Sea Acquisition, (iii) net receipts on advances to CCC, (iv) dry-docking costs, and (v) the placement of Lake Charles Harbor and Terminal District Port Improvement Revenue Bonds proceeds in Escrow, offset by the release from escrow of the 1996 MARAD-guaranteed Title XI bond proceeds. Funds provided by financing activities principally represent proceeds from the sale of the Port Improvement Revenue Bonds and net borrowings under the Company's credit agreement with a syndicate of commercial banks. Working capital decreased $26.2 million during fiscal 1998 from $103.7 million at March 31, 1997, to $77.5 million at March 31, 1998.

      Capital expenditures during fiscal 1998 aggregated $122.3 million and included the acquisition of the Seminole (previously the GAL 900), continued construction on the upgrade of the Hercules, and the start of construction of the Carlyss deepwater support facility and pipebase. Also during the fiscal year, the Company settled the previously disclosed litigation with Aker Gulf Marine on the construction of the Pioneer. The settlement costs have been included in the cost of the vessel with no current charge to earnings. The Company does not expect the additional cost of the vessel to have a significant impact on future results.

      The Company estimates that the cost to complete capital expenditure projects in progress at March 31, 1998, will be approximately $60 million all of which is expected to be incurred during fiscal 1999. Scheduled completion of the addition of conventional pipelay capability and dynamic
positioning  to  the  Hercules is during  June of 1998.   The  scheduled
completion of the addition of reel pipelay capability to the Hercules is during the Fall of 1998. The estimated costs to complete the Hercules upgrades are approximately $25 million, which is in addition to the approximately $78.5 million incurred through March 31, 1998.

      The Company is constructing a deepwater support facility and pipebase near Carlyss, Louisiana. The Company plans to replace the existing facilities in Houma and Amelia, Louisiana with the Carlyss facility. Estimated completion is the second quarter of fiscal 2000 at a cost of approximately $37 million, including approximately $8.5 million incurred through March 31, 1998. Tax exempt revenue bonds issued by the Lake Charles Harbor and Terminal District will finance approximately $28 million of the construction. The bonds bear interest at a variable rate, which was 3.8% at March 31, 1998, and mature on November 1, 2027.

      Long-term debt outstanding at March 31, 1998, (including current maturities), includes $40.0 of Title XI bonds, the $28.0 million of Lake Charles Harbor and Terminal District bonds, and $78.0 million drawn against the Company's revolving line of credit.

      The Company's Title XI bonds mature in 2003, 2005, 2020, and 2022. The bonds carry interest rates of 9.15%, 8.75%, 8.30% and 7.25% per annum, respectively, and require aggregate semi-annual payments of $0.9 million, plus interest. The agreements pursuant to which the Title XI bonds were issued contain certain covenants, including the maintenance of minimum working capital and net worth requirements. If not met, additional covenants result that restrict the operations of the Company and its ability to pay cash dividends. The Company is currently in compliance with these covenants.

      The  Company  maintains  a revolving line  of  credit  under  a  loan agreement  ("Restated  Credit Agreement") with a  syndicate  of  commercial
banks.   Effective  April  8, 1998, an amendment  to  the  Restated  Credit
Agreement increased the available credit from $160.0 million to $200.0 million. The revolving credit facility is available until June 30, 2000, at which time the amount available reduces to zero over two years. Borrowings under the facility bear interest at fluctuating rates, are payable on July
30,  2002,  and have subsidiary guarantees and stock pledges  as  security.
The amount of available credit decreases by (i) borrowings outstanding ($78.0 million at March 31, 1998), (ii) outstanding letters of credit issued under the Restated Credit Agreement ($29.9 million at March 31, 1998). and (iii) amounts outstanding under a separate credit agreement between the banks and
CCC,  limited  to a maximum of $35.0 million ($27.4 million  at  March  31,
1998).  For continuing access to the revolving line of credit, the  Company must remain in compliance with the covenants of the the Restated Credit Agreement, including covenants relating to the maintenance of certain financial ratios. The Company is currently in compliance with these
covenants.   At  May  31,  1998, $113.0 million was outstanding  under  the
Restated Credit Agreement.

     The Company has guaranteed certain indebtedness and commitments of CCC approximating $27.4 million at March 31, 1998. The Company has also given performance and currency guarantees banks for CCC debt totaling $22.0 million at March 31, 1998, related to project financings. Under the terms of the performance and currency guarantees, the banks may enforce the guarantees
(i) if the customer does not pay CCC because neither CCC nor the guarantors performed the contracts that define the projects or (ii) if, after converting contract payments from Mexican Pesos to United States Dollars, funds from the project are insufficient to pay the sums due. Separately and subsequent to March 31, 1998, the Company gave a contingent guarantee to a finance company whereby, contingent upon CCC forfeiting contracts to Mexico's national oil company due to cancellation or non-renewal, the Company's guarantee becomes effective. The contingent guaranty amount is $17.5 million.

      Global recently reached agreement in principal with its partner to restructure its joint venture in Mexico, CCC Fabricaciones y Construcciones, S.A. de C.C. ("CCC"), to sell or spin-off to its partner CCC's onshore construction and fabrication business and assets. Expected to be completed in the near future, this restructuring will permit CCC to focus on its offshore construction business. Global has a 49% ownership interest in CCC and charters vessels and other equipment to CCC.

      In the first quarter of fiscal 1998, the Company filed a demand for arbitration of its disputes with a shipyard. The demand concerns a contract for modification and conversion of the Hercules. The arbitration demand includes disputes over the claims and change orders for extra work by the shipyard. The Company is seeking damages approximating $4.0 million for the shipyard's failure to perform the work timely. The shipyard has filed a counterclaim seeking an additional $5.0 million for the original contract and change order work, and approximately $4.0 million in damages for unabsorbed overhead, disruption, delay, and post-termination costs. The Company does not believe the shipyard's claims are valid and intends to vigorously defend against them and seek recovery of all amounts in that it may recover. Management does not believe that the ultimate resolution of the claims will have a material adverse impact on the Company's consolidated financial statements. However, the dispute has resulted in delays in completion of the modification and reconstruction and increased expenditures for the completion.

      During April 1998, the Company completed the announced acquisition of the pipelay/derrick barges DLB 332 (Teknik Perdana) and DLB 264 (Teknik
Padu) from TL Marine Sdn. Bhd. The purchase price, funded with borrowings under the Restated Credit Agreement, was $47.3 million.

      The Company expects funds available under the Restated Credit Agreement, proceeds from tax exempt revenue bonds issued by the Lake Charles Harbor and Terminal District, available cash, and cash generated from operations to be sufficient to fund the Company's operations, scheduled debt retirement, and planned capital expenditures for the next twelve months.

   Recent Accounting Pronouncements

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

      In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which will be effective for the Company beginning April 1, 1998. SFAS 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a Company's operating segments. Management believes that implementation of SFAS 131 will not have a material impact on the presentation of the Companies financial statements but may require additional disclosures.



Year 2000

      The Company's has begun assessing its major information and computing systems and is updating or replacing, in the normal course of business, any applications that are not year 2000 compliant. The Company has also begun assessing both the costs of addressing and the costs or consequences of incomplete or untimely resolution of the Year 2000 issue. Based upon assessments to date, the Company believes that its estimated costs related to the year 2000 issue will not be material to the Company's business, operations, or financial condition.

      In addition, the Company has initiated a program to determine the extent to which the Company is vulnerable to its significant suppliers' and customers' failure to remedy their Year 2000 issues. The Company cannot guarantee that other companies will convert their systems on time or that a failure to convert by another company would not have a material adverse effect on the Company. However, the Company does not currently foresee any material affects to its business, operations, or financial condition resulting from any suppliers' and customers' deficiency.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Global Industries, Ltd.

We have audited the accompanying consolidated balance sheets of Global Industries, Ltd. and subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Global Industries, Ltd. and subsidiaries at March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP


New Orleans, Louisiana
June  12, 1998

                          Global Industries, Ltd.
                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in Thousands)
                                                   March 31,
                                              1998          1997
                                              ----          ----
ASSETS
Current Assets:
 Cash                                      $ 18,693      $ 63,981
 Escrowed funds (Notes 1 and 3)               6,907        19,112
 Receivables                                 97,156        51,762
 Advances to unconsolidated affiliate        22,852        13,913
  (Note 12)
 Prepaid expenses and other                   7,002         2,874
                                           --------      --------
    Total current assets                    152,610       151,642
                                           --------      --------
Escrowed Funds (Notes 1 and 3)               22,478         1,447
Property and Equipment,net                 --------      --------
 (Notes 2, 3 and 6)                         432,224       243,915
                                           --------      --------
Other Assets:
 Deferred charges, net (Note 1)              12,139         6,469
 Investment in and advances to
   unconsolidated affiliate (Note  12)        1,878        15,071
 Other                                        4,038         4,143
                                           --------      --------
    Total other assets                       18,055        25,683
                                           --------      --------
    Total                                  $625,367      $422,687
                                           ========      ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term
  debt (Note 3)                               2,168         2,266
Accounts payable                             55,016        29,828
Accrued liabilities                          11,418         9,453
Accrued profit-sharing (Note 5)               4,126         3,566
Insurance payable                             2,410         2,802
                                           --------      --------
    Total current liabilities                75,138        47,915
                                           --------      --------
Long-Term Debt (Note 3)                     144,825        40,947
                                           --------      --------
Deferred Income Taxes (Note 4)               36,471        21,598
                                           --------      --------
Commitments and Contingencies (Note 6)

Shareholders' Equity (Note 7):
Preferred stock                                  --            --
Common stock, issued and outstanding,
91,597,114 shares in 1998 and 90,556,750
shares in 1997                                  915           906
Additional paid-in capital                  208,911       201,331
Translation adjustments                      (8,178)           --
Retained earnings                           167,285       109,990
                                           --------      --------
    Total shareholders' equity              368,933       312,227
                                           --------      --------
    Total                                  $625,367      $422,687
                                           ========      ========

              See notes to consolidated financial statements.



                          Global Industries, Ltd.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in Thousands, except per share data)

                                    Year Ended March 31,
                                  1998       1997       1996
                                  ----       ----       ----
Revenues (Note 8)               $379,901  $229,142    $148,376

Cost of Revenues                 265,245   165,889     107,361
                                --------  --------    --------
Gross Profit                     114,656    63,253      41,015

Equity in Net Earnings
 (Loss) of
  Unconsolidated Affiliate        (1,654)       --          --

Selling, General and
Administrative Expenses           22,492    15,080      12,233

Operating Income                  90,510    48,173      28,782
                                --------  --------    --------
Other Income (Expense):
  Interest Expense                (2,245)   (1,358)       (170)
  Other                            3,420     1,660       1,516
                                --------  --------    --------
                                   1,175       302       1,346
                                --------  --------    --------
Income before Income Taxes        91,685    48,475      30,128

Provision for Income Taxes
(Note 4)                          34,382    14,543       9,135
                                --------  --------    --------
Net Income                       $57,303   $33,932     $20,993
                                ========  ========    ========
Net Income Per Share (Note7)
 Basic                           $  0.63   $  0.44     $  0.28
 Diluted                         $  0.61   $  0.42     $  0.27
                                ========  ========    ========

              See notes to consolidated financial statements.

                          Global Industries, Ltd.
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                          (Dollars in Thousands)

                                      Additional
                       Common Stock     Paid-in   Transl-  Retained
                                                   ation
                     Shares    Amount   Capital   Adjust-  Earnings   Total
                                                  ments
                     ------    ------   -------   ------   --------   -----
Balance at April
1, 1995           75,560,072   $  756   $58,166   $   --   $55,139   $114,061
Net income                --       --        --       --    20,993     20,993
Amortization of
unearned stock
 compensation             --       --       318       --        --       318
Restricted stock
issues, net            1,064       --        --       --        --        --
Exercise of stock
options              175,020        2       302       --       (2)       302
Other                  8,000       --        20       --        --        20
                  ----------    -----   -------    -----   -------  --------
Balance at March
31, 1996          75,744,156      758    58,806       --    76,130   135,694
Net income                --       --        --       --    33,932    33,932
Amortization of
unearned stock
   compensation           --       --       281       --        --       281
Restricted stock
issues, net            6,956       --        --       --        --        --
Exercise of stock
options              798,882        8     1,446       --       (2)     1,452
Tax effect of
exercise of stock
   options                --       --     1,300       --        --     1,300
Sale of common
   stock net of
   underwriting
   discounts and
   commissions of
   $7,350         14,000,000      140   139,580       --       (70)  139,650
Other                  6,756       --       (82)      --        --       (82)
                  ----------     ----   -------     ------ -------   -------
Balance at March
31, 1997          90,556,750      906   201,331       --   109,990   312,227
Net income                --       --        --       --    57,303    57,303
Amortization of
  unearned stock
  compensation            --       --       179       --        --       179
Restricted stock
issues, net           94,340       --        --       --        --        --
Exercise of stock
options              903,328        9     2,581       --       (8)     2,582
Tax effect of
  exercise of stock
  options                 --       --     4,474       --        --     4,474
Common stock issued   39,088       --       428       --        --       428
Foreign currency
  translation
  adjustments             --       --        --   (8,178)       --    (8,178)
Other                  3,608       --       (82)      --        --       (82)
                  ----------  -------  --------  -------  --------   --------
Balance at March
31, 1998          91,597,114  $   915  $208,911  $(8,178) $167,285   $368,933
                  ==========  =======  ========  ======== ========   ========

              See notes to consolidated financial statements.





                          Global Industries, Ltd.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands)

                                      Year Ended March 31,
                                   1998       1997      1996
                                   ----       ----      ----
Cash Flows From Operating
Activities:
Net Income                        $57,303   $33,932    $20,993
Adjustments to reconcile net
 income to net
 cash provided by operating
 activities:
 Depreciation and amortization     29,576    18,003     11,422
 (Gain) loss on sale of               (72)      (11)        66
property and equipment
 Deferred income taxes             14,873     6,700      3,926
 Equity in net (earnings) loss
   of unconsolidated affiliate      1,654        --         --
 Other                               (989)       69         21
 Changes in operating assets
   and liabilities (net
   of acquisitions):
  Receivables                     (30,256)   (7,800)   (27,079)
  Prepaid expenses and other       (3,242)    1,549     (2,767)
  Accounts payable and accrued     21,933    11,753     16,616
    liabilities
  Accrued profit-sharing              560       101        753
                                   ------    ------     ------
   Net cash provided by
     operating activities          91,340    64,296     23,951
                                   ------    ------     ------
Cash Flows From Investing
Activities:
 Short-term investments, net           --        --     45,840
 Proceeds from sale of
   equipment                          349        16        323
 Decrease (increase) in
   escrowed funds, net             (8,826)      398        498
 Acquisition of businesses,
   net of cash acquired          (103,805)   (5,990)        --
 Acquisition of equity
   interest in and (net
   advances to) repayment
   of advances to
   unconsolidated affiliate         2,593   (25,784)        --
 Additions to property and
   equipment                     (122,320) (124,868)   (63,758)
 Additions to deferred charges    (10,076)   (4,277)    (5,524)
 Other                                (54)   (1,146)       864
                                 --------   -------     ------
   Net cash used in investing
     activities                  (242,139) (161,651)   (21,757)
                                 --------   -------    -------
Cash Flows From Financing
Activities:
 Repayment of long-term debt      (27,220)   (2,193)      (630)
 Proceeds from long-term debt     131,000    20,328         --
 Payment of short-term borrowings      --    (3,200)        --
 Proceeds from sale of common
   stock, net                       2,445   140,971        302
                                  -------   -------     ------
  Net cash provided by (used
    in) financing activities      106,225   155,906      (328)
                                  -------   -------     ------
Effect of Exchange Rate Change
  on Cash                            (714)       --        --
Cash:
 Increase (Decrease)              (45,288)   58,551      1,866
 Beginning of Year                 63,981     5,430      3,564
                                  -------   -------    -------
 End of Year                      $18,693   $63,981    $ 5,430
                                  =======   =======    =======
              See notes to consolidated financial statements.



                          Global Industries, Ltd.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization And Summary Of Significant Accounting Policies

      Organization and Basis of Presentation - Global Industries, Ltd. (the "Company") provides construction services, including pipeline construction, platform installation and removal, construction support and diving services, primarily to the offshore oil and gas industry in the United States Gulf of Mexico and in selected international areas. Most work is performed on a fixed-price basis, but the Company also performs services on a cost-plus or day-rate basis, or on a combination of such bases. The Company's contracts are typically of short duration, being completed in one to five months.

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

      Escrowed Funds - Escrowed funds totaled $29.4 million and $20.6 million at March 31, 1998 and 1997, respectively. These amounts represent funds available for reimbursement to the Company for amounts expended or the Company expects to expend on certain capital construction projects. Under the terms of the financing agreement with the Lake Charles Harbor and Terminal District, proceeds from the issuance of $28.0 million Port Improvement Revenue Bonds remain in a Construction Fund for payment of related bond issuance costs and certain costs of construction and improvement of a deepwater support facility and pipebase in Carlyss, Louisiana (see Note 3). The Company also has unreimbursed funds from the sale of U. S. Government Guaranteed Financing Bonds deposited into an escrow account with MARAD. The funds on deposit with MARAD are available for reimbursement to the Company for certain vessel construction costs. Substantially all of the escrowed funds are invested in U. S. Treasury Bills. At March 31, 1998, and 1997, the Company estimated $6.9 million and $19.1 million, respectively, were currently reimbursable from the escrowed funds for amounts expended on the related construction projects.

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

      Depreciation and amortization expense of property and equipment approximated $24.9 million, $14.4 million, and $9.7 million for the three years ended March 31, 1998, respectively.

      Deferred Charges - Deferred charges consist principally of drydocking costs which are capitalized at cost and amortized on the straight-line method through the date of the next scheduled drydocking. Amortization expense approximated $4.4 million, $3.3 million and $1.4 million for the three years ended March 31, 1998, respectively.

      Contracts in Progress and Revenue Recognition - Revenues from construction contracts, which are typically of short duration, are recognized on the percentage-of-completion method, measured by relating the actual cost of work performed to date to the current estimated total cost of the respective contract. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, and repairs. Provisions for estimated losses, if any, on uncompleted contracts are made in the period in which such losses are determined. Selling, general, and administrative costs are charged to expense as incurred.

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

      Fair Value of Financial Instruments - The carrying value of the Company's financial instruments, including cash, escrowed funds, receivables, advances to unconsolidated affiliates, accounts payable, and certain accrued liabilities approximate fair market value due to their short-term nature. The fair value of the Company's long-term debt at March 31, 1998 and 1997 based upon available market information, approximated $150.0 million and $43.2 million, respectively.

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

      Basic and Diluted Net Income Per Share - In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS128"), the Company changed its method of calculating net income per share during the third quarter of fiscal 1998. All prior period net income per share amounts have been restated to give effect of this requirement. See Note 7. The weighted average number of common shares has been adjusted to give retroactive effect to all stock splits effected through October 27, 1997.

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

       Foreign Currency Translation - The financial statements of subsidiaries in which United States dollars are not the functional currency use the local currency as the functional currency. The translation calculation for the income statement uses the average exchange rates during the year. The translation calculation for the balance sheet, except for equity, uses the current exchange rate as of the last day of the fiscal year. Equity amounts translate using historical rates. The resulting balancing translation adjustment is a separate component of shareholders' equity.

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

      In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which will be effective for the Company beginning April 1, 1998. SFAS 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a Company's operating segments. Management believes that implementation of SFAS 131 will not have a material impact on the presentation of the Company's financial statement but may require additional disclosure.

2.   Property And  Equipment

     Property and equipment at March 31, 1998 and 1997 is summarized as follows:

                                         March 31,
                                      1998       1997
                                      ----       ----
                                       (in thousands)
Marine barges and vessels           $330,673   $205,024
Machinery and equipment               43,491     29,484
Transportation equipment               2,978      2,610
Furniture and fixtures                 4,724      2,952
Buildings and leasehold improvements   9,073      6,586
Land                                   8,809      8,022
Construction in progress             109,522     41,877
                                    --------   --------
                                     509,720    296,555
Less accumulated depreciation and
  amortization                       (77,046)   (52,640)
Property and equipment - net        $432,224   $243,915
                                    ========   ========

      Interest costs for the construction of certain long-term assets are capitalized and amortized over the related assets' estimated useful lives. Interest costs incurred during fiscal 1998, 1997, and 1996 amounted to $6.2 million, $3.9 million, and $1.9 million, respectively, of which $4.0 million, $2.6 million, and $1.7 million, respectively, were capitalized.

      In April 1998, the Company acquired two pipelay/derrick barges for $47.3 million. The purchase price was funded with borrowings under the Restated Credit Agreement.

3.   Financing Arrangements

     Long-term debt at March 31, 1998 and 1997 consisted of the following:

                                         March 31,
                                      1998       1997
                                      ----       ----
                                       (in thousands)
United States Government
Guaranteed Ship
 Financing Bonds, 1994 Series
dated September
 27, 1994, payable in 49 semi-
annual installments
 commencing January 15, 1996 of
$418,000 with
 final installment of $370,000,
plus interest at
 8.30%, maturing July 15, 2020,
collateralized by
 the Pioneer vessel and related
equipment with a net
 book value of $37.1 million at
 March 31, 1998                          $18,762   $19,598
United States Government
Guaranteed Ship
 Financing Bonds, 1996 Series
dated August
 15, 1996, payable in 49 semi-
annual installments
 commencing January 15, 1998, of
$407,000 with
 final installment of $385,000,
plus interest at
 7.25%, maturing July 15, 2022,
collateralized by
 escrowed funds and four vessels
and related
 equipment with a net book value
of $23.7 million
 at March 31, 1998                        19,921    20,328
Obligation to service Lake Charles
Harbor and
 Terminal District Port
Improvement Revenue Bonds,
 dated November 1, 1998, interest
payable monthly at
 prevailing market rates (3.8% at
March 31,1998),
 maturing November 1, 2027,
collateralized by $28.4
 dollar irrevocable letter of credit      28,000        --
Revolving line of credit with a
syndicate of commercial
 banks, interest payable at
 variable rates                           78,000        --
Other obligations                          2,310     3,287
                                         -------    ------
                                         146,993    43,213
Less current maturities                    2,168     2,266
                                        --------   -------
Long-term debt, less current maturities $144,825   $40,947
                                        ========   =======


      Annual maturities of long-term debt for each of the five fiscal years following March 31, 1998 and in total thereafter follow (in thousands):

             1999                   $  2,168
             2000                      2,195
             2001                      2,199
             2002                      1,862
             2003                     79,862
             Thereafter               58,707
                                    --------
                Total               $146,993
                                    ========



      In accordance with the United States Government Guaranteed Ship Financing Bond agreements, the Company is required to comply with certain covenants, including the maintenance of minimum working capital and net worth requirements, which if not met, result in additional covenants including restrictions on the payment of dividends. The Company is currently in compliance with these covenants.

      The Lake Charles Harbor and Terminal District's Port Improvement Revenue Bonds (the "Bonds") are subject to optional redemption, generally without premium, in whole or in part on any business day prior to maturity at the direction of the Company. Interest accrues at varying rates as determined from time to time by the remarketing agent based on (i) specified interest rate options available to the Company over the life of the Bonds and (ii) prevailing market conditions at the date of such determination. The interest rate on borrowings outstanding at March 31, 1998 was 3.8%. Under the terms of the financing, proceeds from the issuance of the Bonds were placed in a Construction Fund for the payment of issuance related costs and the costs of acquisition, construction, and improvement of a deepwater support facility and pipebase in Carlyss, Louisiana and are included in the accompanying 1998 balance sheet under the caption "Escrowed Funds."

      On April 17, 1997, the Company entered into a loan agreement ("Restated Credit Agreement") with a syndicate of commercial banks which replaced the Company's previous credit facility. Effective April 8, 1998, an amendment to the Restated Credit Agreement increased the available credit from $160.0 million to $200.0 million. The revolving credit facility is available until June 30, 2000, at which time the amount available reduces to zero over two years. Borrowings under the facility bear interest at fluctuating rates (weighted average of 7.2% at March 31, 1998), are payable on July 30, 2002, and have subsidiary guarantees and stock pledges
as  security.   The amount of available credit decreases by (i)  borrowings outstanding ($78.0 million at March 31, 1998), (ii) outstanding letters of credit issued under the Restated Credit Agreement ($29.9 million at March 31,
1998). and (iii) amounts outstanding under a separate credit agreement between the banks and CCC, limited to a maximum of $35.0 million ($27.4 million at March 31, 1998). For continuing access to the revolving line of credit, the Company must remain in compliance with the covenants of the Restated Credit Agreement, including covenants relating to the maintenance
of   certain  financial  ratios,  limitations  on  the  incurrence  of  new indebtedness, and the payment of dividends. The Company is currently in compliance with these covenants. At March 31, 1998, the amount available under the credit agreement approximated $24.7 million. At May 31, 1998, $113.0 million was outstanding under the Restated Credit Agreement.

4.   Income Taxes

     The Company has provided for income taxes as follows:

                                   March 31,
                            1998     1997      1996
                            ----     ----      ----
                                (in thousands)
U.S. Federal and State:
     Current               $18,465  $6,189    $3,309
     Deferred               14,873   6,700     3,926

Foreign:
     Current                 1,044   1,654     1,900
                           -------  ------    ------
       Total               $34,382 $14,543    $9,135
                           ======= =======    ======

     State income taxes included above are not significant for any of the years presented.



     Income before income taxes consisted of the following:

                                   March 31,
                            1998     1997      1996
                            ----     ----      ----
                                (in thousands)

United States             $87,839   $34,417   $18,847
Foreign                     3,846    14,058    11,281
                          -------   -------   -------
       Total              $91,685   $48,475   $30,128
                          =======   =======   =======


     The provision for income taxes varies from the Federal statutory income tax rate due to the following:

                                   March 31,
                            1998     1997      1996
                            ----     ----      ----
                                (in thousands)
Taxes at Federal
 statutory rate of 35%    $32,090   $16,966   $10,545
Foreign income taxes at
 different rates            1,044    (3,266)   (2,048)
Other                       1,248       843       638
                          -------   -------   -------
       Total              $34,382   $14,543   $ 9,135
                          =======   =======   =======


      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's net deferred tax balance as of March 31, 1998 and 1997, are as follows:


                                          March 31,
                                        1998     1997
                                        ----     ----
                                        (in thousands)
Deferred Tax
Liabilities:
 Excess book over tax
   basis of property and equipment     $33,091  $20,567
 Deferred charges                        3,447    1,598
 Other                                   1,384      474

Deferred Tax Assets:
 Reserves not currently deductible      (1,451)  (1,041)
                                       -------  -------
Net deferred tax liability             $36,471  $21,598
                                       =======  =======


5.   Employee Benefits

      The Company sponsors a defined contribution profit-sharing and 401(k) plan that covers all employees who meet certain eligibility requirements. Company contributions to the plan are made at the discretion of the Board of Directors and may not exceed 15% of the annual compensation of each participant. Retirement plan expense was $2.5 million, $2.1 million and $1.6 million, respectively, for the three fiscal years ended March 31, 1998, 1997, and 1996, respectively.

      In addition, the Company has an incentive compensation plan which rewards employees when the Company's financial results meet or exceed budgets. For fiscal 1998, 1997 and 1996, the Company recorded incentive compensation expense of $2.5 million (distributable to 1,482 employees), $1.5 million (distributed to 918 employees), and $2.0 million (distributed to 711 employees), respectively.

6.   Commitments And Contingencies

      Leases - The Company leases real property and equipment in the normal course of business under varying operating leases, including leases with its principal shareholder and chief executive officer. Rent expense for the years ended March 31, 1998, 1997, and 1996, was $1,224,000, $723,000 and
$660,000, respectively, (of which $47,000 in each year was related party rental expense). The lease agreements, which include both non-cancelable and month-to-month terms, generally provide for fixed monthly rentals and, for certain real estate leases, renewal and purchase options.

     Minimum rental commitments under leases having an initial or remaining non-cancelable term in excess of one year for each of the five years following March 31, 1998 and in total thereafter follow (in thousands):

         1999                   $1,271
         2000                    1,068
         2001                      898
         2002                      840
         2003                      840
         Thereafter                382
                                ------
            Total               $5,299
                                ======


      Subsequent to March 31, 1998, the Company exercised its option to purchase property leased in Houma, Louisiana. The above rental commitments do not include lease payments after the purchase date.

      Legal Proceedings -The Company has filed a demand for arbitration of its disputes with a shipyard. The demand concerns a contract for modification and conversion of the Hercules. The arbitration demand includes disputes over the claims and change orders for extra work by the shipyard. The Company is seeking damages approximating $4.0 million for the shipyard's failure to perform the work timely. The shipyard has filed a counterclaim seeking an additional $5.0 million for the original contract and change order work, and approximately $4.0 million in damages for unabsorbed overhead, disruption, delay, and post-termination costs. The Company does not believe the shipyard's claims are valid and intends to vigorously defend against them and recover all amounts in which it may recover. Management does not believe that the ultimate resolution of the claims will have a material adverse impact on the Company's consolidated financial statements.

      The Company is a party in legal proceedings and potential claims arising in the ordinary course of its business. Management does not believe these matters will materially effect the Company's consolidated financial statements.

      Construction and Purchases in Progress - The Company estimates that the cost to complete capital expenditure projects in progress at March 31, 1998 approximated $60.0 million.

      Guarantees - The Company has guaranteed certain indebtedness and commitments of CCC (see Note 12) approximating $27.4 million at March 31, 1998. The Company has also given performance and currency guarantees to banks for CCC debt totaling $22.0 million at March 31, 1998, related to project financings. Under the terms of the performance and currency guarantees, the banks may enforce the guarantees (i) if the customer does not pay CCC because neither CCC nor the guarantors performed the contracts that define the projects or (ii) if, after converting contract payments from Mexican Pesos to United States Dollars, funds from the project are insufficient to pay the sums due. Separately and subsequent to March 31, 1998, the Company gave a contingent guarantee to a finance company whereby, contingent upon CCC forfeiting contracts to Mexico's national oil company due to cancellation or non-renewal, the Company's guarantee becomes effective. The contingent guaranty amount is $17.5 million.

      Letters of Credit - In the normal course of its business activities, the Company is required to provide letters of credit to secure the performance and/or payment of obligations, including the payment of worker's compensation obligations. Additionally, the Company has issued letters of credit in connection with arbitration proceedings relating to construction of the derrick barge Hercules and as collateral for $28.0 million of Port Improvement Revenue Bonds. Outstanding letters of credit at March 31, 1998 approximated $40.6 million.

7.   Shareholders' Equity

      Authorized Stock - The Company has authorized 30,000,000 shares of $0.01 par value preferred stock and 150,000,000 shares of $0.01 par value common stock.

      Restricted Stock Awards - The Company's Restricted Stock Plan adopted in February 1993, provides for awards of shares of restricted stock to employees approved by a committee of the Board of Directors. As of March 31, 1998, 1997, and 1996, 712,000 shares of Common Stock, adjusted for the two-for-one common stock splits, have been reserved for issuance under the plan, of which 591,460, 594,620, and 588,464 were granted at March 31, 1998, 1997, and 1996, respectively. Shares granted under the plan vest 33 1/3% on the third, fourth, and fifth anniversary date of grant. During fiscal 1998, 1997, and 1996, 249 employees vested in 151,646 shares, 272 employees vested in 158,284 shares, and 286 employees vested in 168,712 shares, respectively.

      Effective February 1998, the Company adopted a new 1998 Restricted Stock Plan which provides for awards of shares of restricted stock to employees approved by a committee of the Board of Directors. As of March 31, 1998, 500,000 shares of Common Stock have been reserved for issuance under the plan, of which 97,500 shares were granted at March 31, 1998. Shares granted under the plan vest 33 1/3% on the third, fourth and fifth anniversary date of the grant. In May 1998, the Board of Directors approved an amendment to the 1998 Restricted Stock Plan. This amendment, which is subject to shareholder approval, would change the name of the plan to the 1998 Equity Incentive Plan and permit the granting of both stock option awards and restricted stock awards under the plan. Additionally, the amended plan would authorize the Chief Executive Officer to grant stock options and restricted stock awards to non-officer employees.

      The fair market value of shares awarded under the plans are recorded as unearned stock compensation and included in the accompanying financial statements as a charge against Additional Paid-in Capital. The unearned stock compensation is amortized over the vesting period of the awards and amounted to approximately $137,000, $171,000 and $228,000 for fiscal 1998, 1997, and 1996, respectively.

      Stock Option Plan - The 1992 Stock Option Plan provides for grants of incentive and nonqualified options to employees approved by a committee of the Board of Directors. Options granted under the plan have a maximum term of ten years and are exercisable, subject to continued employment, under terms and conditions set forth by the committee. As of March 31, 1998, the number of shares reserved for issuance under the plan was 9,600,000 of which 2,586,344 were available for grant. Changes in options outstanding under the plan for each of the years ended March 31, 1998, 1997, and 1996 follow:
                          At 85% of Market      At Market
                          Shares     Avg.    Shares     Avg.
                                    Price              Price
                        ---------  ------  ---------  ------
  Outstanding on
    April 1, 1995       1,541,168  $1.671  1,907,200  $2.236
Granted                   184,000   2.193  1,364,000   3.197
Surrendered               (99,736)  1.753   (172,000)  2.461
Exercised                (128,620)  1.542    (46,400)  2.233
                        ---------  ------  ---------  ------
  Outstanding on
    March 31, 1996      1,496,812   1.741  3,052,800   2.653
Granted                    64,000   6.481    625,000   7.654
Surrendered               (84,628)  1.970   (363,960)  3.001
Exercised                (169,802)  1.805   (469,280)  2.090
                        ---------  ------  ---------   -----
  Outstanding on
    March 31, 1997      1,306,382   1.950  2,844,560   3.800
Granted                    28,000  14.602  2,244,900  17.943
Surrendered               (32,460)  2.319   (264,900) 10.019
Exercised                (335,060)  1.658   (412,980)  3.177
                        ---------  ------  ---------  ------
  Outstanding on
    March 31, 1998        966,862  $2.405  4,411,580 $10.682
                        =========  ======  ========= =======
Exercisable at
  March 31, 1998          747,182  $1.700    818,260 $ 3.124
                        =========  ======  ========= =======

      The excess of the fair market value of shares subject to options granted under the plan has been recorded as unearned stock compensation and is included in the accompanying financial statements as a charge against Additional Paid-in Capital. The unearned stock compensation is being amortized to operations over the vesting period of the options and amounted to approximately $42,000, $90,000, and $110,000 for fiscal 1998, 1997, and
1996, respectively.


      The following table summarizes information about stock options outstanding at March 31, 1998:

              OPTIONS OUTSTANDING                     OPTIONS
                                                    EXERCISABLE
                            Weighted
                            Average      Weighted             Weighted
  Range of        Number    Remaining     Average   Number    Average
  Exercise        Out-     Contractual   Exercise   Exercis   Exercise
   Prices         standing    Life        Price       able      Price
  --------        -------- -----------   --------   -------   --------
$1.5413- 1.5413   659,142     4.88       $1.5413     659,142   $1.5413
 1.6875- 2.2188   223,960     6.48        1.9393     122,520    1.8498
 2.2344- 2.3750   655,900     6.50        2.3670     341,020    2.3689
 2.4688- 3.0000   263,020     6.99        2.7216      96,300    2.7117
 3.0313- 3.1094   568,800     7.58        3.1052     183,200    3.1053
 3.1250- 7.8750   722,020     8.03        5.5415     135,460    5.1360
 7.9375-15.4375   555,500     9.17       11.9840      27,800    9.0045
15.5625-19.9375   478,000     9.83       16.7788          --        --
20.1875-20.1875 1,250,100     9.50       20.1875          --        --
20.6250-21.9375     2,000     9.59       21.2813          --        --
--------------- ---------     ----       -------   ---------   -------
$1.5413-21.9375 5,378,442     7.91       $9.1927   1,565,442   $2.4444
=============== =========     ====       =======   =========   =======


       Unearned  Stock  Compensation  -  The  balance  of   Unearned  Stock
Compensation to be amortized in future periods was $2.2 million, $0.3 million, and $0.4 million at March 31, 1998, 1997, and 1996, respectively.

      Non-Employee Director Stock Plan - The Non-Employee Director Stock Plan provides that each director of the Company who is not an employee shall automatically receive 4,000 shares of Common Stock on August 1 of each year, subject to an annual limitation that the aggregate fair market value of shares transferred may not exceed 75% of such director's cash compensation for services rendered with respect to the immediately preceding twelve-month period. The plan specifies that a maximum of 80,000 shares of Common Stock may be issued under the plan. During fiscal years ended March 31, 1998, 1997, and 1996, 3,608, 6,756, and 8,000 shares were issued under the plan. As of March 31, 1998, 52,036, shares, were available for award under the plan. Non-employee director stock compensation expense was $55,000, $50,000, and $20,000 for fiscal years 1998, 1997, and 1996, respectively.

      1995 Employee Stock Purchase Plan - Effective April 1, 1995, the Company adopted the Global Industries, Ltd. 1995 Employee Stock Purchase Plan ("Purchase Plan") which provides a method whereby substantially all employees may voluntarily purchase a maximum of 2,400,000 shares of the Company's Common Stock at favorable terms. Under the Purchase Plan, eligible employees may authorize payroll deductions that are used at the end of the Option Period to acquire shares of Common Stock at 85% of the fair market value on the first or last day of the Option Period, whichever is lower. In August 1997, shareholders approved an amendment to the plan whereby the plan has two Option Periods. A twelve-month Option Period begins April 1 of each year and a six-month Option Period begins October 1 of each year. For the year ended March 31, 1998, 662 employees purchased 184,065 shares at a weighted average cost of $10.225 per share. For the year ended March 31, 1997, 213 employees purchased 153,720 shares at a weighted average cost of $4.582 per share. For the year ended March 31, 1996, 145 employees purchased 200,076 shares at a weighted average cost of $2.365 per share.

     Proforma Disclosure - In accordance with APB 25, compensation cost has been recorded in the Company's financial statements based on the intrinsic value (i.e., the excess of the market price of stock to be issued over the exercise price) of restricted stock awards and shares subject to options. Additionally, under APB 25, the Company's employee stock purchase plan is considered noncompensatory and, accordingly, no compensation cost has been recognized in the financial statements. Had compensation cost for the Company's grants under stock-based compensation arrangements for the years ended March 31, 1998, 1997, and 1996 been determined consistent with SFAS 123, the Company's net income and net income per share amounts for the respective years would approximate the following proforma amounts (in thousands, except per share data):

                            Year Ended March 31,
                     1998                 1997                 1996
             ------------------    ------------------    ------------------
               As                    As                     As
             Reported   Proforma   Reported   Proforma   Reported  Proforma

Net income   $57,303    $55,474    $33,932    $32,950    $20,993   $20,295
             =======    =======    =======    =======    =======   =======
Net income
per share
  Basic      $ 0.63     $ 0.61     $0.44      $ 0.42     $ 0.28    $ 0.27
  Diluted    $ 0.61     $ 0.59     $0.42      $ 0.41     $ 0.27    $ 0.26
             =======    =======    =======    =======    =======   =======

      The weighted average fair value of options granted during the year ended March 31, 1998 was $10.26. The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 48.5%, (iii) risk-free interest rate of 6.30%, and
(iv) expected life of 6.50 years.

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

      Basic and Diluted Net Income Per Share - In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), the Company changed its method of calculating net income per share during the third quarter of fiscal 1998. All prior period net income per share amounts have been restated to give effect of this requirement. The diluted net income per share calculation uses the weighted average number shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. The following table presents the reconciliation between basic shares and diluted shares (in thousands, except per share data):

                               Weighted Average Shares          Earnings Per
                                                                   Share
                      ---------------------------------------  --------------
Fiscal Years Ended:   Net Income  Basic  Incremental  Diluted  Basic  Diluted
                      ----------  -----  -----------  -------  -----  -------
March 31, 1998         $57,303    91,110   2,762      93,872   $0.63   $0.61
March 31, 1997          33,932    77,746   3,001      80,747    0.44    0.42
March 31, 1996          20,993    75,624   1,127      76,751    0.28    0.27

      Options to purchase 1,859,100 shares of common stock, at an exercise price range of $15.3750 to $21.9375 per share, were outstanding during fiscal 1998, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

      Options to purchase 56,500 shares of common stock, at an exercise price range of $8.8125 per share to $11.1875 per share were outstanding during fiscal 1997, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

      Options to purchase 22,705 shares of common stock, at an exercise price range of $3.6094 per share to $5.0313 were outstanding during fiscal 1996, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

8.   Major Customers

      Sales to various customers for the years ended March 31, 1998, 1997, and 1996, which amount to 10% or more of the Company's revenues, follows:

                            Year Ended March 31,
                   1998             1997             1996
                   ----             ----             ----
               Amt.      %      Amt.      %      Amt.      %
               ----     ---    -----     ---     ----     ---
                           (dollars in thousands)

Customer A    $77,945   21%   $44,773    20%    $17,508   12%
Customer B        --     --    26,766    12%         --   --
Customer C     44,557   12%        --     --         --   --



9.   Industry Segment and Geographic Information

       The  Company  operates  primarily  in  the  offshore  oil  and   gas
construction industry. Geographic information relating to the Company's operations follows:

                              Year Ended March 31,
                          1998        1997       1996
                          ----        ----       ----
                                 (in thousands)
Revenues:
 Domestic               $294,209    $166,183   $114,807
 West Africa              27,348      57,419     33,569
 Asia Pacific             30,289       4,403         --
 Middle East              18,549       1,137         --
 Latin America             9,506          --         --
                        --------    --------   --------
       Total            $379,901    $229,142   $148,376
                        ========    ========   ========

Operating Income
(Loss):
 Domestic               $ 81,345    $ 33,172   $ 17,547
 West Africa               5,125      15,781     11,235
 Asia Pacific                317       (790)         --
 Middle East                 695          --         --
 Latin America             3,028          10         --
                        --------    --------   --------
       Total            $ 90,510    $ 48,173   $ 28,782
                        ========    ========   ========

Identifiable Assets:
 Domestic               $366,407    $281,337   $160,729
 West Africa              53,061      48,606     36,367
 Asia Pacific             60,636      10,292         --
 Middle East              47,328          --         --
 Latin America            39,423      18,471         --
 Corporate                58,512      63,981      5,430
                        --------    --------   --------
       Total            $625,367    $422,687   $202,526
                        ========    ========   ========


10.  Supplemental Disclosures of Cash Flow Information

     Supplemental cash flow information for the three years ended March 31, 1998 follows:

                                           Year Ended March 31,
                                         1998       1997       1996
                                         ----       ----       ----
                                             (in thousands)

Cash Paid For:
 Interest, net of amount capitalized   $  2,252   $  1,267   $    176
 Income taxes                            15,948      4,400      5,615

Non-cash investing and Financing
Activities:
 In connection with acquisitions,
 liabilities assumed were as follows:
  Fair value of assets acquired,net of
  cash acquired                        $114,931   $ 13,829         --
  Cash paid for net assets             (103,805)    (5,990)        --
  Note payable issued to seller in
    connection with acquisition              --     (1,100)        --
                                       --------   --------    -------
  Fair value of liabilities assumed    $ 11,126   $  6,739         --
                                       ========   ========    =======
  Short-term debt issued
    for acquisitions                         --   $  4,700         --

Other Non-Cash Transactions:

      In  fiscal  1998  and 1997, the tax effect of the  exercise  of  stock
options  resulted  in  an  increase  in  additional  paid-in  capital   and
reductions to income taxes payable of $4.5 million and $1.3 million, respectively.





11.  Quarterly Financial Information (Unaudited)

      The offshore marine construction industry in the Gulf of Mexico is highly seasonal as a result of weather conditions and the timing of capital expenditures by oil and gas companies. Historically, a substantial portion of the Company's services has been performed during the period from June through November. As a result, historically a disproportionate portion of the Company's revenues and net income is earned during the second (July through September) and third (October through December) quarters of its fiscal year. The following is a summary of consolidated quarterly financial information for fiscal 1998 and 1997:

                                Quarter Ended
                       June 30,    Sept. 30,   Dec. 31,  March 31,
                       --------    ---------   --------  ---------
                       (in thousands, except per share amounts)
Fiscal 1998
Revenues               $63,176     $108,772    $120,435  $87,518
Gross profit            20,839       37,857      32,217   23,743
Net income              10,119       19,335      16,867   10,982
Net income per
share
  Basic                   0.11         0.21        0.18     0.12
  Diluted                 0.11         0.21        0.18     0.12

Fiscal 1997
Revenues               $50,332      $72,431     $56,776  $49,603
Gross profit            12,353       21,784      15,280   13,836
Net income               6,643       12,517       8,072    6,700
Net income per
share
  Basic                   0.09         0.16        0.11     0.08
  Diluted                 0.08         0.16        0.10     0.08


12.  Investment in and Advances to Unconsolidated Affiliate

     On December 23, 1996, the Company acquired from a subsidiary of J. Ray McDermott, S.A. a 49% ownership interest in CCC Fabricaciones y Construcciones, S.A. de C.V., a leading provider of offshore construction services in Mexico, as well as the DB-21, a 400-foot combination pipelay derrick barge, a crawler crane, a saturation diving system and approximately 21 acres of land located adjacent to the Company's facility in New Iberia, Louisiana (the "CCC Acquisition"). The Company also acquired from a subsidiary of J. Ray McDermott, S.A. the DB-15, a 400-foot combination pipelay derrick barge currently chartered to CCC. The total purchase price for the CCC Acquisition was $38.0 million. In addition, the Company (i) loaned $23.0 million to CCC to repay $15.0 million of existing indebtedness and for working capital needs and (ii) provided performance guarantees supporting approximately $50.0 million of CCC's existing indebtedness primarily relating to construction projects in progress at the date of acquisition. The Company's investment in CCC is accounted for under the equity method. In fiscal 1997, the Company's equity in the operating results of CCC from the date of acquisition was not material.

      Pro forma net income for the years ended March 31, 1997 and 1996, assuming the acquisition of the 49% ownership interest in CCC had occurred as of April 1, 1995, amounted to $32,389,000 ($.40 diluted net income per share) and, $15,033,000 ($.20 diluted net income per share), respectively.



     Following is a summary of the financial position of CCC as of December 31, 1997 and 1996 and its results of operations for the year then ended (in thousands):
                                     December 31,
                                   1997        1996
                                   ----        ----

Current assets                    $63,819    $109,268
Noncurrent assets, net             19,991      19,626
                                  -------    --------
     Total                        $83,810    $128,894
                                  =======    ========

Current liabilities               $65,681    $105,185
Noncurrent liabilities             21,788      23,993
                                  -------    --------
     Total                        $87,469    $129,178
                                  =======    ========

                                     December 31,
                                   1997        1996
                                   ----        ----

Revenues                          $150,482   $156,854
Gross profit                        24,595     24,560
Net income (loss)                   (3,375)    (2,129)


     During fiscal 1998 and 1997, the Company advanced funds to CCC (under interest bearing and non-interest bearing arrangements), provided barge charters, diving and other construction support services to CCC and was reimbursed for expenditures paid on behalf of CCC. Included in the accompanying 1998 and 1997 balance sheets are advances to CCC totaling $22.9 million and $25.4 million, respectively. Revenues and expense reimbursements relating to transactions with CCC approximated $13.0 million and $15.1 million, respectively, for the year ended December 31, 1998 ($1.2 million and $23.6 million, respectively, for 1997). Interest income related to advances to CCC approximated $0.4 million and $0.7 million, respectively, for fiscal 1998 and 1997. Additionally, the Company is a guarantor of certain indebtedness and other obligations of CCC as described in Note 6.

      Subsequent to March 31, 1998, the Company has negotiated the separation of CCC's onshore construction business into a separate company owned by Global's partner and in which Global will have no ownership interest. The Company expects the separation to be complete within fiscal 1999.

13.  Business Acquisition

      On  July  31, 1997, the Company completed the acquisition of  certain business operations and assets of Sub Sea International, Inc. and certain of its subsidiaries. The major assets acquired in the transaction included three construction barges, four liftboats and one dive support vessel based in the United States, four support vessels based in the Middle East, and support vessels and ROVs based in the Far East and Asia Pacific. The transaction was accounted for by the purchase method and, accordingly, the acquisition cost of $103.8 million (consisting of the purchase price of $102.0 million, and directly related acquisition costs of $1.8 million) was allocated to the net assets acquired based on their estimated fair market value. The results of operations of the acquired business operations and assets are included in the accompanying 1998 financial statements since the date of acquisition.

      The following unaudited pro forma income statement data for the years ended March 31, 1998 and 1997 reflects the effect of the acquisition assuming it occurred effective as of the beginning of each year presented:



                                 Year Ended
                                  March 31,
                             1998         1997
                             ----         ----
                    (in thousands, except per share data)

Revenues                   $415,257      $337,790
Net income                   55,533        27,265
Net income per share:
   Basic                   $   0.61      $   0.35
   Diluted                     0.59          0.34



ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

          None

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with the Company's 1998 Annual Meeting of Shareholders. See also "Item (Unnumbered) Executive Officers of the Registrant" appearing in Part I of this Annual Report.

ITEM 11.  EXECUTIVE COMPENSATION.

      The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with the Company's 1998 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with the Company's 1998 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with the Company's 1998 Annual Meeting of Shareholders.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  1.    Financial Statements
           The following financial statements included on pages 30 through 50 in this Annual Report are for the fiscal year ended March 31, 1998.

           Independent Auditors' Report.
           Consolidated Balance Sheets as of March 31, 1998 and 1997. Consolidated Statements of Operations for the Years Ended March 31, 1998, 1997 and 1996.
           Consolidated Statements of Shareholders' Equity for the Years Ended March 31, 1998, 1997 and 1996.
           Consolidated Statements of Cash Flows for the Years Ended March 31, 1998, 1997 and 1996.
           Notes to Consolidated Financial Statements.
      2.   Financial Statement Schedules

           All financial statement schedules are omitted because the information is not required or because the information required is in the financial statements or notes thereto.

      3.   Exhibits.

           Pursuant to Item 601(B)(4)(iii), the Registrant agrees to forward to the commission, upon request, a copy of any instrument with respect to long-term debt not exceeding 10% of the total assets of the Registrant and its consolidated subsidiaries.

           The following exhibits are filed as part of this Annual Report:

           Exhibit
           Number

           3.1          -     Amended  and  Restated
                              Articles  of  Incorporation of Registrant  as
                              amended,   incorporated   by   reference   to
                              Exhibits   3.1  and  3.3  to  the  Form   S-1
                              Registration   Statement   filed    by    the
                              Registrant (Reg. No 33-56600).
           3.2          -     Bylaws of  Registrant,
                              incorporated by reference to Exhibit  3.2  to
                              the  Form  S-1 filed by Registrant (Reg.  No.
                              33-56600).
           4.1          -     Form  of Common  Stock
                              certificate,  incorporated  by  reference  to
                              Exhibit   4.1  to  the  Form  S-1  filed   by
                              Registrant (Reg. No. 33-56600).
          10.1 +         -    Global Industries,  Ltd.
                              1992  Stock  Option  Plan,  incorporated   by
                              reference  to  Exhibit 10.1 to the  Form  S-1
                              filed by Registrant (Reg. No. 33-56600).
          10.2 +         -    Global Industries,  Ltd.
                              Profit   Sharing  and  Retirement  Plan,   as
                              amended, incorporated by reference to Exhibit
                              10.2  to  the  Form S-1 filed  by  Registrant
                              (Reg. No. 33-56600).
          10.3 +         -    Global Industries,  Ltd.
                              Non-Employee Director Stock Plan, as  amended
                              incorporated by reference to Exhibit 10.3  to
                              the  Registrant's Annual Report on Form  10-K
                              for the fiscal year ended March 31, 1996.
          10.4           -    Agreement of Lease dated
                              May   1,   1992,  between  SFIC  Gulf   Coast
                              Properties,  Inc. and Global Pipelines  PLUS,
                              Inc.,  incorporated by reference  to  Exhibit
                              10.6  to  the  Form S-1 filed  by  Registrant
                              (Reg. No. 33-56600).
          10.7           -    Lease  Extension  and
                              Amendment  Agreement dated January  1,  1996,
                              between  Global Industries, Ltd. and  William
                              J.  Dore' relating to the Lafayette office and
                              adjacent  land incorporated by  reference  to
                              Exhibit  10.7  to  the  Registrant's   Annual
                              Report on Form 10-K for the fiscal year ended
                              March 31, 1996.
          10.11          -    Agreement  between
                              Global  Divers  and  Contractors,  Inc.   and
                              Colorado  School of Mines, dated October  15,
                              1991,  incorporated by reference  to  Exhibit
                              10.20  to  the  Form S-1 filed by  Registrant
                              (Reg. No. 33-56600).
          10.12          -    Sublicense Agreement
                              between  Santa  Fe International  Corporation
                              and Global Pipelines PLUS, Inc. dated May 24,
                              1990,   relating  to  the  Chickasaw's   reel
                              pipelaying   technology,   incorporated    by
                              reference  to Exhibit 10.21 to the  Form  S-1
                              filed by Registrant (Reg. No. 33-56600).
          10.13         -     Non-Competition
                              Agreement  and Registration Rights  Agreement
                              between  the Registrant and William J.  Dore',
                              incorporated by reference to Exhibit 10.23 to
                              the  Form  S-1 filed by Registrant (Reg.  No.
                              33-56600).
          10.14 +       -     Global Industries,
                              Ltd.  Restricted Stock Plan, incorporated  by
                              reference  to Exhibit 10.25 to the  Form  S-1
                              filed by Registrant (Reg. No. 33-56600).
          10.15         -     Capital Construction
                              Fund  Agreement  by  and between  the  United
                              States   of  America,  represented   by   the
                              Secretary  of Transportation, acting  by  and
                              through the Maritime Administrator and Global
                              Industries,  Ltd., incorporated by  reference
                              to  Exhibit 10.18 to the Registrant's  Annual
                              Report on Form 10-K for the fiscal year ended
                              March 31, 1994.
          10.16 +       -     Second Amendment to
                              the  Global  Industries, Ltd. Profit  Sharing
                              Plan,  incorporated by reference  to  Exhibit
                              10.19   to   the   Registrant's  Registration
                              Statement on Form S-1 (Reg. No. 33-81322).
          10.17 +       -     Global Industries,
                              Ltd.   1995  Employee  Stock  Purchase   Plan
                              incorporated by reference to Exhibit 10.20 to
                              the  Registrant's Annual Report on Form  10-K
                              for the fiscal year ended March 31, 1995.
          10.18         -     Trust  Indenture
                              relating    to   United   States   Government
                              Guaranteed Ship Financing Obligations between
                              Global   Industries,  Ltd.,  shipowner,   and
                              Hibernia  National  Bank, Indenture  Trustee,
                              dated  as  of September 27, 1994 incorporated
                              by   reference  to  Exhibit  10.22   to   the
                              Registrant's Annual Report on Form  10-K  for
                              the fiscal year ended March 31, 1995.
          10.19 +       -     Amendment to Global
                              Industries,  Ltd.  1992  Stock  Option   Plan
                              incorporated by reference to Exhibit 10.23 to
                              the  Registrant's Annual Report on Form  10-K
                              for the fiscal year ended March 31, 1996.
          10.20         -     Restated Credit
                              Agreement dated as of April 17, 1997 by,  and
                              Among  Bank  One,  National  Association,  as
                              agent for lenders Global Industries, Ltd. and
                              its  Subsidiaries, incorporated by  reference
                              to  Exhibit 10.20 to the Registrant's  Annual
                              Report on Form 10-K for the fiscal year ended
                              March 31, 1997.
          10.21         -     Trust Indenture
                              relating    to   United   States   Government
                              Guaranteed Ship Financing Obligations between
                              Global Industries, Ltd., shipowner, and First
                              National Bank of Commerce, Indenture Trustee,
                              dated as of August 15, 1996,  incorporated by
                              reference   to   Exhibit   10.21    to    the
                              Registrant's Annual Report on Form  10-K  for
                              the fiscal year ended March 31, 1997.
          10.22         -     Form of Indemnification
                              Agreement between the Registrant and each  of
                              the  Registrant's directors, incorporated  by
                              reference   to   Exhibit   10.22    to    the
                              Registrant's Annual Report on Form  10-K  for
                              the fiscal year ended March 31, 1997.
          10.23         -     Asset  Purchase
                              Agreement between Global Industries, Ltd. and
                              J.  Ray  McDermott, Inc. dated as of December
                              23, 1996 incorporated by reference to Exhibit
                              2.1  to  the Registrant's Current  Report  on
                              Form 8-K dated February 12, 1997.
          10.24         -     Barge  and  Crane
                              Purchase Agreement between Global Industries,
                              Ltd. and Hydro Marine Services, Inc. dated as
                              of   December   23,   1996  incorporated   by
                              reference  to Exhibit 2.2 to the Registrant's
                              Current Report on Form 8-K dated February 12,
                              1997.
          10.25         -     Barge  Purchase
                              Option  Agreement  between Global  Industries
                              Ltd. and Hydro Marine Services, Inc. dated as
                              of   December   23,   1996  incorporated   by
                              reference  to Exhibit 2.3 to the Registrant's
                              Current Report on Form 8-K dated February 12,
                              1997.
          10.26 +       -     1996 Amendment  to
                              Global  Industries, Ltd. 1995 Employee  Stock
                              Purchase  Plan, incorporated by reference  to
                              Exhibit  10.26  to  the  Registrant's  Annual
                              Report on Form 10-K for the fiscal year ended
                              March 31, 1997.
          10.27         -     Amendment Assignment
                              and  Assumption  of  Authorization  Agreement
                              relating  to  United States  Government  Ship
                              Financing    obligations    between    Global
                              Industries,   Ltd.,  shipowner,   and   First
                              National Bank of Commerce, Indenture Trustee,
                              dated  as  of  October 23, 1996, incorporated
                              by   reference  to  Exhibit  10.27   to   the
                              Registrant's Annual Report on Form  10-K  for
                              the fiscal year ended March 31, 1997.
         * 10.28 +      -     Global
                              Industries, Ltd.1998 Equity Incentive Plan.
         * 10.29 +      -     First  Amendment   to
                              Restated  Credit Agreement dated as  of  June
                              23, 1997 by and among the Registrant, certain
                              of  its  subsidiaries, Bank  One,  Louisiana,
                              National  Association and the  other  lenders
                              named  therein; Second Amendment to  Restated
                              Credit  Agreement dated as  of  November  18,
                              1997 by and among the Registrant, certain  of
                              its   subsidiaries,  Bank   One,   Louisiana,
                              National  Association and the  other  lenders
                              named   therein;  and  Third   Amendment   to
                              Restated  Credit Agreement dated as of  April
                              8,  1998 by and among the Registrant, certain
                              of  its  subsidiaries, Bank  One,  Louisiana,
                              National  Association and the  other  lenders
                              named therein.
            10.31       -     Acquisition  Agreement
                              among  the  Registrant Sub Sea  International
                              and Dresser Industries, dated, June 24, 1997,
                              incorporated  by reference to Exhibit  21  to
                              the  Registrant current report  on  Form  8-K
                              dated August 8, 1997.
            10.32       -     Facilities
                              Agreement  (related to Carlyss  Facility)  by
                              and  between the Registrant and Lake  Charles
                              Harbor  and  Terminal District  dated  as  of
                              November  1, 1997, incorporated by  reference
                              to  Exhibit  10.2  to Registrant's  Quarterly
                              Report  on Form 10-Q for the quarterly period
                              ended December 31, 1997.
            10.33        -    Ground  Lease
                              and  Lease-Back Agreement (related to Carlyss
                              Facility)  by and between the Registrant  and
                              Lake  Charles  Harbor and  Terminal  District
                              dated as of November 1, 1997, incorporated by
                              reference  to  Exhibit 10.3  to  Registrant's
                              Quarterly  Report  on  Form  10-Q   for   the
                              quarterly period ended December 31, 1997.
            10.34        -    Trust Indenture
                              (related to Carlyss Facility) by and  between
                              Lake Charles Harbor and Terminal District and
                              First  National Bank of Commerce, as Trustee,
                              dated as of November 1, 1997, incorporated by
                              reference  to  Exhibit 10.4  to  Registrant's
                              Quarterly  Report  on  Form  10-Q   for   the
                              quarterly period ended December 31, 1997.
             10.35       -    Pledge  and
                              Security   Agreement  (related   to   Carlyss
                              Facility) by and between Registrant and  Bank
                              One,  Louisiana, National Association,  dated
                              as  of  November  1,  1997,  incorporated  by
                              reference  to  Exhibit 10.5  to  Registrant's
                              Quarterly  Report  on  Form  10-Q   for   the
                              quarterly period ended December 31, 1997.
          *  21.1        -    Subsidiaries  of  the
                              Registrant.
          *  23.1        -    Consent of Deloitte & Touche LLP.
          *  27          -    Financial Data Schedule


     *Filed herewith.
     +Management Compensation Plan or Agreement.



                             SIGNATURES


      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GLOBAL INDUSTRIES, LTD.


                              By:  /s/  MICHAEL  J.  MCCANN
                              _______________________________________
                                       Michael J. McCann
                              Vice President, Chief Financial Officer
                           (Principal Financial and Accounting Officer)

June 25, 1998

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/  WILLIAM J. DORE'
-----------------------
     William J. Dore'     Chairman of the Board, President,    June 25, 1998
                          Chief Executive Officer and
                          Director

/s/  JAMES C. DAY
------------------------  Director                             June 25, 1998
     James C. Day


/s/  MYRON J. MOREAU
------------------------  Director                             June 25, 1998
     Myron J. Moreau


/s/  EDWARD P. DJEREJIAN
------------------------  Director                             June 25, 1998
     Edward P. Djerejian


/s/  MICHAEL J. POLLOCK
------------------------  Director                             June 25, 1998
     Michael J. Pollock


/s/  MICHAEL J. MCCANN
------------------------  Vice President, Chief Financial      June 25, 1998
     Michael J. McCann    Officer and Director




                                                         Exhibit 10.28


                         GLOBAL INDUSTRIES, LTD.
                        1998 EQUITY INCENTIVE PLAN

                                I.  PURPOSE

      The purpose of the Global Industries, Ltd. 1998 EQUITY INCENTIVE PLAN is to provide a means through which Global Industries, Ltd. and its subsidiaries may attract able persons to enter the employ of the Company
(as defined below) or its Subsidiaries, and to provide a means whereby those individuals upon whom the responsibilities of the successful administration and management of the Company and its Subsidiaries rest, and whose present and potential contributions to the welfare of the Company and its Subsidiaries are of importance, can acquire and maintain stock ownership, thereby strengthening their concern for the welfare of the Company and its subsidiaries. A further purpose of the Plan is to provide such individuals with additional incentive and reward opportunities designed to enhance the profitable growth of the Company and its Subsidiaries. Accordingly, the Plan provides that the Company may grant to certain employees shares of Restricted Stock, or the option to purchase shares of Common Stock, as hereinafter set forth. Options granted under the Plan may be either Incentive Stock Options or options that do not constitute Incentive Stock Options.

                             II.  DEFINITIONS

      The following definitions (including any plural thereof) shall be applicable throughout the Plan unless specifically modified by any Section:

      (a) "ADMINISTRATOR" means (i) in the context of Awards made to, or the administration (or interpretation of any provision) of the Plan as it relates to, any person who is subject to Section 16 of the Exchange Act (including any successor section to the same or similar effect, "Section 16"), the Committee, or (ii) in the context of Awards made to, or the administration (or interpretation of any provision) of the Plan as its relates to, any person who is not subject to Section 16, the Committee or the Chief Executive Officer of the Company if the Chief Executive Officer is a Director.

     (b)  "AWARD" means an Option or grant of Restricted Stock.

     (c)  "BOARD" means the Board of Directors of the Company.

     (d) "CODE" means the Internal Revenue Code of 1986, as amended. Reference in the Plan to any section of the Code shall be deemed to include any amendments or successor provisions to such section and any regulations promulgated under such section.

     (e) "COMMITTEE" means a committee of the Board comprised solely of two or more outside Directors (within the meaning of the term "outside directors" as used in Section 162(m) of the Code and applicable interpretive authority thereunder and so long as the Company is subject to
Section 16 of the Exchange Act within the meaning of "Non-Employee Director" as defined in Rule 16b-3). Such committee shall be the Compensation Committee of the Board unless and until the Board designates another committee of the Board to serve as the Committee as described in the Plan.

     (f) "COMMON STOCK" means the common stock, $.01 par value, of the Company, or any security into which such Common Stock may be changed by reason of any transaction or event of the type described in Section IX(b).

     (g) "COMPANY" shall mean Global Industries, Ltd., a Louisiana corporation, or any successor thereto.

     (h) "DIRECTOR" means an individual elected to the Board by the shareholders of the Company or by the Board under applicable corporate law who is serving on the Board on the date the Plan is adopted by the Board or is elected to the Board after such date.

     (i) "DISABILITY" means any permanent and total disability as defined in section 22(e)(3) of the Code.

     (j) "EMPLOYEE" means any person (which may include a Director) in an employment relationship with the Company or with respect to Incentive Stock Options, any parent or subsidiary corporation as defined in section 424 of the Code, or with respect to Awards that do not constitute an Incentive Stock Option, any Subsidiary of the Company.

     (k) "EXCHANGE ACT" means the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

     (l) "INCENTIVE STOCK OPTION" means an incentive stock option within the meaning of section 422 of the Code.

     (m) "MARKET VALUE PER SHARE" means, as of any specified date, the closing sale price of the Common Stock on that date (or, if there are no sales on that date, the last preceding date on which there was a sale) in the principal securities market in which the Common Stock is then traded. If the Common Stock is not publicly traded at the time a determination of "Market Value per Share" is required to be made hereunder, the determination of such amount shall be made by the Administrator in such manner as it deems appropriate.

     (n)   "OPTION" means an option to purchase Common Stock granted under
Section VII of the Plan and includes both Incentive Stock Options and Options that do not constitute Incentive Stock Options.

     (o) "OPTION AGREEMENT" means a written agreement between the Company and an Optionee with respect to, and evidencing the grant of, an Option.

     (p)  "OPTIONEE" means an employee who has been granted an Option.

     (q) "PLAN" means the Global Industries, Ltd. 1998 Equity Incentive Plan, as amended from time to time.

     (r) "RESTRICTED STOCK" means shares of Common Stock granted pursuant to Section VIII of the Plan as to which neither the substantial risk of forfeiture nor the restriction on transfers referred to therein has expired.

     (s) "RESTRICTED STOCK AGREEMENT" means a written agreement between the Company and a recipient of Restricted Stock with respect to, and evidencing the grant of, Restricted Stock.

     (t) "RULE 16B-3" means Rule 16b-3 under the Exchange Act, as such rule may be amended from time to time, any successor rule, regulation or statute fulfilling the same or similar function.

     (u) "SUBSIDIARY" means any entity other than the Company (whether a partnership, trust, corporation, limited liability company or other) with respect to which the Company, directly or indirectly through one or more other entities, owns equity interests possessing 25 percent or more of the total combined voting power of all equity interests of such entity (excluding voting power that arises only upon the occurrence of one or more specified events).

               III.  EFFECTIVE DATE AND DURATION OF THE PLAN

      The Plan shall become effective upon the date of its adoption by the Board; provided, that the Plan is approved by the shareholders of the Company within twelve months thereafter. Notwithstanding any provision of the Plan or of any Option Agreement or Restricted Stock Agreement, no Option shall be exercisable, and no shares of Restricted Stock shall vest, prior to such shareholder approval. No further Options or Restricted Stock may be granted under the Plan after ten years from the date the Plan is adopted by the Board. The Plan shall remain in effect until all Options granted under the Plan have been satisfied or expired, and all shares of Restricted Stock granted under the Plan have vested or been forfeited.

                            IV.  ADMINISTRATION

      (a)    ADMINISTRATOR.   The  Plan  shall  be  administered  by   the
Administrator, so that Awards made to, and the administration (or interpretation of any provision) of the Plan as it relates to, any person who is subject to Section 16, shall be made or effected by the Committee, and Awards made to, and the administration (or interpretation of any provision) of the Plan as it relates to, any person who is not subject to
Section 16, shall be made or effected by either the Committee or the Chief Executive Officer of the Company if the Chief Executive Officer is a Director.

      (b) POWERS. Subject to the express provisions of the Plan, the Administrator shall have authority, in its discretion, to determine which employees or Directors shall receive an Award, the time or times when such Award shall be granted, whether an Incentive Stock Option or nonqualified Option shall be granted, and the number of shares to be subject to each Award. In making such determinations, the Administrator shall take into account the nature of the services rendered by the respective employees or Directors, their present and potential contribution to the Company's success and such other factors as the Administrator in its discretion shall deem relevant. Subject to the express provisions of the Plan, the
Administrator shall also have the power to construe the Plan and the respective agreements executed hereunder, to prescribe rules and regulations relating to the Plan, and to determine the terms, restrictions and provisions of the Option Agreements and the Restricted Stock Agreements, including such terms, restrictions and provisions as shall be requisite in the judgment of the Administrator to cause designated Options to qualify as Incentive Stock Options, and to make all other determinations necessary or advisable for administering the Plan. The Administrator may correct any defect or supply any omission or reconcile any inconsistency in the Plan or in any agreement relating to an Award in the manner and to the extent it shall deem expedient to carry it into effect. The determination of the Administrator on the matters referred to in this Section IV shall be conclusive; provided, however, that in the event of any conflict in any such determination as between the Committee and the Chief Executive Officer of the Company, each acting in capacity as Administrator of the Plan, the determination of the Committee shall be final and conclusive. All decisions and determinations of the Committee shall be made by a majority of the members thereof.

             V.  SHARES SUBJECT TO THE PLAN; GRANT OF OPTIONS;
                         GRANT OF RESTRICTED STOCK

     (a)  SHARES SUBJECT TO THE PLAN.  Subject to adjustment as provided in
Section IX(b), the aggregate number of shares of Common Stock that may be issued under the Plan shall not exceed 3,200,000 shares. Shares shall be deemed to have been issued under the Plan only to the extent actually issued and delivered pursuant to an Option or a grant of Restricted Stock.
To the extent that an Option or a grant of Restricted Stock lapses or the rights of the recipient with respect thereto terminate, any shares of Common Stock then subject to such Option or grant of Restricted Stock shall again be available for grant under the Plan. Notwithstanding any provision in the Plan to the contrary, the maximum number of shares of Common Stock that may be subject to Options granted to any one individual during any calendar year may not exceed (i)100,000 shares and (ii) may be granted as Restricted Stock, may not exceed 100,000 shares(in each case subject to adjustment as provided in Section IX(b)). The limitation set forth in the preceding sentence shall be applied in a manner which will permit compensationgenerated in connection with Options (and grants of Restricted Stock)awarded under the Plan by the Committee that is intended to constitute "performance based" compensation for purposes of section 162(m) of the Code to so qualify, including, without limitation, counting against such maximum number of shares, to the extent required under section 162(m) of the Code and applicable interpretive authority thereunder, any shares subject to Options that are canceled or repriced.

      (b) GRANT OF OPTIONS. The Administrator may from time to time grant Options to one or more Employees or Directors determined by it to be eligible for participation in the Plan in accordance with the terms of this Plan.

      (c) GRANT OF RESTRICTED STOCK. The Administrator may from time to time grant Restricted Stock to one or more Employees or Directors determined by it to be eligible for participation in the Plan in accordance with the terms of this Plan.

      (d)   STOCK  OFFERED.   Subject  to  the  limitations  set  forth  in
Section V(a) above, the stock to be offered pursuant to an Award may be authorized but unissued Common Stock or Common Stock previously issued and outstanding and reacquired by the Company. All authorized and unissued shares issued as Common Stock in accordance with the Plan, Option Agreements and Restricted Stock Agreements hereunder shall be fully paid and non-assessable shares. Any of such shares which remain unissued and which are not subject to outstanding Awards at the termination of the Plan shall cease to be subject to the Plan but, until termination of the Plan, the Company shall at all times make available a sufficient number of shares to meet the requirements of the Plan.

                             VI.  ELIGIBILITY

      Awards may be granted only to persons who, at the time of grant, are Employees or Directors. An Award may be granted on more than one occasion to the same person and, subject to the limitations set forth in the Plan, Awards consisting of Options may include an Incentive Stock Option or an Option that is not an Incentive Stock Option or any combination thereof, and Awards may consist of any combination of Options and Restricted Stock.

                            VII.  STOCK OPTIONS

      (a) OPTION PERIOD. The term of each Option shall be as specified by the Administrator at the date of grant.

      (b)   LIMITATIONS  ON  EXERCISE  OF  OPTION.   An  Option  shall  be
exercisable in whole or in such installments and at such times as determined by the Administrator at the date of grant.

      (c) SPECIAL LIMITATIONS ON INCENTIVE STOCK OPTIONS. An Incentive Stock Option may be granted only to an individual who is an Employee. To the extent that the aggregate Market Value per Share (determined at the time the respective Incentive Stock Option is granted) of Common Stock with respect to which Incentive Stock Options are exercisable for the first time by an individual during any calendar year under all incentive stock option plans of the Company and its parent and Subsidiary corporations exceeds $100,000, such Incentive Stock Options shall be treated as Options which do not constitute Incentive Stock Options. The Administrator shall determine, in accordance with applicable provisions of the Code, Treasury Regulations and other administrative pronouncements, which of an Optionee's Incentive Stock Options will not constitute Incentive Stock Options because of such limitation and shall notify the Optionee of such determination as soon as practicable after such determination. No Incentive Stock Option shall be granted to an individual if, at the time the Option is granted, such individual owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or of its parent or Subsidiary corporation, within the meaning of section 422(b)(6) of the Code, unless
(i) at the time such Option is granted the option price is at least 110% of the Market Value per Share of the Common Stock subject to the Option and
(ii) such Option by its terms is not exercisable after the expiration of five years from the date of grant. An Incentive Stock Option shall not be transferable otherwise than by will or the laws of descent and distribution, and shall be exercisable during the Optionee's lifetime only by such Optionee or the Optionee's guardian or legal representative.

      (d) OPTION AGREEMENT. Each Option may be exercisable for such periods (not to exceed 10 years from the date of grant thereof) and shall be evidenced by an Option Agreement in such form and containing such provisions, terms and conditions not inconsistent with the provisions of the Plan as the Administrator from time to time shall approve, including, without limitation, provisions to qualify an Incentive Stock Option under section 422 of the Code. Each Option Agreement shall specify the effect of termination of (i) employment, or (ii) membership on the Board, as applicable, on the exercisability of the Option. An Option Agreement may provide for the payment of the option price, in whole or in part, by delivery of a number of shares of Common Stock (plus cash if necessary) having a Market Value per Share equal to such option price. Moreover, an Option Agreement may provide for a "cashless exercise" of the Option pursuant to procedures established by the Administrator with respect thereto. The terms and conditions of the respective Option Agreements need not be identical.

      (e) OPTION PRICE AND PAYMENT. The price at which a share of Common Stock may be purchased upon exercise of an Option shall be set forth in the Option Agreement and shall be determined by the Administrator but, subject to adjustment as provided in Section IX(b), such purchase price shall not be less than the Market Value per Share of a share of Common Stock on the date such Option is granted in the case of an Incentive Stock Option and 85% of the Market Value per Share of a share of Common Stock on the date such Option is granted in the case of an Option that is not an Incentive Stock Option. The Option or any portion thereof may be exercised by delivery of an irrevocable notice of exercise to the Company, as specified by the Administrator. The purchase price of the Option or portion thereof shall be paid in full in the manner specified by the Administrator. Separate stock certificates shall be issued by the Company for those shares acquired pursuant to the exercise of an Incentive Stock Option and for those shares acquired pursuant to the exercise of any Option that does not constitute an Incentive Stock Option.

      (f) SHAREHOLDER RIGHTS AND PRIVILEGES. The Optionee shall be entitled to all the privileges and rights of a shareholder only with respect to such shares of Common Stock as have been purchased under the Option and for which certificates representing such Common Stock have been registered in the Optionee's name.

      (g) OPTIONS IN SUBSTITUTION FOR STOCK OPTIONS GRANTED BY OTHER CORPORATIONS. Options may be granted under the Plan from time to time in substitution for stock options held by individuals employed by corporations who become employees as a result of a merger or consolidation or other business combination of the employing corporation with the Company or any Subsidiary.

                          VIII.  RESTRICTED STOCK

     (a) OWNERSHIP OF RESTRICTED STOCK. Upon receipt by the Company of an executed Restricted Stock Agreement, each grant of Restricted Stock will constitute an immediate transfer of record and beneficial ownership of the shares of Restricted Stock to the recipient of the grant in consideration of the performance of services by such recipient (or other consideration determined by the Administrator), entitling the recipient to all voting and other ownership rights, but subject to the restrictions hereinafter referred or contained in the related Restricted Stock Agreement. Each grant may, in the discretion of the Administrator, limit the recipient's dividend rights during the period in which the shares of Restricted Stock are subject to a substantial risk of forfeiture and restrictions on transfer. In the event that, as the result of a stock split or stock dividend or combination of shares or any other change, or exchange for other securities, by reclassification, reorganization, merger, consolidation, recapitalization or otherwise, the recipient shall, as the owner of Common Stock subject to restrictions hereunder, be entitled to new or additional shares of stock or securities, the certificate or certificates for, or other evidences of, such new or additional or different shares or securities, shall also be subject to all provisions of the Plan and the applicable Restricted Stock Agreement relating to substantial risk of forfeiture, restrictions and lapse of restrictions to the extent applicable to the shares with respect to which they were distributed; provided, however, that if the recipient shall receive rights, warrants or fractional interests in respect of any of such Common Stock, such rights or warrants may be held, exercised, sold or otherwise disposed of, and such fractional interests may be settled, by the recipient free and clear of the restrictions hereafter set forth.


      (b) SUBSTANTIAL RISK OF FORFEITURE AND RESTRICTIONS ON TRANSFER. Each grant of Restricted Stock will provide that (i) the shares covered thereby will be subject, for a period or periods (which may be based upon achievement of performance standards) determined by the Administrator at the date of grant, to one or more restrictions, including, without limitation, a restriction that constitutes a "substantial risk of forfeiture" within the meaning of section 83 of the Code and applicable interpretive authority thereunder, and (ii) during such period or periods during which such restrictions are to continue, the transferability of the Restricted Stock subject to such restrictions will be prohibited or restricted in a manner and to the extent prescribed by the Administrator at the date of grant, including prohibitions on sale, assignment, pledge or hypothecation of the shares.

      (c) RESTRICTED STOCK HELD IN TRUST. Shares of Common Stock awarded pursuant to a grant of Restricted Stock will be held in trust by the Company for the benefit of the recipient until such time as the applicable restriction on transfer thereof shall have expired or otherwise lapsed, at which time certificates representing such Common Stock will be delivered to the recipient. Certificates representing Common Stock issued pursuant to the Plan shall be imprinted with a legend to the effect that the shares represented thereby may not be sold, exchanged, transferred, pledged, hypothecated or otherwise disposed of except in accordance with the terms of this Plan and the Restricted Stock Agreement and applicable securities laws, and each transfer agent for the Common Stock shall be instructed to like effect in respect of such shares. In aid of such restrictions, the Company may require the recipient to execute and deliver to the Company a stock power in blank with respect to the shares and may, in its sole discretion, determine to retain possession of the certificates for shares with respect to which the restrictions have not lapsed. The Company shall have the right, in its sole discretion, to exercise such stock power in the event that the Company becomes entitled to shares pursuant to the provisions of the Plan or the Restricted Stock Agreement related to such shares. In the event of the termination of the Participant's employment with the Company, the Participant shall be obligated, for no consideration, to forfeit and surrender such shares, to the extent then subject to restrictions, to the Company. The restrictions shall be binding upon and enforceable against any transferee.

      (d) RESTRICTED STOCK AGREEMENT; CONSIDERATION. (i) Each grant of Restricted Stock shall be evidenced by a Restricted Stock Agreement in such form and containing such provisions not inconsistent with the provisions of the Plan as the Administrator from time to time shall approve. The terms and conditions of the respective Restricted Stock Agreements need not be identical. Each grant of Restricted Stock may be made without additional consideration or in consideration of a payment by the recipient that is less than the Market Value per Share on the date of grant, as determined by the Administrator.

           (ii) As a condition to the issuance of shares of Common Stock to a recipient, such recipient must consent to the provisions of this Plan as then in effect and the Restricted Stock Agreement by executing a copy of the Restricted Stock Agreement and returning such executed copy to the Company. The failure by a recipient to execute and return a copy of such Restricted Stock Agreement within 30 days of its issuance shall constitute grounds for the forfeiture of any right to receive the shares of Common Stock potentially issuable pursuant to such Restricted Stock Agreement, in the discretion of the Administrator.

        IX.  RECAPITALIZATION, REORGANIZATION AND CHANGE IN CONTROL

      (a) NO EFFECT ON RIGHT OR POWER. The existence of the Plan and the Awards granted hereunder shall not affect in any way the right or power of the Board or the shareholders of the Company or any Subsidiary to make or authorize any adjustment, recapitalization, reorganization or other change in the Company's or any Subsidiary's capital structure or its business, any merger or consolidation of the Company or any Subsidiary, any issue of debt or equity securities ahead of or affecting Common Stock or the rights thereof, the dissolution or liquidation of the Company or any Subsidiary or any sale, lease, exchange or other disposition of all or any part of its assets or business or any other corporate act or proceeding.

     (b) CHANGES IN COMMON STOCK. The provisions of Section V(a) imposing limits on the numbers of shares of Common Stock covered by Awards granted under the Plan, as well as the number or type of shares or other property subject to outstanding Options and Restricted Stock grants and the applicable option prices per share, shall be adjusted appropriately by the Committee in the event of stock dividends, spin offs of assets or other extraordinary dividends, stock splits, combinations of shares, recapitalization, mergers, consolidations, reorganizations, liquidations, issuances of rights or warrants, conversion or exchange of the Common Stock for a different number or kind of shares of stock or securities of the Company or another entity and similar transactions or events. If any such adjustment shall result in a fractional share, such fraction shall be disregarded.

      (c) CHANGE IN CONTROL. As used in the Plan, the term "Change in Control" shall mean:

           (aa) any person (within the meaning of Section 13(d) or 14(d) under the Exchange Act, including any group (within the meaning of Section 13(d)(3) under the Exchange Act), a "Person") except an underwriter or group of underwriters in connection with a public offering of the Common Stock, is or becomes the "beneficial owner" (as such term is defined in Rule 13d-3 promulgated under the Exchange
     Act), directly or indirectly, of securities of the Company (such Person being referred to as an "Acquiring Person") representing 50% or more of the combined voting power of the Company's outstanding securities other than beneficial ownership by (i) the Company or any Subsidiary of the Company, (ii) any employee benefit plan of the Company or any Person organized, appointed or established pursuant to the terms of any such employee benefit plan (unless such plan or Person is a party to or is utilized in connection with a transaction led by Outside Persons), or (iii) William J. Dore' or any Person controlling, controlled by or under common control with Dore' (Persons referred to in clauses (i) and (ii) hereof are hereinafter referred to as "Excluded Persons"); or

           (bb) individuals who constituted the Board as of May 30, 1998 (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board, provided that any individual becoming a director subsequent to May 30, 1998 whose appointment to fill a vacancy or to fill a new Board position or whose nomination for election by the Company's shareholders was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board; or

           (cc) the Company mergers with or consolidates into or engages in a reorganization or similar transaction with another entity pursuant to a transaction in which the Company is not the "Controlling Corporation"; or

           (dd) the Company sells, leases or otherwise disposes of all or substantially all of its assets, other than to Excluded Persons, or is dissolved or liquidated.

      For purposes of clause (aa) above, if at any time there exist securities of different classes entitled to vote separately in the election of directors, the calculation of the proportion of the voting power held by a beneficial owner of the Company's securities shall be determined as follows: first, the proportion of the voting power represented by securities held by such beneficial owner of each separate class or group of classes voting separately in the election of directors shall be determined, provided that securities representing more than 50% of the voting power of securities of any such class or group of classes shall be deemed to represent 100% of such voting power; second, such proportion shall then be multiplied by a fraction, the numerator of which is the number of directors which such class or classes is entitled to elect and the denominator of which is the total number of directors elected to membership on the Board at the time; and third, the product obtained for each such separate class or group of classes shall be added together, which sum shall be the proportion of the combined voting power of the Company's outstanding securities held by such beneficial owner.

      For purposes of clause (aa) above, the term "Outside Persons" means any Persons other than Persons described in clauses (aa) (i) or (iii) above (as to Persons described in clause (aa) (iii) above, while they are Excluded Persons) or members of senior management of the Company in office immediately prior to the time the Acquiring Person acquires the beneficial ownership described in clause (aa).

      For purposes of clause (cc) above, the Company shall be considered to be the Controlling Corporation in any merger, consolidation, reorganization or similar transaction unless either (1) the shareholders of the Company immediately prior to the consummation of the transaction (the "Old Shareholders") would not, immediately after such consummation, beneficially own, directly or indirectly, securities of the resulting entity entitled to elect a majority of the members of the Board of Directors or other governing body of the resulting entity or (2) those persons who were directors of the Company immediately prior to the consummation of the proposed transaction would not, immediately after such consummation, constitute a majority of the directors of the resulting entity, provided that (I) there shall be excluded from the determination of the voting power of the Old Shareholders securities in the resulting entity beneficially owned, directly or indirectly, by the other party to the transaction and any such securities beneficially owned, directly or indirectly, by any Person acting in concert with the other party to the transaction (unless such other party or such Person is William J. Dore', (II) there shall be excluded from the determination of the voting power of the Old Shareholders securities in the resulting entity acquired in any such transaction other than as a result of the beneficial ownership of Company securities prior to the transaction and (III) persons who are directors of the resulting entity shall be deemed not to have been directors of the Company immediately prior to the consummation of the transaction if they were elected as directors of the Company within 90 days prior to the consummation of the transaction.

      Upon the occurrence of a Change in Control, with respect to each recipient of an Option hereunder, the Committee, acting in its sole discretion without the consent or approval of any optionee, shall effect one or more of the following alternatives, which may vary among individual
Optionees: (1) accelerate the time at which Options then outstanding may be exercised so that such Options may be exercised in full for a limited period of time on or before a specified date (before or after such Change of Control) fixed by the Committee, after which specified date all unexercised Options and all rights of Optionees thereunder shall terminate,
(2) require the mandatory surrender to the Company by selected Optionees of some or all of the outstanding Options held by such Optionees (irrespective of whether such options are then exercisable under the provisions of the
Plan) as of a date, before or after such Change of Control, specified by the Committee, in which event the Committee shall thereupon cancel such options and the Company shall pay to each optionee an amount of cash per share equal to the excess of the amount calculated in the next sentence (the "Change of Control Value") of the shares subject to such option over the exercise price(s) under such Options for such shares, (3) make such adjustments to options then outstanding as the Committee may determine in its sole discretion (provided, however, in its sole discretion the Committee may determine that no adjustment is necessary to Options then outstanding) or (4) provide that thereafter upon any exercise of an option theretofore granted the optionee shall be entitled to purchase under such option, in lieu of the number of shares of Common Stock then covered by such option, the number and class of shares of stock or other securities or property to which the optionee would have been entitled pursuant to the terms of the agreement of merger, consolidation or sale of assets and dissolution if, immediately prior to such merger, consolidation or sale of assets and dissolution the optionee had been the holder of record of the number of shares of Common Stock then covered by such option. "Change of Control Value" shall equal the amount determined in clause (i), (ii) or
(iii), whichever is applicable, as follows: (i) the per share price offered to shareholders of the Company in any such merger, consolidation, reorganization, sale of assets or dissolution transaction, (ii) the price per share offered to shareholders of the Company in any tender offer or exchange offer whereby a Change of Control takes place, or (iii) if such Change of Control occurs other than pursuant to a tender or exchange offer, the fair market value per share of the shares into which such Options being surrendered are exercisable, as determined by the Committee as of the date determined by the Committee to be the date of cancellation and surrender of such Options. In the event that the consideration offered to shareholders of the Company in any transaction described in this paragraph or the paragraph above consists of anything other than cash, the Committee shall determine the fair cash equivalent of the portion of the consideration offered which is other than cash. Upon the occurrence of a Change of Control, with respect to the recipient of Restricted Stock Awards the Committee, acting in its sole discretion, without the consent or approval of any holder of Restricted Stock may provide that (x) all restrictions applicable to such recipient's Restricted Stock shall lapse and the Restricted Stock shall vest in full, (y) all restrictions applicable to such recipient's Restricted Stock which would expire or be satisfied within twelve months of the Change of Control shall be deemed to have been satisfied and to that extent such Restricted Stock shall vest in full or
(iii) such Change of Control shall have no effect on the restrictions applicable to such recipient's Restricted Stock.


                 X.  AMENDMENT AND TERMINATION OF THE PLAN

      The Board in its discretion may terminate the Plan at any time with respect to any shares of Common Stock for which Awards have not theretofore been granted. The Board shall have the right to alter or amend the Plan or any part thereof from time to time, provided that no change in any Award theretofore granted may be made which would impair the rights of the recipient thereof without the consent of such recipient, and provided further that the Board may not, without approval of the shareholders of the Company, amend the Plan to (a) increase the maximum aggregate number of shares that may be issued under the Plan or (b) change the class of individuals eligible to receive Awards under the Plan.

                            XI.  MISCELLANEOUS

      (a) NO RIGHT TO AN OPTION OR RESTRICTED STOCK. Neither the adoption of the Plan nor any action of the Board or the Administrator shall be deemed to give an employee or Director any right to be granted an Award or any other rights hereunder except as may be evidenced by an Option Agreement or Restricted Stock Agreement duly executed and delivered on behalf of the Company, and then only to extent and on the terms and conditions expressly set forth therein. The Plan shall be unfunded. The Company shall not be required to establish any special or separate fund or to make any other segregation of funds or assets to assure the performance of its obligations under any Award. Nothing contained herein shall be deemed to create a trust of any kind or create any fiduciary relationship.

      (b) NO EMPLOYMENT OR MEMBERSHIP RIGHTS CONFERRED. Nothing contained in the Plan shall (i) confer upon any employee any right with respect to
continuation   of  employment  with  the  Company  or  any  Subsidiary   or
(ii) interfere in any way with the right of the Company or any Subsidiary to terminate his or her employment at any time. Nothing contained in the Plan shall confer upon any Director any right with respect to continuation of membership on the Board.

      (c) OTHER LAWS; WITHHOLDING. The Company shall not be obligated to issue any Common Stock pursuant to any Award granted under the Plan at any time when the shares covered thereby have not been registered under the Securities Act of 1933, as amended, and such other state and federal laws, rules and regulations as the Company or the Administrator deems applicable and, in the opinion of legal counsel to the Company, there is no exemption from the registration requirements of such laws, rules and regulations available for the issuance and sale of such shares. No fractional shares of Common Stock shall be delivered, nor shall any cash in lieu of fractional shares be paid. The Company shall have the right to (i) make deductions from any settlement or exercise of an Award made under the Plan, including the delivery of shares, or require shares or cash or both be withheld from any Award, in each case in an amount sufficient to satisfy withholding of any federal, state or local taxes required by law, or
(ii) take such other action as may be necessary or appropriate to satisfy any such tax withholding obligations. The Administrator may determine the manner in which such tax withholding may be satisfied, and may permit shares of Common Stock (together with cash, as appropriate) to be used to satisfy required tax withholding based on the Market Value per Share of any such shares of Common Stock, as of the date of delivery of shares in satisfaction of the applicable Award; provided that election by any participant who is subject to Section 16 of the Exchange Act may only be made during the period beginning on the third business day following the date of release for publication of quarterly or annual summary statements of earnings and ending on the last business day of the second month of the fiscal quarter during which such announcement was made following such date.

      (d) NO RESTRICTION ON CORPORATE ACTION. Subject to the restrictions contained in Section X, nothing contained in the Plan shall be construed to prevent the Company or any Subsidiary from taking any corporate action, whether or not such action would have an adverse effect on the Plan or any Award granted hereunder. No Employee, Director, beneficiary or other person shall have any claim against the Company or any Subsidiary as a result of any such action.

      (e) RESTRICTIONS ON TRANSFER OF OPTIONS AND CERTAIN UNDERLYING SHARES. An Option (other than an Incentive Stock Option, which shall be subject to the transfer restrictions set forth in Section VII(c)) shall not be transferable otherwise than (i) by will or the laws of descent and distribution, (ii) pursuant to a qualified domestic relations order as defined by the Code or Title I of the Employee Retirement Income Security Act of 1974, as amended, or the rules thereunder, or (iii) with the consent of the Administrator.

      (f) GOVERNING LAW. The Plan shall be constructed in accordance with the laws of the State of Texas.



                                                          Exhibit 10.29


          THIRD AMENDMENT TO RESTATED CREDIT AGREEMENT

     THIS THIRD AMENDMENT TO RESTATED CREDIT AGREEMENT (hereinafter referred to as the "Agreement") dated as of the 8th day of April, 1998 by and among GLOBAL INDUSTRIES, LTD., a Louisiana corporation (the "Borrower"), GLOBAL PIPELINES PLUS, INC., a Louisiana corporation ("Plus"), GLOBAL DIVERS AND CONTRACTORS, INC., a Louisiana corporation ("Divers"), GLOBAL MOVIBLE OFFSHORE, INC., a Louisiana corporation ("Movible"), PIPELINES, INCORPORATED, a Louisiana corporation ("Pipelines"), GLOBAL INDUSTRIES OFFSHORE, INC., a Delaware corporation ("Industries Offshore") and GLOBAL INTERNATIONAL VESSELS, LTD., a Cayman Islands corporation ("International Vessels") (Plus, Divers, Movible, Pipelines, Industries Offshore and International Vessels are collectively called the "Guarantors"), BANK ONE, LOUISIANA, NATIONAL ASSOCIATION, a national banking association ("Bank One"), ABN AMRO BANK N.V., HOUSTON AGENCY ("ABN"), CREDIT LYONNAIS NEW YORK BRANCH ("CL"), THE FUJI BANK, LIMITED, HOUSTON AGENCY ("Fuji"), HIBERNIA NATIONAL BANK ("Hibernia"), BANQUE PARIBAS ("Paribas") and WHITNEY NATIONAL BANK ("Whitney") (Bank One, ABN, CL, Fuji, Hibernia, Paribas and Whitney are hereinafter referred to collectively as "Banks", and individually as "Bank") and Bank One, as Agent (in such capacity, the "Agent").

     WHEREAS, Borrower, the Guarantors and the Bank One entered into a Restated Credit Agreement dated as of April 17, 1997 (the "Credit Agreement") under the terms of which Bank One agreed to provide Borrower with a revolving loan facility in amounts of up to $85,000,000.00; and

     WHEREAS, Bank One subsequently assigned interest in the Credit Agreement and the revolving commitment described therein to ABN AMRO Bank N.V., Houston Agency, Credit Lyonnais, New York Branch, The Fuji Bank, Limited, Houston Agency and Hibernia National Bank (with Bank One, the "Existing Bank Group"); and

     WHEREAS, Borrower, the Guarantors and the Existing Bank Group entered into a First Amendment to Restated Credit Agreement dated as of June 23, 1997 (the "First Amendment"); and

     WHEREAS, Borrower, the Guarantors and the Existing Bank Group entered into a Second Amendment to Restated Credit Agreement dated as of November 18, 1997 (the "Second Amendment"); and

     WHEREAS, as of the date hereof, Paribas and Whitney (the "Acquiring Banks") are acquiring interests in the Credit Agreement and the Revolving Commitment described therein; and

     WHEREAS, the Agent, the Banks, the Borrower and the Guarantors have agreed to further amend the Credit Agreement to increase the amount of the Revolving Commitment and made certain additional changes thereto.

     NOW,   THEREFORE,  in  consideration  of  the  mutual  covenants   and
agreements herein contained the parties agree to amend the Credit Agreement in the following respects:

     1. Section 1 of the Credit Agreement is hereby amended in the following respects:

          (a) By deleting the definition of "Revolving Commitment" and inserting the following new definition in lieu thereof:

               ""Revolving Commitment" shall mean (A) for all Banks, (i)$200,000,000 from the Effective Date through June 30, 2000; (ii) $150,000,000.00 from July 1, 2000 through  June 30, 2001; and (iii) $100,000,000.00  from
          July 1, 2001 through June 30, 2002 and (B) as to any Bank, its obligation to make Advances hereunder on the Revolving Loan and purchase its Pro Rata Part of participations in Letters of Credit issued hereunder by the Agent in amounts not exceeding an amount equal to its Revolving Commitment Percentage times the Revolving Commitment in existence at the time of determination."

          (b)    By   deleting  the  definition  of  "Revolving  Commitment
     Percentage" and inserting the following new definition in lieu thereof:

               ""Revolving Commitment Percentage" shall mean for each Bank the percentage derived by dividing its Revolving Commitment at the time of determination by the Revolving Commitments of all Banks at the time of determination. At the Effective Date, the Revolving Commitment Percentage of each Bank is as follows:

                    Bank One                 20%
                    ABN                      17%
                    CL                       15%
                    Fuji                     15%
                    Hibernia                 17%
                    Paribas                 7.5%
                    Whitney                 8.5%"

     2. Section 3 of the Credit Agreement is hereby amended in the following respects:

          (a)   Subsection 3(a) is hereby amended by deleting the reference
     therein    to   "$160,000,000"   and   asserting   in   lieu   thereof
     "$200,000,000".

          (b) Subsection 3(b) is hereby amended by deleting the first sentence thereof in its entirety and substituting the following sentence in lieu thereof:

               "From and after the date of the Third Amendment to Restated Credit Agreement, there shall be outstanding eight notes: (i) one Revolving Note in the aggregate face amount of $40,000,000 payable to the order of Bank One, (ii) one Revolving Note in the aggregate face amount of $34,000,000 payable to ABN, (iii) one
          Revolving Note in the aggregate face amount of $30,000,000 payable to the order of CL, (iv) one Revolving Note in the aggregate face amount of $30,000,000 payable to the order of Fuji, and (v) one Revolving Note in the aggregate face amount of $34,000,000 payable to the order of Hibernia, (vi) one Revolving Note in the aggregate face amount of
          $15,000,000  payable  to  the  order  of  Paribas,  and
          (vii) one Revolving Note in the aggregate face amount of $17,000,000 payable to the order of Whitney."

     3. Section 12 of the Credit Agreement is hereby amended in the following respects:

          (a) Subsection 12(g)(vii) thereof is hereby deleted in its entirety and the following new Subsection 12(g)(vii) inserted in lieu thereof:

               "(vii) performance and currency exchange risk guarantees given by Borrower on behalf of CCC Fabricaciones y Construcciones S.A. de C.V. ("CCC") for job and project completion costs not exceeding in the aggregate $150,000,000 performed in CCC's normal day-to-day operations, which performance and currency exchange risk guarantees involve an amount not to exceed in the aggregate outstanding at any time the sum of $75,000,000; or"

          (b) Subsection 12(g)(x) thereof is hereby deleted in its entirety and the following two new subsections inserted in lieu thereof:

               "(x)  indebtedness of CCC owed to Heller Financial
          [Company] in the amount of $17,500,000 secured by vessels of the Company; or

                (y)      renewals or extensions of any  or
          all of the foregoing."

     4. Section 13 of the Credit Agreement is hereby amended to add the following new Subsection (j):

          "(j) default shall occur under the CCC Credit Agreement."

     5. Section 14(f) of the Credit Agreement is hereby amended by deleting therefrom the second sentence of the fourth unnumbered paragraph and substituting the following new sentence in lieu thereof:

          "Provided, further, however, that no amendment, waiver, or other action shall be affected pursuant to the preceding sentence without the consent of all Banks which: (i) would increase the Revolving Commitment amount of any Bank, (ii) would reduce any fees hereunder, or the principal of, or the interest on, any Bank's Note or Notes, (iii) would postpone any date fixed for any payment of any fees hereunder, or any principal or interest of any Bank's Note or Notes, (iv) would materially increase any Bank's obligations hereunder or would materially alter Agent's obligations to any Bank hereunder, (v) would release Borrower from its obligations to pay any Bank's Note or Notes, (vi) would release any collateral pledged to secure the Borrower's obligations hereunder, or (vii) would amend this sentence."

     6. The Existing Bank Group does hereby sell, transfer and assign to the Acquiring Banks and the Acquiring Banks hereby purchase, assume and undertake from the Assignor undivided interests in the Revolving Commitment and Revolving Loans, said assignment to be made pursuant to the terms of Exhibit "A" hereto.

     7. Exhibit C to the Credit Agreement is hereby deleted and replaced by the new Exhibit C in the form attached hereto.

     8. The obligation of the Banks hereunder shall be subject to the following conditions precedent:

          (a) Borrower's Execution and Delivery. Borrower shall have executed and delivered to the Agent for the benefit of the Banks, this Agreement, the new Notes and other required documents, all in form and substance satisfactory to Agent;

          (b) Guarantors' Execution and Delivery. The Guarantors shall have executed and delivered to the Agent for the benefit of the Banks, new Guaranties in the form of Exhibit C hereto and other required documents, all in form and substance satisfactory to Agent;

          (c)    Legal  Opinion.   The  Agent  shall  have  received   from
     Borrower's and Guarantors' legal counsel a favorable legal opinion in form and substance reasonably satisfactory to Agent and its counsel;

          (d)   Corporate  Resolutions.   The  Agent  shall  have  received
     appropriate certified corporate resolutions of Borrower and each Guarantor;

          (e) Good Standing. The Agent shall have received evidence of existence and good standing for Borrower and each Guarantor;

          (f) Amendments to Articles of Incorporation and Bylaws. The Agent shall have received copies of all amendments to the Articles of Incorporation of Borrower and each Guarantor made since the Effective Date of the Credit Agreement, certified by the Secretary of State of the State or Country of its incorporation, and a copy of any amendments to the Bylaws of Borrower and each Guarantor, made since the Effective Date of the Credit Agreement, certified by Borrower and each Guarantor as being true, correct and complete;

          (g) Payment of Fees. The Agent shall have received payment in full of all fees due on the date of execution of this Agreement;

          (h) Representation and Warranties. The representations and warranties of Borrower and each Consolidated Subsidiary under this Agreement are true and correct in all material respects as of such date, as if then made (except to the extent that such representations and warranties related solely to an earlier date or the Majority Banks shall have consented to the contrary);

          (i) No Event of Default. No Event of Default shall have occurred and be continuing nor shall any event have occurred or failed to occur which, with the passage of time or service of notice, or both, would constitute an Event of Default;

          (j) Other Documents. Agent shall have received such other instruments and documents incidental and appropriate to the transaction provided for herein as Bank or its counsel may reasonably request, and all such documents shall be in form and substance reasonably satisfactory to the Agent; and

          (k) Legal Matters Satisfactory. All legal matters incident to the consummation of the transactions contemplated hereby shall be reasonably satisfactory to special counsel for Agent retained at the expense of Borrower.

     9. Except to the extent its provisions are specifically amended, modified or superseded by this Agreement, the representations, warranties and affirmative and negative covenants of the Borrower contained in the Credit Agreement are incorporated herein by reference for all purposes as if copied herein in full. The Borrower hereby restates and reaffirms each and every term and provision of the Credit Agreement, as amended, including, without limitation, all representations, warranties and affirmative and negative covenants. Except to the extent its provisions are specifically amended, modified or superseded by this Agreement, the Credit Agreement, as amended, and all terms and provisions thereof shall remain in full force and effect, and the same in all respects are confirmed and approved by the Borrower and the Banks.

     10. Unless otherwise defined herein, all defined terms used herein shall have the same meaning ascribed to such terms in the Credit Agreement.

     11. This Agreement may be executed in any number of identical separate counterparts, each of which for all purposes to be deemed an original, but all of which shall constitute, collectively, one Agreement.

     12. The Guarantors are executing this Agreement only to indicate their consent to the execution hereof by the Borrower.

     13. WRITTEN CREDIT AGREEMENT. THE CREDIT AGREEMENT, AS AMENDED BY THE FIRST AMENDMENT, THE SECOND AMENDMENT AND THIS THIRD AMENDMENT, REPRESENTS THE FINAL AGREEMENT BETWEEN AND AMONG THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN AND AMONG THE PARTIES.

     IN WITNESS WHEREOF, the parties have caused this Third Amendment to Restated Credit Agreement to be duly executed as of the date first above written.

                              BORROWER:

                              GLOBAL INDUSTRIES, LTD.
                              a Louisiana corporation


                              By:
                              Name:
                              Title:

                              GUARANTORS:

                              GLOBAL PIPELINES PLUS, INC.;
                              GLOBAL DIVERS AND CONTRACTORS,INC.;
                              GLOBAL MOVIBLE OFFSHORE, INC.;
                              PIPELINES, INCORPORATED;
                              GLOBAL INDUSTRIES OFFSHORE, INC.; AND
                              GLOBAL INTERNATIONAL VESSELS, LTD.



                              By:
                              Name:
                              Title:

                              BANKS:

                              BANK ONE, LOUISIANA, NATIONAL
                              ASSOCIATION, a national banking association



                              By:
                                   Rose M. Miller, Vice President

                              ABN AMRO BANK N.V., HOUSTON AGENCY



                              By:
                                   H. Gene Shiels, Vice President



                              By:
                              Name:
                              Title:

                              CREDIT LYONNAIS NEW YORK BRANCH



                              By:
                              Name:
                              Title:

                              THE FUJI BANK, LIMITED, HOUSTON AGENCY



                              By:
                              Name:
                              Title:

                              HIBERNIA NATIONAL BANK



                              By:
                                   Bruce Ross, Vice President

                              BANQUE PARIBAS



                              By:
                              Name:
                              Title:



                              By:
                              Name:
                              Title:

                              WHITNEY NATIONAL BANK



                              By:
                              Name:
                              Title:

                              AGENT:

                              BANK ONE, LOUISIANA, NATIONAL
                              ASSOCIATION, a national banking association



                              By:
                                   Rose M. Miller, Vice President



                          EXHIBIT "A"

              ASSIGNMENT AND ACCEPTANCE AGREEMENT

     This ASSIGNMENT AND ACCEPTANCE AGREEMENT (this "Assignment and Acceptance") dated as of __________, 1998 is made by and between BANK ONE, LOUISIANA, NATIONAL ASSOCIATION, ABN AMRO BANK N.V., HOUSTON AGENCY, CREDIT LYONNAIS NEW YORK BRANCH, THE FUJI BANK, LIMITED, HOUSTON AGENCY and HIBERNIA NATIONAL BANK (the "Assignors") and BANQUE PARIBAS and WHITNEY NATIONAL BANK (the "Assignees").

                            RECITALS

     WHEREAS, Bank One, Louisiana, National Association ("Bank One") is a party to that certain Restated Credit Agreement dated as of April 17, 1997 (as extended, renewed, amended or restated from time to time, the "Restated Credit Agreement") by and among Global Industries, Ltd., a Louisiana corporation (the "Company"), the Guarantors, the Banks signatory thereto (the "Banks") and Bank One, as Agent (in such capacity, the "Agent") (unless otherwise defined herein, capitalized terms used herein have the respective meanings assigned to them in the Restated Credit Agreement);

     WHEREAS, as provided under the Restated Credit Agreement, Bank One committed to make Revolving Loans and issue letters of credit (the "Committed Loans") to the Company in aggregate amounts not to exceed $85,000,000 (the "Revolving Commitment"), such Revolving Commitment being evidenced by a Revolving Note in the face amount of $85,000,000 (the "Revolving Note");

     WHEREAS, Bank One has heretofore assigned undivided interests in the Commitment and the Committed Loan to ABN AMRO Bank N.V. Houston Agency ("ABN"), Credit Lyonnais New York Branch ("CL"), The Fuji Bank, Limited, Houston Agency ("Fuji") and Hibernia National Bank ("Hibernia"), and after such assignments the respective percentage share of each of the Assignors was as follows:

     Bank One                      25%
     ABN                        18.75%
     CL                         18.75%
     Fuji                       18.75%
     Hibernia                   18.75%

     WHEREAS, the Assignors and the Company are parties to that certain First Amendment to Restated Credit Agreement dated as of June 23, 1997 (the "First Amendment"), that certain Second Amendment to Restated Credit Agreement dated as of March 18, 1998 (the "Second Amendment"), and that certain Third Amendment to Restated Credit Agreement dated of even date herewith (the "Third Amendment"); and

     WHEREAS, pursuant to the Second Amendment the Assignors committed to increase the amount of the Committed Loan to the Company to amounts not to exceed $160,000,000, such new Revolving Commitment being executed by Revolving Notes in the aggregate face amount of $160,000,000; and

     WHEREAS, the Assignors have made Committed Loans to the Company in  an
aggregate   principal  amount  of  $_________________  on   the   Revolving
Commitment; and

     WHEREAS, pursuant to the Third Amendment, the Assignors have agreed to increase the amount of the Committed Loans to the Company to $200,000,000 and to evidence such increase by Revolving Notes in the face amount of $200,000,000; and

     WHEREAS, the Assignors wish to assign to the Assignees part of the rights and obligations of the Assignors under the Restated Credit Agreement in an aggregate amount equal to $32,000,000 on the Revolving Commitments (the "Assigned Amounts"), with Paribas receiving an assignment of $15,000,000 in assigned amount and Whitney receiving an assignment of $17,000,000 in an assigned amount, all of such assignments to be on the terms and subject to the conditions set forth herein and the Assignees wish to accept assignment of such rights and assume such obligations from the Assignors on such terms and subject to such conditions;

     NOW, THEREFORE, in consideration of the foregoing and the mutual agreements contained herein, the parties hereto agree as follows:

     1.   Assignment and Acceptance.

     (a)   Subject  to  the  terms and conditions of  this  Assignment  and
Acceptance, (i) the Assignors hereby sell, transfer and assign to the Assignees, and (ii) the Assignees hereby purchase, assume and undertake from the Assignors, without recourse and without representation or warranty (except as provided in this Assignment and Acceptance) the percentage interest set forth hereinbelow (the "Assignees' Percentage Share") of (A) the Commitment and the Committed Loans of the Assignors, (B) the Notes, and
(C) all related rights, benefits, obligations, liabilities and indemnities of the Assignors under and in connection with the Restated Credit Agreement, as amended and the Loan Documents:

          Paribas                       7.5%
          Whitney                       8.5%

     (b)   With  effect  on  and after the Effective Date  (as  defined  in
Section 5 hereof), the Assignees shall be a party to the Restated Credit Agreement, as amended, and succeed to all of the rights and be obligated to perform all of the obligations of a Bank under the Restated Credit Agreement, including the requirements concerning confidentiality and the payment of indemnification, with a Revolving Commitment in an amount equal to the Assigned Amounts. The Assignees agree that it will perform in accordance with their terms all of the obligations which by the terms of the Restated Credit Agreement, as amended, are required to be performed by it as a Bank. It is the intent of the parties hereto that the Revolving Commitment of the Assignors shall, as of the Effective Date, be reduced by an amount equal to the Assigned Amounts and the Assignors shall relinquish their rights and be released from their obligations under the Restated Credit Agreement, as amended, to the extent such obligations have been assumed by the Assignees.

     (c) After giving effect to the assignment and assumption set forth herein, on the Effective Date each Assignee's Revolving Commitment will be:

          Paribas                       $15,000,000
          Whitney                       $17,000,000

     (d) After giving effect to the assignment and assumption set forth herein, on the Effective Date each Assignor's Commitment will be:

          Bank One                      $40,000,000
          ABN AMRO                      $34,000,000
          CL                            $30,000,000
          Fuji                          $30,000,000
          Hibernia                      $34,000,000

     2.   Payments.

     (a) As consideration for the sale, assignment and transfer contemplated in Section 1 hereof, the Assignees shall pay to the Agent for the ratable benefit of the Assignors on the Effective Date in immediately available funds the following amounts, representing each Assignee's Pro Rata Share of the principal amount of all Committed Loans:

          Paribas                       $__________
          Whitney                       $__________

     3. Reallocation of Payments. Any interest, fees and other payments accrued to the Effective Date with respect to the Revolving Commitment, the Committed Loans and the Notes shall be for the account of the Assignors. Any interest, fees and other payments accrued on and after the Effective Date with respect to the Assigned Amounts shall be for the account of the Assignees. Each of the Assignors and the Assignees agree that they will hold in trust for the other parties any interest, fees and other amounts which they may receive to which the other parties are entitled pursuant to the preceding sentence and pay to the other parties any such amounts which they may receive promptly upon receipt.

     4. Independent Credit Decision. The Assignees (a) acknowledges that it has received a copy of the Restated Credit Agreement, as amended, and the Schedules and Exhibits thereto, together with copies of the most recent financial statements referred to in Section 12 of the Restated Credit Agreement, as amended, and such other documents and information as they have deemed appropriate to make their own credit and legal analysis and decision to enter into this Assignment and Acceptance; and (b) agree that they will, independently and without reliance upon the Assignors, the Agent or any other Bank and based on such documents and information as they shall deem appropriate at the time, continue to make theirs own credit and legal decisions in taking or not taking action under the Restated Credit Agreement, as amended.

     5.   Effective Date; Notices.

     (a) As between the Assignors and the Assignees, the effective date for this Assignment and Acceptance shall be _________, 1998 (the "Effective Date"); provided that the following conditions precedent have been satisfied on or before the Effective Date:

          (i) this Assignment and Acceptance shall be executed and delivered by the Assignors and the Assignees, together with the Note;

          (ii) the consent of the Agent and the Company required for an effective assignment of the Assigned Amounts by the Assignors to the Assignees under Section 29 of the Restated Credit Agreement, as amended, shall have been duly obtained and shall be in full force and effective as of the Effective Date;

          (iii) the Assignees shall pay to the Assignors all amounts due to the Assignors under this Assignment and Acceptance;

          (iv) the processing fee referred to in Section 2(b) hereof and in
     Section 29 of the Restated Credit Agreement, as amended, shall have been paid to the Agent; and

          (v) the Assignors shall have assigned and the Assignees shall have assumed a percentage equal to each Assignee's Percentage Share of the rights and obligations of the Assignor under the Restated Credit Agreement, as amended, (if such agreement exists).

     (b) Promptly following the execution of this Assignment and Acceptance, the Assignors shall deliver to the Company and the Agent for acknowledgment by the Agent and the Company, a Notice of Assignment substantially in the form attached hereto as Schedule 1.

     6.   Agent.

     (a) The Assignees hereby appoint and authorize the Agent to take such action as agent on their behalf and to exercise such powers under the Restated Credit Agreement, as amended, as are delegated to the Agent by the Banks pursuant to the terms of the Restated Credit Agreement, as amended.

     (b) The Assignees shall assume no duties or obligations held by the Agent in its capacity as Agent under the Restated Credit Agreement, as amended.

     7. Withholding Tax. Each Assignee (a) represents and warrants to the Banks, the Agent and the Company that under applicable law and treaties no tax will be required to be withheld with respect to any payments to be made to the Assignees hereunder, (b) agrees to furnish (if it is organized under the laws of any jurisdiction other than the United States or any
State thereof) to the Agent and the Company prior to the time that the Agent or Company is required to make any payment of principal, interest or fees hereunder, duplicate executed originals of either U.S. Internal Revenue Service Form 4224 or U.S. Internal Revenue Service Form 1001 (wherein the Assignees claims entitlement to the benefits of a tax treaty that provides for a complete exemption from U.S. federal income withholding tax on all payments hereunder) and agrees to provide new Forms 4224 or 1001 upon the expiration of any previously delivered form or comparable statements in accordance with applicable U.S. law and regulations and amendments thereto, duly executed and completed by the Assignees, and (c) agrees to comply with all applicable U.S. laws and regulations with regard to such withholding tax exemption.

     8.   Representations and Warranties.

     (a) The Assignors represent and warrant that (i) they are the legal and beneficial owners of the interest being assigned by them hereunder and that such interest is free and clear of any Lien or other adverse claim;
(ii) they are duly organized and existing and they have the full power and authority to take, and has taken, all action necessary to execute and deliver this Assignment and Acceptance and any other documents required or permitted to be executed or delivered by them in connection with this Assignment and Acceptance and to fulfill their obligations hereunder; (iii) no notices to, or consents, authorizations or approvals of, any Person are required (other than any already given or obtained) for their due execution, delivery and performance of this Assignment and Acceptance, and apart from any agreements or undertakings or filings required by the Restated Credit Agreement, as amended, no further action by, or notice to, or filing with, any Person is required of it for such execution, delivery or performance; and (iv) this Assignment and Acceptance has been duly executed and delivered by it and constitutes the legal, valid and binding obligation of the Assignors, enforceable against the Assignors in
accordance   with  the  terms  hereof,  subject,  as  to  enforcement,   to
bankruptcy, insolvency, moratorium, reorganization and other laws of general application relating to or affecting creditors' rights and to general equitable principles.

     (b) The Assignors make no representation or warranty and assume no responsibility with respect to any statements, warranties or representations made in or in connection with the Restated Credit Agreement, as amended, or the execution, legality, validity, enforceability, genuineness, sufficiency or value of the Restated Credit Agreement, as amended, or any other instrument or document furnished pursuant thereto. The Assignors make no representation or warranty in connection with, and assume no responsibility with respect to, the solvency, financial condition or statements of the Company, or the performance or observance by the Company, of any of its respective obligations under the Restated Credit Agreement, as amended, or any other instrument or document furnished in connection therewith.

     (c) Each Assignee represents and warrants that (i) it is duly organized and existing and it has full power and authority to take, and has taken, all action necessary to execute and deliver this Assignment and Acceptance any other documents required or permitted to be executed or delivered by it in connection with this Assignment and Acceptance, and to fulfill its obligations hereunder; (ii) no notices to, or consents, authorizations or approvals of, any Person are required (other than any already given or obtained) for its due execution, delivery and performance of this Assignment and Acceptance; and apart from any agreements or undertakings or filings required by the Restated Credit Agreement, as amended, no further action by, or notice to, or filing with, any Person is required of it for such execution, delivery or performance; (iii) this Assignment and Acceptance has been duly executed and delivered by it and constitutes the legal, valid and binding obligation of such Assignee, enforceable against such Assignee in accordance with the terms hereof, subject, as to enforcement, to bankruptcy, insolvency, moratorium, reorganization and other laws of general application relating to or affecting creditors' rights and to general equitable principles; and (iv) it is an Eligible Assignee.

     9. Further Assurances. The Assignors and the Assignees each hereby agree to execute and deliver such other instruments, and take such other action, as either party may reasonably request in connection with the transactions contemplated by this Assignment and Acceptance, including the delivery of any notices or other documents or instruments to the Company or the Agent, which may be required in connection with the assignment and assumption contemplated hereby.

     10.  Miscellaneous.

     (a) Any amendment or waiver of any provision of this Assignment and Acceptance shall be in writing and signed by the parties hereto. No failure or delay by either party hereto in exercising any right, power or privilege hereunder shall operate as a waiver thereof and any waiver of any breach of the provisions of this Assignment and Acceptance shall be without prejudice to any rights with respect to any other or further breach thereof.

     (b) All payments made hereunder shall be made without any set-off or counterclaim.

     (c) The Assignors and the Assignees shall each pay their own costs and expenses incurred in connection with the negotiation, preparation, execution and performance of this Assignment and Acceptance.

     (d) This Assignment and Acceptance may be executed in any number of counterparts and all of such counterparts taken together shall be deemed to constitute one and the same instrument.

     (e) THIS ASSIGNMENT AND ACCEPTANCE SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAW OF THE STATE OF LOUISIANA. The Assignors and the Assignees each irrevocably submit to the non-exclusive jurisdiction of any State or Federal court sitting in Louisiana over any suit, action or proceeding arising out of or relating to this Assignment and Acceptance and irrevocably agree that all claims in respect of such action or proceeding may be heard and determined in such Louisiana State or Federal court. Each party to this Assignment and Acceptance hereby irrevocably waives, to the fullest extent it may effectively do so, the defense of an inconvenient forum to the maintenance of such action or proceeding.

     (f) THE ASSIGNORS AND THE ASSIGNEES EACH HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVE ANY RIGHTS THEY MAY HAVE TO A TRIAL BY JURY IN RESPECT OF ANY LITIGATION BASED HEREON, OR ARISING OUT OF, UNDER, OR IN CONNECTION WITH THIS ASSIGNMENT AND ACCEPTANCE, THE RESTATED CREDIT AGREEMENT, AS AMENDED, ANY RELATED DOCUMENTS AND AGREEMENTS OR ANY COURSE OF CONDUCT, COURSE OF DEALING OR STATEMENTS (WHETHER ORAL OR WRITTEN).

     IN WITNESS WHEREOF, the Assignors and the Assignees have caused this Assignment and Acceptance to be executed and delivered by their duly authorized officers as of the data first above written.

                         ASSIGNORS:

                         BANK ONE, LOUISIANA, NATIONAL ASSOCIATION a national banking association

                         By:
                              Rose M. Miller, Vice President

                         Address:  200 W. Congress, 9th Floor
                                   Lafayette, Louisiana 70502

                         ABN AMRO BANK N.V., HOUSTON AGENCY



                         By:
                              H. Gene Shiels, Vice President



                         By:
                         Name:
                         Title:

                         Address:  ABN AMRO Bank N.V., Houston Agency
                                   Three Riverway, Suite 1700
                                   Houston, Texas 77056

                              CREDIT LYONNAIS NEW YORK BRANCH



                              By:
                              Name:
                              Title:

                              Address:  Credit Lyonnais
                                        1000 Louisiana, Suite 5360
                                        Houston, Texas 77002

                         THE FUJI BANK, LIMITED, HOUSTON AGENCY


                         By:
                         Name:
                         Title:



                         By:
                         Name:
                         Title:

                         Address: The Fuji Bank, Limited, Houston Agency One Houston Center, Suite 4100
                                   1221 McKinney
                                   Houston, Texas 77010

                         HIBERNIA NATIONAL BANK



                         By:
                         Name:
                         Title:

                         Address:  Hibernia National Bank
                                   313 Carondelet Street
                                   New Orleans, Louisiana 70130

                         ASSIGNEES:

                         BANQUE PARIBAS



                         By:
                         Name:
                         Title:



                         By:
                         Name:
                         Title:


                         Address:  Banque Paribas
                                   1200 Smith Street, Suite 3100
                                   Houston, Texas 77002

                              WHITNEY NATIONAL BANK


                              By:
                              Name:
                              Title:

                              Address:  Whitney National Bank
                                        228 St. Charles Street
                                        New Orleans, Louisiana 70130


                         SCHEDULE 1 TO

              NOTICE OF ASSIGNMENT AND ACCEPTANCE


                      ______________, 1998



Bank One, Louisiana, National Association
P.O. Box 3248
200 West Congress Street
Lafayette, Louisiana 70502-3249
Attn:      Rose M. Miller, Vice President

Global Industries, Ltd.
P.O. Box 31936
Lafayette, Louisiana 70593
Attn:     ______________________________

Ladies and Gentlemen:

     We refer to that certain Restated Credit Agreement dated as of April 17, 1997 (as extended, renewed, amended or restated from time to time, the "Restated Credit Agreement"), by and among Global Industries, Ltd., a Louisiana corporation (the "Company"), certain of the Company's subsidiaries (the "Guarantors"), the Banks signatory thereto (the "Banks") and Bank One, Louisiana, National Association, as Agent (in such capacity, the "Agent") as amended by that certain First Amendment to Restated Credit Agreement dated as of June 23, 1997 (the "First Amendment") and that certain Second Amendment to Restated Credit Agreement dated as of March 18, 1998 (the "Second Amendment") and that certain Third Amendment to Restated Credit Agreement dated of even date herewith (the "Third Amendment"). Unless otherwise defined herein, capitalized terms used herein have the respective meaning assigned to them in the Restated Credit Agreement.

     1. We hereby give you notice of the assignment by Bank One, Louisiana, National Association ("Bank One"), ABN AMRO N.V. Houston Agency ("ABN"), Credit Lyonnais New York Branch ("CL"), The Fuji Bank, Limited, Houston Agency ("Fuji") and Hibernia National Bank ("Hibernia") (the "Assignors") to Banque Paribas ("Paribas") and Whitney National Bank ("Whitney") (the "Assignees") of 16% of the right, title and interest of the Assignors in and to the Restated Credit Agreement, as amended, including, without limitation, the right, title and interest of the Assignors in and to the commitments of the Assignors, and all outstanding Loans made by the Assignors pursuant to the Assignment and Acceptance Agreement attached hereto (the "Assignment and Acceptance"). Of the Commitments being assigned hereunder, Paribas shall receive a 7.5% interest and Whitney a 8.5% interest. The aforesaid assignment is subject to the consent of the Agent and the Borrower, which consent is hereby requested. Before giving effect to such assignment, the Assignors' Revolving Commitment was $160,000,000 and the aggregate amount of its outstanding Revolving Loans was $_______________. Upon execution of the Third
Amendment to Restated Credit Agreement between the Company, the Banks (including the Assignees) and the Agent, the Banks' Revolving Commitment will be $200,000,000 and the aggregate amount of its outstanding Revolving Loans will be $________________.

     2. The Assignees agreed that upon receiving the consent of the Agent and the Company to such assignment, the Assignees will be bound by the terms of the Restated Credit Agreement, as amended, as fully and to the same extent as if the Assignees were the Bank originally holding such interest in the Restated Credit Agreement, as amended.

     3. Tendered herewith are the Notes executed in connection with the Restated Credit Agreement, as amended, representing the commitments of the Assignors.

     4.   The following administrative details apply to each Assignee:

               (A)  Banque Paribas:

                    (i)  Notice Address:
                         Assignee
                          name:
                         Address:


                         Attention:
                         Telephone:(    )
                         Telecopier:(    )
                         Telex (Answerback):

                    (ii) Payment Instructions:

                         Account No.:
                         At:


                         Reference:
                         Attention:

               (B)  Whitney National Bank:

                    (i)  Notice Address:
                         Assignee
                          name:
                         Address:


                         Attention:
                         Telephone:(    )
                         Telecopier:(    )
                         Telex (Answerback):

                    (ii) Payment Instructions:

                         Account No.:
                         At:


                         Reference:
                         Attention:

     5. You are entitled to rely upon the representations, warranties and covenants of each of the Assignors and Assignees contained in the Assignment and Acceptance.

     IN WITNESS WHEREOF, the Assignors and the Assignees have caused this Notice of Assignment and Acceptance to be executed by their respective duly authorized officials, officers or agents as of the date first above mentioned.

                         Very truly yours,

                         ASSIGNORS:

                         BANK ONE, LOUISIANA, NATIONAL ASSOCIATION a national banking association


                         By:
                              Rose M. Miller, Vice President

                         ABN AMRO BANK N.V., HOUSTON AGENCY


                         By:
                              H. Gene Shiels, Vice President

                         By:
                         Name:
                         Title:

                         CREDIT LYONNAIS NEW YORK BRANCH


                         By:
                         Name:
                         Title:

                         THE FUJI BANK, LIMITED, HOUSTON AGENCY


                         By:
                         Name:
                         Title:


                         By:
                         Name:
                         Title:

                         HIBERNIA NATIONAL BANK

                         By:
                         Name:
                         Title:

                         ASSIGNEES:

                         BANQUE PARIBAS

                         By:
                         Name:
                         Title:

                         By:
                         Name:
                         Title:

                         WHITNEY NATIONAL BANK

                         By:
                         Name:
                         Title:


ACKNOWLEDGED AND
CONSENTED TO:

Global Industries, Ltd.


By:
Name:
Title:

BANK ONE, LOUISIANA, NATIONAL
ASSOCIATION, as Agent


By:
     Rose M. Miller, Vice President



                          EXHIBIT "C"


                      CONTINUING GUARANTY

     CONTINUING GUARANTY (this "Agreement") made and entered into as of __________, 1998 by Global Pipelines Plus, Inc., Global Divers and Contractors, Inc., Global Movible Offshore, Inc., Pipelines, Incorporated, Global Industries Offshore, Inc. and Global International Vessels, Ltd. (hereinafter, whether one or more, individually and collectively referred to as "Guarantor"), in favor of Bank One, Louisiana, National Association of Lafayette, Louisiana, as Agent for itself and each of the financial institutions which are or have become a party to that certain Restated Credit Agreement dated as of April 17, 1997, as amended, by and among Borrower (as hereinafter defined), the Agent and the financial institutions party thereto (the "Credit Agreement") (hereinafter referred to as "Lenders"), guarantying the Indebtedness (as defined) of GLOBAL INDUSTRIES, LTD., a Louisiana corporation (hereinafter referred to as "Borrower").

                          WITNESSETH:

     FOR VALUE RECEIVED, and in consideration of and for credit and financial accommodations extended, to be extended, or continued to or for the account of the above named Borrower, the undersigned Guarantor, whether one or more, hereby jointly, severally and solidarity, agrees as follows:

     Section 1. Continuing Guaranty of Borrower's Indebtedness. Guarantor hereby absolutely and unconditionally agrees to, and by these presents does hereby, guarantee the prompt and punctual payment, performance and satisfaction of any and all loans, extensions of credit and/or other obligations that Borrower may now and/or in the future owe to and/or incur in favor of Lenders under or pursuant to that certain Restated Credit Agreement dated as of April 17, 1997, as amended, by and among Borrower, Guarantors and Lenders, and as the same may be amended and/or restated from time to time and in effect (the "Credit Agreement"), including the indebtedness of Borrower evidenced by certain Promissory Notes of even date herewith in the maximum aggregate principal amount of $200,000,000.00, made by Borrower pursuant to the Credit Agreement, as said Promissory Notes may be renewed from time to time and in effect, and whether such indebtedness and/or obligations are absolute or contingent, liquidated or unliquidated, due or to become due, secured or unsecured, and whether now existing or hereafter arising, of any nature or kind whatsoever, up to a maximum principal amount outstanding at any one or more times not to exceed TWO HUNDRED MILLION AND NO/100 DOLLARS (U.S. $200,000.000.00), together with interest, costs and attorneys' fees thereon (with all of Borrower's indebtedness and/or obligations being hereinafter individually and collectively referred to under this Agreement as "Borrower's Indebtedness" or the "Indebtedness").

     Notwithstanding any other provision herein to the contrary, the maximum principal amount of Borrower's Indebtedness in favor of Lenders guaranteed by Guarantor under this Agreement is limited to TWO HUNDRED MILLION AND NO/100 DOLLARS (U.S. $200,000,000.00) (interest, costs, and attorney's fees under Borrower's Indebtedness are additionally guaranteed hereunder.)

     Section 2. Limitation on Liability. The liability of any Guarantor hereunder with respect to the Indebtedness shall be limited to the maximum amount of liability that can be incurred without rendering this Continuing Guaranty, as it relates to any Guarantor, voidable under applicable law relating to fraudulent conveyance or fraudulent transfer, and not for any greater amount.

     Section 3. Joint, Several and Solidarity Liability. Guarantor further agrees that its obligations and liabilities for the prompt and punctual payment, performance and satisfaction of all of Borrower's Indebtedness shall be on a "joint and several" and "solidary" basis along with Borrower to the same degree and extent as if Guarantor had been and/or will be a co-borrower, co-principal obligor and/or co-maker of all of Borrower's Indebtedness. In the event that there is more than one guarantor under this Agreement, or in the event that there are other guarantors, endorsers or sureties of all or any portion of Borrower's Indebtedness, Guarantor's obligations and liabilities hereunder shall be on a "joint and several" and "solidary" basis along with such other guarantor or guarantors, endorsers and/or sureties.

     Section 4. Duration; Cancellation of Agreement. This Agreement and Guarantor's obligations and liabilities hereunder shall remain in full force and effect until such time as each and every Indebtedness of Borrower shall be paid, performed and/or satisfied in full, in principal, interest, costs and attorneys' fees, or until such time as this Agreement may be cancelled or otherwise terminated by Lenders under a written cancellation instrument in favor of Guarantor (subject to the automatic reinstatement provision hereinbelow). Unless otherwise indicated under such a written cancellation instrument, Lenders' agreement to terminate or otherwise cancel this Agreement shall only effect and shall be expressly limited to Guarantor's continuing obligations and liabilities to guarantee the prompt and punctual payment, performance and satisfaction of Borrower's Indebtedness incurred, originated and/or extended or committed to by Lenders after the date of such a written cancellation instrument; with Guarantor remaining fully obligated and liable under this Agreement for the prompt and punctual payment, performance and satisfaction of any and all of Borrower's then outstanding Indebtedness together with continuing assessment of interest thereon) that was incurred, originated, extended or committed to prior to the date of such a written cancellation instrument. Nothing under this Agreement or under any other agreement or understanding by and between Guarantor and Lenders, shall in any way obligate, or be construed to obligate, Lenders to agree to the subsequent termination or cancellation of Guarantor's obligations and liabilities hereunder, it being fully understood and agreed by Guarantor that Lenders may, within its sole and uncontrolled discretion and judgment, refuse to release Guarantor from any of its obligations and liabilities under this Agreement for any reason whatsoever as long as any of Borrower's Indebtedness remains unpaid and outstanding.

     Section 5. Default of Borrower. Should Borrower default under any of its Indebtedness in favor of Lenders as provided in the Credit Agreement, Guarantor unconditionally and absolutely agrees to pay the full then unpaid amount of all of Borrower's Indebtedness guaranteed hereunder, in principal interest, costs and reasonable attorneys' fees. Such payment or payments shall be made immediately following demand by Lenders at Agent's offices at 200 West Congress Street, Lafayette, Louisiana 70501. Guarantor hereby waives notice of acceptance of this Agreement and of any Indebtedness to which it applies or may apply. Guarantor further waives presentation and demand for payment of Borrower's Indebtedness, notice of dishonor and of nonpayment, notice of intention to accelerate, notice of acceleration, protest and notice of protest, collection or institution of any suit or other action by Lenders in collection thereof, including any notice of default in payment thereof or other notice to, or demand for payment thereof on any party. Guarantor additionally waives any and all rights and pleas of division and discussion as provided under Louisiana State law, as well as, to the degree applicable, any similar rights as may be provided under the laws of any other state.

     Section 6. Guarantor's Subordination of Rights to Lenders. In the event that Guarantor should for any reason (i) make any payment for and on behalf of Borrower under any of Borrower's Indebtedness, and/or (ii) make any payments to Lenders in total or partial satisfaction of Guarantor's obligations and liabilities hereunder, Guarantor hereby agrees that any and all rights that Guarantor may have or acquire to collect or to be reimbursed  by  Borrower  (or  by  any guarantor,  endorser  or  surety  of
Borrower's Indebtedness), whether Guarantor's rights of collection or reimbursement arise by way of subrogation to the rights of Lenders or otherwise, shall in all respects be subordinate, inferior and junior to Lenders' rights to collect and enforce payment, performance and satisfaction of Borrower's then remaining Indebtedness, until such time as all of Borrower's Indebtedness is fully paid and satisfied. Upon the occurrence and continuance of an Event of Default (as defined in the Credit Agreement) any and all amounts owed by Borrower to Guarantor shall in all respects be subordinate, inferior and junior to Lenders' rights to collect and enforce payment, performance and satisfaction of Borrower's then remaining Indebtedness, until such time as all of Borrower's Indebtedness is fully paid and satisfied. Guarantor further agrees to refrain from attempting to collect and/or enforce any of Guarantor's aforesaid rights against Borrower (or any other guarantor, surety or endorser of Borrower's Indebtedness), arising by way of subrogation or otherwise, until such time as all of Borrower's then remaining Indebtedness in favor of Lenders is fully paid and satisfied, in principal, interest, costs and attorneys' fees.

     Section 7. Additional Covenants. Guarantor further agrees that Lenders may, at its sole option, at any time, and from time to time, without the consent of or notice to Guarantor, or any one of them, or to any other party, and without incurring any responsibility to Guarantor or to any other party, and without impairing or releasing the obligations of Guarantor under this
Agreement:

          (A) Discharge or release any party (including, but not limited to, Borrower or any guarantor under this Agreement) who is or may be liable to Lenders for any of Borrower's Indebtedness;

          (B)    Sell,  exchange,  release,  surrender,  realize  upon   or
otherwise  deal  with,  in  any manner and in  any  order,  any  collateral
directly   or   indirectly  securing  repayment  of   any   of   Borrower's
Indebtedness;

          (C) Change the manner, place or terms of payment, or change or extend the time of payment of or renew, as often and for such periods as Lenders may determine, or after, any of Borrower's Indebtedness;

          (D)  Settle or compromise any of Borrower's Indebtedness;

          (E) Subordinate and/or agree to subordinate the payment of all or any of Borrower's Indebtedness or Lenders' security rights in and/or to any collateral directly or indirectly securing any such indebtedness, to the payment and/or security rights of any other present and/or future creditors of Borrower;

          (F) Apply any sums paid to any of Borrower's Indebtedness, with such payments being applied in such priority or with such preferences as Lenders may determine in its sole discretion, regardless of what Indebtedness of Borrower remains unpaid;

          (G) Take or accept any other security for any or all of Borrower's Indebtedness; and/or

          (H) Enter into, deliver, modify, amend or waive compliance with, any Instrument or arrangement evidencing, securing or otherwise affecting, all or any part of Borrower's Indebtedness.

          In addition, no course of dealing between Lenders and Borrower (or any other guarantor, surety or endorser of Borrower's Indebtedness), nor any failure or delay on the part of Lenders to exercise any of Lenders' rights and remedies, or any other agreement or agreements by and between Lenders and Borrower (or any other guarantor, surety or endorser) shall have the affect of impairing or releasing Guarantor's obligations and liabilities to Lenders or of waiving any of Lenders' rights and remedies. Any partial exercise of any rights and remedies granted to Lenders shall furthermore not constitute a waiver of any of Lenders' other rights and remedies, it being Guarantor's intent and agreement that Lenders' rights and remedies shall be cumulative in nature. Guarantor further agrees that, should Borrower default under any of its Indebtedness, any waiver or forbearance on the part of Lenders to pursue the rights and remedies available to Lenders shall be binding upon Lenders only to the extent that Lenders specifically agree to such waiver or forbearance in writing. A waiver or forbearance on the part of Lenders as to one event of default shall not constitute a waiver of forbearance as to any other default.

     Section 8. No Release of Guarantor. Guarantor's obligations and liabilities under this Agreement shall not be released, impaired, reduced or otherwise affected by, and shall continue in full force and effect, notwithstanding the occurrence of any event, including without limitation any one of the following events:

          (A) Death, insolvency, bankruptcy, arrangement, adjustment, composition, liquidation, disability, dissolution or lack of authority (whether corporate, partnership or trust) of Borrower (or any person acting on Borrower's behalf), or any other guarantor, surety or endorser of any of Borrower's Indebtedness;

          (B) Partial payment or payments of any amount due and/or outstanding under any of Borrower's Indebtedness;

          (C) Any payment of Borrower or any other party to Lenders is held to constitute a preferential transfer or a fraudulent conveyance under any applicable law, or for any reason, Lenders is required to refund such payment or pay such amount to Borrower or to any other person;

          (D) Any dissolution of Borrower or any sale, lease or transfer of all or any part of Borrower's assets; and/or

          (E) Any failure of Lenders to notify Guarantor of the acceptance of this Agreement or of the making loans or other extensions of credit in reliance on this Agreement or of the failure of Borrower to make any payment due by Borrower to Lenders.

          (F) Apply any sums paid to any of Borrower's Indebtedness, with such payments being applied in such priority or with such preferences as Lenders may determine in its own discretion, regardless of what Indebtedness of Borrower remains unpaid;

          (G) Take or accept any other security for any or all of Borrower's Indebtedness; and/or

          (H) Enter into, deliver, modify, amend or waive compliance with, any Instrument or arrangement evidencing, securing or otherwise affecting, all or any part of Borrower's Indebtedness.

          This Agreement and Guarantor's obligations and liabilities hereunder shall continue to be effective, and/or shall automatically and retroactively be reinstated if a release or discharge has occurred, as the case may be, if at any time any payment or part thereof to Lenders with respect to any of Borrower's Indebtedness is rescinded or must otherwise be restored by Lenders pursuant to any insolvency, bankruptcy, reorganization, receivership, or any other debt relief granted to Borrower or to any other party. In the event that Lenders must rescind or restore any payment received by Lenders in satisfaction of Borrower's Indebtedness, any prior release or discharge from the terms of this Agreement given to Guarantor shall be without effect, and this Agreement and Guarantor's obligations and liabilities hereunder shall automatically be renewed or reinstated and shall remain in full force and effect to the same degree and extent as if such a release or discharge was never granted. It is the intention of Lenders and Guarantor that Guarantor's obligations and liabilities hereunder shall not be discharged except by Guarantor's full and complete performance of such obligations and liabilities and then only to the extent of such performance.

     Section 9. Enforcement of Guarantor's Obligations and Liabilities. Guarantor agrees that, should Lenders deem it necessary to file an appropriate collection action to enforce Guarantor's obligations and liabilities under this Agreement, Lenders may commence such a civil action against Guarantor without the necessity of first (i) attempting to collect Borrower's Indebtedness from Borrower or from any other guarantor, surety or endorser, whether through filing of suit or otherwise, (ii) attempting to exercise against any collateral directly or indirectly securing repayment of any of Borrower's Indebtedness, whether through the filing of an appropriate foreclosure action or otherwise, or (iii) including Borrower or any other guarantor, surety or endorser of any of Borrower's Indebtedness as an additional party defendant in such a collection action against Guarantor. If there is more than one guarantor under this Agreement, each guarantor additionally agrees that Lenders may file an appropriate collection and/or enforcement action against any one or more of them, without impairing the rights of Lenders against any other guarantor under this Agreement. In the event that Lenders should ever deem it necessary to refer this Agreement to an attorney-at-law for the purpose of enforcing Guarantor obligations and liabilities hereunder, or of protecting or preserving Lenders' rights hereunder, Guarantor (and each of them, on a joint, several and solidary basis) agrees to reimburse Lenders for the reasonable fees of such an attorney. Guarantor additionally agrees that Lenders shall not be liable for failure to use diligence in the collection of any of Borrower's Indebtedness or any collateral security therefor, or in creating or preserving the liability of any person liable on any such Indebtedness, or in creating, perfecting or preserving any security for any such Indebtedness.

      Section 10. Additional Documents. Upon the reasonable request of Lenders, Guarantor will, at any time, and from time to time, duly execute and deliver to Lenders any and all such further instruments and documents, and supply such additional information as may be necessary or advisable in the opinion of Lenders, to obtain the full benefits of this Agreement.

     Section 11. Transfer of Indebtedness. This agreement is for the benefit of Lenders and for such other person or persons as may from time to time become or be the holders of any of Borrower's Indebtedness hereby guaranteed and this Agreement shall be transferable and negotiable, with the same force and effect and to the same extent as Borrower's Indebtedness may be transferable, it being understood that, upon the transfer or assignment by Lenders of any of Borrower's Indebtedness hereby guaranteed, the legal holder of such Indebtedness shall have all the rights granted to Lenders under this Agreement.

     Guarantor hereby recognizes and agrees that Lenders may, from time to time, one or more times, transfer all or any portion of Borrower's Indebtedness to one or more third parties. Such transfers may include, but are not limited to, sales of a participation or syndication interest in such Indebtedness in favor of one or more third parties. Guarantor specifically agrees and consents to all such transfers and assignments and Guarantor further waives any subsequent notice of and right to consent to any such transfers and assignments as may be provided under applicable Louisiana law. Guarantor additionally agrees that the purchaser of a participation or syndication interest in Borrower's Indebtedness will be considered as the absolute owner of an interest in, or a percentage interest of, such Indebtedness and that such a purchaser shall have all of the rights granted to the purchaser under any participation agreement governing the sale of such a participation or syndication interest.
Guarantor further waives any right of offset that Guarantor may have against Lenders and/or any purchaser of such a participation or syndication interest in Borrower's Indebtedness and Guarantor unconditionally agrees that either Lenders or such a purchaser may enforce Guarantor's obligations and liabilities under this Agreement, irrespective of the failure or insolvency of Lenders or any such purchaser. Guarantor further agrees that, upon any transfer of all or any portion of Borrower's Indebtedness, Lenders may transfer and deliver any and all collateral securing repayment of such Indebtedness including, but not limited to, any collateral provided by Guarantor) to the transferee of such Indebtedness and such collateral (again, including but not limited to Guarantor's collateral) shall secure any and all of Borrower's Indebtedness in favor of such transferee. Guarantor additionally agrees that, after any such transfer or assignment has taken place, Lenders shall be fully discharged from any and all liability and responsibility to Borrower (and Guarantor) with respect to such collateral, and the transferee thereafter shall be vested with all the powers and rights with respect to such collateral.

     Section 12. Right of Offset. As collateral security for the repayment of Guarantor's obligations and liabilities under this Agreement, Guarantor hereby grants Lenders, as well as their successors and assigns, the right to apply, upon the occurrence of an Event of Default under the Credit Agreement and the expiration of any applicable grace period allowed to cure the Event of Default, any and all funds that Guarantor may then have on deposit with or in the possession or control of any Lender and its successors or assigns (with the exception of funds deposited in IRA, pension or other tax-deferred deposit accounts), towards repayment of any of Borrower's Indebtedness subject to this Agreement.

     Section 13. Construction. The provisions of this Agreement shall be in addition to and cumulative of, and not in substitution, novation or discharge of, any and all prior or contemporaneous guaranty or other agreements by Guarantor (or any one or more of them), in favor of Lenders or assigned to Lenders by others, all of which shall be construed as complementing each other. Nothing herein contained shall prevent Lenders from enforcing any and all such guaranties or agreements in accordance with their respective terms.

     Section 14. Amendment. No amendment, modification, consent or waiver of any provision of this Agreement, and no consent to any departure by Guarantor therefrom, shall be effective unless the same shall be in writing signed by a duly authorized officer of Lenders, and then shall be effective only to the specific instance and for the specific purpose for which given.

     Section 15. Successors and Assigns Bound. Guarantor's obligations and liabilities under this Agreement shall be binding upon Guarantor's successors, heirs, legatees, devisees, administrator executors and assigns. The rights and remedies granted to Lenders under this Agreement shall also inure to the benefit of Lenders' successors and assigns, as well as to any and all subsequent holder or holders of any of Borrower's Indebtedness subject to this Agreement.

     Section 16. Caption Heading. Caption headings of the of this Agreement are for convenience purposes only and are not to be used to interpret or to define their provisions. In this Agreement, whenever the context so requires, the singular includes the plural and the plural also includes the singular.

     Section 17. Governing Law. THIS AGREEMENT SHALL BE GOVERNED AND CONSTRUED IN ACCORDANCE WITH THE SUBSTANTIVE LAWS OF THE STATE OF LOUISIANA.

     Section 18. Severability. If any provision of this Agreement is held to be illegal, invalid or unenforceable under present or future laws effective during the term hereof; such provision shall be fully severable, this Agreement shall be construed and enforceable as if the illegal, invalid or unenforceable provision had never comprised a part of it, and the remaining provisions of this Agreement shall remain in full force and effect and shall not be affected by the illegal, invalid or unenforceable provision or by its severance herefrom. Furthermore, in lieu of such illegal, invalid or unenforceable provision, there shall be added automatically as a part of this Agreement, a provision as similar in terms to such illegal, invalid or unenforceable provision as may be possible and legal, valid and enforceable.

     IN WITNESS WHEREOF, Guarantor has executed this Agreement in favor of Lenders on the day, month, and year first written above.

                         GUARANTORS:

                         GLOBAL PIPELINES PLUS, INC.;
                         GLOBAL DIVERS AND CONTRACTORS, INC.;
                         GLOBAL MOVIBLE OFFSHORE, INC.;
                         PIPELINES, INCORPORATED;
                         GLOBAL INDUSTRIES OFFSHORE, INC.; and
                         GLOBAL INTERNATIONAL VESSELS, LTD.



                         By:
                         Name:
                         Title:

ACCEPTED:

BANK ONE, LOUISIANA,
NATIONAL ASSOCIATION
as Agent for itself
and the Lenders



By:                                         DATE: _________, 1998
     Rose M. Miller, Vice President






                               EXHIBIT 21.1

                      Subsidiaries of the Registrant

                         (Global Industries, Ltd.)



                 NAME                         INCORPORATION

Global Divers and Contractors, Inc.             Louisiana
Global Pipelines PLUS, Inc.                     Louisiana
Pipelines, Incorporated                         Louisiana
Global Movible Offshore, Inc.                   Louisiana
Pelican Transportation, Inc.                    Louisiana
The Red Adair Company, Inc.                     Louisiana
Global Industries Offshore, Inc.                Delaware
Global Offshore International, Ltd.             Cayman Islands
Global International Vessels, Inc.              Cayman Islands
Norman Offshore Pipelines, Inc.                 Louisiana
Global Offshore Pty., Ltd.                      Australia
Global Industries Asia Pacific Pte. Ltd.        Singapore
Yamado Enterprise, Sdn. Bhd.                    Brunei
PT Global Industries Asia-Pacific               Indonesia
Global Asia Pacific Industries Sdn. Bhd.        Malaysia
Subtec Asia, Ltd.                               Isle of Mann
Subtec Marine Services, Ltd.                    Cyprus
Subtec Laut Sdn. Bhd.                           Brunei
Subtec Offshore Support, Ltd.                   Cyprus
Subtec Middle East, Ltd.                        Delaware
CCC  Fabricaciones y Construcciones,            Mexico
   S.A. de C.V. (1)


(1) CCC Fabricaciones y Construcciones, S.A. de C.V. is a 49% owned, unconsolidated subsidiary.
     All other subsidiaries are 100% owned.



                               EXHIBIT 23.1





INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement Nos. 33-58048 & 33-89778 of Global Industries, Ltd. on Form S-8 of our report dated June 12, 1998, appearing in this Annual Report on Form 10-K of Global Industries, Ltd. for the year ended March 31, 1998.


DELOITTE & TOUCHE LLP

New Orleans, Louisiana
June 18, 1998