Form 10-Q
period 1998-06-30
GLOBAL INDUSTRIES LTD
filed 1998-08-14
CIK 895663

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15  (d)  OF
THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1998


                  Commission File Number:  2-56600

                       Global Industries, Ltd.
       (Exact name of registrant as specified in its charter)
Louisiana                                                 72-1212563
(State or other jurisdiction of incorporation or organization)(I.R.S. Employer Identification No.)

107 Global Circle
P.O. Box 61936, Lafayette, LA                             70596-1936
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

              APPLICABLE ONLY TO CORPORATE ISSUERS:

    The number of shares of the Registrant's Common Stock outstanding as of July 31, 1998 was 91,987,530.



                     Global Industries, Ltd.
                        Index - Form 10-Q


                                Part I

Item 1.   Financial Statements - Unaudited
            Independent Accountants' Report                           3
            Consolidated Statements of Operations                     4
            Consolidated Balance Sheets                               5
            Consolidated Statements of Cash Flows                     6
            Notes to Consolidated Financial Statements                7

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                      10


                                 Part II

Item 1.   Legal Proceedings                                          17

Item 6.   Exhibits and Reports on Form 8-K                           17

          Signature                                                  18





                PART I  -  FINANCIAL INFORMATION


Item 1. Financial Statements.


INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Shareholders of Global Industries, Ltd.

We have reviewed the condensed consolidated financial statements of Global Industries, Ltd. and subsidiaries, as listed in the accompanying index, as of June 30, 1998 and for the three-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Global Industries, Ltd. and subsidiaries as of March 31, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated June 12, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 1998 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

August 6, 1998
New Orleans, Louisiana


                     Global Industries, Ltd.
              CONSOLIDATED STATEMENTS OF OPERATIONS
          (Dollars in thousands, except per share data)
                           (Unaudited)

                                          Quarter Ended June 30,
                                             1998         1997
                                          --------      -------
Revenues                                   $92,158      $63,176

Cost of Revenues                            61,571       42,337
                                          --------      -------
Gross Profit                                30,587       20,839

Equity in Net Earnings (Loss) of
Unconsolidated Affiliate                    (1,562)      (1,656)
Selling, General and Administrative
Expenses                                     5,475        4,247
                                          --------      -------
Operating Income                            23,550       14,936
                                          --------      -------

Other Income (Expense):
 Interest Expense                           (1,151)        (130)
 Other                                         415        1,515
                                          --------      -------
                                              (736)       1,385
                                          --------      -------
Income Before Income Taxes                  22,814       16,321

Provision for Income Taxes                   7,985        6,202
                                          --------      -------
Net Income                                 $14,829      $10,119
                                          ========      =======

Weighted Average Common Shares
Outstanding
 Basic                                  91,769,000   90,722,000
 Diluted                                94,345,000   93,134,000

Net Income Per Share
 Basic                                      $ 0.16      $  0.11
 Diluted                                    $ 0.16      $  0.11




         See Notes to Consolidated Financial Statements.


                     Global Industries, Ltd.
                   CONSOLIDATED BALANCE SHEETS
                     (Dollars in thousands)
                           (Unaudited)


                                              June 30,    March 31,
                                               1998          1998
                                              --------    ---------
ASSETS
Current Assets:
 Cash                                         $ 11,773     $ 18,693
 Escrowed funds                                  5,597        6,907
 Receivables                                    99,601       97,156
 Advances to and receivables from
   unconsolidated affiliate                     15,587       22,852
 Prepaid expenses and other                      4,744        7,002
                                              --------     --------
  Total current assets                         137,302      152,610
                                              --------     --------

Escrowed Funds                                  19,901       22,478
                                              --------     --------
Property and Equipment, net                    507,119      432,224
                                              --------     --------

Other Assets:
 Deferred charges, net                          15,716       12,139
 Investment in unconsolidated
   affiliate                                       315        1,878
 Other                                           4,530        4,038
                                              --------     --------
  Total other assets                            20,561       18,055
                                              --------     --------
    Total                                     $684,883     $625,367
                                              ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Current maturities of long-term debt         $  2,164        2,168
 Accounts payable                               48,531       55,016
 Accrued liabilities                            14,821       11,418
 Accrued profit-sharing                          3,882        4,126
 Insurance payable                               1,781        2,410
                                              --------     --------
  Total current liabilities                     71,179       75,138
                                              --------     --------
Long-Term Debt                                 189,683      144,825
                                              --------     --------
Deferred Income Taxes                           40,367       36,471
                                              --------     --------
Commitments and Contingencies

Shareholders' Equity:
 Preferred stock                                    --           --
 Common stock, issued and outstanding,
 91,944,935, and
 91,597,114 shares, respectively                   919          915
 Additional paid-in capital                    211,237      208,911
 Translation adjustments                       (10,616)      (8,178)
 Retained earnings                             182,114      167,285
                                              --------     --------
  Total shareholders' equity                   383,654      368,933
                                              --------     --------
    Total                                     $684,883     $625,367
                                              ========     ========

         See Notes to Consolidated Financial Statements.


                     Global Industries, Ltd.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)
                           (Unaudited)


                                            Quarter Ended June 30,
                                              1998          1997
                                            --------      -------
Cash Flows From Operating Activities:
Net income                                   $14,829      $10,119
Adjustments to reconcile net income to
  net cash provided
  by (used in) operating activities:
    Depreciation and amortization              9,802        4,855
    Deferred income taxes                      3,911        2,000
    Equity in net (earnings) loss of
     unconsolidated affiliate                  1,562        1,656
    Other                                        694          (32)
    Changes in operating assets and
      liabilities:
     Receivables                              (3,017)      (6,038)
     Receivables from unconsolidated
      affiliate                                  431           --
     Prepaid expenses and other                2,159       (1,888)
     Accounts payable and accrued
      liabilities                             (3,641)       5,254
                                             -------      -------
     Net cash provided by (used in)
      operating activities                    26,730       15,926
                                             -------      -------

Cash Flows From Investing Activities:
Additions to property and equipment          (85,435)     (47,629)
Escrowed funds                                 3,887           12
Additions to deferred charges                 (5,355)      (1,646)
Net repayment of advances to
  unconsolidated affiliate                     6,835       22,011
Other                                           (274)      (1,481)
                                             -------      -------
     Net cash (used in) investing
      activities                             (80,342)     (28,733)
                                             -------      -------
Cash Flows From Financing Activities:
Proceeds from sale of common stock             2,302          311
Net proceeds (repayment) of long-term debt    44,854         (329)
                                             -------      -------

     Net cash provided by (used in)
      financing activities                    47,156          (18)
                                             -------      -------
Effect of Exchange Rate Changes on Cash         (464)          --

Cash:
Increase (Decrease)                           (6,920)     (12,825)
Beginning of period                           18,693       63,981
End of period                                $11,773      $51,156


         See Notes to Consolidated Financial Statements.





                     Global Industries, Ltd.
     Notes To Consolidated Financial Statements (Unaudited)


1. Basis of Presentation - The accompanying unaudited consolidated financial statements include the accounts of Global Industries,
Ltd.  and  its  wholly owned subsidiaries (the  "Company").   The
Company also has a 49% ownership interest in CCC Fabricaciones y Construcciones, S.A. de C.V. ("CCC"), which is accounted for by the equity method.

In the opinion of management of the Company, all adjustments (such adjustments consisting only of a normal recurring nature) necessary for a fair presentation of the operating results for the interim periods presented have been included in the unaudited consolidated financial statements. Operating results for the period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending March 31, 1999. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

The accompanying consolidated financial statements for June 30, 1997, have been adjusted to reflect a two-for-one common stock split effected in October of 1997.

The financial statements required by Rule 10-01 of Regulation S-X have been reviewed by independent public accountants as stated in their report included herein.


2. Recent Accounting Pronouncements - The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), effective April 1, 1998.
SFAS 130 establishes standards for reporting and display of comprehensive income and its major components. Comprehensive income includes net income and other comprehensive income which, in the case of the Company, currently includes only foreign currency translation adjustments.

Following is a summary of the Company's comprehensive income for the three months ended June 30, 1998 and 1997 (in thousands):

                                     Three Months Ended June 30,
                                         1998         1997
                                     -----------  ------------
Net Income                            $14,829       $10,119
Other Comprehensive Income (Loss),
 net of income tax:
   Foreign  currency translation
    adjustments                        (2,438)           --
                                     ----------   -----------
Comprehensive Income                  $12,391       $10,119
                                     ==========   ===========

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related
Information" ("SFAS 131"), which is effective for the Company beginning April 1, 1998. SFAS 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a Company's operating segments. Management believes that implementation of SFAS 131 will not have a material impact on the presentation of the Company's financial statements but may require additional disclosure.

In February 1998, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 132 revises the standards for disclosure of pension and other postretirement benefit plans by standardizing the disclosure requirements, requiring additional information on changes in the benefit obligations and fair values of plan assets, and eliminating certain disclosure requirements no longer considered to be useful. These new disclosure requirements are designed to improve the understandability of benefit disclosures for financial analysis. The Company is required to adopt this standard for fiscal 1999. Management believes that the implementation of SFAS 132 will not have a material impact on the Company's financial statements and disclosures.

3. Change in Accounting Estimate - Effective April 1, 1998, the Company changed its estimate of the useful lives of certain marine barges which are depreciated on the units-of-production method. The Company increased total estimated operating days for such barges to better reflect the estimated periods during which the assets will remain in service. The change had the effect of reducing depreciation expense by $1.0 million and increasing net income by $0.6 million ($0.01 per both diluted and basic share) for the three months ended June 30, 1998.

4. Financing Arrangements - During April 1998, the Company amended the terms of its existing credit agreement with a syndicate of commercial banks to increase the available line of credit from $160 million to $200 million. At June 30, 1998, the amount available under the credit agreement approximated $20.2 million.

5. Basic and Diluted Earnings Net Income Per Share - The number of weighted average shares outstanding for calculation of "basic" and "diluted" net income per share was 91,769,000 and 94,345,000, respectively, for the three months ended June 30, 1998 and 90,722,000 and 93,134,000, respectively, for the three months ended June 30, 1997. The difference in the number of weighted average shares outstanding for basic and diluted net income per share is attributable to the incremental shares related to outstanding options to purchase common stock.

6. Commitments and Contingencies - The Company is a party to legal proceedings and potential claims arising in the ordinary course
of   business.   Management does not believe these  matters  will
materially   effect   the   Company's   consolidated    financial
statements.

In July 1998 the Company settled the previously disclosed arbitration with a shipyard relating to the construction contract terms for the conversion and upgrade of the Hercules. The
Company included the settlement costs in the conversion and upgrade cost with no current charge to earnings. The additional cost will not have a significant impact on future results.

During  August  1998,  the  Board  of  Directors  authorized  the expenditure of up to $30.0 million to purchase shares of the Company's outstanding common stock. Subject to market conditions, the purchases may be effected from time to time through solicited or unsolicited transactions in the market or in privately negotiated transactions. No limit was placed on the duration of the purchase program. Subject to applicable securities laws, purchase decisions will be made by management based upon market conditions and other factors.

The  Company  has guaranteed certain indebtedness and commitments of CCC approximating $26.0 million at June 30, 1998.  The Company has also given performance and currency guarantees totaling $18.2 million at June 30, 1998, ($24.1 million at July 31, 1998) to banks
for CCC  debt  related  to project  financings.   Under the terms
of the performance and currency guarantees, the banks may enforce the guarantees (i) if the customer does not pay CCC because neither CCC nor the guarantors performed the contracts that define the projects or (ii) if, after converting contract payments from Mexican Pesos to United States Dollars, funds from the project are insufficient to pay the sums due. In April 1998, the Company gave a contingent guarantee to a financial institution whereby the guarantee becomes effective if certain contracts are canceled or not renewed. The contingent guaranty amount is $16.9 million.

In the normal course of its business activities, the Company provides letters of credit to secure the performance and/or payment of obligations, including the payment of worker's compensation obligations. Additionally, the Company has issued a letter of credit as collateral for $28.0 million of Port Improvement Revenue Bonds. At June 30, 1998, outstanding letters of credit approximated $41.4 million, including $10.6 million which was subsequently extinguished as a result of the aforementioned settlement related to the Hercules.

The   Company  estimates  that  the  cost  to  complete   capital
expenditure  projects in progress at June 30, 1998,  approximates
$54 million.




Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations.

General

The following commentary presents management's discussion and analysis of the Company's financial condition and results of operations. Certain of the statements included below, including those regarding future financial performance or results or that are not historical facts, are or contain "forward-looking" information as that term is defined in the Securities Act of 1933, as amended. The words "expect," "believe," "anticipate," "project," "estimate," and similar expressions are intended to identify forward-looking statements. The Company cautions readers that any such statements are not guarantees of future performance or events and such statements involve risks, uncertainties and assumptions, including but not limited to industry conditions, general economic conditions, competition, ability of the Company to successfully manage its growth, operating risks, risks of international operations, risks of vessel construction and other factors discussed below and in the Company's Annual Report on Form 10-K for the year ended March 31, 1998. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual results and outcomes may differ materially from those indicated in the forward-looking statements.

The following discussion should be read in conjunction with the Company's unaudited consolidated financial statements for the periods ended June 30, 1998 and 1997, included elsewhere in this report and the Company's audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

During the second quarter of fiscal 1998, the Company completed the acquisition of certain business operations and assets of Sub Sea International, Inc. and certain of its subsidiaries (the "Sub Sea Acquisition"). The $103.8 million acquisition costs (including $1.8 million of directly related acquisition costs) came from available cash and borrowings under the Company's existing credit line. The major assets acquired in the transaction include three construction barges, four liftboats and one dive support vessel based in the United States, four support vessels based in the Middle East, and support vessels and ROVs based in the Far East and Asia Pacific.

In the first quarter of fiscal 1999, the Company again added to its fleet with the acquisition of the pipelay/derrick barges DLB 332 (Teknik Perdana) and DLB 264 (Teknik Padu) from TL Marine Sdn. Bhd. These two vessels are currently in Asia Pacific. The purchase price was $47.3 million (of which $4.8 million was paid in the fourth quarter of fiscal 1998) and was funded from the Company's bank line of credit. The DLB 332 is 352 feet by 100 feet, has an 800 ton lift capacity, and can be outfitted to lay up to 60 inch diameter pipe. The DLB 264 is 400 feet by 100 feet, has an 1,100 ton lift capacity, and is capable of laying up to 60 inch diameter pipe. Each of these vessels is working under a short-term bare boat charter agreement with Hydro Marine Services, Inc., an affiliate of J. Ray McDermott S.A., to allow for completion of certain contractual commitments. The barges should be available for use in the Company's construction services work in the fall of 1998.

During the first quarter of fiscal 1999, the Company's barge Hercules continued its conversion to a dynamically-positioned pipelay/heavy-lift barge, and thus, was unavailable for service. In July 1998, the barge returned to service to begin its first conventional pipelay project. The Company plans to have a reel installed on the barge in the fourth quarter of fiscal 1999 to enable it to install offshore pipelines using the reel method.

Although the Company has been expanding its international operations, the Company derived 80% of its revenues in fiscal 1998 and 58% of its revenues in the first quarter of fiscal 1999 from work performed in the United States Gulf of Mexico ("U.S. Gulf") and offshore Mexico. The offshore marine construction industry in the Gulf of Mexico is highly seasonal as a result of weather conditions and the timing of capital expenditures by oil and gas companies. Historically, the Company performed a substantial portion of its services during June through November. As a result, the Company may earn a disproportionate portion of the Company's revenues, gross profit, and net income during the second (July through September) and third (October through December) quarters of its fiscal year. Because of seasonality, full year results are not likely to be a direct multiple of any particular quarter or combination of quarters. The following table documents the seasonal nature of the Company's operations by presenting the percentage of revenues, gross profit, and net income contributed by each fiscal quarter for the past three fiscal years.

                                                 Quarter Ended
                                        June 30, Sept. 30, Dec. 31, March 31,
                                        -------- --------- -------- ---------

Revenues, three year weighted average      19%      30%       28 %     23%
Gross profit, three year weighted average  19       35        25       21
Net  income,  three year weighted average  19       37        24       20


In  fiscal  1996  the Company expanded its operations  into  West
Africa.   In fiscal 1997 and fiscal 1998 the Company acquired
operations in Asia Pacific and the Middle East. In fiscal 1997 the Company also acquired certain operations in the Mexican waters of the Gulf of Mexico. Certain of these geographic areas have seasonal effects different from the Gulf of Mexico and may affect the three year averages shown above.

As discussed in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998, demand for the Company's construction services depends on the condition of the oil and gas industry, and particularly the capital expenditures of oil and gas companies with operations in the Gulf of Mexico and in other regions served by the Company. As a result the Company is concerned about the recent weakness in oil prices as a prolonged decline in offshore drilling and exploration activity could adversely affect the Company's future revenues and profitability.

Results of Operations

The following table sets forth, for the periods indicated, the Company's statements of operations expressed as a percentage of revenues.
                                             Quarter Ended
                                                June 30,
                                           1998        1997
                                          -------     -------
Revenues                                  100.0%       100.0%
Cost of revenues                          (66.8)       (67.0)
                                          -------     -------
Gross profit                               33.2         33.0
Equity in net earnings (loss) of
 unconsolidated affiliate                  (1.7)        (2.7)
Selling, general and administrative
 expenses                                  (5.9)        (6.7)
                                          -------     -------
Operating income                           25.6         23.6
Interest expense                           (1.3)        (0.2)
Other income (expense), net                 0.5          2.4
                                          -------     -------
Income before income taxes                 24.8         25.8
Provision for income taxes                 (8.7)        (9.8)
                                          -------     -------
Net income                                 16.1         16.0
                                          =======     =======


The Company's results of operations for the first quarter of fiscal 1998 and 1999 reflect the level of offshore construction activity in the U. S. Gulf, West Africa, and Asia Pacific and the amount of resources supplied to CCC in Mexico. The results for the first quarter of fiscal 1999 also include the results of additional business acquired in July 1997 from Sub Sea International, Inc. in the U. S. Gulf, Asia Pacific, and the Middle East.

First Quarter Fiscal 1999 Compared to First Quarter Fiscal 1998

Revenues. Revenues for the first quarter of fiscal 1999 of $92.2 million were 46% higher than the $63.2 million recorded in the first quarter of fiscal 1998. The increase in revenues for the quarter resulted from greater revenue contributions from the Company's international operations in West Africa, Mexico, Asia Pacific, and the Middle East. Lower revenues in the U. S. Gulf partially offset the increase.

United States Gulf of Mexico -- Revenues in the U. S. Gulf declined 27% to $42.0 million in the first quarter of fiscal 1999 from $57.7 million in the same period of fiscal 1998. Barge days worked in the U. S. Gulf were 247 in the first quarter of fiscal 1999 compared to 381 in the same quarter last year. The dry-docking of two of the Coastal Division's primary barges, making them unavailable for over half of the quarter, contributed to the decline. Liftboat, DSV, and OSV days worked in the U. S. Gulf declined to 1,480 in the first quarter of fiscal 1999 from 1,563 in last year's first quarter. Diver days in the U. S. Gulf declined to 3,569 during the first quarter of fiscal 1999 from 4,605 during the same period last year. The reduced number of U.
S. Gulf barge days during the quarter is partially responsible for the decline in diver days.

West Africa -- Revenues in West Africa increased substantially to $20.3 million during the first quarter of fiscal 1999 from $0.8 million in last fiscal year's first quarter. Barge days worked in West Africa were 87 for the first quarter of fiscal 1999 compared to eight in last year's first quarter. The Company also recorded 972 diver days in West Africa during the first quarter of fiscal 1999 compared to 193 during the same period last year.

Mexico -- Revenues in Mexico also increased significantly to $11.4 million during the first quarter of fiscal 1999 from $1.1 million in last fiscal year's first quarter. The Company derived substantially all of its revenue in Mexico from barge charters, diving services, and other services provided to its unconsolidated affiliate, CCC. Reported revenues do not include the Company's share (49%) of CCC revenues. The Company accounts for the earnings and losses of CCC using the equity method. During the first quarter of fiscal 1999, the Company had three barges working offshore Mexico. Barge days worked offshore Mexico were 233 for the first quarter of fiscal 1999 compared to 55 in last year's first quarter. Diver days worked offshore Mexico during the first quarter of fiscal 1999 were 1,493 compared to 72 in last year's first quarter.

Asia Pacific -- Revenues in Asia Pacific improved to $7.6 million during the first quarter of fiscal 1999 from $3.6 million in last fiscal year's first quarter. The Company benefited in the first quarter of fiscal 1999 from the July 1997 Sub Sea Acquisition. The Company also received revenue on the DLB 332 and DLB 264, which the Company acquired in April 1998. The barges are currently working under a short-term bare boat charter agreement with Hydro Marine Services, Inc., an affiliate of J. Ray McDermott S.A., to allow for completion of certain contractual commitments. The acquisition of these two barges allowed the Company to record 168 barge days in Asia Pacific during the first quarter of fiscal 1999 compared to none in last fiscal year's first quarter. Primarily as a result of the Sub Sea Acquisition, the Company recorded 549 DSV and OSV days in the first quarter of fiscal 1999 compared to none in last fiscal year's first quarter. Diver days worked during the first quarter of fiscal 1999 declined to 1,888 from 3,911 during the first quarter of fiscal 1998.

Middle East -- Revenues in the Middle East were $10.8 million during the first quarter of fiscal 1999. The Company entered the Middle East market through the Sub Sea Acquisition in July 1997, and thus, had no operations or revenues in last fiscal year's first quarter. Middle East barge days, OSV days, and diver days during the first quarter of fiscal 1999 were 61, 291, and 5,195, respectively.

Depreciation and Amortization. Effective April 1, 1998, the Company changed its estimate of the useful lives of certain marine barges that are depreciated using a units-of-production method. The Company increased total estimated operating days to better reflect the estimated period during which the assets will remain in service. The change had the effect of reducing depreciation expense by $1.0 million in the first quarter of fiscal 1999. Depreciation and amortization expenses, including amortization of dry-docking costs, were $9.8 million in the first quarter of fiscal 1999 compared to $4.9 million in the same period of the prior fiscal year. The increase was principally attributable to the depreciation expense resulting from the increase in property and equipment, through purchases and acquisitions, compared to the first quarter of fiscal 1998. Lower depreciation on barges depreciated using a units-of-production method, and which had lower days employed in the first quarter of fiscal 1999 than in the same quarter of fiscal 1998, partially offset the depreciation increase.

Gross Profit. Gross profit for the first quarter of fiscal 1999 of $30.6 million was 47% higher than the $20.8 million gross profit for the same quarter a year earlier. The gross profit increase was primarily attributable to the increased revenue contributions of the international operations, and was partially offset by lower gross profit from the operations in the U. S. Gulf. Gross profit as a percentage of revenues was 33.2% for the first quarter of fiscal 1999 as compared to 33.0% for the same quarter a year earlier. Margins for operations in the U. S. Gulf for the first quarter of fiscal 1999 were nearly unchanged when compared to the first quarter of fiscal 1998. Margins in the Company's international operations improved significantly in the first quarter of fiscal 1999.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses for the first quarter of fiscal 1999 were $5.5 million, 31% higher than the $4.2 million expense for the same quarter a year earlier. The increase is primarily attributable to the expansion of the Company's business. As a percentage of revenue, selling, general, and administrative expenses declined to 5.9% in the first quarter of fiscal 1999 from 6.7% in the first quarter of fiscal 1998. The Company recorded an $0.8 million expense for the Company's retirement and incentive compensation plan in the first quarter of fiscal 1999. However, an $0.8 million adjustment of the fiscal year 1998 provision offset the first quarter of fiscal 1999 expense. The Company had a $1.2 million provision in the same period a year earlier of which $0.4 million was included in selling, general, and administrative expenses.

Interest Expense and Other Income (Expense). Interest expense, net of $1.6 million of capitalized interest cost, was $1.2 million  in  the  first quarter of fiscal 1999 compared  to  $0.1 million in the same quarter a year earlier. The increase is attributable to higher debt levels in the first quarter of fiscal 1999 than in the first quarter of fiscal 1998. Other income in the first quarter fiscal 1999 of $0.4 million was lower than the $1.5 million reported a year earlier largely because the Company had lower cash balances available for investment.

Net Income. Net income for the first quarter of fiscal 1999 totaled $14.8 million, an increase of 47% from $10.1 million in the same quarter a year earlier. The change in estimated useful lives of certain marine barges discussed above resulted in a $0.6 million increase in net income. Included in net income for the first quarter of fiscal 1999 is a $1.6 million loss associated with the Company's 49% ownership interest in CCC. The first quarter of fiscal 1998 loss associated with the CCC ownership was $1.7 million. The Company's effective income tax rate declined from 38.0% in the first quarter of fiscal 1998 to 35.0% in the first quarter of fiscal 1999, reflecting the benefit of increased net income in certain international operations that have lower tax rates.

Liquidity and Capital Resources

The Company's operations generated cash flow of $26.7 million during the first quarter of fiscal 1999. Cash from operations, together with available cash and funds provided by financing activities, funded net investing activities of $80.3 million. Investing activities consisted principally of capital expenditures, dry-docking costs, and reimbursement of escrowed funds and advances to CCC. Working capital decreased $11.4 million during the first three months of fiscal 1999 from $77.5 million at March 31, 1998, to $66.1 million at June 30, 1998.

Capital expenditures during the first quarter of fiscal 1999 aggregated $85.4 million. The expenditures included a $42.5 million final payment to acquire the DLB 332 and DLB 264, $18.8 million for continued conversion and upgrade of the Hercules, and $5.5 million for continued construction of the Carlyss, Louisiana deepwater support facility and pipebase. The Company estimates that the cost to complete capital expenditure projects in progress at June 30, 1998, approximates $54 million. The Company plans to install reel pipelay capabilities on the Hercules during the fourth quarter of fiscal 1999 with an estimated completion cost of $12.0 million, which is in addition to the approximately $101.2 million previously spent.

During the first quarter of fiscal 1999, the Company settled the previously disclosed arbitration with a shipyard relating to the construction contract terms for the conversion and upgrade of the Hercules. The settlement costs were not material to the Company's consolidated financial statements.

Long-term debt outstanding at June 30, 1998, (including current maturities), consists primarily of $39.9 million of Title XI bonds, a $28.0 million obligation to service Lake Charles Harbor and Terminal District bonds, and $123.0 million drawn against the Company's revolving line of credit.

The Company's outstanding Title XI bonds mature in 2003, 2005, 2020 and 2022, carry interest rates of 9.15%, 8.75%, 8.30%, and
7.25% per annum, respectively, and require aggregate semi-annual payments of $0.9 million, plus interest. The agreements pursuant to which the Title XI bonds were issued contain certain covenants, including the maintenance of minimum working capital and net worth requirements, which, if not met, result in additional covenants that restrict the operations of the Company and its ability to pay cash dividends. The Company is currently in compliance with these covenants.

The Company maintains a revolving line of credit under a loan agreement ("Restated Credit Agreement") with a syndicate of commercial banks. Effective April 8, 1998, an amendment to the Restated Credit Agreement increased the available credit from $160.0 million to $200.0 million. The revolving credit facility reduces to $150.0 million from July 1, 2000, to June 30, 2001, and to $100.0 million from July 1, 2001, to June 30, 2002. Borrowings under the facility bear interest at fluctuating rates, are payable on July 30, 2002, and have subsidiary guarantees and stock pledges as security. The amount of available credit decreases by (i) borrowings outstanding ($123.0 million at June 30, 1998), (ii) outstanding letters of credit issued under the
Restated  Credit Agreement ($30.8 million at June 30,  1998)  and
(iii) amounts outstanding under a separate credit agreement between the banks and CCC, limited to a maximum of $35.0 million ($26.0 million at June 30, 1998). For continuing access to the revolving line of credit, the Company must remain in compliance with the covenants of the Restated Credit Agreement, including covenants relating to the maintenance of certain financial ratios. The Company is currently in compliance with these covenants. At July 31, 1998, borrowings of $133.0 million were outstanding under the Restated Credit Agreement.

The Company has guaranteed certain indebtedness and commitments of CCC approximating $26.0 million at June 30, 1998. The Company has also given performance and currency guarantees banks for CCC debt totaling $49.2 million at June 30, 1998, related to project financings. Under the terms of the performance and currency guarantees, the banks may enforce the guarantees (i) if the customer does not pay CCC because neither CCC nor the guarantors performed the contracts that define the projects or (ii) if, after converting contract payments from Mexican Pesos to United States Dollars, funds from the project are insufficient to pay the sums due. In April 1998, the Company gave a contingent guarantee to a financial institution whereby the guarantee becomes effective if certain contracts are canceled or not renewed. The contingent guaranty amount is $17.5 million.

Global has reached agreement in principal with its partner to restructure its joint venture in Mexico, CCC, to sell or spin-off to its partner CCC's onshore construction and fabrication business and assets. Expected to be completed in the near future, this restructuring will permit CCC to focus on its offshore construction business. Global has a 49% ownership interest in CCC and charters vessels and other equipment to CCC.

During  August  1998,  the  Board  of  Directors  authorized  the expenditure of up to $30.0 million to purchase shares of the Company's outstanding common stock. Subject to market conditions, the Company may effect purchases from time to time. The Board of Directors placed no limit on the duration of the program.

The Company expects funds available under the Company's Restated Credit Agreement, combined with available cash and cash generated from operations, to provide sufficient funds for the Company's operations, scheduled debt retirement, planned capital expenditures, purchases of the Company's common stock, and working capital needs for the foreseeable future.

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related
Information" ("SFAS 131"), which is effective for the Company beginning April 1, 1998. SFAS 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a Company's operating segments. Management believes that implementation of SFAS 131 will not have a material impact on the presentation of the Company's financial statements but may require additional disclosure.

In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 132 revises the standards for disclosure of pension and other postretirement benefit plans by standardizing the disclosure requirements, requiring additional information on changes in the benefit obligations and fair values of plan assets, and eliminating certain disclosure requirements no longer considered to be useful. These new disclosure requirements are designed to improve the understandability of benefit disclosures for financial analysis. The Company is required to adopt this standard for fiscal 1999. Management believes that the implementation of SFAS 132 will not have a material impact on the Company's financial statements and disclosures.

Year 2000

The Company has begun assessing its major information and computing systems and is updating or replacing, in the normal course of business, any applications that are not Year 2000 compliant. The Company has also begun assessing both the costs of addressing and the costs or consequences of incomplete or untimely resolution of the Year 2000 issue. Based upon assessments to date, the Company believes that its estimated costs related to the Year 2000 issue will not be material to the Company's business, operations, or financial condition.

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

In July 1998 the Company settled the previously disclosed arbitration with a shipyard relating to the construction contract terms for the conversion and upgrade of the Hercules. The
Company included the settlement costs in the conversion and upgrade cost with no current charge to earnings. The additional cost will not have a significant impact on future results.


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:
            15.1  -  Letter regarding unaudited interim financial
                      information.
            27.1  -  Financial Data Schedule.
            27.2  -  Restated Financial Data Schedule.
            27.3  -  Restated Financial Data Schedule.

     (b) Reports on Form 8-K - None

 .


                            Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GLOBAL INDUSTRIES, LTD.

                              By:  /s/ MICHAEL J. MCCANN
                              ___________________________________
                                   Michael J. McCann
                              Vice President, Chief Financial Officer
                              (Principal Financial and Accounting Officer)

August 14, 1998



                                                     EXHIBIT 15.1




August 12, 1998

Global Industries, Ltd.
107 Global Circle
Lafayette, Louisiana 70503

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Global Industries, Ltd. and subsidiaries for the periods ended June 30, 1998 and 1997, as indicated in our report dated August 6, 1998; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended June
30,  1998, is incorporated by reference in Registration Statement
Nos. 33-58048 and 33-89778 on Form S-8.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.



DELOITTE & TOUCHE LLP

New Orleans, Louisiana