Form 10-Q
period 1998-09-30
GLOBAL INDUSTRIES LTD
filed 1998-11-12
CIK 895663

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15  (d)  OF
THE  SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1998


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

              APPLICABLE ONLY TO CORPORATE ISSUERS:

    The number of shares of the Registrant's Common Stock outstanding as of October 31, 1998 was 91,161,379.

                     Global Industries, Ltd.
                        Index - Form 10-Q


                             Part I

Item 1.   Financial Statements - Unaudited
          Independent Accountants' Report                           3
          Consolidated Statements of Operations                     4
          Consolidated Balance Sheets                               5
          Consolidated Statements of Cash Flows                     6
          Notes to Consolidated Financial Statements                7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                       9


                              Part II

Item 1.   Legal Proceedings                                         17

Item 4.   Submission of Matters to a Vote of Security Holders       18

Item 5.   Other Information                                         18

Item 6.   Exhibits and Reports on Form 8-K                          18

          Signature                                                 19

                PART I  -  FINANCIAL INFORMATION


Item 1. Financial Statements.


INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Shareholders of Global Industries, Ltd.

We have reviewed the condensed consolidated financial statements of Global Industries, Ltd. and subsidiaries, as listed in the accompanying index, as of September 30, 1998 and for the three-month and six-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

October 29, 1998
New Orleans, Louisiana

                     Global Industries, Ltd.
              CONSOLIDATED STATEMENTS OF OPERATIONS
          (Dollars in thousands, except per share data)
                           (Unaudited)


                                 Quarter Ended      Six Months Ended
                                 September 30,       September 30,
                                1998      1997       1998      1997

Revenues                      $120,575  $108,772    $212,733   $171,948

Cost of Revenues                89,674    70,915     151,245    113,252
                              --------  --------    --------   --------
Gross Profit                    30,901    37,857      61,488     58,696

Equity in Net Earnings
(Loss) of Unconsolidated        (1,329)     (471)     (2,891)    (2,127)
Affiliate

Selling, General and
Administrative Expenses          7,968     6,448      13,443     10,695
                               -------   -------    --------    -------
Operating Income                21,604    30,938      45,154     45,874
                               -------   -------    --------    -------
Other Income (Expense):
 Interest Expense               (2,822)     (350)     (3,973)      (480)
 Other                             136       597         551      2,112
                               -------   -------    --------    -------
                                (2,686)      247      (3,422)     1,632
                               -------   -------    --------    -------
Income Before Income Taxes      18,918    31,185      41,732     47,506

Provision for Income Taxes       6,621    11,850      14,606     18,052

Net Income                    $ 12,297  $ 19,335    $ 27,126   $ 29,454
                              ========  ========    ========   ========

Weighted Average Common
Shares
 Outstanding:
 Basic                       91,155,000  91,021,000  91,662,000 90,872,000
 Diluted                     93,532,000  93,905,000  93,911,000 93,389,000

Net Income Per Share:
 Basic                        $   0.13   $  0.21     $  0.30     $  0.32
 Diluted                      $   0.13   $  0.21     $  0.29     $  0.32


         See Notes to Consolidated Financial Statements.

                     Global Industries, Ltd.
                   CONSOLIDATED BALANCE SHEETS
                     (Dollars in thousands)
                           (Unaudited)


                                         September 30,   March 31,
                                             1998          1998
                                         -------------   -----------
 ASSETS
 Current Assets:
 Cash                                     $ 19,362       $ 18,693
 Escrowed funds                              1,004          6,907
 Receivables                               117,497         97,156
 Advances to and receivables from
  unconsolidated affiliate                  21,391         22,852
 Prepaid expenses and other                  7,414          7,002
                                          --------       --------
 Total current assets                      166,668        152,610
                                          --------       --------
 Escrowed Funds                             14,474         22,478
                                          --------       --------
 Property and Equipment, net               523,495        432,224
                                          --------       --------

 Other Assets:
 Deferred charges, net                      17,846         12,139
 Investment in unconsolidated affiliate         --          1,878
 Other                                       4,146          4,038
                                          --------       --------
 Total other assets                         21,992         18,055
                                          --------       --------
     Total                                $726,629       $625,367
                                          ========       ========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities:
 Current maturities of long-term debt     $  2,416       $  2,168
 Accounts payable                           55,759         55,016
 Accrued liabilities                        20,046         11,418
 Accrued profit-sharing                      1,391          4,126
 Insurance payable                             752          2,410
                                          --------       --------
 Total current liabilities                  80,364         75,138

 Long-Term Debt                            218,397        144,825
                                          --------       --------
 Deferred Income Taxes                      42,869         36,471
 Commitments and Contingencies            --------       --------

 Shareholders' Equity:
 Preferred stock                                --             --
 Common stock, issued 92,030,574 and
  91,597,114 shares, respectively              920            915
 Additional paid-in capital                211,446        208,911
 Treasury stock at cost (874,500 shares
 at September 30, 1998)                    (11,229)            --
 Translation adjustments                   (10,549)        (8,178)
 Retained earnings                         194,411        167,285
 Total shareholders' equity                384,999        368,933
     Total                                $726,629       $625,367


         See Notes to Consolidated Financial Statements.

                     Global Industries, Ltd.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Dollars in thousands)
                           (Unaudited)
                                             Six Months Ended
                                               September 30,
                                              1998       1997
                                              ----       ----

 Cash Flows From Operating Activities:
 Net income                                $ 27,126    $ 29,454
 Adjustments to reconcile net income to
 net cash provided
  by (used in) operating activities:
   Depreciation and amortization             22,609      13,219
   Deferred income taxes                      6,411       4,000
   Equity in net (earnings) loss of
    unconsolidated affiliate                  2,891       2,127
   Other                                        215           4
   Changes in operating assets and
    liabilities (net of acquisitions):
      Receivables                           (20,507)    (37,776)
      Receivables from unconsolidated
       affiliate                             (6,387)         --
      Prepaid expenses and other               (472)     (3,534)
      Accounts payable and accrued
       liabilities                            5,098      18,222
                                            -------     -------
     Net cash provided by (used in)
      operating activities                   36,984      25,716

 Cash Flows From Investing Activities:
 Additions to property and equipment
  (net of acquisitions)                    (112,398)    (63,148)
 Escrowed funds                              13,907      19,119
 Acquisition of business, net of cash
  acquired                                       --    (103,805)
 Additions to deferred charges               (9,547)     (3,918)
 Net repayment of advances to
  unconsolidated affiliate                    6,835      15,943
 Other                                           85         142
                                           --------    --------
     Net cash (used in) investing
      activities                           (101,118)   (135,667)

 Cash Flows From Financing Activities:
 Proceeds from sale of common stock           2,516       1,001
 Purchase of treasury stock                 (11,229)         --
 Net proceeds (repayment) of long-term debt  73,820      56,033
                                           --------    --------

     Net cash provided by (used in)
      financing activities                   65,107      57,034

 Effect of Exchange Rate Changes on Cash       (304)       (450)
                                           --------    --------
 Cash:
 Increase (Decrease)                            669     (53,367)
 Beginning of period                         18,693      63,981
                                           --------    --------
 End of period                             $ 19,362    $ 10,614
                                           ========    ========


         See Notes to Consolidated Financial Statements.

                     Global Industries, Ltd.
     Notes To Consolidated Financial Statements (Unaudited)

1. Basis of Presentation - The accompanying unaudited consolidated financial statements include the accounts of Global Industries, Ltd. and its wholly owned subsidiaries (the "Company"). The Company also has a 49% ownership interest in CCC Fabricaciones y Construcciones, S.A. de C.V. ("CCC"), which is accounted for by the equity method. Effective December 31, 1998, the Company will change its fiscal year-end to December 31 of each year.

In the opinion of management of the Company, all adjustments (such adjustments consisting only of a normal recurring nature) necessary for a fair presentation of the operating results for the interim periods presented have been included in the unaudited consolidated financial statements. Operating results for the period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1999. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

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

Following is a summary of the Company's comprehensive income for the three months and six months ended September 30, 1998 and 1997
(in thousands):


                               Quarter Ended       Six Months Ended
                               September 30,         September 30,
                               1998      1997       1998      1997
                               ----      ----       ----      ----
 Net Income                   $12,297   $19,335     $27,126   $29,454

 Other  Comprehensive Income
  (Loss), net of income tax:
    Foreign currency
     translation adjustments       67    (3,531)     (2,371)   (3,531)
                              -------   -------      -------  -------
 Comprehensive Income         $12,364   $15,804      $24,755  $25,923
                              =======   =======      =======  =======


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

3. Change in Accounting Estimate - Effective April 1, 1998, the Company changed its estimate of the useful lives of certain marine barges which are depreciated on the units-of-production method. The Company increased total estimated operating days for such barges to better reflect the estimated periods during which the assets will remain in service. For the second quarter of fiscal 1999, the change had the effect of reducing depreciation expense by $0.7 million and increasing net income by $0.5 million (less than $0.01 per both basic and diluted share). The change had the effect of reducing depreciation expense by $1.7 million and increasing net income by $1.1 million ($0.01 per both basic and diluted share) for the six months ended September 30, 1998.

4. Financing Arrangements - During September 1998, the Company amended the terms of its existing credit agreement with a syndicate of commercial banks to increase the available line of credit from $200 million to $250 million. At September 30, 1998, the amount available under the credit agreement approximated $41.9 million.

5. Basic and Diluted Net Income Per Share - The difference in the number of weighted average shares outstanding for basic and diluted net income per share is attributable to the incremental shares related to outstanding options to purchase common stock.

6. Commitments and Contingencies - The Company is a party to legal proceedings and potential claims arising in the ordinary course
of   business.   Management does not believe these  matters  will
materially   effect   the   Company's   consolidated    financial
statements.

During  August  1998,  the  Board  of  Directors  authorized  the expenditure of up to $30.0 million to purchase shares of the Company's outstanding common stock. Subject to market conditions, the purchases may be effected from time to time through solicited or unsolicited transactions in the market or in privately negotiated transactions. No limit was placed on the duration of the purchase program. Subject to applicable securities laws, purchase decisions will be made by management based upon market conditions and other factors. As of September 30, 1998, the Company had purchased 874,500 shares since the authorization at a total cost of $11.2 million. In October 1998, the Company purchased an additional 55,000 shares at a total cost of $0.4 million.

The Company has guaranteed certain indebtedness of CCC approximating $23.9 million at September 30, 1998. The Company has also given performance and currency guarantees totaling $30.8 million at September 30, 1998, to banks for CCC debt related to project financings. Under the terms of the performance and currency guarantees, the banks may enforce the guarantees (i) if the customer does not pay CCC because neither CCC nor the guarantors performed the contracts that define the projects or
(ii) if, after converting contract payments from Mexican Pesos to United States Dollars, funds from the project are insufficient to pay the sums due. In April 1998, the Company gave a contingent guarantee to a financial institution whereby the guarantee becomes effective if certain vessel contracts of CCC are canceled or not renewed. The contingent guaranty amount at September 30, 1998 was $16.0 million.

In the normal course of its business activities, the Company provides letters of credit and bonds to secure the performance and/or payment of obligations, including the payment of worker's compensation obligations. Additionally, the Company has issued a letter of credit as collateral for $28.0 million of Port Improvement Revenue Bonds. At September 30, 1998, outstanding letters of credit and bonds approximated $31.2 million.

The   Company  estimates  that  the  cost  to  complete   capital
expenditure   projects  in  progress  at  September   30,   1998,
approximates $28 million.



Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

General

The following discussion presents management's discussion and analysis of the Company's financial condition and results of operations. Certain of the statements included below, including those regarding future financial performance or results or that are not historical facts, are or contain "forward-looking" information as that term is defined in the Securities Act of 1933, as amended. The words "expect," "believe," "anticipate," "project," "estimate," and similar expressions are intended to identify forward-looking statements. The Company cautions readers that any such statements are not guarantees of future performance or events and such statements involve risks, uncertainties and assumptions, including but not limited to industry conditions, general economic conditions, competition, ability of the Company to successfully manage its growth, operating risks, risks of international operations, risks of vessel construction and other factors discussed below and in the Company's Annual Report on Form 10-K for the year ended March 31, 1998. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual results and outcomes may differ materially from those indicated in the forward-looking statements.

The following discussion should be read in conjunction with the Company's unaudited consolidated financial statements for the periods ended September 30, 1998 and 1997, included elsewhere in this report and the Company's audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

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

In the first quarter of fiscal 1999, the Company again added to its fleet with the acquisition of the pipelay/derrick barges DLB 332 (Teknik Perdana) and DLB 264 (Teknik Padu) from TL Marine Sdn. Bhd. These two vessels are currently in Asia Pacific. The purchase price was $47.3 million (of which $4.8 million was paid in the fourth quarter of fiscal 1998) and was funded from the Company's bank line of credit. The DLB 332 is 352 feet by 100 feet, has an 800 ton lift capacity, and can be outfitted to lay up to 60-inch diameter pipe. The DLB 264 is 400 feet by 100 feet, has an 1,100 ton lift capacity, and is capable of laying up to 60-inch diameter pipe. Both vessels have completed commitments under short-term bare boat charter agreements with Hydro Marine Services, Inc., an affiliate of J. Ray McDermott
S.A., and are currently available for use in the Company's construction services work.

In July 1998, the Company's barge Hercules completed its conversion to a dynamically-positioned pipelay/heavy-lift barge and returned to service to begin its first conventional pipelay project. The second phase of the upgrade of the Hercules, installation of a reel on the barge to enable it to install offshore pipelines using the reel method, is expected to occur in the fourth quarter of fiscal 1999.

The offshore marine construction industry is seasonal because of weather and climatical conditions and because of the timing of capital expenditures by oil and gas companies. In the United States Gulf of Mexico ("U.S. Gulf"), where the Company derived 77% of its revenues in fiscal 1998 and 54% of its revenues in the first six months of fiscal 1999, the Company has historically performed a substantial portion of its services during the period of June through November. As a result, the Company may earn a disproportionate portion of the Company's revenues, gross profit, and net income during the second (July through September) and third (October through December) quarters of its fiscal year. Because of seasonality, full year results are not likely to be a direct multiple of any particular quarter or combination of quarters. The following table documents the seasonal nature of the Company's operations by presenting the percentage of revenues, gross profit, and net income contributed by each fiscal quarter for the past three fiscal years.

                                               Quarter Ended
                                 June 30,   Sept. 30,    Dec. 31, March 31,
                                 --------   ---------    -------- ---------
Revenues, three year average       19%        30%          28%      23%
Gross profit, three year average   19         35           25       21
Net  income,  three year average   19         37           24       20


In recent years, the Company has expanded and acquired operations in West Africa, Asia Pacific, Mexico, and the Middle East. Certain of these geographic areas have seasonal effects different from the U.S. Gulf. As a larger percentage of the Company's operations are in these areas, the different seasonal effects may affect the three year averages shown above.

As discussed in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998, demand for the Company's construction services depends on the condition of the oil and gas industry, and particularly the capital expenditures of oil and gas companies with operations in the U.S. Gulf and in other regions served by the Company. As a result, the Company is concerned about the continuing weakness in oil prices as a prolonged decline in offshore drilling and exploration activity could adversely affect the Company's future revenues and profitability. In the quarter ended September 30, 1998, the Company did experience a drop in demand for its services in the U.S. Gulf because of cutbacks in the capital expenditures of oil and gas companies and increased competition which had an adverse effect on the Company's results of operations. Should this trend of lower demand and increased competition in the U.S. Gulf continue, the Company expects the results of operations for the current fiscal year to be materially lower than in the prior fiscal year.

Results of Operations

The following table sets forth the Company's statements of operations expressed as a percentage of revenues for the periods indicated.

                               Quarter Ended      Six Months Ended
                               September 30,        September 30,
                              1998       1997       1998         1997
                              ----       ----       ----         ----
 Revenues                    100.0%      100.0%     100.0%       100.0%
 Cost of  revenues           (74.4)      (65.2)     (71.1)        (65.9)
                             ------      ------     ------       -------
 Gross profit                 25.6        34.8       28.9          34.1
 Equity in net
  earnings (loss) of
  unconsolidated affiliate    (1.1)       (0.4)      (1.4)         (1.2)
 Selling, general and
  administrative expenses     (6.6)       (5.9)      (6.3)         (6.2)
                             ------       -----      ------      -------
 Operating Income             17.9        28.5       21.2          26.7
 Interest expense             (2.3)       (0.3)      (1.9)         (0.3)
 Other income (expense),net    0.1         0.5        0.3           1.2
                             ------       -----      ------      -------
 Income before income taxes   15.7        28.7       19.6          27.6
 Provision for income taxes   (5.5)       (10.9)     (6.9)        (10.5)
                             ------       ------     ------      -------
 Net income                   10.2%       17.8%      12.7%         17.1%
                             ======       ======     ======      =======

The Company's results of operations for the first half of fiscal 1998 and 1999 reflect the level of offshore construction activity in the U.S. Gulf, West Africa, and Asia Pacific and the amount of resources supplied to the Company's unconsolidated affiliate, CCC Fabricaciones y Construciones, S.A. de C.V. ("CCC") in Mexico. The results for the first half of fiscal 1999 also include the results of additional business acquired in July 1997 from Sub Sea International, Inc. in the U. S. Gulf, Asia Pacific, and the Middle East.

Second Quarter Fiscal 1999 Compared to Second Quarter Fiscal 1998

Revenues. Revenues for the second quarter of fiscal 1999 of $120.6 million were 11% higher than the $108.8 million recorded in the second quarter of fiscal 1998. The increase in revenues for the quarter resulted from greater revenue contributions from the Company's international operations in West Africa, Mexico, Asia Pacific, and the Middle East, partially offset by lower revenues in the U. S. Gulf.

U. S. Gulf of Mexico -- Revenues in the U. S. Gulf declined 10% to $73.0 million in the second quarter of fiscal 1999 from $81.0 million in the same period of fiscal 1998. Barge days worked in the U. S. Gulf were 372 in the second quarter of fiscal 1999 compared to 642 in the same quarter last year. Liftboat, DSV, and OSV days worked in the U. S. Gulf declined to 1,474 in the second quarter of fiscal 1999 from 2,070 in last year's second quarter. Diver days in the U. S. Gulf declined to 4,352 during the second quarter of fiscal 1999 from 6,039 during the same period last year. In addition to decreased demand for the Company's offshore construction services, four named tropical systems in the Gulf of Mexico during September further reduced operating activities during the quarter. The reduced operating activities caused a decline in revenues. Lower pricing and increased competition further contributed to the decline in revenue.

West Africa -- Revenues in West Africa increased to $15.3 million during the second quarter of fiscal 1999 from $10.1 million in last fiscal year's second quarter. During the quarter, the
Company began procurement of job materials and subcontracted fabrication for projects set to begin in the third quarter of fiscal 1999. Barge days worked in West Africa were 30 for the second quarter of fiscal 1999 compared to 73 in last year's second quarter. The Company also recorded 206 diver days in West Africa during the second quarter of fiscal 1999 compared to 746 during the same period last year.

Mexico -- Revenues in Mexico increased significantly to $9.5 million during the second quarter of fiscal 1999 when compared to $3.8 million in last fiscal year's second quarter. The Company derived substantially all of its revenue in Mexico from barge charters, diving services, and other services provided to its unconsolidated affiliate, CCC. During the second quarter of fiscal 1999, the Company had five barges working offshore Mexico. Barge days worked offshore Mexico were 215 for the second quarter of fiscal 1999 compared to 176 in last year's second quarter. Diver days worked offshore Mexico during the second quarter of fiscal 1999 were 1,529 compared to 991 in last year's second quarter.

Asia Pacific -- Revenues in Asia Pacific improved to $16.5 million during the fiscal 1999 second quarter from $10.7 million in last fiscal year's second quarter. The barge Seminole began work in Asia Pacific in September. Additionally, the Company benefited in the second quarter of fiscal 1999 from charter revenue on the barges DLB 332 and DLB 264, which the Company purchased in April 1998. The Company recorded 156 barge days in Asia Pacific during the second quarter of fiscal 1999 compared with none in last fiscal year's second quarter. Also, the Company had increased revenues during the second quarter of fiscal 1999 from its ROV services when compared with last fiscal year's second quarter. The increase in revenues during the second quarter of fiscal 1999 from barge and ROV activities was partially offset by lower revenues from DSV, OSV, and diving activities when compared with last fiscal year's second quarter. DSV and OSV days declined to 361 in the second quarter of fiscal 1999 compared with 425 in last fiscal year's second quarter. Diver days worked during the second quarter of fiscal 1999 declined to 1,302 from 2,824 during the second quarter of fiscal 1998.

Middle East -- Revenues in the Middle East were $6.3 million during the second quarter of fiscal 1999 as compared with $3.2 million during the second quarter of fiscal 1998. Middle East barge days, OSV days, and diver days during the second quarter of fiscal 1999 were 24, 152, and 4,206, respectively. Barge days, OSV days, and diver days during the second quarter of fiscal 1998 were 33, 143, and 1,231, respectively.

Depreciation and Amortization. Effective April 1, 1998, the Company changed its estimate of the useful lives of certain marine barges that it depreciates using a units-of-production method. The Company increased total estimated operating days to better reflect the estimated periods during which the assets will remain in service. The change reduced depreciation expense by $0.7 million in the second quarter of fiscal 1999. Higher depreciation expense for the second quarter of fiscal 1999 compared to the second quarter of fiscal 1998 is partially attributable to the depreciation expense on the upgraded Hercules, the Seminole, and the addition of two barges, the DLB 332, and the DLB 264, which the Company depreciates using a units-of-production method. The increase is also a result of higher dry-dock cost amortization on vessels that incurred dry-dock costs since the second quarter of fiscal 1998. Lower depreciation on certain other barges depreciated using a units-of-production method, and that had lower days employed in the second quarter of fiscal 1999 than in the same quarter of fiscal 1998, partially offset the depreciation increase.

Gross Profit. Gross profit for the second quarter of fiscal 1999 of $30.9 million was 18% lower than the $37.9 million gross profit for the same quarter a year earlier. The lower gross profit was primarily attributable to the decreased operating activity and margins in the U. S. Gulf and decreased barge activity in West Africa. Higher gross profit from operations in Mexico, Asia Pacific, and the Middle East partially offset the decrease. Gross profit as a percentage of revenue was 25.6% for the second quarter of fiscal 1999 as compared to 34.8% for the same quarter a year earlier.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses for the second quarter of fiscal 1999 were $8.0 million, 25% higher than the $6.4 million expense for the same quarter a year earlier. The increase is attributable to the expansion of the Company's business.

Interest Expense and Other Income (Expense). Interest expense, net of $0.2 million of capitalized interest cost, was $2.8 million  in  the second quarter of fiscal 1999 compared  to  $0.4 million  in  the  same quarter a year earlier.  The  increase  is attributable to higher debt levels in the second quarter of fiscal 1999 than in the second quarter of fiscal 1998. Other income in the second quarter fiscal 1999 of $0.1 million was $0.5 million lower than the other income reported a year earlier largely because the Company had lower cash balances available for investment.

Net Income. Included in net income for the second quarter of fiscal 1999 is a $1.3 million loss associated with the Company's 49% ownership interest in CCC. The second quarter of fiscal 1998 loss associated with the CCC ownership was $0.5 million. The Company's effective income tax rate declined from 38.0% in the second quarter of fiscal 1998 to 35.0% in the second quarter of fiscal 1999, reflecting changes in taxable income in differing taxable jurisdictions.

First Six Months of Fiscal 1999 Compared to First Six Months of
Fiscal 1998

Revenues. Revenues for the first six months of fiscal 1999 of $212.7 million were 24% higher than the $171.9 million recorded in the first six months of fiscal 1998. The increase in revenues for the six-month period resulted from greater revenue contributions from the Company's international operations in West Africa, Mexico, Asia Pacific, and the Middle East, partially offset by lower revenues in the U. S. Gulf.

United States Gulf of Mexico -- Revenues in the U. S. Gulf declined 17% to $115.3 million in the first six months of fiscal 1999 from $138.8 million in the same period of fiscal 1998. Barge days worked in the U.S. Gulf were 619 in the first six months of fiscal 1999 compared to 1,023 in the same six-month period last year. Liftboat, DSV, and OSV days worked in the U.
S. Gulf declined to 2,954 in the first six months of fiscal 1999 from 3,633 in last year's first six months. Diver days in the U.
S. Gulf declined to 7,921 during the first six months of fiscal 1999 from 10,644 during the same period last year. Decreased demand, increased competition, weather events, and dry-dockings contributed to the declines in activity and revenues.

West Africa -- Revenues in West Africa increased to $35.6 million during the first six months of fiscal 1999 from $10.8 million in last fiscal year's first six months. Barge days worked in West Africa were 117 for the first six months of fiscal 1999 compared to 81 in last year's first six months. The Company also recorded 1,178 diver days in West Africa during the first six months of fiscal 1999 compared to 939 during the same period last year.

Mexico -- Revenues in Mexico also increased to $20.9 million during the first six months of fiscal 1999 from $4.8 million in last fiscal year's first six months. The Company derived substantially all of its revenue in Mexico from barge charters, diving services, and other services provided to its unconsolidated affiliate, CCC. During the first six months of fiscal 1999, the Company had five barges working offshore Mexico with as many as four working concurrently. Barge days worked offshore Mexico were 446 for the first six months of fiscal 1999 compared to 231 in last year's first six months. Diver days worked offshore Mexico during the first six months of fiscal 1999 were 3,022 compared to 1,063 in last year's first six months.

Asia Pacific -- Revenues in Asia Pacific improved to $23.8 million during the first six months of fiscal 1999 from $14.3 million in last fiscal year's first six months. The Company benefited in the first six months of fiscal 1999 from the July 1997 Sub Sea Acquisition. The Company also received revenue on the DLB 332 and DLB 264, which the Company acquired in April 1998. Also, the barge Seminole began work in Asia Pacific in September. The Company recorded 324 barge days in Asia Pacific during the first six months of fiscal 1999 compared with none in last fiscal year's first six months. The Company recorded 910 DSV and OSV days in the first six months of fiscal 1999 compared to 425 in last fiscal year's first six months. Diver days worked during the first six months of fiscal 1999 declined to 3,190 from 6,735 worked during the first six months of fiscal 1998.

Middle East -- Revenues in the Middle East were $17.1 million during the first six months of fiscal 1999 compared to $3.2 million during the first six months of fiscal 1998. The Company entered the Middle East market through the Sub Sea Acquisition in July 1997. Middle East barge days, OSV days, and diver days during the first six months of fiscal 1999 were 85, 443, and 9,401, respectively. Barge days, OSV days, and diver days during the first six months of fiscal 1998 were 33, 143, and 1,231, respectively.

Depreciation and Amortization. Effective April 1, 1998, the Company changed its estimate of the useful lives of certain marine barges that it depreciates using a units-of-production method. The Company increased total estimated operating days to better reflect the estimated period during which the assets will remain in service. The change had the effect of reducing depreciation expense by $1.7 million in the first six months of fiscal 1999. Higher depreciation expense for the first six months of fiscal 1999 compared to the first six months of fiscal 1998 is partially attributable to (i) depreciation expense on the upgraded Hercules, the Seminole, and the addition of two barges the DLB 332, and the DLB 264, which the Company depreciates using a units-of-production method, (ii) higher dry-dock cost amortization on vessels that incurred dry-dock costs since the second quarter of fiscal 1998, and (iii) other increases in property and equipment through purchases and acquisitions. Lower depreciation on barges depreciated using a units-of-production method, and which had lower days employed in the first six months of fiscal 1999 than in the same six-month period of fiscal 1998, partially offset the depreciation increase.

Gross Profit. Gross profit for the first six months of fiscal 1999 of $61.5 million was 5% higher than the $58.7 million gross profit for the same six-month period a year earlier. The gross profit increase was primarily attributable to the increased revenue contributions of the international operations, and was partially offset by lower gross profit from the operations in the
U. S. Gulf. Gross profit as a percentage of revenues was 28.9% for the first six months of fiscal 1999 as compared to 34.1% for the same six-month period a year earlier. For the first six months of fiscal 1999, gross profit as a percentage of revenue for operations in the U. S. Gulf was lower when compared to the first six months of fiscal 1998. Gross profit as a percentage of revenue in the Company's international operations improved in the first six months of fiscal 1999.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses for the first six months of fiscal 1999 were $13.4 million, 25% higher than the $10.7 million
expense  for  the  same six-month period  a  year  earlier.   The
increase is primarily attributable to the expansion of the Company's business.

Interest Expense and Other Income (Expense). Interest expense, net of $1.8 million of capitalized interest cost, was $4.0 million in the first six months of fiscal 1999 compared to $0.5 million in the same six-month period a year earlier. The increase is attributable to higher debt levels in the first six months of fiscal 1999 than in the first six months of fiscal 1998. Other income in the first six months fiscal 1999 of $0.6 million was $1.5 lower than the other income reported a year earlier largely because the Company had lower cash balances available for investment.

Net Income. Included in net income for the first six months of fiscal 1999 is a $2.9 million loss associated with the Company's 49% ownership interest in CCC. The first six months of fiscal 1998 loss associated with the CCC ownership was $2.1 million. The Company's effective income tax rate declined from 38.0% in the first six months of fiscal 1998 to 35.0% in the first six months of fiscal 1999, reflecting changes in taxable income in differing taxable jurisdictions.

Liquidity and Capital Resources

The Company's operations generated cash flow of $37.0 million during the first six months of fiscal 1999. Cash from operations, together with available cash and funds provided by financing activities, funded net investing activities of $101.1 million. Net investing activities consisted principally of capital expenditures, dry-docking costs, and net reimbursements of escrowed funds and advances to CCC. Working capital increased $8.8 million during the first six months of fiscal 1999 from $77.5 million at March 31, 1998, to $86.3 million at September 30, 1998.

Capital expenditures during the first six months of fiscal 1999 aggregated $112.4 million. These expenditures included a $42.5 million final payment to acquire the DLB 332 and DLB 264, $28.8 million for continued conversion and upgrade of the Hercules, $8.5 million for continued construction of the Carlyss, Louisiana, deepwater support facility and pipebase, and $7.1 million for the construction of a shorebase facility in Batam, Indonesia. The Company estimates that the cost to complete capital expenditure projects in progress at September 30, 1998, approximates $28 million.

Long-term debt outstanding at September 30, 1998, (including current maturities), consists primarily of $39.1 million of Title XI bonds, a $28.0 million obligation to service Lake Charles Harbor and Terminal District bonds, and $153.0 million drawn against the Company's revolving line of credit.

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

The Company maintains a revolving line of credit under a loan agreement ("Restated Credit Agreement") with a syndicate of commercial banks. Effective September 16, 1998, an amendment to the Restated Credit Agreement increased the line of credit from $200.0 million to $250.0 million. The revolving credit facility reduces to $150.0 million on July 1, 2000, and to $100.0 million on July 1, 2001. Borrowings under the facility bear interest at fluctuating rates, are payable on June 30, 2002, and have subsidiary guarantees and stock pledges as security. The amount of available credit decreases by (i) borrowings outstanding ($153.0 million at September 30, 1998), (ii) outstanding letters of credit issued under the Restated Credit Agreement ($31.2 million at September 30, 1998) and (iii) amounts outstanding under a separate credit agreement between the banks and CCC, limited to a maximum of $35.0 million ($23.9 million at September 30, 1998). For continuing access to the revolving line of credit, the Company must remain in compliance with the covenants of the Restated Credit Agreement, including covenants relating to the maintenance of certain financial ratios. The Company is currently in compliance with these covenants. At October 31, 1998, $49.6 million was available under the Restated Credit Agreement.

The Company has guaranteed certain indebtedness and commitments of CCC approximating $23.9 million at September 30, 1998. The Company has also given performance and currency guarantees totaling $30.8 million at September 30, 1998, to banks for CCC debt related to project financings. Under the terms of the performance and currency guarantees, the banks may enforce the guarantees (i) if the customer does not pay CCC because neither CCC nor the guarantors performed the contracts that define the projects or (ii) if, after converting contract payments from Mexican Pesos to United States Dollars, funds from the project are insufficient to pay the sums due. In April 1998, the Company gave a contingent guarantee to a financial institution whereby the guarantee becomes effective if certain vessel contracts of CCC are canceled or not renewed. The contingent guaranty amount at September 30, 1998 was $16.0 million.

Although Global had reached agreement in principal with its partner to restructure its joint venture in Mexico, CCC, by selling or spinning-off to its partner CCC's onshore construction and fabrication business and assets, implementation of this agreement on terms acceptable to Global has been more difficult than expected. The Company is currently evaluating its participation in CCC and alternative ways to restructure CCC but can give no assurance concerning the form or the timing of any transaction.

During  August  1998,  the  Board  of  Directors  authorized  the expenditure of up to $30.0 million to purchase shares of the Company's outstanding common stock. Subject to market conditions, the Company may effect purchases from time to time. The Board of Directors placed no limit on the duration of the program. As of September 30, 1998, the Company had purchased 874,500 shares since the authorization at a total cost of $11.2 million. In October 1998, the Company purchased an additional 55,000 shares at a total cost of $0.4 million.

The Company expects funds available under the Company's Restated Credit Agreement, combined with available cash, cash generated from operations, and other potential debt arrangements to provide sufficient funds for the Company's operations, scheduled debt retirement, planned capital expenditures, and working capital needs for the foreseeable future.

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

Year 2000

The   Company   makes   use  of  computers  in   its   gathering,
manipulating, calculating, and reporting of accounting, financial, administrative, and management information. It also relies on computers to undertake certain operational procedures and to more efficiently produce documents and financial instruments. Additionally, the Company uses computers as a communication tool for its employees to communicate among themselves and with other persons outside the organization. Finally, certain of the Company's equipment makes use of embedded computer technology. The complete failure of these or certain of the Company's suppliers' computer systems could have a significant negative impact on the business operations of the Company.

The Company has prepared a Year 2000 project plan to identify and assess its risks associated with Year 2000 issues. Under the plan, the Company has begun assessing its major information and computing systems and is updating or replacing, in the normal course of business, any applications that are not Year 2000 compliant. The scope of this work includes an assessment of systems using embedded technology, including its fleet of offshore vessels. The Company has contracted firms specializing in the assessment and remediation of embedded technology. The Company plans to complete identification of mission critical systems that require modification or replacement by mid-1999.

The Company has also contacted its key vendors and customers to assess their progress with their own Year 2000 issues and to anticipate potential risks associated with its key vendors and customers. The Company does not currently foresee any material affects to its business, operations, or financial condition resulting from any suppliers' and customers' deficiency.

Despite efforts to address all material Year 2000 issues in advance, the Company could potentially experience disruptions to some aspects of its activities or operations. Thus, the Company intends to develop business contingency plans for mitigating the effect of potential disruptions.

Total amounts spent to date on Year 2000 efforts are less than $100,000. Additional efforts to carry out the plan are also expected to cost less than $100,000. The Company cannot make a reliable estimate of the cost to fix non-Year 2000 compliant systems at this time. However, considering assessments to date, the Company believes that its estimated costs related to the year 2000 issue will not be material to the Company's business, operations, or financial condition.

In the normal course of business, the Company is in the initial phase of replacing its accounting and procurement systems and has established a target date of mid-1999 for its installations at all locations. While the Company's growth is driving the Company's efforts to replace its accounting and procurement systems, the Company does expect the implementation of the new accounting and procurement system to mitigate any potential Year 2000 issues related to the existing systems. The Company expects the corporate-wide accounting and procurement system replacement to cost approximately $3 million.



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

Item 4.  Submission of Matters to a Vote of Security Holders

The 1998 Annual Meeting of Shareholders of the Company was held on August 5, 1998. At such meeting, each of the following persons listed below, all of whom were incumbent directors, were elected to the Board of Directors of the Company for a term ending at the Company's 1999 Annual Meeting of Shareholders. The number of votes cast with respect to the election of each such person is set forth opposite such person's name.



  Name of Director                  Number of Votes Cast
                                               Broker
                        For         Withhold   Non-Vote    Abstain
William J. Dore      78,975,033     166,955       0           0
Michael J. McCann    78,955,141     186,847       0           0
James C. Day         78,975,429     166,559       0           0
Edward P.Djerejian   78,975,429     166,559       0           0
Myron J. Moreau      78,975,408     166,580       0           0
Michael J. Pollock   78,955,162     186,826       0           0


At the 1998 Annual Meeting of Shareholders, the Company's shareholders voted for approval of the Company's 1998 Equity Incentive Plan. The plan permits the granting of both stock option awards and restricted stock awards to officer and non-officer employees. The number of votes cast with respect to the amendment is set forth below:

                                  Number of Votes Cast
                                                               Broker
                     For       Against   Abstain   Withhold   Non-Vote
Approval of the
 1998 Equity
 Incentive Plan   70,470,488  8,556,071  115,426       0         0



Item 5.  Other Information.

On October 28, 1998, the Company's Board of Directors determined to change the Company's fiscal year-end to December 31 of each year effective December 31, 1998. The Company's Form 10-K for the fiscal period ended December 31, 1998, will cover the transition period.

Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits:
          No.  10.1-  Fourth  Amendment  to  Restated  Credit
          Agreement dated September 16,1998 by and among the Registrant, certain of its subsidiaries, Bank One, Louisiana, National Association, and other lenders named therein.
          No. 15.1- Letter re: unaudited interim financial information. No. 27.1- Financial Data Schedules.
      (b) Reports on Form 8-K - None

                             Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GLOBAL INDUSTRIES, LTD.

                              By:  /s/  PETER S. ATKINSON

                           ________________________________________
                                      Peter S. Atkinson
                            Vice President, Chief Financial Officer
                          (Principal Financial and Accounting Officer)

November  10, 1998

                                                     EXHIBIT 15.1



November 9, 1998

Global Industries, Ltd.
107 Global Circle
Lafayette, Louisiana 70503

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Global Industries, Ltd. and subsidiaries for the periods ended September 30, 1998 and 1997, as indicated in our report dated October 29, 1998; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended
September  30, 1998, is incorporated by reference in Registration
Statement Nos. 33-58048 and 33-89778 on Form S-8.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.



DELOITTE & TOUCHE LLP

New Orleans, Louisiana