Form 10-K
period 1998-12-31
GLOBAL INDUSTRIES LTD
filed 1999-03-31
CIK 895663

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            Form 10-K

  Annual Report Pursuant To Section 13 or 15(d) of The Securities Exchange Act of 1934
             For the fiscal year ended _____________
X Transition Report Pursuant to Section 13 or 15(d) of the Securities Ex change Act of 1934
  For the Transition period from April 1, 1998 to December 31, 1998

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

                 Common Stock ($0.01 par value)
                        (Title of Class)
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90  days.                YES x  NO
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
      The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 5, 1999, was $354,570,950 based on the last reported sales price of the Common Stock on March 5, 1999, as reported on the NASDAQ\NMS.
      The number of shares of the registrant's Common Stock outstanding as of March 5, 1999, was 90,710,609.

               DOCUMENTS INCORPORATED BY REFERENCE

      Portions  of the definitive Proxy Statement for the  Annual
Meeting of Shareholders to be held on May 12, 1999, are incorporated by reference into Part III hereof.



                     GLOBAL INDUSTRIES, LTD.
                        INDEX - FORM 10-K



                                    PART I

Item 1.             Business                                             3
Item 2.             Properties                                           9
Item 3.             Legal Proceedings                                   13
Item 4.             Submission of Matters to a Vote of Security Holders 13
Item (Unnumbered).  Executive Officers of the Registrant                13

                                   PART II

Item 5.             Market for the Registrant's Common Equity and
                      Related Shareholder Matters                       15
Item 6.             Selected Financial Data                             16
Item 7.             Management's Discussion and Analysis of
                      Financial Condition and Results of Operations     17
Item 7A.            Quantitative and Qualitative Disclosures
                      About Market Risk                                 29
Item 8.             Financial Statements and Supplementary Data         30
                      Global Industries, Ltd. and Consolidated
                      Subsidiaries:
                        Independent Auditors' Report                    30
                        Consolidated Balance Sheets - December 31,
                          1998 and March 31, 1998                       31
                        Consolidated Statements of Operations - Nine
                          Months Ended December 31,1998 and Years Ended
                          March 31, 1998 and 1997                       33
                        Consolidated Statements of Shareholders'
                          Equity - Nine Months Ended December 31, 1998
                          and Years Ended March 31, 1998 and 1997       33
                        Consolidated Statements of Cash Flows - Nine
                          Months Ended December 31,1998 and Years
                          Ended March 31, 1998 and 1997                 34
                        Consolidated Statements of Comprehensive
                          Income - Nine Months Ended December 31,1998
                          and Years Ended March 31, 1998 and 1997       35
                        Notes to Consolidated Financial Statements      36
Item 9.               Changes In and Disagreements With Accountants
                        on Accounting and Financial Disclosure          55

                                   PART III

Item 10.              Directors and Executive Officers of the
                        Registrant                                      55
Item 11.              Executive Compensation                            55
Item 12.              Security Ownership of Certain Beneficial
                        Owners and Management                           55
Item 13.              Certain Relationships and Related Transactions    55

                                   PART IV

Item 14.              Exhibits, Financial Statement Schedules, and
                        Reports on Form 8-K                             56
                      Signatures                                        61




                             PART I


ITEM 1.  BUSINESS

      Global Industries, Ltd. provides construction services, including pipeline construction, platform installation and removal, diving services, and construction support to the offshore oil and gas industry in the United States Gulf of Mexico (the "Gulf of Mexico") and in select international areas. Unless the context indicates otherwise, all references to the "Company" or "Global" refer to Global Industries, Ltd. and its subsidiaries. Effective December 31, 1998, the Company changed its fiscal year-end to December 31 of each year. As a result, this report covers the transition period of April 1, 1998 though December 31, 1998.

      The Company began as a provider of diving services to the offshore oil and gas industry 25 years ago and has used selective acquisitions, new construction, and upgrades to expand its operations and assets. The Company has the largest number of offshore construction vessels currently available in the Gulf of Mexico and its worldwide fleet includes 23 barges that have various combinations of pipelay, pipebury, and derrick capabilities. The Company's fleet currently includes 67 manned vessels that were available for service at the beginning of the fiscal nine months ended December 31, 1998 and two vessels purchased during the nine months ended December 31, 1998.

     In April 1998, the Company added to its fleet with the acquisition of the pipelay/derrick barges DLB 332 (Teknik Perdana) and DLB 264 (Teknik Padu) from TL Marine Sdn. Bhd. These two vessels are currently based in Asia Pacific. The purchase price was $47.3 million and was funded from the Company's bank line of credit. The DLB 332 is 352 feet by 100 feet, has an 800 ton lift capacity, and can be outfitted to lay up to 60-inch diameter pipe. The DLB 264 is 400 feet by 100 feet, has an 1,100 ton lift capacity, and is capable of laying up to 60-inch diameter pipe.

      In July 1998, the Company's barge Hercules completed its conversion to a dynamically positioned pipelay/heavy-lift barge and returned to service to begin its first conventional pipelay project. The Company has delayed the second phase of the upgrade of the Hercules, the installation of a reel on the barge to enable it to install offshore pipelines using the reel method, until the fourth quarter of year ending December 31, 1999. The estimated total cost of the Hercules upgrades is expected to be approximately $119 million of which $113 million has been spent.

      During the nine months ended December 31, 1998 the Company continued construction of a deepwater support facility and pipebase on 625 acres near Carlyss, Louisiana and adjacent to the Calcasieu Ship Channel ("Carlyss Facility"). The Company plans to replace its existing facilities in Houma and Amelia, Louisiana with the Carlyss facility. Certain of the Company's administrative functions will also relocate from its Lafayette, Louisiana and Houston, Texas offices. When completed, the Carlyss Facility will include a pipe assembly rack used for welding and assembly of pipe for spooling onto the Chickasaw and the Hercules, a barge slip dedicated to pipe spooling operations, and a large general purpose barge slip. The facility will also include office buildings, mechanics' shops, and storage facilities. Estimated completion is in the third quarter of the year ending December 31, 1999, at a total cost of approximately $37 million, $28 million of which has been financed with Port Improvement Revenue Bonds.

      Global has a 49% ownership interest in CCC Fabricaciones y Construcciones, S.A. de C.V. ("CCC") and charters vessels and other equipment to CCC.

DESCRIPTION OF OPERATIONS

      The Company is a leading offshore construction company offering a comprehensive and integrated range of marine construction and support services in the Gulf of Mexico, West Africa, Asia Pacific, Latin America, and the Middle East. These services include pipeline construction, platform installation and removal, subsea construction, diving services, and deep-water remote intervention.

      The Company is equipped to provide services from shallow water depths to over 8,000 feet of water. As exploration companies have made considerable commitments and expenditures for production in water depths over 1,000 feet, the Company has invested in vessels, equipment, technology, and skills to increase its abilities to provide services in the growing deepwater market.

      For financial information regarding the Company's operating segments and the geographic areas in which they operate, see Note
8 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Offshore Construction

      Offshore construction services performed by the Company include pipelay, derrick, and related services. The Company is capable of installing pipe by either the conventional or the reel method of pipelaying. With the conventional method, 40-foot segments of up to 60-inch diameter pipe are welded together, coated, and tested on the deck of the pipelay barge. Each segment is then connected to the prior segment and is submerged in the water as the barge is moved forward 40 feet by its anchor winches or tug boats. The process is then repeated. Using the conventional pipelay method, the Company's barges can install approximately 200 feet per hour of small diameter pipe in shallow water under good weather conditions. Larger diameter pipe, deeper water, and less favorable weather conditions all reduce the speed of pipeline installation. The Company has vessels located in each of the regions in which it currently operates that are capable of installing pipe using the conventional method.

      With the reel method, the Company performs the welding, testing, and coating onshore, and then spools the pipe onto a pipe reel in one continuous length. Once the reel barge is in position, the pipe is unspooled onto the ocean floor as the barge is moved forward. The Company's dedicated reel pipelay barge, the Chickasaw, is capable of spooling as much as 45 miles of 4.5-inch diameter pipe or 3.8 miles of 12.75-inch diameter pipe in one continuous length. Concrete coated pipe or pipe with a diameter greater than 12.75 inches cannot be installed using the Chickasaw's reel. Global has successfully operated the Chickasaw since 1987. The Company believes that its reel method pipelay capability often provides it with a competitive advantage because of its faster installation rates and reduced labor expense when compared to the conventional pipelay method. The Chickasaw can install small diameter pipe in shallow water at rates averaging 2,000 feet per hour. The Chickasaw's faster lay rate is even more significant during the winter months, when pipelay operations frequently must be suspended because of adverse weather conditions. The Chickasaw's faster installation rate allows much more progress, or even completion of a project, with fewer costly weather delays. The reel method reduces labor costs by permitting much of the welding, x-raying, coating, and testing to be accomplished onshore, where labor costs are generally lower than comparable labor costs offshore. This method also enables the Company to perform a substantial portion of its work onshore, a more stable and safer work environment.

      The planned second phase of the upgrade of the Hercules includes addition of a reel system similar in design to the Chickasaw's, but with much greater capacity. Current engineering indicates that when completed (currently expected in the fourth quarter of 1999), the Hercules reel will be capable of spooling 98 miles of 6.625-inch diameter pipe, 26 miles of 12.75-inch diameter pipe, or 10 miles of 18-inch diameter pipe. The Hercules is capable of providing conventional pipelay services in water depths up to 8,000 feet.

      For the Gulf of Mexico, The United States Department of Interior Minerals Management Service ("MMS") requires the burial of all offshore oil and gas pipelines greater than 8.75-inches in diameter and located in water depths of 200 feet or less. The Company believes it has the equipment and expertise necessary for its customers to comply with MMS regulations. With the acquisition of Norman Offshore Pipelines, Inc. in fiscal 1997, the Company obtained the Mudbug technology and patents. The Mudbug is used to simultaneously lay and bury pipelines, a significant competitive advantage over the conventional method, which requires a second trip over the pipeline with the barge to bury the pipe. Regulations also require that these pipelines be periodically inspected, repaired, and, if necessary, reburied. Inspection requires extensive diving or ROV (remotely operated vehicles) services, and rebury requires either hand-jetting by divers or use of one of the Company's large jet sleds and a bury barge.

      All 23 of the Company's barges are equipped with cranes designed to lift and place platforms, structures, or equipment into position for installation. In addition, they can be used to disassemble and remove platforms and prepare them for salvage or refurbishment. The Hercules is equipped to make lifts up to 2,000 tons. The Company expects demand for Gulf of Mexico abandonment services to increase as more platforms are removed due to MMS regulations relating to the abandonment of wells and removal of platforms. MMS regulations require platforms to be promptly removed once production ceases and that the site be restored to meet stringent standards. According to MMS, in March 1999 there were 3,991 platforms in U.S. waters of the Gulf of Mexico.

      Since 1995, Global and Halliburton Energy Services have had an alliance to offer a total package of abandonment services to oil and gas operators in the Gulf of Mexico. The alliance, named Total Abandonment Services ("TAS"), performs all facets of the abandonment process, including engineering, project management, wellbore plug and abandonment, structure removal, and site clearance.

Diving and Other Underwater Services

      The Company performs diving operations in the Gulf of Mexico, West Africa, Asia Pacific, Latin America, and the Middle East. Demand for diving services covers the full life of an offshore oil and gas property, including supporting exploration and drilling, installing pipelines for production and transportation, periodic inspection, repair and maintenance of fixed platforms and pipelines and, ultimately, salvage and site clearance. The Company's pipelay and derrick operations create large captive demand for deepwater diving services, for which divers are more highly compensated, and which enables the Company to attract and retain qualified and experienced divers. To sup port its diving operations in the Gulf of Mexico, the Company operates a fleet of seven dive support vessels ("DSV"s).

      For the Gulf of Mexico, the MMS requires that all offshore structures have extensive and detailed inspections for corrosion, metal thickness, and structural damage every five years. As the age of the offshore infrastructure increases, the Company anticipates that demand for inspections and repairs will increase.

      For diving projects involving long-duration deepwater and ultra deep dives to 1,500 feet, the Company uses saturation diving systems that maintain an environment for the divers at the subsea water pressure at which they are working until the job is completed. Saturation diving permits divers to make repeated dives without decompressing, which reduces the time necessary to complete the job and reduces the diver exposure to the risks associated with frequent decompression. Two of the Company's largest saturation diving systems are capable of maintaining an environment simulating subsea water pressures to 1,500 feet. The Company has recorded the deepest wet working dive in the Gulf of Mexico at 1,075 feet.

     The Company believes it has been a leader in the development of many underwater welding techniques and has more qualified diver/welders in the Gulf of Mexico than any of its competitors. Welded repairs are made by two methods, dry hyperbaric welding and wet welding. In dry hyperbaric welding, a customized, watertight enclosure is engineered and fabricated to fit the specific requirements of the structural joint or pipeline requiring repairs. The enclosure is lowered into the water, attached to the structure, and then the water is evacuated, allowing divers to enter the chamber and to perform dry welding repairs. Wet welding is accomplished while divers are in the water, using specialized welding rods. Wet welding is less costly because it eliminates the need to construct an expensive, customized, single-use enclosure, but historically often resulted in repairs of unacceptable quality. The Company believes it has been a leader in improving wet welding techniques and it has satisfied the technical specifications for customers' wet welded repairs in water depths to 325 feet. The Company Research and
Development Center is an important part of a research and development consortium led by the Company and the Colorado School of Mines that conducts research on underwater welding techniques for major offshore oil and gas operators. The Research and Development Center includes a hyperbaric facility capable of simulating wet or dry welding environments for water depths of up to 1,200 feet so that welds can be performed and tested to assure compliance with the customer's technical specifications.

      The Company also owns and operates remotely operated vehicles ("ROV"s) and performs these services in the Gulf of
Mexico,  Asia  Pacific, and the Middle  East.   In  the  Gulf  of
Mexico, the Company owns and operates a Triton XL11 ROV that is depth-rated to 8,250 feet.

Liftboats and other Offshore Support Vessels

      Liftboats, also called "jackup boats", are self-propelled, self-elevating work platforms complete with legs, cranes, and living accommodations. Once on location, a liftboat hydraulically lowers its legs until they are seated on the ocean floor and then "jacks up" until the work platform is elevated above the wave action. Once positioned, the stability, open deck area, crane capacity, and relatively low costs of operation make liftboats ideal work platforms for a wide range of offshore support services. In addition, the capability to reposition at a work site, or to move to another location within a short time adds to their versatility. While the Company continues to time charter the liftboats to the offshore service industry, it is also using the liftboats in its pipeline construction and repair, platform installation, inspection, maintenance, removal, and diving services. Currently, the Company operates liftboats only in the Gulf of Mexico. The Company has temporarily postponed the previously announced plans for the construction of a new liftboat until the economics of the industry improve.

      In the fourth quarter of the year ended March 31, 1998, Global's liftboat Kingfish became partially submerged during rough weather in the Gulf of Mexico. The Company salvaged and repaired the vessel and it returned to service in October 1998.

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

      The  Company  also operates other offshore support  vessels
("OSV"s) internationally to support its offshore construction services and also time charters them to the offshore service industry.

Customers

      The Company's customers are primarily oil and gas producers and pipeline companies. During the nine months ended December 31, 1998, the Company provided offshore marine construction services to approximately 156 customers. The Company's revenues are not dependent on any one customer. Its largest single customer in any one of the last three fiscal periods accounted for 21% of revenues. However, the level of construction services required by any particular customer depends on the size of that customer's capital expenditure budget devoted to construction plans in a particular year. Consequently, customers that account for a significant portion of revenues in one fiscal year may represent an immaterial portion of revenues in subsequent fiscal years. The Company's contracts are typically of short duration, being completed in one to five months.

      Contracts for work in the Gulf of Mexico are typically awarded on a competitive bid basis with customers usually requesting bids on projects one to three months prior to commencement. However, for projects in water depths greater than 1,000 feet, particularly subsea development projects and "turnkey" projects (where the Company is responsible for the project from engineering through hook-up), and for projects in international areas, the elapsed time from bid request to commencement of work may exceed one year. The Company's marketing staff contacts offshore operators known to have projects scheduled to insure that the Company has an opportunity to bid for the projects. Most contracts are awarded on a fixed-price basis, but the Company also performs work on a cost-plus or day-rate basis, or on a combination of such bases. The Company attempts to qualify its contracts so it can recover the costs of certain unexpected difficulties and the costs of weather related delays during the winter months.

Competition

      In each region of the world that the Company operates, the offshore marine construction industry is highly competitive with many and different competitors. As the number of jobs available declines because of decreased capital expenditures of the oil and gas companies due to decreased oil and gas prices, the impact of competition on the Company increases. Price competition and contract terms are the primary factors in determining which qualified contractor is awarded a job. However, the ability to deploy improved equipment and techniques, to attract and retain skilled personnel, and to demonstrate a good safety record have also been important competitive factors.

      Competition for deepwater and ultra-deep water projects in the Gulf of Mexico is limited primarily to the Company, J. Ray McDermott, S.A., Heerema, and Allseas Marine Contractors, S.A., International. With increasing frequency, international competitors bid and compete for projects in the Gulf of Mexico. The Company's competitors for shallow water projects include many smaller companies including Horizon Ofshore, Inc., Transcoastal Marine Services and Torch, Inc. Some shallow water competitors operate only one barge and compete based on price.

Backlog

       As  of  February  28,  1999,  the  Company's  backlog   of
construction contracts supported by written agreements amounted to approximately $105.8 million ($28.9 million for the U. S. Gulf of Mexico and $76.9 million for international operations), compared to the Company's backlog at March 31, 1998, of $158.3 million ($38.5 million for the U. S. Gulf of Mexico and $119.8 million for international operations). The Company does not include in its backlog amounts relating to vessel charter agreements, primarily the charters to CCC (the Company's Mexican joint venture), or any portion of contracts to be performed by CCC, an unconsolidated subsidiary. Management expects substantially all of its backlog to be performed within twelve months. The Company does not consider its relative backlog amounts to be a reliable indicator of future revenues.


Patents

      The Company owns or is the licensee of a number of patents in the United States and Great Britain. The Company relies on a combination of patents and trade secrets to protect its proprietary technologies. In the 1987 acquisition of Sea-Con Services, Inc. pipelaying assets, the Company acquired the patents to certain pipe burying technology and an exclusive license to certain wet welding technology. Patents under which the Company is a non-exclusive licensee protect certain features of the Chickasaw, and the Company's portable reels. In the fiscal 1997 acquisition of Norman Offshore Pipelines, Inc. the Company acquired the patents to certain pipe burying technology, called the Mudbug, which permits pipelay and bury completion in a single pass. The licenses continue until the expiration of the underlying patents, which will occur at various times to 2007. In addition, the Company has developed certain proprietary underwater welding techniques and materials.

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

Employees

      The Company's work force varies based on the Company's workload at any particular time. During the nine months ended December 31, 1998, the number of Company employees ranged from a low of 1,755 to a high of 2,006, and as of February 28, 1999, the Company had 2,192 employees. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that its relationship with its employees is satisfactory. In addition, many workers are hired on a contract basis and are available to the Company on short notice.

Seasonality

      Each of the geographic areas in which the Company operates have seasonal patterns that affect the Company's operating patterns. The seasonal patterns are the results of weather conditions and the timing of capital expenditures by oil and gas companies. In the Gulf of Mexico, where the Company derived over 50% of its revenues in the last three fiscal periods, a disproportionate amount of the Company's revenues, gross profit, and net income has been earned in the interim periods that include July through December.

Government Regulation and Environmental Matters

      Many aspects of the offshore marine construction industry are subject to extensive governmental regulation. In the United States, the Company is subject to the jurisdiction of the United States Coast Guard, the National Transportation Safety Board and the Customs Service, as well as private industry organizations such as the American Bureau of Shipping. The Coast Guard and the National Transportation Safety Board set safety standards and are authorized to investigate vessel accidents and recommend improved safety standards, and the Customs Service is authorized to inspect vessels at will.

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

      In  addition,  the Company depends on the  demand  for  its services from the oil and gas industry and, therefore, laws and regulations, as well as changing taxes and policies relating to the oil and gas industry affect the Company's business. In particular, the exploration and development of oil and gas properties located on the Outer Continental Shelf of the United States is regulated primarily by the MMS.

      The operations of the Company also are affected by numerous federal, state, and local laws and regulations relating to protection of the environment including, in the United States, the Outer Continental Shelf Lands Act, the Federal Water Pollution Control Act of 1972, and the Oil Pollution Act of 1990. The technical requirements of these laws and regulations are becoming increasingly complex and stringent, and compliance is becoming increasingly difficult and expensive. However, the Company does not believe that compliance with current environmental laws and regulations is likely to have a material adverse effect on the Company's business or financial statements. Certain environmental laws provide for "strict liability" for remediation of spills and releases of hazardous substances and some provide liability for damages to natural resources or threats to public health and safety. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties, and criminal prosecution. The Company's compliance with these laws and regulations has entailed certain changes in operating procedures and approximately $200,000 in expenditures during the nine months ended December 31, 1998. It is possible that changes in the environmental laws and enforcement policies thereunder, or claims for damages to persons, property, natural resources, or the environment could result in substantial costs and liabilities to the Company. The Company's insurance policies provide liability coverage for sudden and accidental occurrences of pollution and/or clean-up and containment of the foregoing in amounts which the Company believes are comparable to policy limits carried in the marine construction industry.

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

ITEM 2.  PROPERTIES

      The Company owns a fleet of 23 construction barges, 22 liftboats, 24 DSVs and OSVs, and five other support vessels. Twenty-two of the Company's construction barges are designed to perform more than one type of construction project which enables these combination barges to sustain a higher utilization rate. A listing of the Company's significant vessels along with a brief description of the capabilities of each is presented on page 12.

      The Company's Hercules is a 400-foot barge with a 2,000-ton crane capable of performing revolving lifts up to approximately 1,600 tons. In July 1998, the Hercules completed its conversion to a dynamically-positioned pipelay/heavy-lift barge and returned to service to begin its first conventional pipelay project. The second phase of the upgrade of the Hercules, installation of a reel on the barge to enable it to install offshore pipelines using the reel method, is expected to begin in the fourth quarter of the year ending December 31, 1999.

      In addition to the dedicated pipelay reel on the Chickasaw, which has a capacity ranging from 45 miles of 4.5-inch diameter pipe to 3.8 miles of 12.75-inch diameter pipe, the Company owns four portable pipelay reels, which can be mounted on the deck of its barges for pipelay by the reel method or used as additional capacity on the Chickasaw. The planned Hercules reel system is similar in design to the Chickasaw's, but with much greater
capacity.   Based upon current engineering, when  completed,  the
Hercules reel will be capable of spooling up to 98 miles of 6.625-inch diameter pipe, 26 miles of 12.75-inch diameter pipe, or 10 miles of 18-inch pipe. The Company owns and operates two bury plows, which are capable of burying pipe up to 18-inches in diameter, and four jetting sleds, which are capable of burying pipe up to 36 inches in diameter, and three Mudbugs, for burying pipe simultaneous with the pipeline installation.

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

      The Company operates 22 liftboats. Liftboats are self-pro pelled, self-elevating vessels, which can efficiently support offshore construction and other services, including dive support and salvage operations in water depths up to 180 feet.

      The Company owns all of its barges and vessels, and seven are subject to ship mortgages. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." Under governmental regulations, the Company's insurance policies, and certain of the Company's financing arrangements, the Company is required to maintain its barges and vessels in accordance with standards of seaworthiness and safety set by government regulations or classification organizations. The Company maintains its fleet to the standards for seaworthiness, safety, and health set by the American Bureau of Shipping.

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

      The Company owns 625 acres near Carlyss, Louisiana and is constructing a deepwater support facility and pipebase. When completed, the location will serve as the headquarters of the Company's offshore construction operations. The facility will be capable of accommodating the Company's deep-waterdraft vessels and pipe spooling for the Chickasaw and the Hercules. The Company plans to replace the existing facilities in Houma and
Amelia, Louisiana with the Carlyss Facility. Completion is expected in the third quarter of the year ending December 31, 1999 at a total cost of approximately $37 million, $28 million of which has been financed with Port Improvement Revenue Bonds.

      The following table summarizes the Company's significant existing facilities as of December 31, 1998:

LOCATION               Principal Use         Approximate
                         Vessel Type         Square Feet   Owned/Leased
                                             or Acreage    (Lease Expiration)
-----------------------------------------------------------------------------
Lafayette LA        Office/Corporate Hdqtrs  27,800 sq ft  Owned
Lafayette LA (1)    Office/Training/Storage  21,000 sq ft  Leased (Dec. 2001)
Houston TX          Office                   26,113 sq ft  Leased (Aug. 2003)
New Orleans LA      Office                    4,635 sq ft  Leased (Aug. 2001)
Singapore           Office/Workshop/Storage  46,920 sq ft  Leased (Feb. 2000)
Sharjah, United     Office/Shore base        42,475 sq ft  Leased (2)
  Arab Emirates
Western Australia   Office/Workshop          15,048 sq ft  Owned
Lagos, Nigeria      Office                    7,500 sq ft  Leased (Jan. 2000)
Malaysia            Office/Warehouse/Supply   4,474 sq ft  Leased (Feb. 2000)
                      base
Carlyss LA          Shore base (under           625 acres  Owned
                      construction)
Houma LA            Shore base                   65 acres  Owned
Port of Iberia LA   Shore base                   39 acres  Owned
Amelia LA           Shore base                   33 acres  Leased (Sep. 1999)
Batam Island,       Shore base (under            42 acres  Leased (2028)
  Indonesia           construction)


(1) Leased from the Company's principal shareholder, Mr.
William J. Dore'.
(2) Renewable annually.


                     Global Industries, Ltd.
         Listing of Construction Barges and Swath Vessel

                                                   PIPELAY
                                         DERRICK  MAX     MAX
                                          MAX.    PIPE   WATER         LIVING
                                  LENGTH  LIFT  DIAMETER DEPTH   YEAR  QUARTER
                  VESSEL TYPE       (FT) (TONS) (INCHES) (FT)    ACQ-  CAP-
                                                                 UIRED ACITY

Construction Barges:
  Seminole        Pipelay/derrick    424   800   48.00   1,500   1997   220
  Comanche        Pipelay/derrick    400 1,000   48.00   1,500   1996   223
  Shawnee(1)      Pipelay/derrick    400   860   48.00   1,500   1996   272
  Hercules(2)     Pipelay/derrick    400 2,000   60.00   8,000   1995   191
  Iroquois(1)     Pipelay/derrick    400   250   60.00   1,000   1997   259
  DLB 264         Pipelay/derrick    397 1,000   60.00   1,000   1998   220
  DLB 332         Pipelay/derrick    351   750   60.00   1,000   1998   208
  Cheyenne        Pipelay/bury/      350   800   36.00   1,500   1992   190
                    derrick
  Arapaho(4)      Derrick            350   800      --      --   1992   100
  Cherokee        Pipelay/derrick    350   925   36.00   1,500   1990   183
  Sara Maria(3)   Derrick/accom-     350   550      --      --   1996   100
                    modation
  Mohawk(1)       Pipelay/bury/      320   600   48.00     700   1996   200
  Seneca(1)       Pipelay/bury       290   150   42.00   1,000   1997   126
  Chickasaw       Pipelay reel/      275   160   12.75   6,000   1990    70
                    derrick
  Delta I         Pipelay/bury/      270    25   14.00     200   1996    70
                    derrick
  Tonkawa         Derrick/bury       250   175      --     400   1990    73
  Sea Constructor Pipelay/bury/      250   200   24.00     400   1987    75
                   derrick
  Navajo          Pipelay/derrick    240   150   10.00     600   1992   129
  Sub Sea         Pipelay/bury       240   150   16.00     150   1997    64
    Constructor
  G/P 37          Pipelay/bury/      188   140   16.00     300   1981    58
                    derrick
  Pipeliner 5     Pipelay/bury/      180    25   14.00     200   1996    60
                    derrick
  G/P 35          Pipelay/bury/      164   100   16.00     200   1978    46
                    derrick
  Mad II          Pipelay/bury       135    45   22.00      50   1975    33
SWATH VESSELL:
   Pioneer        Multi-task         200    50      --      --   1996    57



(1) Currently chartered to CCC.
(2) Currently   being   equipped   for   reel   method   pipelay.
    Completion for reel method pipelay scheduled for the fourth quarter of year ending December 31, 1999.
(3) Owned and operated by CCC.
(4) Formally the DB3.



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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM (Unnumbered).  EXECUTIVE OFFICERS OF THE REGISTRANT

     (Provided pursuant to General Instruction G)

      All executive officers named below, in accordance with the By-Laws, are elected annually and hold office until a successor has been duly elected and qualified. The executive officers of the Company as of March 1, 1999 follow:

Name                  Age                 Position

William J. Dore'       56  Chairman of the Board of Directors,
                             President and Chief Executive Officer
Peter S. Atkinson      51  Vice President, Chief Financial Officer
Robert P. Brenham      57  Vice President, Chief Administrative Officer
Wilmer J. Buckley      49  Vice President, Global Industries
                             Offshore, Human Resources
James J. Dore'         44  Vice President, Global Industries
                             Offshore, Diving and Special Services
R. Clay Etheridge      44  Vice President, Global Offshore
                             International, Operations
Lawrence C. McClure    43  Vice President, Global Industries
                             Offshore, Operations
Andrew L. Michel       56  Vice President, Global Industries
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

      Mr. Atkinson was named Vice President, Chief Financial Officer when he joined the Company in September 1998. He previously had been Director - Financial Planning with J. Ray McDermott, S.A. Mr. Atkinson also served in various other capacities at McDermott International, Inc. and J. Ray McDermott, S.A. for 23 years. He has 32 years of experience in financial and management accounting.

      Mr. Brenham was named Vice President, Chief Administrative Officer in January 1999. He joined the Company in July 1996, as a result of the acquisition of Norman Offshore Pipelines, Inc. and previously held the title of Director of Administrative Services. Prior to joining Global, Mr. Brenham served as General Manager with Norman Offshore for more than three years.

      Mr. Buckley joined Global in February 1995 as Director of Human Resources. He was promoted to Vice President of Human Resources in April 1997. Prior to joining Global, Mr. Buckley was Director of Human Resources for Offshore Pipelines, Inc.
(OPI). He has more than 20 years experience in human resources and worked for nearly a decade in the Middle East and Southeast Asia.

     Mr. James Dore', with over eighteen years of service with the Company, is Vice President, Global Industries Offshore - Diving
and  Special  Services.   He  has held  a  number  of  managerial
positions  with  responsibility  for  marketing,  contracts   and
estimating, and diving operations. Mr. Dore' was named Vice President, Marketing in March 1993, Vice President, Special Services in November 1994 and Vice President, Diving and Special Services in February 1996. Mr. Dore' is the brother of Mr. William J. Dore'.

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

      Mr. Michel joined the Company as Vice President, Global Industries Offshore, Deepwater Technology in December 1995 in connection with the Company's acquisition of ROV Technologies, Inc. Mr. Michel founded ROV Technologies in 1986 and served as its President. Mr. Michel has 30 years of experience in underwater electronics and remote intervention services.


                             PART II

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
       SHAREHOLDER MATTERS

      The Company's Common Stock is traded on the Nasdaq National Market System under the symbol "GLBL." The following table presents for the periods indicated the high and low sales prices per share of the Company's Common Stock (adjusted to give retroactive effect for the two-for-one common stock split effective August 28, 1996 and October 27, 1997).


          Period                         High         Low

  April 1, 1996 - June 30, 1996        $  8.500    $  5.250
  July 1, 1996 - September 30,1996        9.125       6.125
  October 1, 1996 - December 31, 1996    10.375       7.625
  January 1, 1997 - March 31, 1997       12.938       8.625

  April 1, 1997 - June 30, 1997        $ 11.688    $  8.938
  July 1, 1997 - September 30, 1997      20.688      11.563
  October 1, 1997  - December 31, 1997   23.500      13.000
  January 1, 1998 -  March 31, 1998      21.438      11.375

  April 1, 1998 - June 30, 1998        $ 25.750    $ 15.375
  July 1, 1998 - September 30, 1998      17.625       9.375
  October 1, 1998 - December 31, 1998    11.875       4.719



      As of March 5, 1999, there were approximately 1,042 holders of record of Common Stock.

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


ITEM 6.  SELECTED FINANCIAL DATA

      The selected financial data presented below for each of the past five fiscal periods should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this Annual Report. In October 1998, the Company's Board of Directors voted to change the Company's fiscal accounting year to end on December 31. As a result, Global is reporting the nine-month transition period ended December 31, 1998.

                     Nine Months
                        Ended
                     December 31,             Year Ended March 31,
                -------------------    ----------------------------------------
                   1998     1997(1)    1998(2)     1997       1996      1995
                   ----     -------    -------     ----       ----      ----
                              (in thousands, except per share data)
Revenues        $342,201   $292,383   $379,901   $229,142   $148,376   $122,704
Gross profit      95,973     90,913    114,656     63,253     41,015     38,072
Net income        38,971     46,321     57,303     33,932     20,993     19,355
Net  income per
 share (3)(4)
   Basic            0.43       0.50       0.63       0.44       0.28       0.28
   Diluted          0.42       0.49       0.61       0.42       0.27       0.27
Weighted
 average common
 shares
 outstanding (3)(4)
   Basic          91,498     90,981     91,110     77,746     75,624     70,343
   Diluted        93,808     93,682     93,872     80,747     76,751     70,923
Total assets(5)  730,871    611,110    625,367    422,687    202,526    160,228
Working
  capital(5)      78,637     66,820     77,472    103,727     34,264     54,557
Long-term debt,
  total(5)       210,797    137,889    146,993     43,213     22,192     22,822


________________

(1)  Unaudited.
(2) On July 31, 1997, the Company acquired certain business operations and assets of Sub Sea International, Inc. and certain of its subsidiaries. The results of operations of the Sub Sea acquisition are included from the date of the acquisition. See Note 13 of the Notes to Consolidated Financial Statements.
(3)  All amounts have been adjusted for all stock splits.
(4) The Company adopted SFAS 128 and restated prior years' net income per share amounts as required. See Notes 1 and 7 of the Notes to Consolidated Financial Statements.
(5)  As of the end of the period.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

      The  following discussion presents management's  discussion and analysis of the Company's financial condition and results  of
operations   and   should  be  read  in  conjunction   with   the
Consolidated Financial Statements.

      Certain of the statements included below and in other portions of this Report, including those regarding future financial performance or results or that are not historical facts, are or contain "forward-looking" information as that term is defined in the Securities Act of 1933, as amended. The words "expect," "believe," "anticipate," "project," "estimate," and similar expressions are intended to identify forward-looking statements. The Company cautions readers that any such statements are not guarantees of future performance or events and such statements involve risks, uncertainties and assumptions. Factors that could cause actual results to differ from those expected include, but are not limited to, dependence on the oil and gas industry and industry conditions, general economic conditions including interest rates and inflation, competition, the ability of the Company to continue its acquisition strategy, successfully manage its growth, and obtain funds to finance its growth, operating risks, contract bidding risks, the use of estimates for revenue recognition, risks of international operations, risks of vessel construction such as cost overruns, changes in government regulations, and disputes with construction contractors, dependence on key personnel and the availability of skilled workers during periods of strong demand, the impact of regulatory and environmental laws, the ability to obtain insurance, and other factors discussed below. Operating risks include hazards such as vessel capsizing, sinking, grounding, colliding, and sustaining damage in severe whether conditions. These hazards can also cause personal injury, loss of life, severe damage to and destruction of property and equipment, pollution and environmental damage, and suspension of operations. The risks inherent with international operations include political, social, and economic instability, exchange rate fluctuations, currency restrictions, nullification, modification, or renegotiations of contracts, potential vessel seizure, nationalization of assets, import-export quotas, and other forms of public and governmental regulation. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual results and outcomes may differ materially from those indicated in the forward-looking statements.

      As a result of the Company's expansion into international areas over the last five years and the timing of oil companies' capital expenditures in those areas, revenues generated from each of the Company's international areas increased during the nine months ended December 31, 1998 compared to the same period of the prior year. However, as a result of the prolonged worldwide oil price weakness that began in mid-1997, the Company began experiencing an overall decline in the demand for its services and increased competition during the nine months ended December 31, 1998, as oil and gas companies began cutting back their capital expenditures. Increased competition for available projects, which resulted from the lower oil price conditions, the greater contribution from international operations, which have historically had lower margins, and increased interest expense as a result of the Company's higher debt levels resulted in overall lower net income in the same period.

Results of Operations

      The following table sets forth, for the periods indicated, statement of operations data expressed as a percentage of revenues.


                          Nine Months Ended         Year Ended
                             December 31,           March 31,
                          -----------------    -----------------
                           1998       1997       1998       1997
                           ----       ----       ----       ----
Revenues                 100.0%     100.0%     100.0%     100.0%
Cost of revenues         (72.0)     (68.9)     (69.8)     (72.4)
                         ------     ------     -------    ------
Gross profit              28.0       31.1       30.2       27.6
Equity  in net  earnings
 (loss) of unconsolidated
 affiliate                (2.0)      (0.3)      (0.4)        --
Selling, general and
 administrative expenses  (6.3)      (5.8)      (5.9)      (6.6)
                         ------     ------     -------     ------
Operating income          19.7       25.0       23.9       21.0
Interest expense          (2.0)      (0.5)      (0.6)      (0.6)
Other income, net         (0.2)       1.0        0.9        0.7
Income   before   income
  taxes                   17.5       25.5       24.2       21.1
Provision   for  income   (6.1)      (9.7)      (9.1)      (6.3)
                         -------    ------     -------    -------
Net income                11.4%      15.8%      15.1%      14.8%
                         =======    ======     =======    =======


         The Company's results of operations reflect the level of offshore construction activity in the Gulf of Mexico and West Africa, for all periods presented above, and the Company's expansion through acquisitions in Asia Pacific and Latin America in December 1996. In addition, the Company's results for periods ending after July 1997 include the results of additional business acquired in July 1997 from Subsea International, Inc. in the Gulf of Mexico, Asia Pacific, and the Middle East. The results also reflect the Company's ability to win jobs through competitive
bidding  and  manage awarded jobs to successful completion.   The
level of offshore construction activity is principally determined by three factors: first, the oil and gas industry's ability to economically justify placing discoveries of oil and gas reserves on  production; second, the oil and gas industry's need to  clear all  structures from the lease once the oil and gas reserves have
been   depleted;  and  third,  weather  events  such   as   major
hurricanes.

Nine Months Ended December 31, 1998 Compared to Nine Months Ended
December  31,  1997  (see  Note 1 of the  Notes  to  Consolidated
Financial Statements included elsewhere in this annual report)

Revenues.  Revenues for the nine months ended December  31,  1998 of $342.2 million were 17% higher than revenues for the nine months ended December 31, 1997 of $292.4 million. The increase in revenues resulted largely from increased international activity and the Company's expansion in those areas, through acquisitions. Recent acquisitions that contributed to increased international revenues included (i) certain business operations and assets of Sub Sea International, Inc. in the Gulf of Mexico, Asia Pacific, and the Middle East in July 1997, (ii) the construction barge Seminole acquired in June 1997, and (iii) the construction barges DLB 332 and DLB 264 acquired in April 1998. The West Africa region produced greater revenues during the nine months ended December 31, 1998 compared to the same period a year earlier as offshore construction projects resumed after a cycle of low construction activity in the earlier period. The overall increase in revenues was partially offset by decreased revenues from operations in the Gulf of Mexico.

Gross Profit. For the nine months ended December 31, 1998, the Company had gross profit of $96.0 million compared with $90.9 million for the nine months ended December 31, 1997. The 6% increase was largely the result of increased West Africa and Asia Pacific activity, and was partially offset by lower gross profit from the Gulf of Mexico. Gross profit as a percentage of revenues for the nine months ended December 31, 1998, was 28% compared to the gross profit percentage earned for the nine months ended December 31, 1997 of 31%. Lower margins in the Gulf of Mexico, combined with the lower margins for work in Asia Pacific and Middle East, contributed to the decline. Margins as a percent of revenue in West Africa for the nine months ended December 31, 1998, were higher than the nine months ended
December  31,  1997.  Cost of revenues for the nine months  ended
December 31, 1997 includes an accrual of $3.5 million for retirement and incentive compensation expense. The Company did not record a provision for retirement and incentive compensation during the nine months ended December 31, 1998.

Selling, General, and Administrative Expenses. For the nine months ended December 31, 1998, selling, general, and administrative expenses of $21.7 million were 28% higher than the $16.9 million reported during the nine months ended December 31, 1997. The increase was attributable to the expansion of the Company's business and accrued severance costs and was partially offset by salary reductions effected in October 1998. As a percentage of revenues they remained at approximately 6%. During the nine months ended December 31, 1997, the Company provided for $5.0 million of retirement and incentive compensation plan expenses with $1.6 million included in selling, general, and administrative expenses. The Company did not record a provision for retirement and incentive compensation during the nine months ended December 31, 1998 because it does not anticipate making such payments to employees for services during that period.

Depreciation and Amortization. Depreciation and amortization, including amortization of drydocking costs, for the nine months ended December 31, 1998 was $35.6 million compared to the $21.9 million recorded in the nine months ended December 31, 1997. The 63% increase was principally attributable to increased employment of the upgraded Hercules in the Gulf of Mexico and employment of the Seminole, DLB 332, and DLB 264 in Asia Pacific, each of which are depreciated on a units-of-production basis. A full nine months of depreciation on assets acquired from Subsea in July 1997 and higher amounts of drydock amortization also contributed to the increase. Lower employment of other vessels that are also depreciated on a units-of-production basis partially offset the increase.

     Effective April 1, 1998, the Company changed its estimate of the useful lives of certain marine barges that are depreciated on the units-of-production method. The Company increased total estimated operating days for such barges to better reflect the estimated periods during which the assets will remain in service. For the nine months ended December 31, 1998, the change had the effect of reducing depreciation expense by $3.7 million and increasing net income by $2.4 million ($0.03 per basic and diluted share).

Interest Expense. Interest expense was $6.7 million net of capitalized interest for the nine months ended December 31, 1998, compared to $1.5 million for the nine months ended December 31, 1997 principally due to higher average long-term debt outstanding.

Net Income. Net income for the nine months ended December 31, 1998 declined 16% to $39.0 million as compared to $46.3 million recorded for the nine months ended December 31, 1997. Included in net income for the nine months ended December 31, 1998 is a $6.9 million loss associated with the Company's 49% ownership interest in CCC. The loss associated with the CCC ownership for the nine months ended December 31, 1997 was $0.9 million. Increased operating losses, currency exchange rate losses, and an adjustment to prior years' taxes contributed in the increase in CCC's losses. The Company's effective tax rate for the nine months ended December 31, 1998 was 35%, compared to 38% for the nine months ended December 31, 1997, reflecting changes in taxable income in differing taxable jurisdictions.

Segment Information. The Company has identified six reportable segments as required by SFAS 131 (see Note 8 of the Notes to Consolidated Financial Statements included elsewhere in this Report). The following discusses the results of operations for each of those reportable segments.

Gulf of Mexico Offshore Construction - Overall decreased demand for offshore construction services in the Gulf of Mexico and resulting pricing decreases caused this segment's gross revenues to decline 25% to $135.9 million (including $3.5 million intersegment revenues) for the nine months ended December 31, 1998 compared to $180.9 million (including $0.8 million intersegment revenues) for the nine months ended December 31, 1997. The lower activity levels also caused profits before taxes to decline to $26.2 million during the nine months ended December 31, 1998 compared to $44.1 million for the nine months ended December 31, 1997. The Hercules returned to service in July 1998, and helped partially offset the decline.

Gulf of Mexico Diving - Revenues and profits before taxes from diving-related services in the Gulf of Mexico declined due to decreased demand from the Gulf of Mexico Offshore Construction Segment. Gross revenues for the nine months ended December 31, 1998 declined 9% to $42.1 million (including $13.0 million intersegment revenues) compared to $46.5 million (including $24.1 million intersegment revenues) for the same period ended December 31, 1997. Revenue from external customers increased by $6.7 million, but was partially offset by pricing decreases. The overall lower activity levels caused profits before taxes to decline to $13.5 million during the nine months ended December 31, 1998 compared to $18.8 million for the nine months ended December 31, 1997.

Gulf of Mexico Marine Support - Decreased demand and resulting pricing decreases also affected the Gulf of Mexico Marine Support services. Gross revenues from Gulf of Mexico Marine Support services declined 21% to $31.5 million (including $8.0 million intersegment revenues) for the nine months ended December 31, 1998, compared to $39.8 million (including $5.4 million intersegment revenues) for the same period ended December 31, 1997. Profits before taxes also declined to $10.2 million during the nine months ended December 31, 1998 compared to $15.3 million for the nine months ended December 31, 1997. The overall declines were partially offset by increased activity and resulting gross revenues and profits from the SWATH Pioneer.

West Africa Construction - During 1998, the West Africa Construction market recovered from a down cycle in 1997. For the nine months ended December 31, 1998, gross revenues increased 470% to $70.7 million (including $1.8 million intersegment revenues) compared to $12.4 million (including $1.0 million intersegment revenues) for the nine months ended December 31, 1997. Profits before taxes increased to $11.9 million during the nine months ended December 31, 1998 compared to a $2.4 million loss for the nine months ended December 31, 1997. For the first time since entering the West Africa market, the Company employed two barges simultaneously during the nine months ended December 31, 1998.

Asia Pacific Construction - Asia Pacific Construction results benefited from the acquisition and placement of construction barges in that region. For the nine months ended December 31, 1998, gross revenues increased 50% to $38.0 million compared to $25.3 million for the nine months ended December 31, 1997. The Asia Pacific segment did not generate any intersegment revenues. Profits before taxes increased to $3.4 million during the nine months ended December 31, 1998 compared to a $0.4 million loss for the nine months ended December 31, 1997. In April 1998, the Company acquired the DLB 332 and DLB 264 in that region. Each of the acquired barges were employed under a short-term bare boat charter agreement with Hydro Marine Services, Inc., an affiliate of J. Ray McDermott S.A., to allow for completion of certain contractual commitments. The DLB 332 completed its commitment in August 1998, and the DLB 264 completed its commitment in October 1998. In September 1998, the Seminole began working in Asia Pacific after the Company relocated it from the Middle East.

Latin America Construction - For the nine months ended December 31, 1998, revenue from services and equipment provided to CCC increased 287% to $26.3 million compared to $6.8 million for the nine months ended December 31, 1997. The increase was attributable to CCC's increase in offshore construction activity. Profits before taxes and equity in CCC losses increased to $7.0 million during the nine months ended December 31, 1998 compared to $1.2 million for the nine months ended December 31, 1997. However, both profit amounts were offset by equity in CCC losses of $6.9 million and $0.9 million, respectively. The increase in CCC's loss was largely the result of increased operating losses, currency exchange rate losses, and an adjustment to prior years' taxes.

Year Ended March 31, 1998 Compared to Year Ended March 31, 1997

Revenues. Revenues for the year ended March 31, 1998 of $379.9 million were 66% higher than year ended March 31, 1997 revenues of $229.1 million. The increase in revenues largely resulted from stronger domestic activity and pricing and the Company's expansion through acquisitions, and was partially offset by lower revenues from West Africa. Recent acquisitions that contributed to increased fiscal 1998 revenues included (i) Norman Offshore Pipelines, Inc. in June 1996, (ii) the assets and business of Divcon in Asia Pacific in December 1996, (iii) two large combination pipelay and derrick barges from J. Ray McDermott, S.
A. in December 1996, and (iv) certain business operations and assets of Sub Sea International, Inc. in the Gulf of Mexico, Asia Pacific, and the Middle East in July 1997.

Gross Profit. For the year ended March 31, 1998, the Company had gross profit of $114.7 million compared with $63.3 million for the year ended March 31, 1997. The increase was largely the result of increased domestic activity and higher pricing and the Company's expansion through acquisitions, and was partially offset by lower gross profit from West Africa. Gross profit as a percentage of revenues in the year ended March 31, 1998 was 30% compared to the gross profit percentage earned during the year ended March 31, 1997 of 28%. Higher year ended March 31, 1998 margins in the Gulf of Mexico were partially offset by lower gross profit margins earned in Asia Pacific and the Middle East. Cost of revenues for the year ended March 31, 1998 includes an accrual of $3.5 million for retirement and incentive compensation expense, as compared to a provision of $2.5 million a year earlier.

Selling, General, and Administrative Expenses. While selling, general, and administrative expenses for the year ended March 31, 1998 of $22.5 million were 49% higher than the $15.1 million reported in the year ended March 31, 1997, as a percentage of revenues they decreased to approximately 6% from approximately 7%. The increase was primarily due to the Company's business expansion including expansion to the Asia Pacific and Middle East regions. The year ended March 31, 1998 expense provision for retirement and incentive compensation plan was $5.0 million, of which $1.5 million was included in selling, general, and administrative expenses. In the prior year, the Company provided for $3.6 million of such expenses with $1.1 million included in selling, general, and administrative expenses.

Depreciation and Amortization. Depreciation and amortization, including amortization of drydocking costs, for the year ended March 31, 1998 was $29.6 million compared to the $17.7 million recorded in the year ended March 31, 1997. The 67% increase was principally attributable to increased employment of the Company's larger construction barges (depreciated on a units-of-production basis) and increases in the Company's fleet through construction, upgrades, and acquisitions, and was partially offset by lower employment of the Cheyenne and the Hercules (both depreciated on a units-of-production basis).

Interest  Expense.   Interest expense was  $2.2  million  net  of
capitalized interest in the year ended March 31, 1998 compared to $1.4 million in the year ended March 31, 1997 principally due to higher average long-term debt.

Net Income. Net income for the year ended March 31, 1998 of $57.3 million was 69% higher than the $33.9 million recorded for the year ended March 31, 1997. Included in net income for the year ended March 31, 1998 is a $1.7 million loss associated with the Company's 49% ownership interest in CCC.
The  Company's effective tax rate for the  year  ended
March 31, 1998 was 38%, compared to 30% for the year ended March 31, 1997, reflecting lower profits from low-tax international areas, and thus, a higher effective tax rate.

Segment Information. The Company has identified six reportable segments as required by SFAS 131 (see Note 8 of the Notes to Consolidated Financial Statements included elsewhere in this annual report). The following discusses the results of operations for each of those reportable segments.

Gulf of Mexico Offshore Construction - Overall increased demand for offshore construction services in the Gulf of Mexico and resulting increased margins helped this segment's gross revenues to increase 78% to $221.7 million (including $0.8 million intersegment revenues) for the year ended March 31, 1998 compared to $124.9 million (including $0.8 million intersegment revenues) for the year ended March 31, 1997. The higher activity levels also helped profits before taxes to increase to $44.2 million during the year ended March 31, 1998 compared to $17.4 million for the year ended March 31, 1997. The segment also benefited from the July 1997 acquisition of certain Subsea International Inc. Gulf of Mexico assets and the June 1996 acquisition of Norman Offshore Pipelines, Inc. The increase in revenues was partially offset by lower revenues and profits from the Hercules, which did not work most of the year because of its construction to upgrade the vessel to a dynamically positioned and pipelay vessel.

Gulf of Mexico Diving - Revenues and profits before taxes from diving-related services in the Gulf of Mexico also increased due to increased demand and resulting increased margins. Gross revenues for the year ended March 31, 1998 increased 97% to $62.5 million (including $34.7 million intersegment revenues) compared to $31.8 million (including $15.8 million intersegment revenues) for the year ended March 31, 1997. The increased activity levels also caused profits before taxes to increase to $24.4 million during the year ended March 31, 1998 compared to $8.7 million for the year ended March 31, 1997. This segment also benefited from the acquisition of certain Subsea International Inc. Gulf of Mexico assets in July 1997.

Gulf of Mexico Marine Support - Increased demand and resulting pricing increases also benefited the Gulf of Mexico Marine
Support services. Gross revenues from Gulf of Mexico Marine Support services increased 83% to $51.5 million (including $7.3 million intersegment revenues) for year ended March 31, 1998, compared to $28.1 million (including $3.2 million intersegment revenues) for the year ended March 31, 1997. Profits before taxes also increased to $19.4 million during the year ended March 31, 1998 compared to $10.0 million for the year ended March 31, 1997. The overall increase in revenues was also aided by increased activity by the SWATH Pioneer. However, the Pioneer did not contribute any significant profits.

West Africa Construction - The West Africa Construction market experienced a down cycle in calendar year 1997. For the year ended March 31, 1998, gross revenues for this segment decreased 52% to $29.0 million (including $1.6 million intersegment revenues) compared to $60.5 million (including $3.1 million intersegment revenues) for the year ended March 31, 1997. Profits before taxes decreased to $3.7 million during the year ended March 31, 1998 compared to $13.8 million year ended March 31, 1997.

Asia Pacific Construction - Asia Pacific Construction results benefited from the acquisitions of certain Divcon Ltd. Pty assets in December 1996, and certain Subsea International, Inc. assets in July 1997. For the year ended March 31, 1998, gross revenues increased 573% to $30.3 million compared to $4.5 million for the year ended March 31, 1997. The Asia Pacific segment did not generate any intersegment revenues. Profits before taxes increased slightly to $0.2 million during the year ended March 31, 1998 compared to a $0.7 million loss year ended March 31, 1997.

Latin America Construction - For the year ended March 31, 1998, revenue from services and equipment provided to CCC increased 764% to $9.5 million compared to $1.1 million for the year ended March 31, 1997. Revenues included in the year ended March 31, 1997 occurred after the December 1996 equity investment in CCC. Profits before taxes and equity in CCC losses increased to $1.6 million during the year ended March 31, 1998 compared to a negligible loss year ended March 31, 1997. However, the profit for the year ended March 31, 1998 was offset by equity in CCC loss of $1.7 million. The Company did not record an equity gain or loss during the year ended March 31, 1997.

Liquidity and Capital Resources

      The Company's operations generated cash flow of $74.9 million during the nine months ended December 31, 1998. Cash from operations, together with $51.5 million provided by financing activities, funded investing activities of $119.4 million. Investing activities consisted principally of (i) capital expenditures, (ii) net receipts on advances to CCC, (iii) dry-docking costs, and (iv) the release from escrow of Lake Charles Harbor and Terminal District Port Improvement Revenue Bonds proceeds. Funds provided by financing activities principally represent net borrowings under the Company's credit agreement with a syndicate of commercial banks partially offset by purchases of the Company's Common Stock. Working capital increased $1.1 million during the nine months ended December 31, 1998 from $77.5 million at March 31, 1998 to $78.6 million at December 31, 1998.

      Capital expenditures during the nine months ended December 31, 1998 aggregated $132.9 million. These expenditures included a $42.5 million final payment to acquire the DLB 332 and DLB 264, $34.5 million for continued conversion and upgrade of the
Hercules, $15.2 million for continued construction of the Carlyss, Louisiana, deepwater support facility and pipebase, and $5.1 million for the construction of a shorebase facility in Batam, Indonesia. Also during the nine months ended December 31, 1998, the Company settled the previously disclosed arbitration with a shipyard relating to the construction contract terms for the conversion and upgrade of the Hercules. The Company included the settlement costs in the conversion and upgrade cost with no current charge to earnings. The additional cost will not have a significant impact on future results.

      The Company estimates that the cost to complete capital expenditure projects in progress at December 31, 1998, will be approximately $22 million all of which is expected to be incurred during the year ending December 31, 1999. The scheduled completion of the addition of reel pipelay capability to the Hercules is during the fourth quarter of the year ending December 31, 1999. The estimated remaining costs to complete the Hercules upgrades are approximately $6 million, which is in addition to the approximately $113.1 million incurred through December 31, 1998.

     The Company is constructing a deepwater support facility and pipebase near Carlyss, Louisiana. The Company plans to replace its existing facilities in Houma and Amelia, Louisiana with the Carlyss Facility. Estimated completion is in the third quarter of the year ending December 31, 1999 at a cost of approximately $37 million, including approximately $30.1 million (including land purchased in December 1997) incurred through December 31, 1998. Tax exempt revenue bonds issued by the Lake Charles Harbor and Terminal District financed approximately $28 million of the construction. The bonds bear interest at a variable rate, which was 4.1% at December 31, 1998, and mature on November 1, 2027.

      In the normal course of business, the Company is in the initial phase of replacing its accounting and procurement systems
and   has   established  a  target  date  in the fourth quarter for its installations at all locations. While the Company's growth is driving the Company's efforts to replace its accounting and procurement systems, the Company does expect the implementation of the new accounting and procurement system to mitigate any potential Year 2000 issues related to the existing accounting and
procurement  systems.   The  Company expects  the  corporate-wide
accounting   and   procurement   system   replacement   to   cost
approximately $3 million.

      In  August  1998,  the  Board of Directors  authorized  the expenditure of up to $30.0 million to purchase shares of the Company's outstanding common stock. The Board of Directors placed no limit on the duration of the program. As of December 31, 1998, the Company had purchased 1,429,500 shares since the authorization at a total cost of $15.0 million.

      Long-term debt outstanding at December 31, 1998, (including current maturities), includes $39.0 million of Title XI bonds, the $28.0 million of Lake Charles Harbor and Terminal District bonds, and $143.0 million drawn against the Company's revolving line of credit.

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

      The Company maintains a revolving line of credit under a loan agreement ("Restated Credit Agreement") with a syndicate of commercial banks. Effective September 16, 1998, an amendment to the Restated Credit Agreement increased the line of credit from $200.0 million to $250.0 million. The revolving credit facility reduces to $150.0 million on July 1, 2000, and to $100.0 million on July 1, 2001. Borrowings under the facility bear interest at fluctuating rates, are payable on June 30, 2002, and have subsidiary guarantees and stock pledges as collateral. The amount of available credit decreases by (i) borrowings outstanding ($143.0 million at December 31, 1998), (ii) outstanding letters of credit issued under the Restated Credit Agreement ($33.4 million at December 31, 1998), and (iii) amounts outstanding under a separate credit agreement between the banks and CCC ($21.1 million at December 31, 1998). Effective March 30, 1999, an additional amendment to the Restated Credit Agreement, among other things, removed the above provision that reduced the amount available by amounts outstanding under a separate credit agreement between the banks and CCC. For continuing access to the revolving line of credit, the Company must remain in compliance with the covenants of the Restated Credit Agreement, including covenants relating to the maintenance of certain financial ratios.

      The Company also has short-term credit facilities at its foreign locations that aggregate $2.8 million and are secured by parent company guarantees. Additionally, in the normal course of business, the Company provides guarantees and performance, bid, and payment bonds pursuant to agreements or obtaining such agreements to perform construction services. Some of these guarantees are secured by parent guarantees. The aggregate of these guarantees and bonds at December 31, 1998 was $6.0 million.

       The Company has guaranteed certain indebtedness and commitments of CCC approximating $21.1 million at December 31, 1998 ($20.0 million at March 30, 1999). In April 1998, the Company gave a contingent guarantee to a financial institution whereby the guarantee becomes effective if certain vessel contracts of CCC are canceled or not renewed. The principal amount subject to the contingent guaranty at December 31, 1998 was $14.9 million. The Company has also given performance and currency guarantees to banks for CCC debt totaling $28.6 million at December 31, 1998, related to project financings. Under the terms of the performance and currency guarantees, the banks may enforce the guarantees (i) if the customer does not pay CCC because neither CCC nor the guarantors performed the contracts that define the projects or (ii) if, after converting contract payments from Mexican Pesos to United States Dollars, funds from the project are insufficient to pay the sums due.

     In February 1999, Global reached agreement in principal with its partner to restructure its joint venture in Mexico, CCC
Fabricaciones y Construcciones, S.A. de C.C. ("CCC"). The agreement replaced all prior pending restructuring agreements. Under the restructuring agreement, its partner, through the assumption of CCC debt, will contribute additional capital of approximately $16.5 million to CCC. Global, through the forgiveness of advances and receivables due from CCC, will contribute additional capital of approximately $15.8 million to CCC. Among other provisions, CCC will also dispose of its industrial construction division and subject to due diligence, enter into a fabrication contract that will be contributed by an affiliate of its partner. The Company expects to complete the restructuring in the near future. After the restructuring, CCC's primary business will be offshore marine construction and marine fabrication. Global has a 49% ownership interest in CCC and charters vessels and other equipment to CCC.

      The Company expects funds available under the Restated Credit Agreement, proceeds from the tax exempt revenue bonds issued by the Lake Charles Harbor and Terminal District, available cash, and cash generated from operations to be sufficient to fund the Company's operations, scheduled debt retirement, and planned capital expenditures for the next twelve months.

      In the normal course of business, the company is currently evaluating its debt structure and considering alternatives to refinance a portion of its credit facility debt to extend the payment terms beyond the current expiration.

Facilities Relocation

     The Company is constructing a deepwater support facility and pipebase near Carlyss, Louisiana, to accommodate deeper draft vessels such as the Hercules and the Pioneer. To gain anticipated efficiencies, the Company plans to replace the existing facilities in Houma and Amelia, Louisiana with the
Carlyss Facility. Certain of the Company's administrative functions will also relocate from its Lafayette, Louisiana and Houston, Texas offices.

      As a result of the relocation, the Company expects to incur certain employment costs, equipment and material relocation costs, and costs to close the replaced facilities. Certain of these anticipated costs were included in the results for the nine months ended December 31, 1998. The Company expects the remainder of these costs to be included in the results for the year ending December 31, 1999. The results for the nine months ended December 31, 1998, include the following charges (in thousands):


Employee  severance pay and transition bonuses       $  622
Asset write-down                                        640
                                                     ------
     Total  charge related to facilities relocation  $1,262
                                                     ======


      Employee severance pay and transition bonuses are amounts payable to certain employees that will not relocate to the new facilities. The severance pay is payable upon the employees' termination by the Company. The transition bonuses are payable to those employees that remain with the Company to assist in the continuation of operations and administration, train new employees, and wind down functions at the replaced facilities. The transition bonuses are payable upon the earlier of termination by the Company or the passage of certain time periods while still employed. None of the employee severance pay and transition bonuses were paid in the nine months ended December 31, 1998. The Company expects to pay all such amounts in the year ending December 31, 1999.

      The asset write-down included in the results for the nine months ended December 31, 1998, relates to the estimated impairment in value of certain facilities at the Houma, Louisiana, location attributable to the relocation from there.

       The total employment costs, equipment and material relocation costs, and costs to close the replaced facilities, including those described above, expended during the nine months ended December 31, 1998, and expected to be expended are as follows:

                                   Nine
                                   Months          Year
                                   Ended          Ending
                                 December 31,    December 31,
                                 ------------    ------------
                                   1998            1999         Totals
                                   ----            ----         ------
Employee severance pay and
  transition bonuses               $  --         $   761        $  761
Employee relocation assistance         2           1,869         1,871
Equipment and material relocation    122           1,028         1,150
Closing of replaced facilitie         --             439           439
                                   -----         -------        ------
  Total cash expenditures            124           4,097         4,221
Asset write-down                     640              --           640
                                   -----         -------        ------
  Total  costs  related  to
    facilities relocation          $ 764         $ 4,097        $4,861
                                   =====         =======        ======


      In addition to the above estimated costs, the Company has issued options for 191,000 shares of Common Stock to certain employees who will relocate. The options are exercisable over a five-year vesting period subject to the employees' relocation to the new facility. As a result, $0.2 million unearned stock compensation will be amortized over the vesting period.

       Although   the  Company  expects  to  benefit   from   the
consolidation of its Houma, Amelia, and Lafayette, Louisiana, facilities, it cannot reasonably estimate any potential cost savings.

Industry Outlook

      Given the current industry outlook in the lower oil price environment, the Company expects that its trends of increasing revenues will be difficult to maintain in the next fiscal year and for as long as oil and gas companies maintain their curb on capital expenditures. The Company anticipates the impact will be greater on margins and profits as it adjusts its pricing to bid competitively for available projects and as the proportion of lower margin international work to Gulf of Mexico work becomes greater. Thus, if this situation continues, the Company's results of operations for the next fiscal year could be materially lower than the results of the last twelve months. The Company believes that the financial results of its Gulf of Mexico, Asia Pacific, and Middle East segments will be most affected by industry conditions.

     Ultimately, the Company feels that the industry will "bounce back" from the current economic environment because eventual economic recovery of developing nations, which will spur demand growth, and depletion of petroleum reserves currently in production will result in more favorable prices for petroleum resources. Favorable prices for petroleum resources will result in oil and gas companies increasing their capital expenditures. However, the Company cannot predict when such recovery might occur.

       The Company projects that considering the industry expectations, its capital expenditures will be smaller than recent fiscal periods. However, the Company is committed to completing the conversion of the Hercules, the construction of the Carlyss, Louisiana, deepwater support facility and pipebase, and the construction of a shorebase facility in Batam, Indonesia. Also, as the Company has historically done, it will continue to evaluate the merits of any opportunities that may arise for acquisitions of equipment or businesses.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires, among other things, that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure the instruments at fair value. The Company does not believe that the adoption of this new accounting standard will have a material effect on its consolidated financial statements. The Company will adopt this accounting standard, if applicable, effective January 1, 2000, as required.

   Year 2000

      The Year 2000 problem results from the use in computer hardware and software of two digits rather than four digits to define the applicable year. The use of two digits was a common practice for decades when computer storage and processing was much more expensive than today. When computer systems must process dates both before and after January 1, 2000, two-digit year "fields" may create processing ambiguities that can cause errors and system failures. For example, computer programs that have date-sensitive features may recognize a date represented by "00" as the year 1900, instead of 2000. These errors or failures may have limited effects, or the effects may be widespread, depending on the computer chip, system or software, and its location and function.

     The effects of the Year 2000 problem are exacerbated because of the interdependence of computer and telecommunications systems in the United States and throughout the world. This interdependence certainly is true for Global and Global's suppliers, and customers, as well as for governments of countries around the world where Global does business.

      The Company makes use of computers in its gathering, manipulating, calculating, and reporting of accounting, financial, administrative, and management information. We also rely on computers to undertake certain operational procedures and to more efficiently produce documents and financial instruments. Additionally, the Company uses computers as a communication tool for its employees to communicate among themselves and with other persons outside the organization. Finally, certain of the Company's equipment (including the dynamic positioning systems on certain of the Company's vessels,) makes use of embedded computer technology.

      Readiness. The Company has prepared a Year 2000 Project Plan (the "Y2K Plan") to identify and assess its risks associated with Year 2000 issues and to take reasonable steps to prevent Global's critical functions from being impaired. Global is currently implementing its Y2K Plan, which will be modified as events require. Under the plan, the Company continues to
(i)  assess  its critical information and computing  systems  and
(ii) inventory its systems using embedded technology, including our fleet of offshore vessels and related systems; assess the effects of Year 2000 problems on the critical functions of Global's business units; remedy systems, software and embedded chips in an effort to avoid material disruptions or other material adverse effects on critical functions, processes and systems; verify and test the critical systems to which remediation efforts have been applied; and attempt to mitigate those critical aspects of the Year 2000 problem that are not remediated by January 1, 2000, including the development of contingency plans to cope with the mission critical consequences of Year 2000 problems that have not been identified or remediated by that date. Implementation of our Y2K Plan is supervised by a Vice President and the Company has contracted with firms specializing in the assessment and remediation of embedded technology for additional assistance. As a result of the assessments, non-compliant embedded technology has been found on certain of the Company's vessels. The Company plans to complete the identification and remediation of mission critical systems that require modification or replacement by mid-1999.

        The Y2K Plan recognizes that the computer, telecommunications, and other systems ("Outside Systems") of outside entities ("Outside Entities") have the potential for major, mission critical, adverse effects on the conduct of Global's business. Global does not have control of these Outside Entities or Outside Systems. In some cases, Outside Entities are foreign governments or businesses located in foreign countries. However, Global's Y2K Plan includes an ongoing process of identifying and contacting Outside Entities whose systems, in Global's judgment, have or may have a substantial effect on our ability to continue to conduct the mission critical aspects of our business without disruption from Year 2000 problems. The Company has contacted its key vendors and customers to assess their progress with their own Year 2000 issues and to anticipate potential risks associated with its key vendors and customers. Global will work prudently with Outside Entities in a reasonable attempt to inventory, assess, analyze, convert (where necessary), test, and develop contingency plans for Global's connections to these mission critical Outside Systems and to ascertain the extent to which they are, or can be made to be, Year 2000 ready and compatible with Global's mission critical systems.

      Despite efforts to address all material Year 2000 issues in advance, the Company could potentially experience disruptions to some aspects of its activities or operations. Thus, the Company is developing business contingency plans for mitigating the effect of potential disruptions.

      Costs. Total amounts spent to date on Year 2000 awareness, inventory, assessment, analysis, conversion, testing or contingency planning efforts were approximately $110,000.
Additional costs to carry out the Y2K Plan, including implementation of Year 2000 contingency plan, based on assessments to date, are not expected to be material to the Company's financial condition. Although management believes that its estimates are reasonable, there can be no assurance that the actual costs of implementing the Y2K Plan will not differ materially from the estimated costs or that Global will not be materially adversely affected by Year 2000 issues. Moreover, the estimated costs of implementing the Y2K Plan do not take into account the costs, if any, that might be incurred as a result of Year 2000-related failures that occur despite Global's implementation of the Y2K Plan.

     Worst Case Scenario. The Securities and Exchange Commission requires that public companies forecast the most reasonably likely worst case Year 2000 scenario. In doing so, Global is assuming that the Company's Y2K Plan will not be effective.
Analysis of the most reasonably likely worst case Year 2000 scenarios Global may face leads to contemplation of the following possibilities which, though unlikely in some or many cases, must be included in any consideration of worst cases: widespread failure of electrical, gas, and similar supplies by utilities serving Global domestically and internationally; widespread disruption of the services of communications common carriers domestically and internationally; similar disruption to means and modes of transportation for Global and its employees, contractors, suppliers, and customers; significant disruption to Global's ability to gain access to, and remain working in, office buildings and other facilities; the failure of substantial numbers of Global's critical information (computer) hardware and software systems; and the failure, domestically and internationally, of Outside Systems, the effects of which would have a cumulative material adverse impact on Global's critical systems. Among other things, Global could face substantial claims by customers or loss of revenues due to inability to fulfill contractual obligations, inability to account for certain revenues or obligations or to bill customers accurately and on a timely basis, and increased expenses associated with litigation, stabilization of operations following critical failures, and the execution of contingency plans. Global could also experience an inability by customers to pay, on a timely basis or at all, obligations owed to Global. Under these circumstances, the adverse effect on Global, and the diminution of Global's revenues, would be material, although not quantifiable at this time.

      Summary. Global has a plan to deal with the Year 2000 challenge and believes that it will be able to achieve substantial Year 2000 readiness with respect to the mission critical systems that it controls. However, from a forward-looking perspective, the extent and magnitude of the Year 2000 problem as it will affect Global, both before and for some period after January 1, 2000, are difficult to predict or quantify for a number of reasons. Among these are: the difficulty of locating "embedded" chips that may be in a great variety of mission critical systems; the difficulty of inventorying, assessing, remediating, verifying and testing Outside Systems; the difficulty in locating all mission critical software (computer code) internal to Global that is not Year 2000 compatible; and the unavailability of certain necessary internal or external resources, including but not limited to trained hardware and software engineers, technicians, and other personnel to perform adequate remediation, verification and testing of mission critical Global systems or Outside Systems. Accordingly, there can be no assurance that all of Global's Systems and all Outside Systems will be adequately remediated so that they are Year 2000 ready by January 1, 2000, or by some earlier date, so as not to create a material disruption to Global's business. If despite Global's efforts, there are mission critical Year 2000-related failures that create substantial disruptions to our business, the adverse impact on Global's business could be material. Additionally, Year 2000 costs are difficult to estimate accurately because of unanticipated vendor delays, technical difficulties, the impact of tests of Outside Systems and similar events.


ITEM  7A.        QUANTITATIVE AND QUALITATIVE  DISCLOSURES  ABOUT
MARKET RISK

      The Company is exposed to the risk of changing interest rates and foreign currency exchange rate risks. The Company currently does not use derivative financial instruments to hedge the interest or currency risks. Interest on approximately $171.0 million, or 81% of the Company's long-term debt with a weighted average interest rate of 6.2% at December 31, 1998, was variable, based on short-term market rates. Thus, a general increase of 1.0% short-term market interest rates would result in additional interest cost of $1.7 million per year if the Company were to maintain the same debt level and structure.

      Also, the Company has approximately $39.8 million fixed interest rate long-term debt outstanding with a weighted-average interest rate of approximately 7.8% and a market value of approximately $45.1 million on December 31, 1998. A general increase of 1.0% in overall market interest rates would result in a decline in market value of the debt to approximately $42.0 million.

     The Company uses natural hedging techniques to hedge against foreign currency exchange losses by contracting, to the extent possible, international construction jobs to be payable in U. S. dollars. The Company also, to the extent possible, maintains cash balances at foreign locations in U. S. dollar accounts. The Company does not believe that a change in currency rates in the regions that it operates would have a significant effect on its results of operation.

       While the Company does not currently use derivative financial instruments, it may use them in the future if deemed appropriate.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Global Industries, Ltd.

We have audited the accompanying consolidated balance sheets of Global Industries, Ltd. and subsidiaries as of December 31, 1998, and March 31, 1998, and the related consolidated statements of operations, shareholders' equity, cash flows, and comprehensive income for the nine months ended December 31, 1998, and the years ended March 31, 1998, and March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Global Industries, Ltd. and subsidiaries at December 31, 1998, and March 31, 1998, and the results of their operations and their cash flows for the nine months ended December 31, 1998, and the years ended March 31, 1998, and March 31, 1997, in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP


New Orleans, Louisiana
February 12, 1999

                     Global Industries, Ltd.
                   CONSOLIDATED BALANCE SHEETS
                     (Dollars in Thousands)


                                           December 31,     March 31,
                                              1998            1998
                                              ----            ----
ASSETS
Current Assets:
Cash                                       $ 25,368          $ 18,693
Escrowed funds (Notes 1 and 3)                2,447             6,907
Receivables                                 107,992            97,156
Advances to unconsolidated affiliate          8,190            22,852
 (Note 12)
Prepaid expenses and other                    9,874             7,002
                                           --------           -------
    Total current assets                    153,871           152,610
                                           --------           -------
Escrowed Funds (Notes 1 and 3)                9,143            22,478
                                           --------           -------
Property and Equipment, net (Notes 2,
  3 and 6)                                  535,386           432,224
                                           --------           -------
Other Assets:
Deferred charges, net (Note 1)               18,467            12,139
Investment in and advances to
  unconsolidated
  affiliate (Note  12)                       10,655             1,878
Other                                         3,349             4,038
                                           --------           -------
    Total other assets                       32,471            18,055
                                           --------          --------
    Total                                  $730,871          $625,367
                                           ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt
 (Note 3)                                  $  2,190          $  2,168
Accounts payable                             53,005            55,016
Employee-related liabilities (Note 5)         8,086            10,948
Other accrued liabilities                    11,953             7,006
                                           --------          --------
    Total current liabilities                75,234            75,138
                                           --------          --------
Long-Term Debt (Note 3)                     208,607           144,825
                                           --------          --------
Deferred Income Taxes (Note 4)               49,502            36,471
                                           --------          --------
Commitments and Contingencies (Note 6)

Shareholders' Equity (Note 7):
Preferred stock                                  --                --
Common stock, issued, 92,110,929
 and 91,597,114 shares, respectively            921               915
Additional paid-in capital                  213,518           208,911
Treasury stock at cost (1,429,500
shares at Dec. 31, 1998)                    (15,012)               --
Accumulated other comprehensive income       (8,155)           (8,178)
Retained earnings                           206,256           167,285
                                           ---------         ---------
    Total shareholders' equity              397,528           368,933
                                           ---------         ---------
    Total                                  $730,871          $625,367
                                           =========         =========
         See notes to consolidated financial statements.




                     Global Industries, Ltd.
              CONSOLIDATED STATEMENTS OF OPERATIONS
          (Dollars in Thousands, except Per Share Data)

                               Nine Months              Year Ended
                                  Ended
                               December 31,              March 31,
                                                  ---------------------------
                                    1998             1998            1997
                                    ----             ----            ----
Revenues (Note 9)               $ 342,201         $ 379,901        $ 229,142

Cost of Revenues                  246,228           265,245          165,889
                                ---------         ---------        ---------
Gross Profit                       95,973           114,656           63,253

Equity in Net Earnings
  (Loss) of
   Unconsolidated Affiliate        (6,890)           (1,654)              --

Selling, General and
  Administrative
  Expenses                         21,720            22,492           15,080
                                 ---------         ---------        ---------
Operating Income                   67,363            90,510           48,173
                                 ---------         ---------        ---------
Other Income (Expense):
  Interest Expense                 (6,744)           (2,245)          (1,358)
  Other                              (665)            3,420            1,660
                                 ---------         ---------        ---------
                                   (7,409)            1,175              302
                                 ---------         ---------        ---------
Income before Income Taxes         59,954            91,685           48,475

Provision for Income Taxes         20,983            34,382           14,543
  (Note 4)
                                 ---------         ---------        ----------
Net Income                      $  38,971         $  57,303        $  33,932
                                ==========         =========        ==========
Net Income Per Share (Note
  7)
   Basic                        $    0.43         $    0.63        $    0.44
   Diluted                      $    0.42         $    0.61        $    0.42
                                ==========         =========       ===========


         See notes to consolidated financial statements.




                     Global Industries, Ltd.
         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     (Dollars in Thousands)


                             Additi-           Accumulated
            Common Stock      onal                Other
            ------------     Paid-In   Treasury   Compre-  Retained
            Shares   Amount  Capital    Stock      sive    Earnings  Total
            ------   ------  --------  --------  --------- --------  -----
Balance at
 April 1,
 1996      75,744,156  $758  $58,806    $  --    $    --   $ 76,130  $135,694

Net income         --    --       --       --         --     33,932    33,932
Amortization
 of unearned
 stock
 compensation      --    --      281       --         --         --       281
Restricted
 stock issues,
 net            6,956    --       --       --         --         --        --
Exercise of
 stock
 options      798,882     8    1,446       --         --         (2)    1,452
Tax effect of
 exercise of
 stock
 options           --    --    1,300       --         --         --     1,300
Sale of common
 stock net of
 underwriting
 discounts and
 commissions
 of
 $7,350    14,000,000   140  139,580       --         --        (70)  139,650
Other           6,756    --      (82)      --         --         --       (82)
           ----------   ---  --------     ----       ----       ----  --------
Balance at
 March 31,
 1997      90,556,750   906  201,331       --         --     109,990  312,227
Net income         --             --       --         --      57,303   57,303
Amortization
 of unearned
 stock
 compensation      --    --      179       --         --          --      179
Restricted
 stock issues,
 net           94,340    --       --       --         --          --       --
Exercise of
stock options 903,328     9    2,581       --         --          (8)   2,582
Tax effect of
 exercise of
 stock options     --    --    4,474       --         --          --    4,474
Common stock
 issued        39,088    --      428       --         --          --      428
Foreign
 currency
 translation
 adjustments       --    --       --       --     (8,178)         --   (8,178)
Other           3,608    --      (82)      --         --          --      (82)
             --------   ---- --------     ----   --------      ------  -------
           91,597,114   915  208,911       --     (8,178)    167,285  368,933
Net income         --    --       --       --         --      38,971   38,971
Amortization
 of unearned
 stock
 compensation      --    --      604       --         --          --      604
Restricted
 stock
 issues, net    5,464    --       --       --         --          --       --
Exercise of
 stock
 options      318,531     3      805       --         --          --      808
Tax effect
 of exercise
 of stock
 options           --    --    1,318       --         --          --    1,318
Common stock
 issued       184,065     2    1,880       --         --          --    1,882
Foreign
 currency
 translation
 adjustments       --    --       --       --         23          --       23
Common stock
 repurchased       --    --       --  (15,012)        --          --  (15,012)
Other           5,755     1       --       --         --          --        1
            ---------  ----    -----  --------    ------     -- ----- --------
Balance at
 Dec. 31,
 1998      92,110,929  $921 $213,518 $(15,012)   $(8,155)    $206,256 $397,528
           ==========  ==== ======== =========   ========    ======== ========


                         See notes to consolidated financial statements.




                     Global Industries, Ltd.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Thousands)

                                  Nine Months             Year Ended
                                     Ended
                                  December 31,            March 31,
                                                   -------------------------
                                      1998           1998            1997
                                      ----           ----            ----
Cash Flows From Operating
 Activities:
Net income                        $  38,971        $  57,303       $  33,932
Adjustments to reconcile net
 income to net
 cash provided by operating
 activities:
 Depreciation and amortization       35,602           29,576          18,003
 (Gain) loss on sale, disposal,
  or impairment
  of property and equipment             926              (72)            (11)
 Deferred income taxes               13,044           14,873           6,700
 Equity in net (earnings) loss
  of unconsolidated affiliate         6,890            1,654              --
 Other                                 (355)            (989)             69
 Changes in operating assets
  and liabilities (net
  of acquisitions):
  Receivables                       (10,836)         (30,256)         (7,800)
  Receivables from
    unconsolidated affiliate         (7,840)              --              --
  Prepaid expenses and other         (2,839)          (3,242)          1,549
  Accounts payable, employee-
   related liabilities,
   and other accrued
   liabilities                        1,341           22,493          11,854
                                    --------        ---------         -------
   Net cash provided by              74,904           91,340          64,296
operating activities                --------        ---------         -------
Cash Flows From Investing
Activities:
 Proceeds from sale of
   equipment                            317              349              16
 Decrease (increase) in
  escrowed funds, net                17,795           (8,826)            398
 Acquisition of businesses,
  net of cash acquired                   --         (103,805)         (5,990)
 Acquisition of equity
  interest in and (net
  advances to) repayment
  of advances to
  unconsolidated affiliate            6,835            2,593         (25,784)
 Additions to property and
   equipment                       (132,881)        (122,320)       (124,868)
 Additions to deferred charges      (11,998)         (10,076)         (4,277)
 Other                                  540              (54)         (1,146)
                                   ---------        ---------        --------
   Net cash used in investing      (119,392)        (242,139)       (161,651)
    activities

Cash Flows From Financing
Activities:
 Repayment of long-term debt        (23,196)         (27,220)         (2,193)
 Proceeds from long-term debt        87,000          131,000          20,328
 Payment of short-term borrowings        --               --          (3,200)
 Proceeds from sale of common
   stock, net                         2,691            2,445         140,971
Purchase of treasury stock          (15,012)              --              --
                                    --------        --------         --------
  Net cash provided by (used
   in)financing activities           51,483          106,225         155,906
                                    --------        --------         --------
Effect of Exchange Rate Change
 on Cash                               (320)            (714)             --
Cash:
 Increase (decrease)                  6,675          (45,288)         58,551
 Beginning of period                 18,693           63,981           5,430
                                    --------        ---------        --------
 End of period                    $  25,368        $  18,693       $  63,981
                                  ==========       ==========        ========

                                See notes to consolidated financial statements.



                     Global Industries, Ltd.
         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                         (In Thousands)

                                  Nine Months             Year Ended
                                     Ended
                                 December 31,             March 31,
                                                  -------------------------
                                     1998            1998           1997
                                     ----            ----           ----
Net Income                        $   38,971      $  57,303     $    33,932
Other  Comprehensive Income
 (Loss):
   Foreign  currency translation
     adjustments                          23         (8,178)             --
                                  ----------      ----------     ----------
Comprehensive Income              $   38,994      $  49,125     $    33,932
                                  ==========      ==========    ===========


         See notes to consolidated financial statements.



                     Global Industries, Ltd.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Summary of Significant Accounting Policies

      Organization - Global Industries, Ltd. (the "Company") provides construction services, including pipeline construction, platform installation and removal, construction support and diving services, primarily to the offshore oil and gas industry in the United States Gulf of Mexico and in selected international areas. Most work is performed on a fixed-price basis, but the Company also performs services on a cost-plus or day-rate basis, or on a combination of such bases. The Company's contracts are typically of short duration, being completed in one to five months.

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

      Fiscal Year - Effective December 31, 1998, the Company changed its fiscal year-end to December 31 of each year. The consolidated statements of operations, shareholders' equity, cash flows, and comprehensive income for the period from April 1, 1998 to December 31, 1998 represent a transition period of nine months which is referred to as the nine months ended December 31, 1998.

      The following is a comparative summary of the operating results for the nine-month periods ending December 31, 1998 and December 31, 1997:

                                      Nine Months Ended December 31,
                                         1998             1997
                                         ----             ----
                                                       (Unaudited)
                                 (in thousands, except per share amounts)
Revenues                              $ 342,201       $ 292,383
Cost of Revenues                        246,228         201,470
                                      ---------       ---------
Gross Profit                             95,973          90,913
Equity in Net Earnings (Loss) of
   Unconsolidated Affiliate              (6,890)           (854)
Selling, General and Administrative
  Expenses                               21,720          16,907
                                      ---------       ---------
Operating Income                         67,363          73,152
Other Income (Expense):
  Interest Expense                       (6,744)         (1,459)
  Other                                    (665)          3,018
                                      ---------       ---------
                                         (7,409)          1,559
                                      ---------       ---------
Income before Income Taxes               59,954          74,711
Provision for Income Taxes               20,983          28,390
                                      ---------       ---------
Net Income                            $  38,971       $  46,321
                                      =========       =========
Net Income Per Share
   Basic                              $    0.43       $    0.50
   Diluted                            $    0.42       $    0.49
                                      =========       =========



      Cash - Cash includes cash on hand, demand deposits, repurchase agreements having maturities less than three months, and money market funds with banks.

      Escrowed Funds - Escrowed funds totaled $11.6 million and $29.4 million at December 31, 1998 and March 31, 1998, respectively. These amounts represent funds available for reimbursement to the Company for amounts expended or the Company expects to expend on certain capital construction projects. Under the terms of the financing agreement with the Lake Charles Harbor and Terminal District, proceeds from the issuance of $28.0 million Port Improvement Revenue Bonds were deposited into a Construction Fund for payment of related bond issuance costs and certain costs of construction and improvement of a deepwater support facility and pipebase in Carlyss, Louisiana (see Note 3). The Company also has unreimbursed funds from the sale of U. S. Government Guaranteed Financing Bonds deposited into an escrow account with MARAD. The funds on deposit with MARAD are available for reimbursement to the Company for certain vessel construction costs. Substantially all of the escrowed funds are invested in U. S. Treasury Bills and a money market account invested in U. S. government and government agency securities. At December 31, 1998, and March 31, 1998, the Company estimated $2.4 million and $6.9 million, respectively, were currently reimbursable from the escrowed funds for amounts expended on the related construction projects.

     Property and Equipment - Property and equipment is generally stated at cost. Expenditures for property and equipment and items that substantially increase the useful lives of existing assets are capitalized at cost and depreciated. Routine expenditures for repairs and maintenance are expensed as incurred. Except for certain barges that are depreciated on the units-of-production method over estimated barge operating days, depreciation is provided utilizing the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is provided utilizing the straight-line method over the estimated useful lives of the assets or over the lives of the leases, whichever is shorter. Leasehold improvements relating to leases from the Company's principal shareholder are amortized over their expected useful lives (and beyond the term of lease) because it is expected that the leases will be renewed.

      The periods used in determining straight-line depreciation and amortization follow:

Marine barges, vessels and related equipment       5 - 25 years
Machinery and equipment                            5 - 18 years
Transportation equipment                           3 - 10 years
Furniture and fixtures                             2 - 12 years
Buildings and leasehold improvements               3 - 40 years

     Effective April 1, 1998, the Company changed its estimate of the useful lives of certain marine barges that are depreciated on the units-of-production method. The Company increased total estimated operating days for such barges to better reflect the estimated periods during which the assets will remain in service. For the nine months ended December 31, 1998, the change had the effect of reducing depreciation expense by $3.7 million and increasing net income by $2.4 million ($0.03 per both basic and diluted share).

      Depreciation and amortization expense of property and equipment approximated $29.2 million, $24.9 million, and $14.4 million for the nine months ended December 31, 1998, and the years ended March 31, 1998, and March 31, 1997, respectively.

       Interest   Capitalization  -  Interest   costs   for   the
construction of certain long-term assets are capitalized and amortized over the related assets' estimated useful lives. During the nine months ended December 31, 1998, and the years ended March 31, 1998 and 1997, interest costs of $2.6 million, $4.0 million, and $2.6 million, respectively, were capitalized.

      Deferred Charges - Deferred charges consist principally of drydocking costs which are capitalized at cost and amortized on the straight-line method through the date of the next scheduled drydocking. Amortization expense approximated $5.8 million, $4.4 million, and $3.3 million for the nine months ended December 31, 1998, and the years ended March 31, 1998, and March 31, 1997, respectively.

     Impairment of Long-Lived Assets - Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses the recoverability of long-lived assets by determining whether the carrying values can be recovered through projected cash flows and operating results over their remaining lives. Any impairment of the asset is recognized when it is probable that such future undiscounted cash flows will be less than the carrying value of the asset. During the nine months ended December 31, 1998, the Company recorded an estimated impairment in value of certain facilities at the Houma, Louisiana, location attributable to a planned relocation from there. The write-down was $0.6 million.

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

      Income Taxes - Income taxes are recognized during the year in which transactions enter into the determination of net income, with deferred taxes being provided for temporary differences between assets and liabilities for financial reporting and such amounts as measured by tax laws.

      Fair Value of Financial Instruments - The carrying value of the Company's financial instruments, including cash, escrowed funds, receivables, advances to unconsolidated affiliate, accounts payable, and certain accrued liabilities approximate fair market value due to their short-term nature. The fair value of the Company's long-term debt at December 31, 1998 and March 31, 1998 based upon available market information, approximated $216.1 million and $150.0 million, respectively.

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

      Reclassifications - Certain prior year balances have been reclassified to conform to the current year presentation.

      Foreign Currency Translation - The financial statements of subsidiaries in which United States Dollars are not the functional currency use the local currency as the functional currency. The translation calculation for the income statement uses the average exchange rates during the period. The translation calculation for assets and liabilities uses the current exchange rate as of the last day of the fiscal year. Equity amounts translate using historical rates. The resulting balancing translation adjustment is a separate component of shareholders' equity. Gains and losses resulting from foreign currency transactions are included in other income (expense) and were not material for the periods presented in the statement of operations.

     Basic and Diluted Net Income Per Share - In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), the Company changed its method of calculating net income per share during the third quarter of its fiscal year ended March 31, 1998. All prior period net income per share amounts have been restated to give effect of this requirement. The diluted net income per share calculation uses the weighted-average number of shares outstanding adjusted for the incremental shares attributed to dilutive outstanding options to purchase common stock and non-vested restricted stock awards.

     Recent Accounting Pronouncements - During 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131"). SFAS 130 provides guidance for the presentation and display of comprehensive income. SFAS 131 establishes standards for disclosure of operating segments, products, services, geographic areas, and major customers. The Company has adopted the new standards, and accordingly, has (1) presented all items required to be recognized as components of comprehensive income (which for the Company consists solely of foreign currency translation adjustments) in the accompanying statements of comprehensive income, and (2) revised its disclosure of industry segment and geographic information as set forth in Note 8.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires, among other things, that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company has considered the implications of SFAS 133 and concluded that implementation of the new standard will not have a material effect on the consolidated financial statements.

2.   Property and Equipment

     Property and equipment at December 31, 1998 and March 31,
1998 is summarized as follows:

                                     December 31,    March 31,
                                        1998           1998
                                     ------------    ---------
                                           (in thousands)

Marine barges, vessels, and
  related equipment                  $503,894        $330,673
Machinery and equipment                45,380          43,491
Transportation equipment                3,625           2,978
Furniture and fixtures                  5,371           4,724
Buildings and leasehold
  improvements                          9,438           9,073
Land                                   11,145           8,809
Construction in progress               61,914         109,522
                                     --------        ---------
                                      640,767         509,270
Less accumulated depreciation and
  amortization                       (105,381)       ( 77,046)
                                     --------        ---------
  Property and equipment - net       $535,386        $432,224
                                     ========        =========

3.   Financing Arrangements

      Long-term  debt  at December 31, 1998 and  March  31,  1998 consisted of the following:

                                         December 31,     March 31,
                                            1998            1998
                                         ------------     ---------
                                                (in thousands)
United States Government
 Guaranteed Ship
 Financing Bonds, 1994 Series
 dated September
 27, 1994, payable in semi-annual
 installments of
 $418,000 with final installment
 of $370,000, plus
 interest at 8.30%, maturing July
 15, 2020,
 collateralized by the Pioneer
 vessel and related
 equipment with a net book value
 of $36.9 million
 at December 31, 1998                        $18,344       $18,762
United States Government
 Guaranteed Ship
 Financing Bonds, 1996 Series
 dated August
 15, 1996, payable in 49 semi-
 annual installments
 commencing January 15, 1998, of
 $407,000 with
 final installment of $385,000,
 plus interest at
 7.25%, maturing July 15, 2022,
 collateralized by
 escrowed funds and four vessels
 and related
 equipment with a net book value
 of $23.4 million
 at December 31, 1998                       19,514         19,921
Obligation to service Lake Charles
 Harbor and
 Terminal District Port
 Improvement Revenue Bonds,
 dated November 1, 1998, interest
 payable monthly at
 prevailing market rates, maturing
 November 1, 2027,
 collateralized by $28.4 million
 irrevocable letter of
 credit                                     28,000         28,000
Revolving line of credit with a
 syndicate of commercial
 banks, interest payable at
 variable rates                             143,000         78,000
Other obligations                            1,939          2,310
                                          --------        -------
Total long-term debt                       210,797        146,993
Less current maturities                      2,190          2,168
                                          --------        -------
Long-term debt, less current
 maturities                               $208,607       $144,825
                                          ========       ========


      Annual maturities of long-term debt for each of the five fiscal years following December 31, 1998 and in total thereafter follow (in thousands):

              1999                     $  2,190
              2000                        2,223
              2001                       44,990
              2002                      101,862
              2003                        1,862
              Thereafter                 57,670
                                       --------
                Total                  $210,797
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

      The Lake Charles Harbor and Terminal District's Port Improvement Revenue Bonds (the "Bonds") are subject to optional redemption, generally without premium, in whole or in part on any business day prior to maturity at the direction of the Company. Interest accrues at varying rates as determined from time to time by the remarketing agent based on (i) specified interest rate options available to the Company over the life of the Bonds and
(ii) prevailing market conditions at the date of such determination. The interest rate on borrowings outstanding at December 31, 1998 was 4.1%. Under the terms of the financing, proceeds from the issuance of the Bonds were placed in a Construction Fund for the payment of issuance related costs and the costs of acquisition, construction, and improvement of a deepwater support facility and pipebase in Carlyss, Louisiana. The unexpended funds are included in the accompanying balance sheets under the caption "Escrowed Funds."

     On April 17, 1997, the Company entered into a loan agreement ("Restated Credit Agreement") with a syndicate of commercial banks, which replaced the Company's previous credit facility. Effective September 16, 1998, an amendment to the Restated Credit Agreement increased the credit facility from $200.0 million to $250.0 million. The revolving credit facility reduces to $150.0 million on July 1, 2000, and to $100.0 million on July 1, 2001. Borrowings under the facility bear interest at fluctuating rates (weighted average of 6.5% at December 31, 1998), are payable on June 30, 2002, and have subsidiary guarantees and stock pledges as collateral. The amount of available credit decreases by (i) borrowings outstanding ($143.0 million at December 31, 1998),
(ii) outstanding letters of credit issued under the Restated Credit Agreement ($33.4 million at December 31, 1998), and (iii) amounts outstanding under a separate credit agreement between the banks and CCC ($21.1 million at December 31, 1998). For continuing access to the revolving line of credit, the Company must not be in default under the Restated Credit Agreement and remain in compliance with its covenants, including covenants relating to the maintenance of certain financial ratios, limitations on the incurrence of new indebtedness, and the payment of dividends. Additionally, the Restated Credit Agreement contains cross-default provisions that specify that a default by CCC (see Note 12) under a separate loan agreement constitutes a default under the
Company's Restated Credit Agreement. At December 31, 1998, the amount available under the credit agreement approximated $52.5 million.

      The Company has short-term credit facilities available at its foreign locations that aggregate $2.8 million and are secured by parent company guarantees.

4.   Income Taxes

     The Company has provided for income taxes as follows:

                            Nine Months           Year Ended
                               Ended
                            December 31            March 31,
                                                --------------
                              1998              1998      1997
                              ----              ----      ----
                                      (in thousands)
U.S. Federal and State:
     Current                 $4,726           $18,465    $6,189
     Deferred                13,031            14,873     6,700
Foreign:
     Current                  3,226             1,044     1,654
                            -------           -------   -------
       Total                $20,983           $34,382   $14,543
                            =======           =======   =======


     State income taxes included above are not significant for any of the periods presented.

     Income before income taxes consisted of the following:

                            Nine Months        Year Ended
                               Ended
                            December 31,        March 31,
                                            -----------------
                               1998           1998      1997
                               ----           ----      ----
                                    (in thousands)

United States                $46,151        $87,839   $34,417
Foreign                       13,803          3,846    14,058
                             -------        -------   -------
       Total                 $59,954        $91,685   $48,475
                             =======        =======   =======

     The provision for income taxes varies from the Federal statutory income tax rate due to the following:

                           Nine Months        Year Ended
                              Ended
                           December 31,        March 31,
                                            --------------
                               1998         1998      1997
                               ----         ----      ----
                                   (in thousands)

Taxes at Federal
  statutory rate of 35%     $20,984        $32,090   $16,966
Foreign income taxes at
  different rates            (1,605)         1,044    (3,266)
Other                         1,604          1,248       843
                            -------        -------   -------
       Total                $20,983        $34,382   $14,543
                            =======        =======   =======

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's net deferred tax balance as of December 31, 1998 and March 31, 1998 are as follows:

                                   December 31,       March 31,
                                       1998             1998
                                       ----             ----
                                          (in thousands)
Deferred Tax
Liabilities:
 Excess book over tax
   basis of property and equipment    $44,853         $33,091
 Deferred charges                       4,574           3,447
 Other                                  1,390           1,384

Deferred Tax Assets:
 Reserves not currently deductible     (1,315)         (1,451)
                                      --------        --------
  Net deferred tax liability          $49,502         $36,471
                                      ========        ========


      A substantial portion of the undistributed earnings of foreign subsidiaries has been reinvested and the Company does not expect to remit the earnings to the parent company. Accordingly, no Federal income tax has been provided on such earnings and, at December 31, 1998, the cumulative amount of such undistributed earnings and related tax effects approximated $46.6 million and $12.8 million, respectively.

5.   Employee Benefits

      The Company sponsors a defined contribution profit-sharing and 401(k) retirement plan that covers all employees who meet certain eligibility requirements. Company contributions to the profit-sharing plan are made at the discretion of the Board of Directors and may not exceed 15% of the annual compensation of each participant. The Company does not expect to make a contribution to the profit-sharing portion of the plan for employee services rendered during the nine months ended December 31, 1998, and thus, recorded no profit-sharing plan expense during that period. Profit-sharing plan expense was $2.5 million and $2.1 million for the years ended March 31, 1998 and 1997, respectively.

     Under the 401(k) section of the retirement plan, the Company began matching employee 401(k) plan contributions during the nine months ended December 31, 1998. The Company now makes contributions equal to 100% of the first $1,000 each participating employee contributes to the plan. 401(k) matching expense during the nine months ended December 31, 1998, was $0.7 million.

     In addition, the Company has an incentive compensation plan, which rewards employees when the Company's financial results meet or exceed budgets. The Company does not expect to make incentive compensation plan payments for employee services rendered during the nine months ended December 31, 1998, and thus, recorded no incentive compensation expense during that period. For the years ended March 31, 1998 and 1997, the Company recorded incentive compensation expense of $2.5 million (distributed to 1,150 employees) and $1.5 million (distributed to 918 employees), respectively.

6.   Commitments and Contingencies

      Leases - The Company leases real property and equipment in the normal course of business under varying operating leases, including leases with its principal shareholder and chief executive officer. Rent expense for the nine months ended December 31, 1998, and the years ended March 31, 1998 and 1997, was $1,177,000, $1,224,000, and $723,000, respectively, (of which
$35,250, $47,000, and 47,000, respectively, was related party rental expense). The lease agreements, which include both non-cancelable and month-to-month terms, generally provide for fixed monthly rentals and, for certain real estate leases, renewal options.

     Minimum rental commitments under leases having an initial or remaining non-cancelable term in excess of one year for  each  of
the   five  years  following  December  31,  1998  and  in  total thereafter follow (in thousands):

          1999                             $1,342
          2000                              1,162
          2001                                943
          2002                                694
          2003                                460
          Thereafter                           18
                                           ------
            Total                          $4,619
                                           ======

      Legal Proceedings - The Company is a party in legal proceedings and potential claims arising in the ordinary course of its business. Management does not believe these matters will materially effect the Company's consolidated financial statements.

      Construction and Purchases in Progress - The Company estimates that the cost to complete capital expenditure projects in progress at December 31, 1998 approximated $22 million.

     Guarantees - The Company has guaranteed certain indebtedness of CCC approximating $21.1 million at December 31, 1998. In April 1998, the Company gave a contingent guarantee to a financial institution whereby the guarantee becomes effective if certain vessel contracts of CCC are canceled or not renewed. The principal amount subject to the contingent guaranty at December 31, 1998 was $14.9 million. The Company has also given performance and currency guarantees totaling $28.6 million at December 31, 1998, to banks for CCC debt related to project financings. Under the terms of the performance and currency guarantees, the banks may enforce the guarantees (i) if the customer does not pay CCC because neither CCC nor the guarantors performed the contracts that define the projects or (ii) if, after converting contract payments from Mexican Pesos to United States Dollars, funds from the project are insufficient to pay the sums due.

     In the normal course of its business activities, the Company provides guarantees and performance, bid, and payment bonds pursuant to agreements or obtaining such agreements to perform construction services. Some of these financial instruments are secured by parent guarantees. The aggregate of these guarantees and bonds at December 31, 1998 was $6.0 million.

      Letters of Credit - In the normal course of its business activities, the Company is required to provide letters of credit to secure the performance and/or payment of obligations, including the payment of worker's compensation obligations. Additionally, the Company has issued a letter of credit as collateral for $28.0 million of Port Improvement Revenue Bonds. Outstanding letters of credit at December 31, 1998 approximated $33.4 million.

7.   Shareholders' Equity

      Authorized  Stock  - The Company has authorized  30,000,000 shares of $0.01 par value preferred stock and 150,000,000 shares of $0.01 par value common stock.

      Treasury Stock - During August 1998, the Board of Directors authorized the expenditure of up to $30.0 million to purchase shares of the Company's outstanding common stock. Subject to market conditions, the purchases may be effected from time to time through solicited or unsolicited transactions in the market or in privately negotiated transactions. No limit was placed on the duration of the purchase program. Subject to applicable securities laws, management will make purchases based upon market conditions and other factors. As of December 31, 1998, the Company had purchased 1,429,500 shares since the authorization at a total cost of $15.0 million.

     Restricted Stock Awards and Stock Option Plans - The Company has three stock-based compensation plans that provide for the granting of restricted stock, stock options, or a combination of both to officers and employees. Unearned stock compensation cost for restricted stock awards and stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock and is included in the accompanying financial statements as a charge against Additional Paid-in Capital. The unearned stock compensation is amortized over the vesting period of the awards and amounted to approximately $604,000, $179,000 and $261,000 for the nine months ended December 31, 1998, and the years ended March 31, 1998, and 1997, respectively. The balance of Unearned Stock Compensation to be amortized in future periods was $1.3 million and $2.2 million at December 31, 1998, and March 31, 1998, respectively.

     The Company's 1992 Restricted Stock Plan provides for awards of shares of restricted stock to employees approved by a committee of the Board of Directors. Under the plan, 712,000 shares of Common Stock have been reserved for issuance, of which 121,076 were available for grant at December 31, 1998. Shares granted under the plan vest 33 1/3% on the third, fourth, and fifth anniversary date of grant. During the nine months ended December 31, 1998, no awards were made under the plan, while 5,000 awards with a weighted average value at the time of issue of $13.444 per share and 31,000 awards with a weighted average value at the time of issue of $7.679 per share were made during the years ended March 31, 1998 and 1997, respectively. During the nine months ended December 31, 1998, restrictions on 12,804 shares expired. On December 31, 1998, restrictions remained on 182,500 shares.

      The 1992 Stock Option Plan provides for grants of incentive and nonqualified options to employees approved by a committee of the Board of Directors. Options granted under the plan have a maximum term of ten years and are exercisable, subject to continued employment, under terms and conditions set forth by the committee. As of December 31, 1998, the number of shares reserved for issuance under the plan was 9,600,000 of which 2,586,344 were available for grant.

      The Company does not expect to issue any additional awards under its 1992 Restricted Stock Plan and its 1992 Stock Option
Plan.

      In 1998, the Company amended its 1998 Restricted Stock Plan to become the 1998 Equity Incentive Plan and permit the granting of both restricted stock awards and stock option awards under the plan to employees approved by a committee of the Board of Directors. The plan also authorizes the Chief Executive Officer to grant stock options and restricted stock awards to non-officer employees. As of December 31, 1998, 3,200,000 shares of Common Stock have been reserved for issuance under the plan, of which 2,698,500 were available for grant. Restricted shares granted under the plan vest 33 1/3% on the third, fourth and fifth anniversary date of the grant. During the nine months ended December 31, 1998 and the year ended March 31, 1998, the Company issued 11,000 restricted stock awards with a weighted average value at the time of issue of $17.341 per share and 97,500 restricted stock awards with a weighted average value at the time of issue of $16.500 per share, respectively. On December 31, 1998, restrictions remained on all of those restricted stock awards.

     The following table shows the changes in options outstanding under all plans for the nine months ended December 31, 1998, and the years ended March 31, 1998, and March 31, 1997:

                          At 85% of Market     At or Above Market
                          -----------------   ---------------------
                                   Weighted                Weighted
                          Shares      Avg.     Shares        Avg.
                                     Price                  Price
                          ------   --------    ------      --------
Outstanding on April
  1, 1996                1,496,812  $ 1.741   3,052,800    $ 2.653
Granted                     64,000    6.481     625,000      7.654
Surrendered                (84,628)   1.970    (363,960)     3.001
Exercised                 (169,802)   1.805    (469,280)     2.090
                         ---------- -------   ----------   -------
Outstanding on March
  31, 1997               1,306,382    1.950   2,844,560      3.800
Granted                     28,000   14.602   2,244,900     16.124
Surrendered                (32,460)   2.319    (264,900)    10.019
Exercised                 (335,060)   1.658    (412,980)     3.177
                         ----------  ------   ----------    -------
Outstanding on March
  31, 1998                 966,862    2.405   4,411,580      9.756
Granted                    241,000    7.823     324,500      9.271
Surrendered                 (6,560)   1.847    (365,100)    12.911
Exercised                 (154,602)   1.572    (164,905)     3.513
                         ----------   -----   ----------   --------
Outstanding on
  December 31, 1998      1,046,700   $3.779   4,206,075    $ 9.690
                         ==========  ======   ==========   ========
Exercisable at December
  31, 1998                 672,340   $2.199   1,358,555    $ 6.553
                         ==========  ======   ==========   ========


In October 1998, the Company repriced the exercise price on 665,000 incentive options. The table above has been restated for the nine months ended December 31, 1998 and the year ended March 31, 1998 to reflect the repriced amounts. The repricing had the effect of changing the weighted average exercise price per share of the "at or above market" options from $13.633 to $9.271 for options granted during the nine months ended December 31, 1998 and from $17.943 to $16.124 for options granted during the year ended March 31, 1998.

      The following table summarizes information about stock options outstanding at December 31, 1998:

              OPTIONS OUTSTANDING                     OPTIONS
                                                    EXERCISABLE
--------------------------------------------------  ------------------
                             Weighted
                              Average
                            Remaining    Weighted            Weighted
  Range of         Number   Contractual    Average   Number    Average
  Exercise         Outstan      Life      Exercise   Exercis  Exercise
   Prices            ding      (Years)       Price     able      Price
----------         -------  -----------   --------   -------  ---------
$1.5413-2.2188     726,420     4.62        $1.6621   651,380   $1.6217
 2.2344-3.2813   1,479,310     6.27         2.7494   870,190    2.6833
 3.3125-4.6250     110,225     7.05         3.8011    39,825    3.7346
 4.7188-7.2500     440,620     8.66         6.0788    87,500    6.6099
 7.5781-11.3125  1,020,200     8.78         8.1553   107,000    8.6638
12.3750-16.6250    288,500     7.22        14.2296    36,500   15.1865
17.1593-20.1875  1,187,500     8.75        20.0808   229,780   20.0772
---------------  ---------   ---------    --------  --------  ---------
$1.5413-20.1875  5,252,775     7.36        $8.4990 2,022,175   $5.0505
===============  =========   ==========   ======== =========  =========



      Non-Employee Director Compensation - Effective September 1, 1998, the Board of Directors terminated the Non-employee Director Stock Plan and adopted the Global Industries, Ltd. Non-Employee Directors Compensation Plan (the "Directors Compensation Plan"). Under the Directors Compensation Plan, each non-employee director may elect to defer receipt of all or part of his or her annual retainer and meeting fees. In lieu of cash and accrued interest, each non-employee director may elect to base the deferred fees on Stock Units which have the same value as Common Stock and increase and decrease in value to the full extent of any increase or decrease in the value of the Common Stock. Also, each non-employee director may receive up to $20,000 of his or her annual retainer and meeting fees in shares of Common Stock. With respect to annual retainer fees and meeting fees earned after December 31, 1998, each non-employee director must elect to receive at least $20,000 in Common Stock or Stock Units. The maximum number of shares of Common Stock that may be issued under the plan is 25,000. As of December 31, 1998, no shares have been issued under the plan.

      Prior to the effective date of the Directors Compensation Plan, the Non-Employee Director Stock Plan provided that each director of the Company who is not an employee receive 4,000 shares of Common Stock on August 1 of each year, subject to an annual limitation that the aggregate fair market value of shares transferred may not exceed 75% of such director's cash compensation for services rendered with respect to the immediately preceding twelve-month period. The plan specified that a maximum of 80,000 shares of Common Stock may be issued under the plan. During the nine months ended December 31, 1998 and the years ended March 31, 1998 and 1997, 5,755, 3,608, and 6,756 shares, respectively, were issued under the plan. Non-employee director stock compensation expense was $69,000, $55,000, and $50,000 for the nine months ended December 31, 1998 and the years ended March 31, 1998, and March 31, 1997, respectively.

      1995 Employee Stock Purchase Plan - The Global Industries, Ltd. 1995 Employee Stock Purchase Plan ("Purchase Plan") provides a method for substantially all employees to voluntarily purchase a maximum of 2,400,000 shares of the Company's Common Stock at favorable terms. Under the Purchase Plan, eligible employees may authorize payroll deductions that are used at the end of the Option Period to acquire shares of Common Stock at 85% of the fair market value on the first or last day of the Option Period, whichever is lower. In August 1997, shareholders approved an amendment to the plan whereby the plan has a twelve month and a six month Option Period. In October 1998, the Board of Directors further amended the plan effective December 31, 1998, to, among other items, change the twelve-month Option Period to begin January 1 of each year and the six-month Option Period to begin July 1 of each year. For the twelve months ending March 31, 1999, 320 employees are expected to purchase 68,000 shares at a cost to be determined by the closing market price on that date. For the year ended March 31, 1998, 662 employees purchased 184,065 shares at a weighted average cost of $10.225 per share. For the year ended March 31, 1997, 213 employees purchased 153,720 shares at a weighted average cost of $4.582 per share.

       Proforma Disclosure - In accordance with APB 25, compensation cost has been recorded in the Company's financial statements based on the intrinsic value (i.e., the excess of the market price of stock to be issued over the exercise price) of restricted stock awards and shares subject to options. Additionally, under APB 25, the Company's employee stock purchase plan is considered noncompensatory and, accordingly, no compensation cost has been recognized in the financial statements. Had compensation cost for the Company's grants under stock-based compensation arrangements for the nine months ended December 31, 1998, and the years ended March 31, 1998, and March 31, 1997, been determined consistent with SFAS 123, the Company's net income and net income per share amounts for the respective periods would approximate the following proforma amounts (in thousands, except per share data):

               Nine Months Ended               Year Ended March 31,
                  December 31,
             -------------------        -------------------------------------
                      1998                     1998             1997
                      ----                     ----             ----
               As                         As
             Reported   Proforma        Reported  Proforma  Reported Proforma
             --------   --------        --------  --------  -------- --------
Net income   $38,971    $36,341         $57,303   $55,474    $33,932  $32,950
             ========   ========        ========  ========  ======== ========
Net income
 per share
  Basic       $ 0.43     $ 0.40           $0.63     $ 0.61   $ 0.44   $ 0.42
  Diluted     $ 0.42     $ 0.39           $0.61     $ 0.59   $ 0.42   $ 0.41
             ========   ========        ========  ========  ========  =======

     The weighted-average fair value of options that were granted during the nine months ended December 31, 1998 was $5.02. The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 56.06%, (iii) risk-free interest rate of 5.31%, and
(iv) expected life of 7.00 years.

      The weighted-average fair value of options granted during the year ended March 31, 1998 was $10.26. The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 48.5%, (iii) risk-free interest rate of 6.30%, and (iv) expected life of 6.50 years.

      The weighted-average fair value of options granted during the year ended March 31, 1997 was $7.81. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 18.94%, (iii) risk-free interest rate of 6.89%, and (iv) expected life of 7.75 years.

     Basic and Diluted Net Income Per Share - The following table presents the reconciliation between basic shares and diluted shares (in thousands, except per share data):

                                          Weighted-               Earnings
                                        Average Shares            Per Share
                                 ----------------------------  --------------
                    Net Income    Basic  Incremental  Diluted  Basic  Diluted
                    ----------    -----  -----------  -------  -----  -------
Nine months ended   $38,971      91,498     2,310     93,808   $0.43   $0.42
  December 31, 1998
Year ended
  March 31, 1998     57,303      91,110     2,762     93,872    0.63    0.61
Year ended
  March 31,1997      33,932      77,746     3,001     80,747    0.44    0.42



      Options to purchase 1,356,000 shares of common stock, at an exercise price range of $14.625 to $20.188 per share, were outstanding during the nine months ended December 31, 1998, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

      Options to purchase 1,859,100 shares of common stock, at an exercise price range of $15.3750 to $21.9375 per share, were outstanding during the year ended March 31, 1998, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

      Options to purchase 56,500 shares of common stock, at an exercise price range of $8.8125 to $11.1875 per share were outstanding during the year ended March 31, 1997, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

8.   Industry Segment and Geographic Information

      The Company operates primarily in the offshore oil and gas construction industry. However, the Company has used a combination of factors to identify its reportable segments as required by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The overriding determination of the Company's segments is based on how the chief operating decision-maker of the Company evaluates the Company's results of operations. The underlying factors include types of service and type of assets used to perform such services, operational management, physical locations, degree of integration, and underlying economic characteristics of the various types of work the Company performs. The Company has identified eight segments of which six meet the quantitative thresholds as required by SFAS 131 for disclosure. The reportable segments are Gulf of Mexico Offshore Construction, Gulf of Mexico Diving, Gulf of Mexico Marine Support, West Africa Construction, Asia Pacific Construction, and Latin America Construction. Operating segments that did not meet the quantitative thresholds for disclosure include the Company's Middle East Construction and Gulf of Mexico ROV/other offshore construction services.

      Gulf of Mexico Offshore Construction is principally related services performed using the Company's construction barges in the Gulf of Mexico, including pipelay and derrick services. Gulf of Mexico Diving is all diving services including those performed using dive support vessels. Gulf of Mexico Marine Support includes services performed using the Company's SWATH vessel, Pioneer, liftboat services, crewboat services, and transportation services. West Africa Construction is principally related services performed using construction barges offshore West Africa. Asia Pacific Construction includes a broad range of offshore construction services, including pipelay and derrick, diving, offshore support vessels, and ROV services. Latin America Construction is primarily services and equipment provided to CCC and the 49% equity in CCC's results (see Note 12). Many of the Company's services are integrated, and thus, are performed for other of the Company's segments, typically at rates charged to external customers.

     The following tables present information about the profit or loss and assets of each of the Company's reportable segments for the nine months ended December 31, 1998, and the years ended March 31, 1998 and March 31, 1997. The information contains certain allocations of corporate expenses that the Company deems reasonable and appropriate for the evaluation of results of operations. Segment assets do not include intersegment receivable balances as the Company feels that such inclusion would be misleading or not meaningful. Segment assets are determined by where they are situated at period-end. Because the Company offers an integrated range of services, some assets are used by more than one segment. However, the Company feels that allocating the value of those assets among segments is impractical.

                    Gulf of Mexico
                -------------------------
                Offshore           Marine   West     Asia     Latin
                Constr            Support  Africa   Pacific  American
                uction   Diving
                -------- ------   -------  ------   -------  --------
                                 (in thousands)
                       Nine Months Ended December 31, 1998
                       -----------------------------------
Revenues from
 external
 customers     $132,299 $29,032   $23,425  $68,860   $38,015   $26,312
Intersegment
 revenues         3,472  13,049     8,039    1,839        --        --
Interest
 expense          1,982     590       440      994       533       368
Depreciation
and amortization 11,032   3,665     3,867    3,226     6,745     4,539
Profit before
 tax             26,195  13,498    10,235   11,923     3,427       107
Segment assets
 at period-end  249,424  44,370    88,150   69,972   149,998    34,461
Expenditures
 for long-
 lived assets    54,406     272     2,295    1,491    67,704         4

                            Year Ended March 31, 1998
                            -------------------------
Revenues from
 external
 customers     $220,867 $27,795   $44,256  $27,348   $30,289    $9,506
Intersegment
 revenues           843  34,700     7,286    1,635        --        --
Interest
 expense            230      36         9    1,227       199     1,130
Depreciation
 & amortization  12,368   4,012     4,060    2,462     1,945     3,384
Profit before
 tax             44,230  24,404    19,443    3,712       197       (37)
Segment assets
 at period-end  227,887  35,474    94,268   53,175    60,635    50,004
Expenditures
 for long-
 lived assets    95,705   8,323    19,584    4,258    48,905    20,366

                             Year Ended March 31, 1997
                             -------------------------
Revenues from
 external
 customers     $124,088 $15,968   $24,934  $57,419    $4,460    $1,137
Intersegment
 revenues           795  15,843     3,171    3,120        --        --
Interest
 expense            257      --         1    1,158       181       404
Depreciation
 & amortization   9,123   2,142     2,260    3,114       167       712
Profit before
 tax             17,379   8,736    10,003   13,821      (650)      (36)
Segment assets
 at period-end  120,207  23,803    81,263   48,801    11,032    46,325
Expenditures
 for long-
 lived assets    46,990   2,192    34,499   17,996     6,168     2,150



      The following table reconciles the reportable segments' revenues, profit or loss, assets, and other items presented above, to the Company's consolidated totals.

                                 Nine Months            Year Ended
                                    Ended
                                 December 31,            March 31,
                                                    ------------------
                                    1998              1998      1997
                                    ----              ----      ----
                                          (in thousands)
Revenues
 Total for reportable segments   $344,436           $404,525  $250,935
 Total for other segments          24,568             20,552     1,254
 Elimination of
  intersegment revenues           (26,803)           (45,176)  (23,047)
                                 ---------          --------- ---------
    Total consolidated revenues  $342,201           $379,901  $229,142
                                 =========          ========= =========
Profit or loss before
 income tax
    Total for reportable
     segments                    $ 65,385           $ 91,949  $ 49,253
    Total for other segments       (1,616)              (501)       85
    Unallocated corporate
     (expenses) income             (3,815)               237      (863)
                                 ---------          --------- ---------
        Total consolidated
         profit before tax       $ 59,954           $ 91,685  $ 48,475
                                 =========          ========= =========
Assets at period-end
    Total for reportable
     segments                    $636,375           $521,443  $331,431
    Total for other segments       45,153             51,838     4,367
    Corporate assets               49,343             52,086    86,889
                                 ---------          --------- ---------
        Total consolidated
         assets                  $730,871           $625,367  $422,687
                                 =========          ========= =========

Other items:
Interest expense
    Total for reportable
     segments                    $  4,907           $  2,831  $  2,001
    Total for other segments          373                857        --
    Unallocated corporate
     interest expense               1,464                 --        --
    Interest allocated to
     segments in excess
     of consolidated interest
     expense                           --             (1,443)     (643)
                                 --------           --------  --------
        Total consolidated
         interest expense        $  6,744           $  2,245  $  1,358
                                 ========           ========  ========
Depreciation and amortization
    Total for reportable
     segments                    $ 33,074           $ 28,231  $ 17,518
    Total for other segments        1,549                779        12
    Unallocated corporate
     depreciation                     979                566       473
                                 --------           --------  --------
        Total consolidated
         depreciation and
         amortization            $ 35,602           $ 29,576  $ 18,003
                                 ========           ========  ========
Expenditures for segment
assets
    Total for reportable
     segments                    $126,172           $197,141  $109,995
    Total for other segments        4,915             21,480    20,926
    Corporate expenditures          1,794                866       675
                                 --------           --------  --------
        Total consolidated
         expenditures            $132,881           $219,487  $131,596
                                 ========           ========  ========


      The following table presents the Company's revenues from external customers attributed to operations in the United States and foreign areas and long-lived assets in the United States and foreign areas.


                            Nine Months            Year Ended
                               Ended
                            December 31,            March 31,
                                               ------------------
                               1998              1998      1997
                               ----              ----      ----
                                      (in thousands)
Revenues from external
 customers
    United States            $186,022          $294,209  $166,126
    Foreign areas             156,179            85,692    63,016
Long-lived assets at
 period-end
    United States             336,146           288,636   192,079
    Foreign areas             199,240           143,588    51,836



9.   Major Customers

      Sales  to  various  customers for  the  nine  months  ended
December 31, 1998, and the years ended March 31, 1998, and  March
31, 1997, that amount to 10% or more of the Company's revenues, follows:

                Nine Months              Year Ended March 31,
                   Ended
                December 31, 1998          1998             1997
               ------------------     -------------------------------
                Amt.        %           Amt.      %      Amt.      %
               ------     ----         ------    ----   ------   ----
                            (dollars in thousands)
Customer A     $35,310    10%         $77,945     21%  $44,773    20%
Customer B          --    --               --     --    26,766    12%
Customer C      68,968    20%          44,557     12%       --    --


Sales to Customer A for all periods presented in the table were reported by each of the Company's Gulf of Mexico segments and its Asia Pacific Segment. Sales to Customer B were reported by the Company's West Africa segment. Sales to Customer C were reported by each of the Company's Gulf of Mexico segments and its West Africa segment.


10.  Supplemental Disclosures of Cash Flow Information

     Supplemental cash flow information for the nine months ended
December  31,  1998  and  years ended March  31,  1998  and  1997 follows:

                               Nine Months
                                  Ended           Year Ended
                               December 31,        March 31,
                                              -------------------
                                  1998         1998       1997
                                  ----         ----       ----
                                       (in thousands)

Cash paid for:
 Interest, net of amount
  capitalized                   $ 4,679       $  2,252    $ 1,267
 Income taxes                     6,258         15,948      4,400

Non-cash investing and
 financing activities:
 In connection with
  acquisitions,
  liabilities assumed were
   as follows:
    Fair value of assets
     acquired, net of
     cash acquired              $    --       $114,931    $13,829
   Cash paid for net assets          --       (103,805)    (5,990)
  Note payable issued to
     seller in
     connection with acquisition     --             --     (1,100)
                                -------       --------    --------
  Fair value of
   liabilities assumed          $    --       $ 11,126    $ 6,739
                                =======       ========    ========
  Short-term debt issued
   for acquisitions                  --             --    $ 4,700

     Other Non-Cash Transactions:

     During the nine months ended December 31, 1998 and the years ended March 31, 1998, and March 31, 1997, the tax effect of the exercise of stock options resulted in an increase in additional paid-in capital and reductions to income taxes payable of $1.3 million, $4.5 million, and $1.3 million, respectively.


11.  Interim Financial Information (Unaudited)

     The following is a summary of consolidated interim financial information for the nine months ended December 31, 1998, and the twelve months ended March 31, 1998:

                                    Three Months Ended
                                -------------------------------
                                June 30    Sept. 30     Dec. 31
                                -------    --------     -------
                            (in thousands, except per share amounts)
Nine months ended December
31, 1998

Revenues                        $92,158    $120,575     $129,468
Gross profit                     30,587      30,901       34,485
Net income                       14,829      12,297       11,845
Net income per share
  Basic                            0.16        0.13         0.13
  Diluted                          0.16        0.13         0.13


                                          Three Months Ended
                                -------------------------------------------
                                June 30    Sept. 30      Dec. 31   March 31
                                -------    --------     -------   --------
                                 (in thousands, except per share amounts)
Year Ended March 31, 1998
Revenues                        $63,176    $108,772     $120,435  $87,518
Gross profit                     20,839      37,857       32,217   23,743
Net income                       10,119      19,335       16,867   10,982
Net income per share
  Basic                            0.11        0.21         0.18     0.12
  Diluted                          0.11        0.21         0.18     0.12



12.  Investment in and Advances to Unconsolidated Affiliate

     On December 23, 1996, the Company acquired from a subsidiary of J. Ray McDermott, S.A. a 49% ownership interest in CCC Fabricaciones y Construcciones, S.A. de C.V., a leading provider of offshore construction services in Mexico. The Company's investment in CCC is accounted for under the equity method. In the year ended March 31, 1997, the Company's equity in the operating results of CCC from the date of acquisition was not material.

      Pro  forma  net  income for the year ended March  31,  1997 assuming the acquisition of the 49% ownership interest in CCC had occurred  as  of April 1, 1996, amounted to $32.4  million  ($.40 diluted net income per share).

      Following is a summary of the financial position of CCC as of September 30, 1998 and December 31, 1997 and its results of operations for the nine months ended September 30, 1998 and the years ended December 31, 1997 and 1996 (in thousands):

                       September 30,      December 31,
                           1998               1997
                           ----               ----

Current assets           $110,352           $63,819
Noncurrent assets, net     28,174            28,900
                         --------           -------
     Total               $138,527           $92,719
                         ========           =======

Current liabilities      $127,512           $65,681
Noncurrent liabilities     28,082            21,788
                         --------           -------
     Total               $155,594           $87,469
                         ========           =======

                 Nine Months
                    Ended
                 September 30,      Year Ended December 31,
                                    -----------------------
                     1998              1997        1996
                     ----              ----        ----

Revenues         $177,799            $150,482    $156,854
Gross profit       12,411              24,595      24,560
Net income (loss) (14,061)             (3,375)     (2,129)



     During the nine months ended December 31, 1998, and the years ended March 31, 1998 and 1997, the Company advanced funds to CCC (under interest bearing and non-interest bearing arrangements), provided barge charters, diving and other construction support services to CCC and was reimbursed for expenditures paid on behalf of CCC. Included in the accompanying December 31, 1998, and March 31, 1998 balance sheets are receivables from CCC totaling $18.8 million and $22.9 million, respectively. Revenues and expense reimbursements relating to transactions with CCC approximated $26.3 million and $0.6 million, respectively, for the nine months ended December 31, 1998 ($9.5 million and $15.1 million, respectively, for the year ended March 31, 1998, and $1.1 million and $23.6 million, respectively, for the year ended March 31, 1997). No interest income related to advances to CCC was recognized during the nine months ended December 31, 1998. For the years ended March 31, 1998 and 1997, interest income related to advances to CCC approximated $0.4 million and $0.7 million, respectively. Additionally, the Company is a guarantor of certain indebtedness and other obligations of CCC as described in Note 6.

     Subsequent to December 31, 1998, Global reached agreement in principal with its partner to restructure CCC.
Under the restructuring agreement, its partner, through the assumption of CCC debt, will contribute additional capital of approximately $16.5 million to CCC. Global, through the forgiveness of advances and receivables due from CCC, will contribute additional capital of approximately $15.8 million to
CCC.     Among other provisions, CCC will also dispose of its
industrial construction division and subject to due diligence, enter into a certain fabrication contract that will be contributed by an affiliate of its partner.

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



ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

          None

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with the Company's 1999 Annual Meeting of Shareholders. See also "Item (Unnumbered). Executive Officers of the Registrant" appearing in Part I of this Annual Report.

ITEM 11.  EXECUTIVE COMPENSATION.

      The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with the Company's 1999 Annual Meeting of Shareholders.

ITEM 12.  SECURITY  OWNERSHIP  OF CERTAIN BENEFICIAL  OWNERS  AND
          MANAGEMENT.

      The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with the Company's 1999 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with the Company's 1999 Annual Meeting of Shareholders.

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS  ON
          FORM 8-K.

(a)       1.    Financial Statements
             The following financial statements included on pages
          31 through 35 in this Annual Report are for the fiscal period ended December 31, 1998.

          Independent Auditors' Report.
            Consolidated Balance Sheets as of December 31, 1998, and March 31, 1998.
            Consolidated Statements of Operations for the nine months ended December 31, 1998, and the years ended March 31, 1998, and March 31, 1997.
            Consolidated Statements of Shareholders' Equity for the nine months ended December 31, 1998, and the years ended March 31, 1998, and March 31, 1997.
            Consolidated Statements of Cash Flows for the nine months ended December 31, 1998, and the years ended March 31, 1998, and March 31, 1997.
            Consolidated Statements of Comprehensive Income for the nine months ended December 31, 1998, and the years ended March 31, 1998, and March 31, 1997.
           Notes to Consolidated Financial Statements.

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

            The following exhibits are filed as part of this Annual Report:

           Exhibit
           Number

             3.1  -           Amended  and
                              Restated  Articles of Incorporation
                              of     Registrant    as    amended,
                              incorporated   by   reference    to
                              Exhibits 3.1 and 3.3 to the Form S-
                              1  Registration Statement filed  by
                              the Registrant (Reg. No 33-56600
             3.2  -           Bylaws   of
                              Registrant,     incorporated     by
                              reference  to Exhibit  3.2  to  the
                              Form  S-1 filed by Registrant (Reg.
                              No. 33-56600).
             4.1  -           Form of Common
                              Stock certificate, incorporated  by
                              reference  to Exhibit  4.1  to  the
                              Form  S-1 filed by Registrant (Reg.
                              No. 33-56600).
            10.1  -           Global
                              Industries, Ltd. 1992 Stock  Option
                              Plan, incorporated by reference  to
                              Exhibit 10.1 to the Form S-1  filed
                              by Registrant (Reg. No. 33-56600).
            10.2  -           Global
                              Industries, Ltd. Profit Sharing and
                              Retirement   Plan,   as    amended,
                              incorporated   by   reference    to
                              Exhibit 10.2 to the Form S-1  filed
                              by Registrant (Reg. No. 33-56600).
            10.3  -           Global
                              Industries,    Ltd.    Non-Employee
                              Director  Stock  Plan,  as  amended
                              incorporated   by   reference    to
                              Exhibit  10.3  to the  Registrant's
                              Annual Report on Form 10-K for  the
                              fiscal year ended March 31, 1996.
            10.4  -           Agreement  of
                              Lease  dated  May 1, 1992,  between
                              SFIC  Gulf  Coast Properties,  Inc.
                              and  Global  Pipelines PLUS,  Inc.,
                              incorporated   by   reference    to
                              Exhibit 10.6 to the Form S-1  filed
                              by Registrant (Reg. No. 33-56600).
            10.7  -           Lease Extension
                              and   Amendment   Agreement   dated
                              January  1,  1996,  between  Global
                              Industries,  Ltd.  and  William  J.
                              Dore'   relating  to  the  Lafayette
                              office     and    adjacent     land
                              incorporated   by   reference    to
                              Exhibit  10.7  to the  Registrant's
                              Annual Report on Form 10-K for  the
                              fiscal year ended March 31, 1996.
           10.11   -          Agreement
                              between    Global    Divers     and
                              Contractors,   Inc.  and   Colorado
                              School of Mines, dated October  15,
                              1991, incorporated by reference  to
                              Exhibit 10.20 to the Form S-1 filed
                              by Registrant (Reg. No. 33-56600).
           10.12   -          Sublicense
                              Agreement    between    Santa    Fe
                              International    Corporation    and
                              Global  Pipelines PLUS, Inc.  dated
                              May   24,  1990,  relating  to  the
                              Chickasaw's     reel     pipelaying
                              technology,     incorporated     by
                              reference to Exhibit 10.21  to  the
                              Form  S-1 filed by Registrant (Reg.
                              No. 33-56600).
           10.13    -         Non-
                              Competition      Agreement      and
                              Registration    Rights    Agreement
                              between  the Registrant and William
                              J.  Dore', incorporated by reference
                              to  Exhibit 10.23 to the  Form  S-1
                              filed   by  Registrant  (Reg.   No.
                              33-56600).
           10.14    -         Global
                              Industries,  Ltd. Restricted  Stock
                              Plan, incorporated by reference  to
                              Exhibit 10.25 to the Form S-1 filed
                              by Registrant (Reg. No. 33-56600).
           10.15    -         Capital
                              Construction Fund Agreement by  and
                              between   the  United   States   of
                              America,   represented    by    the
                              Secretary of Transportation, acting
                              by   and   through   the   Maritime
                              Administrator      and       Global
                              Industries,  Ltd., incorporated  by
                              reference to Exhibit 10.18  to  the
                              Registrant's Annual Report on  Form
                              10-K  for  the  fiscal  year  ended
                              March 31, 1994.
           10.16     -        Second
                              Amendment to the Global Industries,
                              Ltd.     Profit    Sharing    Plan,
                              incorporated   by   reference    to
                              Exhibit  10.19 to the  Registrant's
                              Registration Statement on Form  S-1
                              (Reg. No. 33-81322).
           10.17     -        Global
                              Industries,   Ltd.  1995   Employee
                              Stock Purchase Plan incorporated by
                              reference to Exhibit 10.20  to  the
                              Registrant's Annual Report on  Form
                              10-K  for  the  fiscal  year  ended
                              March 31, 1995.
           10.18     -        Trust
                              Indenture relating to United States
                              Government     Guaranteed      Ship
                              Financing    Obligations    between
                              Global Industries, Ltd., shipowner,
                              and    Hibernia   National    Bank,
                              Indenture  Trustee,  dated  as   of
                              September 27, 1994 incorporated  by
                              reference to Exhibit 10.22  to  the
                              Registrant's Annual Report on  Form
                              10-K  for  the  fiscal  year  ended
                              March 31, 1995.
            10.19    -        Amendment
                              to  Global  Industries,  Ltd.  1992
                              Stock  Option Plan incorporated  by
                              reference to Exhibit 10.23  to  the
                              Registrant's Annual Report on  Form
                              10-K  for  the  fiscal  year  ended
                              March 31, 1996.
            10.20    -        Restated Credit Agreement dated  as
                              of  April  17, 1997 by,  and  Among
                              Bank One, National Association,  as
                              agent     for    lenders     Global
                              Industries,    Ltd.     and     its
                              Subsidiaries,    incorporated    by
                              reference to Exhibit 10.20  to  the
                              Registrant's Annual Report on  Form
                              10-K  for  the  fiscal  year  ended
                              March 31, 1997.
            10.21     -       Trust
                              Indenture relating to United States
                              Government     Guaranteed      Ship
                              Financing    Obligations    between
                              Global Industries, Ltd., shipowner,
                              and   First   National   Bank    of
                              Commerce, Indenture Trustee,  dated
                              as     of    August    15,    1996,
                              incorporated   by   reference    to
                              Exhibit  10.21 to the  Registrant's
                              Annual Report on Form 10-K for  the
                              fiscal year ended March 31, 1997.
            10.22     -       Form   of
                              Indemnification  Agreement  between
                              the  Registrant  and  each  of  the
                              Registrant's             directors,
                              incorporated   by   reference    to
                              Exhibit  10.22 to the  Registrant's
                              Annual Report on Form 10-K for  the
                              fiscal year ended March 31, 1997.
            10.23     -       Asset
                              Purchase  Agreement between  Global
                              Industries,   Ltd.   and   J.   Ray
                              McDermott,   Inc.   dated   as   of
                              December  23, 1996 incorporated  by
                              reference  to Exhibit  2.1  to  the
                              Registrant's Current Report on Form
                              8-K dated February 12, 1997.
            10.24     -       Barge and
                              Crane  Purchase  Agreement  between
                              Global  Industries, Ltd. and  Hydro
                              Marine Services, Inc. dated  as  of
                              December  23, 1996 incorporated  by
                              reference  to Exhibit  2.2  to  the
                              Registrant's Current Report on Form
                              8-K dated February 12, 1997.
            10.25     -       Barge
                              Purchase  Option Agreement  between
                              Global  Industries Ltd.  and  Hydro
                              Marine Services, Inc. dated  as  of
                              December  23, 1996 incorporated  by
                              reference  to Exhibit  2.3  to  the
                              Registrant's Current Report on Form
                              8-K dated February 12, 1997.
            10.26     -       1996
                              Amendment   to  Global  Industries,
                              Ltd.  1995 Employee Stock  Purchase
                              Plan, incorporated by reference  to
                              Exhibit  10.26 to the  Registrant's
                              Annual Report on Form 10-K for  the
                              fiscal year ended March 31, 1997.
            10.27     -       Amendment
                              Assignment   and   Assumption    of
                              Authorization Agreement relating to
                              United   States   Government   Ship
                              Financing    obligations    between
                              Global Industries, Ltd., shipowner,
                              and   First   National   Bank    of
                              Commerce, Indenture Trustee,  dated
                              as    of    October    23,    1996,
                              incorporated   by   reference    to
                              Exhibit  10.27 to the  Registrant's
                              Annual Report on Form 10-K for  the
                              fiscal year ended March 31, 1997.
            10.28     -       Global Industries, Ltd. 1998 Equity
                              Incentive   Plan  incorporated   by
                              reference to exhibit 10.28  to  the
                              Registrant's Annual Report on  Form
                              10K for the fiscal year ended March
                              31, 1998.
            10.29     -       First Amendment
                              to  Restated Credit Agreement dated
                              as  of  June 23, 1997 by and  among
                              the   Registrant,  certain  of  its
                              subsidiaries, Bank One,  Louisiana,
                              National Association and the  other
                              lenders   named   therein;   Second
                              Amendment   to   Restated    Credit
                              Agreement dated as of November  18,
                              1997  by  and among the Registrant,
                              certain  of its subsidiaries,  Bank
                              One,       Louisiana,      National
                              Association  and the other  lenders
                              named  therein; and Third Amendment
                              to  Restated Credit Agreement dated
                              as  of  April 8, 1998 by and  among
                              the   Registrant,  certain  of  its
                              subsidiaries, Bank One,  Louisiana,
                              National Association and the  other
                              lenders  named therein incorporated
                              by  reference to exhibit  10.29  to
                              the  Registrant's Annual Report  on
                              Form  10K for the fiscal year ended
                              March 31, 1998.
           10.31     -        Acquisition
                              Agreement among the Registrant  Sub
                              Sea   International   and   Dresser
                              Industries, dated, June  24,  1997,
                              incorporated   by   reference    to
                              Exhibit   21  to  the  Registrant's
                              current  report on Form  8-K  dated
                              August 8, 1997.
           10.32     -        Facilities  Agreement  (related  to
                              Carlyss  Facility) by  and  between
                              the  Registrant  and  Lake  Charles
                              Harbor and Terminal District  dated
                              as    of    November    1,    1997,
                              incorporated   by   reference    to
                              Exhibit    10.2   to   Registrant's
                              Quarterly Report on Form  10-Q  for
                              the quarterly period ended December
                              31, 1997.
           10.33     -        Ground    Lease   and    Lease-Back
                              Agreement   (related   to   Carlyss
                              Facility)   by  and   between   the
                              Registrant and Lake Charles  Harbor
                              and  Terminal District dated as  of
                              November  1, 1997, incorporated  by
                              reference   to  Exhibit   10.3   to
                              Registrant's  Quarterly  Report  on
                              Form  10-Q for the quarterly period
                              ended December 31, 1997.
            10.34     -       Trust
                              Indenture   (related   to   Carlyss
                              Facility)   by  and  between   Lake
                              Charles    Harbor   and    Terminal
                              District and First National Bank of
                              Commerce, as Trustee, dated  as  of
                              November  1, 1997, incorporated  by
                              reference   to  Exhibit   10.4   to
                              Registrant's  Quarterly  Report  on
                              Form  10-Q for the quarterly period
                              ended December 31, 1997.
            10.35     -       Pledge   and   Security   Agreement
                              (related  to  Carlyss Facility)  by
                              and  between  Registrant  and  Bank
                              One,       Louisiana,      National
                              Association, dated as  of  November
                              1,  1997, incorporated by reference
                              to  Exhibit  10.5  to  Registrant's
                              Quarterly Report on Form  10-Q  for
                              the quarterly period ended December
                              31, 1997.
             10.36     -      Fourth Amendment
                              to  Restated Credit Agreement dated
                              September 16, 1998 by and among the
                              Registrant,    certain    of    its
                              subsidiaries, Bank One,  Louisiana,
                              National Association and the  other
                              lenders named therein, incorporated
                              by  reference  to Exhibit  10.1  to
                              Registrant's  Quarterly  Report  on
                              Form  10-Q for the Quarterly period
                              ended September 30, 1998.
             10.37#      -     Global
                              Industries,    Ltd.    Non-Employee
                              Directors     Compensation     Plan
                              incorporated   by   reference    to
                              Exhibit    4.1    to   Registrant's
                              Registration Statement on Form  S-8
                              (Reg. No. 333-69949).
        *    10.38       -    Fifth Amendment
                              to  Restated Credit Agreement dated
                              March  30,  1999 by and  among  the
                              Registrant,    certain    of    its
                              subsidiaries, Bank One,  Louisiana,
                              National   Association,   and   the
                              lenders named therein.
        *    21.1        -    Subsidiaries of the Registrant.
        *    23.1        -    Consent of Deloitte & Touche LLP.
        *    27.1        -    Financial Data Schedule


     *Filed herewith.
     #Management Compensation Plan or Agreement.

(a)  Reports on Form 8-K.

          None.
                              SIGNATURES


      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                              GLOBAL INDUSTRIES, LTD.


                              By:  /s/  PETER S. ATKINSON
                              ___________________________________
                                     Peter S. Atkinson
                             Vice President, Chief Financial Officer
                           (Principal Financial and Accounting Officer)

March 31 , 1999

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/  WILLIAM J. DORE'
---------------------
     William J. Dore'         Chairman of the Board,
                              President,                    March 31, 1999
                              Chief Executive Officer and
                              Director
/s/  JAMES C. DAY
---------------------         Director                      March 31, 1999
     James C. Day

/s/  MYRON J. MOREAU
---------------------         Director                      March 31, 1999
     Myron J. Moreau

/s/  EDWARD P. DJEREJIAN
------------------------      Director                      March 31, 1999
     Edward P. Djerejian

/s/  MICHAEL J. POLLOCK
------------------------      Director                      March 31, 1999
     Michael J. Pollock

/s/  PETER S. ATKINSON
------------------------      Vice President, Chief         March 31,  1999
     Peter S. Atkinson        Officer (Principal Financial
                              and Accounting Officer)



                                                       EXHIBIT 10.38


          FIFTH AMENDMENT TO RESTATED CREDIT AGREEMENT

     THIS FIFTH AMENDMENT TO RESTATED CREDIT AGREEMENT (hereinafter referred to as the "Fifth Amendment") dated as of the 30th day of March, 1999 by and among GLOBAL INDUSTRIES, LTD., a Louisiana corporation (the "Borrower"), GLOBAL PIPELINES PLUS, INC., a Louisiana corporation ("Plus"), GLOBAL DIVERS AND CONTRACTORS, INC., a Louisiana corporation ("Divers"), GLOBAL MOVIBLE OFFSHORE, INC., a Louisiana corporation ("Movible"), PIPELINES, INCORPORATED, a Louisiana corporation ("Pipelines"), GLOBAL INDUSTRIES OFFSHORE, INC., a Delaware corporation ("Industries Offshore") and GLOBAL INTERNATIONAL VESSELS, LTD., a Cayman Islands corporation ("International Vessels") (Plus, Divers, Movible, Pipelines, Industries Offshore and International Vessels are collectively called the "Guarantors"), BANK ONE, LOUISIANA, NATIONAL ASSOCIATION, a national banking association ("Bank One"), ABN AMRO BANK N.V. ("ABN"), CREDIT LYONNAIS NEW YORK BRANCH ("CL"), THE FUJI BANK, LIMITED, HOUSTON AGENCY ("Fuji"), HIBERNIA NATIONAL BANK ("Hibernia"), PARIBAS ("Paribas"), WHITNEY NATIONAL BANK ("Whitney") and WELLS FARGO BANK NATIONAL ASSOCIATION ("Wells Fargo") (Bank One, ABN, CL, Fuji, Hibernia, Paribas, Whitney and Wells Fargo are hereinafter referred to collectively as "Banks", and individually as "Bank") and Bank One, as Agent (in such capacity, the "Agent") , ABN as Syndication Agent (in such capacity, the "Syndication Agent") and CL as Documentation Agent (in such capacity, the "Documentation Agent").

     WHEREAS, Borrower, the Guarantors and the Bank One entered into a Restated Credit Agreement dated as of April 17, 1997 (the "Credit Agreement") under the terms of which Bank One agreed to provide Borrower with a revolving loan facility in amounts of up to $85,000,000.00; and

     WHEREAS, Bank One subsequently assigned interest in the Credit Agreement and the revolving commitment described therein to ABN AMRO Bank N.V., Credit Lyonnais New York Branch, The Fuji Bank, Limited, Houston Agency and Hibernia National Bank, (with Bank One, the "Original Bank Group"); and

     WHEREAS,  Borrower,  the Guarantors and  the  Original  Bank
Group entered into a First Amendment to Restated Credit Agreement dated as of June 23, 1997 (the "First Amendment"); and

     WHEREAS,  Borrower,  the Guarantors and  the  Original  Bank
Group   entered  into  a  Second  Amendment  to  Restated  Credit
Agreement dated as of November 18, 1997 (the "Second Amendment");
and

     WHEREAS, as of April 8, 1998, Paribas and Whitney acquired interests in the Credit Agreement and the Revolving Commitment
described therein (Paribas and Whitney, together with the Original Bank Group are hereinafter called the "Second Bank Group"); and

     WHEREAS, Borrower, the Guarantors, and the Second Bank Group entered into a Third Amendment to Restated Credit Agreement dated as of April 9, 1998; and

     WHEREAS, as of September 16, 1998, Wells Fargo acquired an interest in the Credit Agreement and the Revolving Commitment
(Wells Fargo, together with the Second Bank Group are hereinafter called the "Existing Bank Group"); and

     WHEREAS,  as  of  September  16,  1998,  the  Borrower,  the
Guarantors  and  the Existing Bank Group entered  into  a  Fourth
Amendment to Restated Credit Agreement; and

     WHEREAS,  the  Agent,  the  Banks,  the  Borrower  and   the
Guarantors have agreed to further amend the Credit Agreement to make certain additional changes thereto.

     NOW, THEREFORE, in consideration of the mutual covenants and agreements herein contained the parties agree to amend the Credit
Agreement in the following respects:

     1. Section 1 of the Credit Agreement is hereby amended in the following respects:

          (1) By deleting the definition of "Eurodollar Margin" and inserting the following new definition in lieu thereof:

               "Eurodollar Margin" shall mean, with respect to each Eurodollar Loan:

                    (i)    two   and  three-fourths  percent
               (2.75%) per annum whenever Borrower's ratio of Funded Debt to EBITDA is greater than 2.50 to 1.0;

                    (ii) two and one-quarter percent (2.25%)
               per annum whenever Borrower's ratio of Funded
               Debt  to EBITDA is greater than 2.25  to  1.0
               but less than or equal to 2.50 to 1.0;

                    (iii)      two  percent (2%)  per  annum
               whenever Borrower's ratio of Funded Debt to EBITDA is greater than 2.0 to 1.0 but less than or equal to 2.25 to 1.0;

                    (iv)   one  and  three-fourths   percent
               (1.75%) per annum whenever Borrower's ratio of Funded Debt to EBITDA is greater than 1.75 to 1.0 but less than or equal to 2.0 to 1.0;

                    (v)   one  and one-half percent  (1.50%)
               per annum whenever Borrower's ratio of Funded Debt to EBITDA is greater than 1.25 to 1.0 but less than or equal to 1.75 to 1.0; or

                    (iv) one and one-quarter percent (1.25%)
               per annum whenever Borrower's ratio of Funded
               Debt to EBITDA is less than or equal to 1.25 to 1.0.

          For the purposes of calculating the Eurodollar Margin, Borrower's ratio of Funded Debt to EBITDA shall be calculated as of the end of each fiscal quarter, using information furnished on the Borrower's Compliance Certificate, for the preceding fiscal quarter with the first such calculation to be made as of March 31, 1999 for the fiscal quarter ended December 31, 1998.

          (2) By deleting the definition of "Revolving Commitment" and inserting the following new definition in lieu thereof:

               ""Revolving Commitment" shall mean (A) for all Banks, (i) $250,000,000 from the Fifth Amendment Effective Date through June 30, 2000;
          (ii)   $150,000,000  from  July  1,  2000  through
          June 30, 2001; and (iii) $100,000,000 from July 1,
          2001 through June 30, 2002; and (B) as to any Bank, its obligation to make Advances hereunder on the Revolving Loan and purchase its Pro Rata Part of participations in Letters of Credit issued hereunder by the Agent in amounts not exceeding an amount equal to its Revolving Commitment Percentage times the Revolving Commitment in existence at the time of determination."

          (3) By deleting the definition of "Revolving Commitment Percentage" and inserting the following new definition in lieu thereof:

               ""Revolving Commitment Percentage" shall mean for each Bank the percentage derived by dividing its Revolving Commitment at the time of determination by the Revolving Commitments of all Banks at the time of determination. At the Effective Date, the Revolving Commitment Percentage of each Bank is as follows:

                    Bank One            16%
                    ABN                 16%
                    Hibernia            16%
                    CL                  15%
                    Fuji                12%
                    Whitney             12%
                    Paribas              6%
                    Wells Fargo          7%

          (4) By deleting the definition of "Unused Fee Rate" and inserting the following new definition in lieu thereof:

               ""Unused Fee Rate" shall mean the percentage used to calculate the Unused Fee, which percentage shall be:

                    (i)   one-half of one percent (.50%) per
               annum  whenever  Borrower's ratio  of  Funded
               Debt to EBITDA is greater than 2.0 to 1.0;

                    (ii)   three-eighths  of   one   percent
               (.375%) per annum whenever Borrower's ratio of Funded Debt to EBITDA is greater than 1.75 to 1.0 but less than or equal to 2.0 to 1.0;

                    (iii)      one-quarter  of  one  percent
               (.25%) per annum whenever Borrower's ratio of Funded Debt to EBITDA is greater than 1.25 to
               1.0  but  less than or equal to 1.75 to  1.0;
               and

                    (iv) one-fifth of one percent (.20%) per
               annum  whenever  Borrower's ratio  of  Funded
               Debt to EBITDA is less than or equal to 1.25 to 1.0.

          For the purposes of calculating the Unused Fee Rate, Borrower's ratio of Funded Debt to EBITDA shall be calculated as of the end of each fiscal quarter, using information furnished on the Borrower's Compliance Certificate, for the preceding fiscal quarter with the first such calculation to be made as of March 31, 1999 for the fiscal quarter ended December 31, 1998.

          (5) By deleting the definition of "CCC Credit Agreement" and inserting the following new definition in lieu thereof:

               ""CCC Credit Agreement" shall mean that certain Restated Credit Agreement dated as of March 30, 1999 among CCC Fabricaciones y Construcciones S.A. de C.V., Bank One, as Agent, and the other financial institutions parties thereto."

     2. Section 2 of the Credit Agreement is hereby amended in the following respects:

          (1) Subsection 2(c) is hereby deleted in its entirety and the following inserted in lieu thereof:

                (c)  Letters  of Credit.  On the  terms  and
          conditions hereinafter set forth, the Agent shall from time to time during the period beginning on the Effective Date and ending on the Maturity Date upon request of Borrower issue (i) standby and/or commercial letters of credit for the account of Borrower for job performance and general corporate purposes in such amounts as Borrower may request but not to exceed in the aggregate face amount at any time outstanding the sum of $100,000,000.00 inclusive of, as of any date, the face amount of the Credit Enhancement Letter of Credit and all Evergreen Letters of Credit. The term "Credit Enhancement Letter of Credit" when used herein shall mean that certain letter of credit dated November 20, 1997, in the amount of $28,350,000 with an expiry date of June 30, 2002. The term "Evergreen Letters of Credit" when used herein shall mean letters of credit with an expiry date of not more than one (1) year from issuance, subject to automatic renewal but provided that the final maturity of any such Letter of Credit shall not extend beyond the Revolving Maturity Date. The expiry date of the Credit Enhancement Letter of
          Credit is subject to extension for additional periods of one year or more ending on June 30 of such year if, on or before 180 days prior to an expiry date the Agent notifies Borrower in writing that the Credit Enhancement Letter of Credit will be extended. In the event the Banks decide not to extend the Credit Enhancement Letter of Credit, the Agent will notify Borrower on or before 180 days prior to the expiry date of the Banks" intention not to extend such Credit Enhancement Letter of Credit. The Evergreen Letters of Credit shall automatically renew upon each such expiry date unless the Agent notifies the Borrower in writing on or before a date concurrent with the expiry period notice required in any such issued Letter of Credit that the Banks will not renew such Evergreen Letter of Credit at the next expiry date. The face amount of all Letters of Credit (other than Letters of Credit issued in foreign currency which are provided for hereinbelow) issued and outstanding hereunder shall be considered as non-interest bearing Advances under the Revolving Commitment. From time to time one or more of the Letters of Credit issued hereunder may be issued in foreign currency (i.e., non-US dollar) denominations (i.e., non-U.S. dollar denominations), which Letters of Credit shall be
          (i) treated as non-interest bearing Advances under the Revolving Commitment in amounts equal to 120% of the face amount of such Letters of Credit or the U.S. dollar equivalent thereof as of any date, and (ii) subject to the provisions of the Agent's application and agreement for Letters of Credit, including, but not limited to, the provisions of such application and agreement regarding letters of credit issued in foreign currencies. Each Bank agrees that, upon issuance of any Letter of Credit hereunder, it shall automatically acquire a participation in the Agent's liability under such Letter of Credit in an amount equal to such Bank's Revolving Commitment Percentage of such liability, and each Bank (other than Agent) thereby shall absolutely, unconditionally and irrevocably assume, as primary obligor and not as surety, and shall be unconditionally obligated to Agent to pay and discharge when due, its Revolving Commitment Percentage of Agent's liability under such Letter of Credit. Borrower hereby unconditionally agrees to pay and reimburse the Agent for the amount of each payment under any Letter of Credit at or prior to the date on which payment is made by the Agent to the beneficiary thereunder, without presentment, demand, protest or other formalities of any kind. Upon receipt from any beneficiary of any Letter of Credit of any demand for payment under such Letter of Credit, the Agent shall promptly notify Borrower of the demand and the date upon which such payment is to be made by the Agent to such beneficiary in respect of such demand. Forthwith upon receipt of such notice from the Agent, Borrower shall advise the Agent whether or not it intends to borrow hereunder to finance its obligations to reimburse the Agent, and if so, submit a Notice of Borrowing as provided in Section 2(b) hereof."

          (2) Subsection 2(d) is hereby deleted in its entirety and the following inserted in lieu thereof:

                (d)  Procedure  for  Obtaining  Letters   of
          Credit. The amount and date of issuance, renewal, extension or reissuance of a Letter of Credit
          pursuant   to  the  Banks'  commitment  above   in
          Section 2(c) shall be designated by Borrower's written request delivered to Agent at least three
          (3) Business Days prior to the date of such issuance, renewal, extension or reissuance. Concurrently with or promptly following the delivery of the request for a Letter of Credit
          (other than the Credit Enhancement Letter of Credit), Borrower shall execute and deliver to the Agent an application and agreement with respect to the Letters of Credit, said application and agreement to be in the form used by the Agent. The Agent shall not be obligated to issue, renew, extend or reissue such Letters of Credit if (i) the amount thereon when added to the amount of the outstanding Letters of Credit exceeds an amount equal to $100,000,000 inclusive of, the face amount of all Credit Enhancement Letters of Credit and Evergreen Letters of Credit, or (ii) the amount thereof when added to the Total Outstandings would exceed the Revolving Commitment. Once issued, the Agent shall have the authority to renew and extend from time to time the expiry date of any Letter of Credit without the requirement of the joinder of any of the Banks, except that the Agent shall not renew or extend the expiry date beyond the Revolving Maturity Date. Borrower agrees to pay the Agent for the benefit of the Banks commissions for issuing the Letters of Credit (calculated separately for each Letter of Credit) in an amount equal to the face amount of each such Letter of Credit times the then effective Eurodollar Margin minus one-eighth of one percent (.125%) per annum, to be reduced pro rata if the expiry date is less than twelve (12) months. Borrower agrees to pay to Agent an additional fee equal to one-eighth of one percent (.125%) per annum on the maximum face amount of each Letter of Credit. For all new Letters of Credit issued after the Fifth Amendment Effective Date, such commissions shall be paid quarterly in advance with the first such fee being payable prior to the issuance of each Letter of Credit and thereafter at the end of each three (3) month period while such Letter of Credit is outstanding. For all Letters of Credit issued and outstanding as of the Fifth Amendment Effective Date, such new commission rate shall not apply until the next anniversary date of such Letter of Credit. Borrower further agrees to pay to the Agent an amendment fee for any amendment to letters of credit issued hereunder, said fee to be in the amount of $50.00 per amendment and shall be due upon the issuance of such amendment."

          (3)  By deleting Subsection 2(h) therefrom in its entirety.

     3. Section 3 of the Credit Agreement is hereby amended by deleting the first sentence of Subsection 3(b) thereof in its entirety and substituting the following in lieu thereof:

          "From and after the date of the Fourth Amendment to Restated Credit Agreement, there shall be outstanding eight notes: (i) one Revolving Note in the aggregate face amount of $40,000,000 payable to the order of Bank One, (ii) one Revolving Note in the aggregate face amount of $40,000,000 payable to ABN,
     (iii) one Revolving Note in the aggregate face amount of $37,500,000 payable to the order of CL, (iv) one Revolving Note in the aggregate face amount of $30,000,000 payable to the order of Fuji, and (v) one Revolving Note in the aggregate face amount of $40,000,000 payable to the order of Hibernia, (vi) one Revolving Note in the aggregate face amount of $15,000,000 payable to the order of Paribas, (vii) one Revolving Note in the aggregate face amount of
     $30,000,000  payable  to  the  order  of  Whitney   and
     (viii) one Revolving Note in the aggregate amount of $17,500,000 payable to the order of Wells Fargo."

     4. Section 9 of the Credit Agreement is hereby amended in the following respects:

          (1) By deleting Subsection 9(t) in its entirety and by inserting the following in lieu thereof:

               "(t) Fiscal Year. Borrowers fiscal year ends December 31."

          (2)  By adding a new Subsection 9(v) thereto as follows:

               "(v) Year 2000 Compliance.  The Borrower  has
          (i) initiated a review and assessment of all areas within its and each of its Subsidiaries' business and operations that could be adversely affected by the "Year 2000 Problem" (that is, the risk that computer applications used by the Borrower or any of its Subsidiaries may be unable to recognize and perform properly date-sensitive functions involving certain dates prior to and any date after December 31, 1999), (ii) developed a plan and timeline for addressing the Year 2000 Problem on a timely basis, and (iii) to date, implemented that plan in accordance with that timetable. The Borrower reasonably believes that all of its computer applications that are material to its or any of its Subsidiaries' business and operations will be able to perform adequately all date-sensitive functions for all dates before and after January 1, 2000 (that is, be "Year 2000 Compliant") prior to December 31, 1999, except to the extent that a failure to do so could not reasonably be expected to have Material Adverse Effect."

     5. Section 11 of the Credit Agreement is hereby amended by the addition of a new Subsection 11(t) thereto as follows:

          "(t) Year 2000 Compliance. The Borrower will promptly notify the Agent in the event the Borrower discovers or determines that any computer applications that are material to its or any of its Subsidiaries' business and operations will not be Year 2000 Compliant prior to December 31, 1999, except to the extent that such failure could not reasonably be expected to have a Material Adverse Effect."

     6. Section 12 of the Credit Agreement is hereby amended in the following respects:

          (1) By amending Subsection 12(g) thereof in the following respects:

               (i)    By   deleting  Subsection  12(g)(viii)
          thereof in its entirety and substituting the following in lieu thereof:

                     "viii)   guaranties of obligations
               of CCC to Bank One, Texas, N.A. as Agent
               for    itself   and   other    financial
               institutions  pursuant to  that  certain
               Credit  Agreement dated March  30,  1999
               among CCC and Bank One, Texas, N.A., et al. in an aggregate amount not to exceed
               $21,000,000; or"

               (ii) By deleting Subsection 12(g)(xi) in  its
          entirety   and  substituting  the  following   two
          Subsections in lieu thereof:

                    "(xi)       indebtedness   not   in
               excess  of $150,000,000 in the  form  of
               either  a  financing  provided  by   the
               Maritime  Administration, United  States
               of  America ("MARAD") or,  a  public  or
               private  placement of a debt,  provided,
               that  in connection therewith (i)  there
               is  no principal amortization within the
               first  five (5) years of the closing  of
               such   financing,  (ii)  such  financing
               shall rate pari passu with the Revolving
               Commitment and (iii) providing that  the
               covenants and other obligations  of  any
               such   financing  shall   be   no   more
               restrictive   than  the  covenants   and
               agreements   contained  in  the   Credit
               Agreement ; or

                    (xii)        any    renewals     or
               extensions, but not increases, of any or all of the foregoing."

          (2) By the addition of a new Subsection 12(p) thereto as follows:

               "(p) Maximum Funded Debt. Borrower will not allow its ratio of Funded Debt to EBITDA to be exceed 2.75 to 1.0, as of the end of any fiscal quarter."

          (3) Subsection 12(n) of the Credit Agreement is hereby deleted in its entirety and the following inserted in lieu thereof:

                (n)  Sale  of Assets.  Neither Borrower  nor
          any Consolidated Subsidiary shall sell, transfer or otherwise dispose of any assets in excess of $5,000,000 in any fiscal year other than
          (i)  assets sold in the ordinary course  of  their
          respective businesses and (ii) sales of notes receivable or accounts receivable in amounts of up to $50,000,000 at any one time to facilitate contracts with deferred payments; provided, however, that each such sale of notes receivable or accounts receivable shall first be consented to by Agent after review of the provisions of any agreements with respect thereto, including but not limited to, the amount of the discount involved."

     7. Section 14 of the Credit Agreement is hereby amended by deleting Subsections (h) and (i) thereof and substituting the following in lieu thereof:

          "(h) Indemnification. Banks agree to indemnify the Agent, the Syndication Agent and the Documentation Agent, ratably according to their respective Revolving Commitments on a Pro Rata basis, from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any proper and reasonable kind or nature whatsoever which may be imposed on, incurred by or asserted against the Agent, the Syndication Agent or the Documentation Agent in any way relating to or arising out of the Loan Documents or any action taken or omitted by the Agent, the Syndication Agent or the Documentation Agent under the Loan Documents, provided that no Bank shall be liable for any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements resulting from the Agent's, the Syndication Agent's or the Documentation Agent's gross negligence or willful misconduct. Each Bank shall be entitled to be reimbursed by the Agent, the Syndication Agent or the Documentation Agent for any amount such Bank paid to either the Agent, the Syndication Agent or the Documentation Agent under this Section 14(h) to the extent either the Agent, the Syndication Agent or the Documentation Agent has been reimbursed for such payments by Borrower or any other Person. The parties intend for the provisions of this Section to apply to and protect the Agent, the Syndication Agent and the
     Documentation Agent from the consequences of any liability including strict liability imposed or threatened to be imposed on Agent, the Syndication Agent or the Documentation Agent as well as from the consequences of its own negligence, whether or not that negligence is the sole, contributing or concurring cause of any such liability.

          (i) Benefit of Section 14. The agreements contained in this Section 14 are solely for the benefit of the Agent, the Syndication Agent, the Documentation Agent and the Banks and are not for the benefit of, or to be relied upon by, Borrower, any affiliate of Borrower or any other person."

     8. Borrower agrees to pay to the Agent for the ratable benefit of the Banks in consideration for this Fifth Amendment to Restated Credit Agreement, an amendment fee equal to $625,000.00.

     9. This Fifth Amendment shall be effective as of the date first above written, but only upon satisfaction of the conditions precedent set forth hereinbelow (the "Fifth Amendment Effective
Date").

     10. The Banks hereby agree to waive the Event of Default that occurred pursuant to Section 13(j) of the Credit Agreement as a result of defaults under the CCC Credit Agreement prior to the date hereof. The waiver contained herein is a waiver specific to the provisions of Section 13(j) of the Credit Agreement and is not a waiver of any other provision nor is it a waiver of any other Default or Event of Default that may have occurred under the provisions of the Credit Agreement as amended.

     11. The obligation of the Banks hereunder shall be subject to the following conditions precedent:

          (1) Borrower's Execution and Delivery. Borrower and each Guarantor shall have executed and delivered to the Agent for the benefit of the Banks, this Fifth Amendment and other required documents, all in form and substance satisfactory to Agent;

          (2)  Legal Opinion.  The Agent shall have received from
     Borrower's legal counsel a favorable legal opinion in form and substance reasonably satisfactory to Agent and its counsel;

          (3) Corporate Resolutions. The Agent shall have received appropriate certified corporate resolutions of Borrower;

          (4) Good Standing. The Agent shall have received evidence of existence and good standing for Borrower;

          (5) Amendments to Articles of Incorporation and Bylaws. The Agent shall have received copies of all amendments to the Articles of Incorporation of Borrower and each Guarantor made since the Effective Date of the Credit Agreement, certified by the Secretary of State of the State or Country of its incorporation, and a copy of any amendments to the Bylaws of Borrower and each Guarantor, made since the Effective Date of the Credit Agreement, certified by Borrower and each Guarantor as being true, correct and complete;

          (6) Payment of Fees. The Agent shall have received payment in full of all fees due on the date of execution of this Fifth
     Amendment;

          (7) Representation and Warranties. The representations and warranties of Borrower and each Consolidated Subsidiary under this Fifth Amendment are true and correct in all material respects as of such date, as if then made (except to the extent that such representations and warranties related solely to an earlier date or the Majority Banks shall have consented to the contrary);

          (8) No Event of Default. No Event of Default shall have occurred and be continuing nor shall any event have occurred or failed to occur which, with the passage of time or service of notice, or both, would constitute an Event of Default;

          (9) Other Documents. Agent shall have received such other instruments and documents incidental and appropriate to the transaction provided for herein as Bank or its counsel may reasonably request, and all such documents shall be in form and substance reasonably satisfactory to the Agent; and

          (10) Legal Matters Satisfactory. All legal matters incident to the consummation of the transactions contemplated hereby shall be reasonably satisfactory to special counsel for Agent retained at the expense of Borrower.

     12. Except to the extent its provisions are specifically amended, modified or superseded by this Fifth Amendment, the representations, warranties and affirmative and negative covenants of the Borrower contained in the Credit Agreement are incorporated herein by reference for all purposes as if copied herein in full. The Borrower hereby restates and reaffirms each and every term and provision of the Credit Agreement, as amended, including, without limitation, all representations, warranties and affirmative and negative covenants. Except to the extent its provisions are specifically amended, modified or superseded by this Fifth Amendment, the Credit Agreement, as amended, and all terms and provisions thereof shall remain in full force and effect, and the same in all respects are confirmed and approved by the Borrower and the Banks.

     13. Unless otherwise defined herein, all defined terms used herein shall have the same meaning ascribed to such terms in the Credit Agreement.

     14. This Fifth Amendment may be executed in any number of identical separate counterparts, each of which for all purposes to be deemed an original, but all of which shall constitute, collectively, one Agreement.

     15. The Guarantors are executing this Fifth Amendment to both indicate their consent to the execution hereof by the Borrower and to reaffirm their obligations under their Guaranties.

     16.  WRITTEN CREDIT AGREEMENT.  THE CREDIT AGREEMENT, AS AMENDED
BY   THE  FIRST  AMENDMENT,  THE  SECOND  AMENDMENT,  THE   THIRD
AMENDMENT,   THE  FOURTH  AMENDMENT  AND  THIS  FIFTH  AMENDMENT,
REPRESENTS THE FINAL AGREEMENT BETWEEN AND AMONG THE PARTIES  AND
MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS  OR
SUBSEQUENT  ORAL  AGREEMENTS  OF  THE  PARTIES.   THERE  ARE   NO
UNWRITTEN ORAL AGREEMENTS BETWEEN AND AMONG THE PARTIES.

     IN  WITNESS  WHEREOF,  the parties have  caused  this  Fifth
Amendment to Restated Credit Agreement to be duly executed as of the date first above written.

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



                              By:
                              Name:
                              Title:

                              BANKS:

                              BANK ONE, LOUISIANA, NATIONAL
                              ASSOCIATION, a national banking association



                              By:
                                   Rose M. Miller, Vice President

                              ABN AMRO BANK N.V.



                              By:
                              Name:
                              Title:



                              By:
                              Name:
                              Title:

                              CREDIT LYONNAIS NEW YORK BRANCH



                              By:
                              Name:
                              Title:

                              THE FUJI BANK, LIMITED



                              By:
                              Name:
                              Title:

                              HIBERNIA NATIONAL BANK



                              By:
                              Name:
                              Title:

                              PARIBAS



                              By:
                              Name:
                              Title:



                              By:
                              Name:
                              Title:

                              WHITNEY NATIONAL BANK



                              By:
                              Name:
                              Title:

                              WELLS FARGO BANK NATIONAL
                              ASSOCIATION



                              By:
                              Name:
                              Title:

                              AGENT:

                              BANK ONE, LOUISIANA, NATIONAL
                              ASSOCIATION, a national banking association



                              By:
                                   Rose M. Miller, Vice President

                              SYNDICATION AGENT:

                              ABN AMRO BANK N.V.



                              By:
                              Name:
                              Title:



                              By:
                              Name:
                              Title:

                              DOCUMENTATION AGENT:

                              CREDIT LYONNAIS NEW YORK BRANCH



                              By:
                              Name:
                              Title:



                          EXHIBIT 21.1
                 Subsidiaries of the Registrant
                    (Global Industries, Ltd.)



                 NAME                       INCORPORATION
                 ----                       -------------
Global Divers and Contractors, Inc.          Louisiana
Global Pipelines PLUS, Inc.                  Louisiana
Pipelines, Incorporated                      Louisiana
Global Movible Offshore, Inc.                Louisiana
Pelican Transportation, Inc.                 Louisiana
The Red Adair Company, Inc.                  Louisiana
Global Industries Offshore, Inc.             Delaware
Global Offshore International, Ltd.          Cayman Islands
Global International Vessels, Inc.           Cayman Islands
Norman Offshore Pipelines, Inc.              Louisiana
Global Pipelines PLUS Nigeria, Ltd.          Nigeria
Global Offshore Pty., Ltd.                   Australia
Global Industries Asia Pacific Pte. Ltd.     Singapore
Yamado Enterprise, Sdn. Bhd.                 Brunei
PT Global Industries Asia-Pacific            Indonesia
Global Asia Pacific Industries Sdn. Bhd.     Malaysia
Subtec Asia, Ltd.                            Isle of Mann
Subtec Marine Services, Ltd.                 Cyprus
Subtec Laut Sdn. Bhd.                        Brunei
Subtec Offshore Support, Ltd.                Cyprus
Subtec Middle East, Ltd.                     Delaware
Subtec National Company, LLC                 United Arab Emirates
CCC  Fabricaciones y Construcciones,         Mexico
 S.A. de C.V. (1)


(1) CCC Fabricaciones y Construcciones, S.A. de C.V. is a 49% owned, unconsolidated subsidiary.
     All other subsidiaries are 100% owned.



                          EXHIBIT 23.1





INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement Nos. 33-58048, 33-89778 and 333-69949 of Global
Industries, Ltd. on Form S-8 of our report dated February 12, 1999 appearing in this Annual Report on Form 10-K of Global Industries, Ltd. for the nine months ended December 31, 1998.


DELOITTE & TOUCHE LLP

New Orleans, Louisiana
March 26, 1999