Form 10-Q
period 1999-03-31
GLOBAL INDUSTRIES LTD
filed 1999-05-17
CIK 895663

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15  (d)  OF
THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1999


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


              APPLICABLE ONLY TO CORPORATE ISSUERS:

    The number of shares of the Registrant's Common Stock outstanding as of April 30, 1999 was 90,820,219.






                     Global Industries, Ltd.
                        Index - Form 10-Q


                             Part I

Item 1.  Financial Statements - Unaudited
          Independent Accountants' Report                           3
          Consolidated Statements of Operations                     4
          Consolidated Balance Sheets                               5
          Consolidated Statements of Cash Flows                     6
          Notes to Consolidated Financial Statements                7

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                      10

Item 3.   Quantitative and Qualitative Disclosures about Market
           Risk                                                    18

                             Part II

Item 1.   Legal Proceedings                                        19

Item 6.   Exhibits and Reports on Form 8-K                         19

          Signature                                                20





                PART I  -  FINANCIAL INFORMATION


Item 1.   Financial Statements.


INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Shareholders of Global Industries, Ltd.

We have reviewed the condensed consolidated financial statements of Global Industries, Ltd. and subsidiaries, as listed in the accompanying index, as of March 31, 1999 and for the three-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Global Industries, Ltd. and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity, cash flows, and comprehensive income for the nine months then ended (not presented herein); and in our report dated February 12, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

May 5, 1999
New Orleans, Louisiana


                     Global Industries, Ltd.
              CONSOLIDATED STATEMENTS OF OPERATIONS
          (Dollars in thousands, except per share data)
                           (Unaudited)

                                      Quarter Ended  March 31,
                                      -------------------------
                                           1999         1998
                                      -----------   -----------
Revenues                               $  79,292     $  87,518

Cost of Revenues                          69,538        63,775
                                      -----------   -----------
Gross Profit                               9,754        23,743

Equity in Net Earnings (Loss) of
  Unconsolidated Affiliate                (2,000)         (800)
Selling, General and Administrative
  Expenses                                 5,730         5,585
                                      -----------   -----------
Operating Income                           2,024        17,358
                                      -----------   -----------
Other Income (Expense):
 Interest Expense                         (2,989)         (786)
 Other                                     1,281           402
                                      -----------   -----------
                                          (1,708)         (384)
                                      -----------   -----------
Income Before Income Taxes                   316        16,974

Provision for Income Taxes                   118         5,992
                                      -----------   -----------
Net Income                             $     198     $  10,982
                                      ===========   ===========
Weighted Average Common Shares
  Outstanding
 Basic                                 90,723,000    91,475,000
 Diluted                               92,037,000    94,042,000

Net Income Per Share
 Basic                                   $   0.00      $   0.12
 Diluted                                 $   0.00      $   0.12




         See Notes to Consolidated Financial Statements.


                     Global Industries, Ltd.
                   CONSOLIDATED BALANCE SHEETS
                     (Dollars in thousands)
                           (Unaudited)
                                        March 31,    December 31,
                                          1999           1998
                                      -----------   -------------
ASSETS
Current Assets:
 Cash                                  $  10,969        $ 25,368
 Escrowed funds                            1,499           2,447
 Receivables                             100,076         107,992
 Advances to and receivables from
  unconsolidated affiliate                14,886           8,190
 Prepaid expenses and other               10,375           9,874
                                      -----------   -------------
  Total current assets                   137,805         153,871
                                      -----------   -------------
Escrowed Funds                             7,695           9,143
                                      -----------   -------------
Property and Equipment, net              532,108         535,386
                                      -----------   -------------
Other Assets:
 Deferred charges, net                    20,379          18,467
 Investment in and advances to
  unconsolidated affiliate                 8,655          10,655
 Other                                     3,378           3,349
                                      -----------   -------------
  Total other assets                      32,412          32,471
                                      -----------   -------------
    Total                               $710,020        $730,871
                                      ===========   =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Current maturities of long-term debt
  and short-term debt                   $  3,747        $  2,190
 Accounts payable                         38,582          53,005
 Employee-related liabilities              8,780           8,086
 Other accrued liabilities                 9,031          11,953
                                       ----------   -------------
  Total current liabilities               60,140          75,234
                                       ----------   -------------
Long-Term Debt                           202,747         208,607
                                       ----------   -------------
Deferred Income Taxes                     51,169          49,502
                                       ----------   -------------
Commitments and Contingencies

Shareholders' Equity:
 Preferred stock                              --              --
 Common stock, 92,194,309 and
  92,110,929 shares issued,
  respectively                               921             921
 Additional paid-in capital              213,828         213,518
 Treasury stock at cost, 1,429,500
  shares                                 (15,012)        (15,012)
 Accumulated other comprehensive
  income                                 (10,227)         (8,155)
 Retained earnings                       206,454         206,256
                                       -----------   -------------
  Total shareholders' equity             395,964         397,528
                                       -----------   -------------
    Total                               $710,020        $730,871
                                       ===========   =============
         See Notes to Consolidated Financial Statements.


                     Global Industries, Ltd.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)
                           (Unaudited)
                                          Quarter Ended March 31,
                                         ------------------------
                                             1999          1998
                                         ---------     ----------
Cash Flows From Operating Activities:
Net income                               $    198       $ 10,982
Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
   Depreciation and amortization            12,655         7,635
   Deferred income taxes                     1,700         6,872
   Equity in net (earnings) loss of
    unconsolidated affiliate                 2,000           800
   Other                                       868        (1,154)
   Changes in operating assets and
    liabilities:
     Receivables                             6,747         3,758
     Receivables from unconsolidated
      affiliate                               (696)           --
     Prepaid expenses and other               (548)         (320)
     Accounts payable and accrued
      liabilities                          (16,196)      (13,487)
                                          ---------     ---------
       Net cash provided by (used in)
        operating activities                 6,728        15,086
                                          ---------     ---------
Cash Flows From Investing Activities:
Additions to property and equipment         (9,203)      (27,936)
Escrowed funds                               2,396            19
Additions to deferred charges               (3,903)       (5,786)
Net (advances to) repayment of advances
 to unconsolidated affiliate                (6,000)          888
Other                                         (114)         (496)
                                          ---------     ---------
     Net cash (used in) investing
      activities                           (16,824)      (33,311)
                                          ---------     ---------
Cash Flows From Financing Activities:
Proceeds from sale of common stock             130           488
Net proceeds (repayment) of short-term
 debt                                        1,612            --
Net proceeds (repayment) of long-term
 debt                                       (5,915)        9,104
                                          ---------     ---------
     Net cash provided by (used in)
      financing activities                  (4,173)        9,592
                                          ---------     ---------
Effect of Exchange Rate Changes on Cash       (130)          211

Cash:
Increase (Decrease)                        (14,399)       (8,422)
Beginning of period                         25,368        27,115
                                          ---------     ---------
End of period                             $ 10,969      $ 18,693
                                          =========     =========
         See Notes to Consolidated Financial Statements.





                     Global Industries, Ltd.
     Notes To Consolidated Financial Statements (Unaudited)


1. Basis of Presentation - The accompanying unaudited consolidated financial statements include the accounts of Global Industries,
Ltd.  and  its  wholly owned subsidiaries (the  "Company").   The
Company also has a 49% ownership interest in CCC Fabricaciones y Construcciones, S.A. de C.V. ("CCC"), which is accounted for by the equity method. Effective December 31, 1998, the Company changed its fiscal year-end from March 31 to December 31 of each year.

In the opinion of management of the Company, all adjustments (such adjustments consisting only of a normal recurring nature) necessary for a fair presentation of the operating results for the interim periods presented have been included in the unaudited consolidated financial statements. Operating results for the period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto included in the Company's Transition Report on Form 10-K for the nine months ended December 31, 1998.

The financial statements required by Rule 10-01 of Regulation S-X have been reviewed by independent public accountants as stated in their report included herein.

2. Recent Accounting Pronouncement - In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires, among other things, that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those
instruments  at  fair  value.   The Company  has  considered  the
implications of SFAS 133 and does not believe that the adoption of this new accounting standard will have a material effect on its consolidated financial statements.

3. Change in Accounting Estimate - Effective April 1, 1998, the Company changed its estimate of the useful lives of certain marine barges that are depreciated on the units-of-production method. The Company increased total estimated operating days for such barges to better reflect the estimated periods during which the assets will remain in service. The change had the effect of reducing depreciation expense by $1.2 million and increasing net income by $0.7 million ($0.01 for both diluted and basic share) for the three months ended March 31, 1999.

4. Financing Arrangements - During March 1999, the Company amended the terms of its existing credit agreement with a syndicate of commercial banks to, among other things, remove a provision that reduced the amount available by borrowings outstanding under a separate credit agreement between the banks and CCC.

5. Basic and Diluted Net Income Per Share - The difference in the number of weighted average shares outstanding for basic and diluted net income per share is attributable to the incremental shares related to dilutive outstanding options to purchase common stock and non-vested restricted stock awards.

6. Commitments and Contingencies - The Company is a party to legal proceedings and potential claims arising in the ordinary course
of  business.   Management does not believe  these  matters  will
materially   effect   the   Company's   consolidated    financial
statements.

During  August  1998,  the  Board  of  Directors  authorized  the expenditure  of  up to $30.0 million to purchase  shares  of  the
Company's outstanding common stock. No limit was placed on the duration of the purchase program. No shares were purchased during the quarter ended March 31, 1999. The Company has purchased 1,429,500 shares since the authorization at a total cost of $15.0 million.

The Company has guaranteed certain indebtedness and commitments of CCC approximating $20 million at March 31, 1999. The Company has also given a contingent guarantee to a financial institution whereby the guarantee becomes effective if certain vessel contracts of CCC are canceled or not renewed. The principal amount subject to the contingent guaranty at March 31, 1999 was approximately $13 million. The Company has also given performance and currency guarantees to banks for CCC debt approximating $14 million at March 31, 1999 related to project financings. Under the terms of the performance and currency guarantees, the banks may enforce the guarantees (i) if the customer does not pay CCC because neither CCC nor the guarantors performed the contracts that define the projects or (ii) if, after converting contract payments from Mexican Pesos to United States Dollars, funds from the project are insufficient to pay the sums due.

In the normal course of its business activities, the Company provides letters of credit to secure the performance and/or payment of obligations, including the payment of worker's compensation obligations. Additionally, the Company has issued a letter of credit as collateral for $28.0 million of Port Improvement Revenue Bonds. At March 31, 1999, outstanding letters of credit and bonds approximated $38.3 million. Also in the normal course of its business activities, the Company provides guarantees and performance, bid, and payment bonds pursuant to agreements or obtaining such agreements to perform construction services. Some of these financial instruments are secured by parent guarantees. The aggregate of these guarantees and bonds at March 31, 1999 was $5.1 million.

The   Company  estimates  that  the  cost  to  complete   capital
expenditure  projects in progress at March 31, 1999  approximates
$12 million.

7. Investment in and Advances to Unconsolidated Affiliate - In March 1999, Global and its partner restructured their joint venture in Mexico, CCC. Under the restructuring, its partner, through the
assumption  of  CCC  debt,  contributed  additional  capital   of
approximately  $16.5  million  to  CCC.   Global,   through   the
forgiveness of advances and receivables due from CCC, contributed additional capital of approximately $15.8 million to CCC. During the quarter ended March 31, 1999, Global gave a $6.0 million interest bearing short-term advance to CCC.

8. Industry Segment Information - The Company operates primarily in
the  offshore  oil and gas construction industry.   However,  the
Company  has  used  a  combination of  factors  to  identify  its
reportable  segments  as  required  by  Statement  of   Financial
Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The overriding determination of the Company's segments is based on how the chief operating decision-maker of the Company evaluates the Company's results of operations. The underlying factors include types of service  and  types  of  assets used to  perform  such  services,
operational   management,   physical   locations,    degree    of
integration,  and  underlying  economic  characteristics  of  the
various  types  of work the Company performs.   The  Company  has
identified  eight  segments of which six  meet  the  quantitative
thresholds   as  required  by  SFAS  131  for  disclosure.    The
reportable segments are Gulf of Mexico Offshore Construction, Gulf of Mexico Diving, Gulf of Mexico Marine Support, West Africa
Construction,  Asia  Pacific  Construction,  and  Latin   America
Construction.   Operating  segments  that  did   not   meet   the
quantitative thresholds for disclosure include the Company's Middle East Construction and Gulf of Mexico ROV/other offshore construction services.

Gulf of Mexico Offshore Construction is principally related services performed using the Company's construction barges in the Gulf of Mexico, including pipelay and derrick services. Gulf of Mexico Diving is all diving services including those performed using dive support vessels. Gulf of Mexico Marine Support includes services performed using the Company's SWATH vessel, Pioneer, liftboat services, crewboat services, and transportation services. West Africa Construction is principally related services performed using construction barges offshore West Africa. Asia Pacific Construction includes a broad range of offshore construction services, including pipelay and derrick, diving, offshore support vessels, and ROV services. Latin America Construction is primarily services and equipment provided to CCC and the 49% equity in CCC's results. Many of the Company's services are integrated, and thus, are performed for other of the Company's segments, typically at rates charged to external customers.

The following tables present information about the profit or loss of each of the Company's reportable segments for the quarters ended March 31, 1999 and 1998. The information contains certain allocations of corporate expenses that the Company deems reasonable and appropriate for the evaluation of results of operations.

                     Gulf of Mexico
              -----------------------------
              Offshore              Marine    West    Asia      Latin
              Construction  Diving  Support   Africa  Pacific   America
              ------------  ------- -------  -------  -------  --------
                                (in thousands)
                         Quarter Ended March 31, 1999
Revenues from
 external
 customers     $21,953     $   903   $ 3,883  $29,516  $20,290  $ 1,161
Intersegment
 revenues          383       2,950     1,200       --       --       --
Income (loss)
 before income
  tax              310      (1,587)   (1,103)   7,682      349   (2,569)
                         Quarter Ended March 31, 1998
Revenues from
 external
 customers     $40,688     $ 5,353   $ 9,925  $15,935  $ 5,002  $ 2,725
Intersegment
 revenues          116      10,645     2,579       --       --       --
Income (loss)
 before income
 tax                47       5,597     4,153    6,174      581     (388)

The following table reconciles the reportable segments' revenues and profit or loss presented above, to the Company's consolidated totals.

                                   Quarter Ended March 31,
                                   -------------------------
                                       1999         1998
                                   -----------  ------------
                                         (in thousands)
Revenues
    Total for reportable
     segments                       $ 82,239      $ 92,968
    Total for other segments           1,596         8,050
    Elimination of intersegment
     revenues                         (4,543)      (13,500)
                                   ------------   -----------
      Total consolidated
       revenues                      $ 79,292     $ 87,518
                                   ============   ===========
Income (loss) before income
 tax
    Total for reportable segments    $  3,082     $ 16,164
    Total for other segments           (3,130)         114
    Unallocated corporate income          364          696
                                   ------------   -----------
      Total consolidated
       income before tax             $    316     $ 16,974
                                   ===========   ============

9. Comprehensive Income - The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income"
("SFAS  130"),  effective April 1, 1998.   SFAS  130  establishes
standards for reporting and display of comprehensive income and its major components. Comprehensive income includes net income and other comprehensive income (loss) which, in the case of the Company, currently includes only foreign currency translation adjustments.

Following  is  a  summary of the Company's  comprehensive  income
(loss) for the three months ended March 31, 1999 and 1998 (in thousands):

                                   Quarter Ended March 31,
                                   -----------------------
                                      1999         1998
                                   ----------  -----------

Net income                           $    198    $  10,982
Other comprehensive income (loss):
   Foreign  currency translation
    adjustments                        (2,072)         150
                                   -----------  ----------
Comprehensive income (loss)            (1,874)      11,132
                                   ===========  ==========

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

The following discussion should be read in conjunction with the Company's unaudited consolidated financial statements for the periods ended March 31, 1999 and 1998, included elsewhere in this report and the Company's audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Transition Report on Form 10-K for the nine months ended December 31, 1998.

As a result of the prolonged worldwide oil price weakness that began in mid-1997, the Company continued to experience an overall decline in the demand for its services and increased competition for available projects in the quarter ended March 31, 1999, particularly when compared to the quarter ended March 31, 1998, as oil and gas companies reduced their capital expenditures. The increased competition, which resulted from the lower oil price conditions, the greater contribution from Asia Pacific, which historically has had lower margins, and increased interest expense as a result of the Company's higher debt levels have resulted in overall lower net income for the quarter. Although there has been recent improvement in oil and gas pricing, the Company does not expect significant improvement in its industry until after the current year. See "Industry Outlook" below.

Results of Operations

The following table sets forth, for the periods indicated, the Company's statements of operations expressed as a percentage of revenues.

                                     Quarter Ended March 31,
                                        1999         1998
                                     ----------  -----------
Revenues                               100.0%        100.0%
Cost of revenues                       (87.7)        (72.9)
                                     ----------  -----------
Gross profit                            12.3          27.1
Equity in net earnings (loss) of
 unconsolidated affiliate               (2.5)         (0.9)
Selling, general and administrative
 expenses                               (7.2)         (6.4)
                                     ----------  -----------
Operating income                         2.6          19.8
Interest expense                        (3.8)         (0.9)
Other income (expense), net              1.6           0.5
                                     ----------  -----------
Income before income taxes               0.4          19.4
Provision for income taxes              (0.2)         (6.9)
                                     ----------  -----------
Net income                               0.2          12.5
                                     ==========  ===========
Quarter Ended March 31, 1999 Compared to Quarter Ended March  31,
1998

Revenues. Revenues for the quarter ended March 31, 1999 of $79.3 million were 9% lower than revenues for the quarter ended March 31, 1998 of $87.5 million. The decrease in revenues resulted largely from decreased activity in certain areas including Gulf of Mexico and Latin America, and was partially offset by increased West Africa and Asia Pacific activity and revenues. The decrease is also attributable to lower pricing for the Company's services resulting from declining demand and increased competition for available projects.

Gross Profit. For the quarter ended March 31, 1999, the Company had gross profit of $9.8 million compared with $23.7 million for the quarter ended March 31, 1998. The 59% decrease was largely the result of decreased activity in certain areas including Gulf of Mexico and Latin America, and was partially offset by increased West Africa and Asia Pacific activity. Lower pricing for the Company's services further contributed to the decrease. As a percentage of revenues, gross profit for the quarter ended March 31, 1999 was 12% compared to the gross profit percentage earned for the quarter ended March 31, 1998 of 27%. Gross profit as a percent of revenues was lower in all areas as a result of pricing pressures and an increase in the percentage of lower margin international work.

Selling, General, and Administrative Expenses. For the quarter ended March 31, 1999, selling, general, and administrative expenses of $5.7 million were slightly higher than the $5.6 million reported during the quarter ended March 31, 1998. As a percentage of revenues, they increased to 7.2% during the quarter ended March 31, 1999, compared to 6.4% during the quarter ended March 31, 1998 principally as a result of the decline in revenues.

Depreciation and Amortization. Depreciation and amortization, including amortization of drydocking costs, for the quarter ended March 31, 1999 was $12.7 million compared to the $7.6 million recorded in the quarter ended March 31, 1998. The 66% increase was principally attributable to the employment of barges during the quarter ended March 31, 1999 that were not employed during the quarter ended March 31, 1998, including the upgraded Hercules in the Gulf of Mexico and the Seminole and DLB 264 in Asia Pacific. Each of those barges are depreciated on a units-of-production basis. Higher amounts of drydock amortization also contributed to the increase. Lower employment of other vessels that are also depreciated on a units-of-production basis partially offset the increase.

Effective April 1, 1998, the Company changed its estimate of the useful lives of certain marine barges that are depreciated on the units-of-production method. The Company increased total estimated operating days for such barges to better reflect the estimated periods during which the assets will remain in service. For the quarter ended March 31, 1999, the change had the effect of reducing depreciation expense by $1.0 million and increasing net income by $0.6 million ($0.01 for both basic and diluted share).

Interest Expense. Interest expense was $3.0 million net of capitalized interest for the quarter ended March 31, 1999, compared to $0.8 million for the quarter ended March 31, 1998 principally due to higher average long-term debt outstanding.

Net  Income.    Net income for the quarter ended March  31,  1999
declined 98% to $0.2 million as compared to $11.0 million recorded for the quarter ended March 31, 1998. Included in net income for the quarter ended March 31, 1999 is a $2.0 million loss associated with the Company's 49% ownership interest in CCC. The loss associated with the CCC ownership for the quarter ended March 31, 1998 was $0.8 million. The increase in CCC's loss was attributable to unabsorbed operating expenses and adjustments to prior period provisions. The Company's effective tax rate for the quarter ended March 31, 1999 was 37%, compared to 35% for the quarter ended March 31, 1998.

Segment Information. The Company has identified six reportable segments as required by SFAS 131. The following discusses the results of operations for each of those reportable segments.

Gulf of Mexico Offshore Construction - Overall decreased demand for offshore construction services in the Gulf of Mexico and resulting pricing decreases caused this segment's gross revenues to decline 45% to $22.3 million (including $0.4 million intersegment revenues) for the quarter ended March 31, 1999 compared to $40.8 million (including $0.1 million intersegment revenues) for the quarter ended March 31, 1998. Despite the lower revenues, income before income taxes improved slightly to $0.3 million during the quarter ended March 31, 1999 compared to less than $0.1 million for the quarter ended March 31, 1998. The Hercules, which worked during the quarter ended March 31, 1999 and was out of service during the quarter ended March 31, 1998, helped partially offset the decline in revenues and contributed to profits.

Gulf of Mexico Diving - Revenues and income before income taxes from diving-related services in the Gulf of Mexico declined due to decreased demand from outside customers and the Company's Gulf of Mexico Offshore Construction Segment. Gross revenues for the quarter ended March 31, 1999 declined 76% to $3.9 million (including $3.0 million intersegment revenues) compared to $16.0 million (including $10.6 million intersegment revenues) for the same period ended March 31, 1998. The overall lower activity levels and resulting lower prices caused income before income taxes to decline from $5.6 million for the quarter ended March 31, 1998, to a loss of $1.6 million during the quarter ended March 31, 1999.

Gulf of Mexico Marine Support - Decreased demand and resulting pricing decreases also affected the Gulf of Mexico Marine Support services. Gross revenues from Gulf of Mexico Marine Support services declined 59% to $5.1 million (including $1.2 million intersegment revenues) for the quarter ended March 31, 1999, compared to $12.5 million (including $2.6 million intersegment revenues) for the same period ended March 31, 1998. Income before income taxes also declined from $4.2 million for the quarter ended March 31, 1999 to a loss of $1.1 million during the quarter ended March 31, 1999.

West Africa Construction - The West Africa Construction market continued its recovery from a down cycle in 1997. For the quarter ended March 31, 1999, gross revenues increased 85% to $29.5 million compared to $15.9 million for the quarter ended March 31, 1998. Income before income taxes increased to $7.7 million during the quarter ended March 31, 1999 compared to $6.2 million for the quarter ended March 31, 1998.

Asia Pacific Construction - Asia Pacific Construction results benefited from the acquisition and placement of construction barges in that region. For the quarter ended March 31, 1999, gross revenues increased 306% to $20.3 million compared to $5.0 million for the quarter ended March 31, 1998. However, income before income taxes declined to $0.3 million during the quarter ended March 31, 1999 compared to $0.6 million for the quarter ended March 31, 1998. The decline in profits was attributable to lower pricing for offshore construction services and decreased demand for other offshore diving and support services.

Latin  America  Construction - For the quarter  ended  March  31,
1999, revenue from services and equipment provided to CCC decreased 57% to $1.2 million compared to $2.7 million for the quarter ended March 31, 1998. The decrease was attributable to CCC's decline in offshore construction activity. Income before income taxes and equity in CCC losses decreased from $0.4 million during the quarter ended March 31, 1998 to a $0.6 million loss during the quarter ended March 31, 1999. Equity in CCC losses were $2.0 million for the quarter ended March 31, 1999 and $0.8 for the quarter ended March 31, 1998. The increase in CCC's loss was attributable to unabsorbed operating expenses and adjustments to prior period provisions.

Liquidity and Capital Resources

The Company's operations generated net cash flow of $6.7 million during the quarter ended March 31, 1999. During the quarter, the Company used available cash to reduce its debt by $4.3 million and fund investing activities of $16.8 million. Investing activities consisted principally of (i) capital expenditures,
(ii) dry-docking costs, (iii) the release from escrow of Lake Charles Harbor and Terminal District Port Improvement Revenue Bonds proceeds, and (iv) advances to CCC. Working capital decreased $0.9 million during the quarter ended March 31, 1999 from $78.6 million at December 31, 1998 to $77.7 million at March 31, 1999.

Capital expenditures during the quarter ended March 31, 1999 aggregated $9.2 million, including $1.9 million for continued conversion and upgrade of the Hercules, $2.7 million for continued construction of the Carlyss, Louisiana, deepwater support facility and pipebase, and $3.7 million for the construction of a shorebase facility in Batam, Indonesia.

The Company estimates that the cost to complete capital expenditure projects in progress at March 31, 1999, will be approximately $12 million all of which is expected to be incurred during the next twelve months. The scheduled completion of the addition of reel pipelay capability to the Hercules is during the first quarter of the year ending December 31, 2000. The estimated remaining costs to complete the Hercules upgrades are approximately $3 million.

The Company is constructing a deepwater support facility and pipebase near Carlyss, Louisiana. The Company plans to replace its existing facilities in Houma and Amelia, Louisiana with the Carlyss Facility. Estimated completion is in the third quarter of the year ending December 31, 1999 at a total cost of approximately $37 million, including approximately $32.1 million incurred through March 31, 1999. Tax exempt revenue bonds issued by the Lake Charles Harbor and Terminal District financed approximately $28 million of the construction. The bonds bear interest at a variable rate, which was 3.1% at March 31, 1999, and mature on November 1, 2027.

In the normal course of business, the Company is in the initial phase of replacing its accounting and procurement systems and has established a target date in the fourth quarter 1999 for its installations at all locations. While the Company's growth is driving the Company's efforts to replace its accounting and procurement systems, the Company does expect the implementation of the new accounting and procurement system to mitigate any potential Year 2000 issues related to the existing accounting and procurement systems. The Company expects the corporate-wide accounting and procurement system replacement to cost approximately $3 million.

In August 1998, the Board of Directors authorized the expenditure of up to $30.0 million to purchase shares of the Company's outstanding common stock. The Board of Directors placed no limit on the duration of the program. No shares were purchased during the quarter ended March 31, 1999.

Long-term debt outstanding at March 31, 1999, (including current maturities), includes $38.6 million of Title XI bonds, the $28.0 million of Lake Charles Harbor and Terminal District bonds, and $139.1 million drawn against the Company's revolving line of credit.

The Company's Title XI bonds mature in 2003, 2005, 2020, and 2022. The bonds carry interest rates of 9.15%, 8.75%, 8.30% and 7.25% per annum, respectively, and require aggregate semi-annual payments of $0.9 million, plus interest. The agreements pursuant to which the Title XI bonds were issued contain certain covenants, including the maintenance of minimum working capital and net worth requirements. If not met, additional covenants result that restrict the operations of the Company and its ability to pay cash dividends. At March 31, 1999 the Company was in compliance with these covenants.

The Company maintains a $250.0 million revolving line of credit under a loan agreement ("Restated Credit Agreement") with a syndicate of commercial banks. The revolving credit facility reduces to $150.0 million on July 1, 2000, and to $100.0 million on July 1, 2001. Borrowings under the facility bear interest at fluctuating rates, are payable on June 30, 2002, and have subsidiary guarantees and stock pledges as collateral. The amount of available credit decreases by borrowings outstanding ($139.1 million at March 31, 1999), and outstanding letters of credit issued under the Restated Credit Agreement ($39.3 million at March 31, 1999). Effective March 30, 1999, an amendment to the Restated Credit Agreement, among other things, removed a provision that reduced the amount available by borrowings outstanding under a separate credit agreement between the banks and CCC. For continuing access to the revolving line of credit, the Company must remain in compliance with the covenants of the Restated Credit Agreement, including covenants relating to the maintenance of certain financial ratios. At March 31, 1999 the Company was in compliance with these covenants. Additionally, the Restated Credit Agreement contains cross-default provisions that specify that default by CCC under a separate loan agreement constitutes default under the Company's Restated Credit Agreement.

The Company also has short-term credit facilities at its foreign locations that aggregate $2.8 million and are secured by parent company guarantees. Additionally, in the normal course of business, the Company provides guarantees and performance, bid, and payment bonds pursuant to agreements, or in connection with bidding to obtain such agreements, to perform construction services. Some of these guarantees are secured by parent guarantees. The aggregate of these guarantees and bonds at March 31, 1999 was $5.1 million.

The Company has guaranteed certain indebtedness and commitments of CCC approximating $20 million at March 31, 1999. The Company has given a contingent guarantee to a financial institution whereby the guarantee becomes effective if certain vessel contracts of CCC are canceled or not renewed. The principal amount subject to the contingent guaranty at March 31, 1999 approximated $13 million. The Company has also given performance and currency guarantees to banks for CCC debt totaling $14 million at March 31, 1999, related to project financings. Under the terms of the performance and currency guarantees, the banks may enforce the guarantees (i) if the customer does not pay CCC because neither CCC nor the guarantors performed the contracts that define the projects or (ii) if, after converting contract payments from Mexican Pesos to United States Dollars, funds from the project are insufficient to pay the sums due.

In March 1999, Global and its partner restructured their joint venture in Mexico, CCC. Under the restructuring, its partner, through the assumption of CCC debt, contributed additional capital of approximately $16.5 million to CCC. Global, through the forgiveness of advances and receivables due from CCC, contributed additional capital of approximately $15.8 million to CCC. Among other provisions of the restructuring, CCC will also dispose of its industrial construction division. CCC's primary business is offshore marine construction and marine fabrication. Global has a 49% ownership interest in CCC and charters vessels and other equipment to CCC.

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

The total employment costs, equipment and material relocation costs, and costs to close the replaced facilities expended during the quarter ended March 31, 1999 were $0.6 million of which $0.3 million had been provided for in the results of operations during the nine months ended December 31, 1998. The Company expects to expend $3.5 million for facility relocation costs during the remainder of the year ending December 31, 1999 of which $0.4 million were also provided for in the results of operations during the nine months ended December 31, 1998.

Industry Outlook

Recent improvements in oil and gas prices have given the Company cautious optimism regarding the economics of its industry. However, most oil and gas companies based their 1999 capital expenditure budgets on lower oil and gas prices. Thus, the Company expects that any appreciable benefit from higher oil and gas prices is unlikely to occur until the third and fourth quarters of 1999 with the most significant impact occurring in 2000, and then, only if current commodity pricing holds or improves. The Company expects revenues and margins for 1999 to be lower than in 1998. The Company also expects the current competitive environment to continue for the remainder of the year, which will cause the Company to continue to adjust its pricing to bid competitively for available projects, and which could result in the Company's results of operations for the current year being materially lower than the results for last year.

Ultimately, the Company feels that eventual economic recovery of developing nations, which will spur demand growth, and depletion of petroleum reserves currently in production will result in sustained favorable prices for petroleum resources. However, the Company cannot predict when such sustained recovery might occur.

The Company projects that considering the industry expectations, its capital expenditures in 1999 will be smaller than recent fiscal periods. However, the Company is committed to completing the conversion of the Hercules, the construction of the Carlyss, Louisiana, deepwater support facility and pipebase, and the construction of a shorebase facility in Batam, Indonesia. Also, as the Company has historically done, it will continue to evaluate the merits of any opportunities that may arise for acquisitions of equipment or businesses.

Recent Accounting Pronouncement

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

The   Company   makes   use  of  computers  in   its   gathering,
manipulating, calculating, and reporting of accounting, financial, administrative, and management information. We also rely on computers to undertake certain operational procedures and to more efficiently produce documents and financial instruments. Additionally, the Company uses computers as a communication tool for its employees to communicate among themselves and with other persons outside the organization. Finally, certain of the Company's equipment (including the dynamic positioning systems on certain of the Company's vessels) makes use of embedded computer technology.

Readiness - The Company has prepared a Year 2000 Project Plan (the "Y2K Plan") to identify and assess its risks associated with Year 2000 issues and to take reasonable steps to prevent Global's critical functions from being impaired. Global is currently implementing its Y2K Plan, which will be modified as events require. Under the plan, the Company continues to (i) assess its critical information and computing systems and (ii) inventory its systems using embedded technology, including our fleet of offshore vessels and related systems; assess the effects of Year 2000 problems on the critical functions of Global's business units; remedy systems, software and embedded chips in an effort to avoid material disruptions or other material adverse effects on critical functions, processes and systems; verify and test the critical systems to which remediation efforts have been applied; and attempt to mitigate those critical aspects of the Year 2000 problem that are not remediated by January 1, 2000, including the development of contingency plans to cope with the mission critical consequences of Year 2000 problems that have not been identified or remediated by that date. Implementation of our Y2K Plan is supervised by a Vice President and the Company has contracted with firms specializing in the assessment and remediation of embedded technology for additional assistance. As a result of the assessments, non-compliant embedded technology has been found on certain of the Company's vessels. The Company plans to complete the identification and remediation of mission critical systems that require modification or replacement by mid-1999.

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

Costs - Total amounts spent to date on Year 2000 awareness, inventory, assessment, analysis, conversion, testing or contingency planning efforts were approximately $125,000.
Additional costs to carry out the Y2K Plan, including implementation of Year 2000 contingency plan, based on assessments to date, are not expected to be material to the Company's financial condition. Although management believes that its estimates are reasonable, there can be no assurance that the actual costs of implementing the Y2K Plan will not differ materially from the estimated costs or that Global will not be materially adversely affected by Year 2000 issues. Moreover, the estimated costs of implementing the Y2K Plan do not take into account the costs, if any, that might be incurred as a result of Year 2000-related failures that occur despite Global's implementation of the Y2K Plan.

Worst Case Scenario - The Securities and Exchange Commission requires that public companies forecast the most reasonably likely worst case Year 2000 scenario. In doing so, Global is assuming that the Company's Y2K Plan will not be effective.
Analysis of the most reasonably likely worst case Year 2000 scenarios Global may face leads to contemplation of the following possibilities which, though unlikely in some or many cases, must be included in any consideration of worst cases: widespread failure of electrical, gas, and similar supplies by utilities serving Global domestically and internationally; widespread disruption of the services of communications common carriers domestically and internationally; similar disruption to means and modes of transportation for Global and its employees, contractors, suppliers, and customers; significant disruption to Global's ability to gain access to, and remain working in, office buildings and other facilities; the failure of substantial numbers of Global's critical information (computer) hardware and software systems; and the failure, domestically and internationally, of Outside Systems, the effects of which would have a cumulative material adverse impact on Global's critical systems. Among other things, Global could face substantial claims by customers or loss of revenues due to inability to fulfill contractual obligations, inability to account for certain revenues or obligations or to bill customers accurately and on a timely basis, and increased expenses associated with litigation, stabilization of operations following critical failures, and the execution of contingency plans. Global could also experience an inability by customers to pay, on a timely basis or at all, obligations owed to Global. Under these circumstances, the adverse effect on Global, and the diminution of Global's revenues, would be material, although not quantifiable at this time.

Summary - Global has a plan to deal with the Year 2000 challenge and believes that it will be able to achieve substantial Year 2000 readiness with respect to the mission critical systems that it controls. However, from a forward-looking perspective, the extent and magnitude of the Year 2000 problem as it will affect Global, both before and for some period after January 1, 2000, are difficult to predict or quantify for a number of reasons. Among these are: the difficulty of locating "embedded" chips that may be in a great variety of mission critical systems; the difficulty of inventorying, assessing, remediating, verifying and testing Outside Systems; the difficulty in locating all mission critical software (computer code) internal to Global that is not Year 2000 compatible; and the unavailability of certain necessary internal or external resources, including but not limited to trained hardware and software engineers, technicians, and other personnel to perform adequate remediation, verification and testing of mission critical Global systems or Outside Systems. Accordingly, there can be no assurance that all of Global's Systems and all Outside Systems will be adequately remediated so that they are Year 2000 ready by January 1, 2000, or by some earlier date, so as not to create a material disruption to Global's business. If despite Global's efforts, there are mission critical Year 2000-related failures that create substantial disruptions to our business, the adverse impact on Global's business could be material. Additionally, Year 2000 costs are difficult to estimate accurately because of unanticipated vendor delays, technical difficulties, the impact of tests of Outside Systems and similar events.

Item 3.   Quantitative and Qualitative Disclosures about Market
Risk

During the quarter ended March 31, 1999, the Company did not enter into any transactions involving financial derivative instruments. Quantitative and qualitative disclosures about market risk are in Item 7A of the Company's 10K for the transition period ended December 31, 1998.


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

                              GLOBAL INDUSTRIES, LTD.

                              By:  /s/ PETER S. ATKINSON

                              ___________________________________
                                      Peter S. Atkinson
                              Vice President, Chief Financial Officer
                         (Principal Financial and Accounting Officer)

May 14, 1999
                                                     EXHIBIT 15.1









May 12, 1999

Global Industries, Ltd.
107 Global Circle
Lafayette, Louisiana 70503

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Global Industries, Ltd. and subsidiaries for the periods ended March 31, 1999 and 1998, as indicated in our report dated May 5, 1999; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended March
31,  1999, is incorporated by reference in Registration Statement
Nos. 33-58048, 33-89778, and 333-69949 on Form S-8.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.



DELOITTE & TOUCHE LLP

New Orleans, Louisiana