Form 10-Q
period 1999-06-30
GLOBAL INDUSTRIES LTD
filed 1999-08-16
CIK 895663

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1999

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

                APPLICABLE ONLY TO CORPORATE ISSUERS:
  The number of shares of the Registrant's Common Stock outstanding as of July 31, 1999 was 91,057,245.




                     Global Industries, Ltd.
                        Index - Form 10-Q


                              Part I

Item 1.   Financial Statements - Unaudited
            Independent Accountants' Report                      3
            Consolidated Statements of Operations                4
            Consolidated Balance Sheets                          5
            Consolidated Statements of Cash Flows                6
            Notes to Consolidated Financial Statements           7

Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                10

Item 3.     Quantitative and Qualitative Disclosures about
             Market Risk                                        21

                             Part II

Item 1.     Legal Proceedings                                   21

Item 4.     Submission of Matters to a Vote of Security
             Holder                                             22

Item 6.     Exhibits and Reports on Form 8-K                    22

            Signature                                           23


                PART I  -  FINANCIAL INFORMATION


Item 1.   Financial Statements.


INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Shareholders of Global Industries, Ltd.

We have reviewed the condensed consolidated financial statements of Global Industries, Ltd. and subsidiaries, as listed in the accompanying index, as of June 30, 1999 and for the quarter and six-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

August 3, 1999
New Orleans, Louisiana


                      Global Industries, Ltd.
               CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars in thousands, except per share data)
                            (Unaudited)


                                   Quarter Ended       Six Months Ended
                                      June 30,             June 30,
                              ----------------------   ----------------------
                                 1999        1998         1999        1998
                              ----------  ----------   ----------  ----------
Revenues                       $ 92,343    $ 92,158     $171,635    $179,676

Cost of Revenues                 83,232      61,571      152,770     125,346
                              ----------  ----------   ----------  ----------
Gross Profit                      9,111      30,587       18,865      54,330

Equity in Net Earnings
 (Loss) of Unconsolidated
 Affiliate                       (3,000)     (1,562)      (5,000)     (2,362)

Selling, General and
 Administrative Expenses          6,952       5,475       12,682      11,060
                              ----------  ----------   ----------  ----------
Operating Income (Loss)            (841)     23,550        1,183      40,908
                              ----------  ----------   ----------  ----------
Other Income (Expense):
 Interest Expense                (2,647)     (1,151)      (5,636)     (1,937)
 Other                            1,793         415        3,074         817
                              ----------  ----------   ----------  ----------
                                   (854)       (736)      (2,562)     (1,120)
                              ----------  ----------   ----------  ----------
Income (Loss) Before
 Income Taxes                    (1,695)     22,814       (1,379)     39,788

Provision (Benefit) for
 Income Taxes                      (601)      7,985         (483)     13,977
                              ----------  ----------   ----------  ----------
Net Income (Loss)              $ (1,094)   $ 14,829     $   (896)   $ 25,811

                              ==========  ==========   ==========  ==========
Weighted Average Common
 Shares Outstanding:
   Basic                      90,723,000  91,769,000   90,787,000  91,622,000
   Diluted                    90,723,000  94,345,000   90,787,000  94,194,000

Net Income (Loss) Per
 Share:
   Basic                        $(0.01)      $0.16       $(0.01)      $0.28
   Diluted                      $(0.01)      $0.16       $(0.01)      $0.27


              See Notes to Consolidated Financial Statements.


                        Global Industries, Ltd.
                      CONSOLIDATED BALANCE SHEETS
                        (Dollars in thousands)
                              (Unaudited)
                                           June 30,       December 31,
                                             1999             1998
                                        --------------   --------------
ASSETS
Current Assets:
  Cash                                     $ 23,131         $ 25,368
  Escrowed funds                                202            2,447
  Receivables                               104,729          107,992
  Advances to and receivables from
   unconsolidated affiliate                  23,861            8,190
  Prepaid expenses and other                 11,782            9,874
                                        --------------   --------------
  Total current assets                      163,705          153,871
                                        --------------   --------------
Escrowed Funds                                7,064            9,143
                                        --------------   --------------
Property and Equipment, net                 535,981          535,386
                                        --------------   --------------
Other Assets:
  Deferred charges, net                      18,575           18,467
  Investment in and advances to
   unconsolidated affiliate                   5,655           10,655
  Other                                       3,489            3,349
                                        --------------   --------------
    Total other assets                       27,719           32,471
                                        --------------   --------------
     Total                                 $734,469         $730,871
                                        ==============   ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt
   and short-term debt                     $  3,691         $  2,190
  Accounts payable                           51,748           53,005
  Employee-related liabilities                7,145            8,086
  Other accrued liabilities                  13,901           11,953
                                        --------------   --------------
   Total current liabilities                 76,485           75,234
                                        --------------   --------------
Long-Term Debt                              209,152          208,607
                                        --------------   --------------
Deferred Income Taxes                        51,231           49,502
                                        --------------   --------------
Commitments and Contingencies

Shareholders' Equity:
  Preferred stock                                --               --
  Common stock, 92,426,365 and
   92,110,929 shares issued,
   respectively                                 924              921
  Additional paid-in capital                214,569          213,518
  Treasury stock at cost, 1,429,500
   shares                                   (15,012)         (15,012)
  Accumulated other comprehensive
   income (loss)                             (8,240)          (8,155)
  Retained earnings                         205,360          206,256
                                        --------------   --------------
    Total shareholders' equity              397,601          397,528
                                        --------------   --------------
     Total                                 $734,469         $730,871
                                        ==============   ==============

             See Notes to Consolidated Financial Statements.


                         Global Industries, Ltd.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands)
                             (Unaudited)
                                               Six Months Ended June 30,
                                              ---------------------------
                                                  1999           1998
                                              ------------   ------------
Cash Flows From Operating Activities:
Net income (loss)                               $   (896)     $  25,811
Adjustments to reconcile net income
 (loss) to net cash provided
 by (used in) operating activities:
   Depreciation and amortization                  24,481         17,437
   Deferred income taxes                           1,750         10,784
   Equity in net (earnings) loss of
    unconsolidated affiliate                       5,000          2,362
   Other                                             252           (461)
   Changes in operating assets and
    liabilities:
     Receivables                                   2,554            741
     Receivables from unconsolidated
      affiliate                                   (7,151)           431
     Prepaid expenses and other                   (1,940)         1,839
     Accounts payable and accrued
      liabilities                                    116        (17,128)
                                              ------------   ------------
     Net cash provided by operating
      activities                                  24,166         41,816
                                              ------------   ------------
Cash Flows From Investing Activities:
Additions to property and equipment              (20,357)      (113,371)
Escrowed funds                                     4,324          3,906
Additions to deferred charges                     (4,476)       (11,141)
Net (advances to) repayment of advances
 to unconsolidated affiliate                      (8,523)         7,723
Other                                               (190)          (770)
                                              ------------   ------------
     Net cash (used in) investing
      activities                                 (29,222)      (113,653)
                                              ------------   ------------
Cash Flows From Financing Activities:
Proceeds from sale of common stock                   873          2,790
Net proceeds of short-term debt                    1,490             --
Net proceeds of long-term debt                       556         53,958
                                              ------------   ------------
     Net cash provided by financing
      activities                                   2,919         56,748
                                              ------------   ------------
Effect of Exchange Rate Changes on Cash             (100)          (253)

Cash:
Decrease                                          (2,237)       (15,342)
Beginning of period                               25,368         27,115
                                              ------------   ------------
End of period                                   $ 23,131       $ 11,773
                                              ============   ============

           See Notes to Consolidated Financial Statements.


                     Global Industries, Ltd.
     Notes To Consolidated Financial Statements (Unaudited)


1. Basis of Presentation - The accompanying unaudited consolidated financial statements include the accounts of Global Industries,
Ltd.  and  its  wholly owned subsidiaries (the  "Company").   The
Company also has a 49% ownership interest in CCC Fabricaciones y Construcciones, S.A. de C.V. ("CCC"), which is accounted for by
the  equity  method.   See Note 8-Subsequent  Events.   Effective
December 31, 1998, the Company changed its fiscal year-end from March 31 to December 31 of each year.

In the opinion of management of the Company, all adjustments (such adjustments consisting only of a normal recurring nature) necessary for a fair presentation of the operating results for the interim periods presented have been included in the unaudited consolidated financial statements. Operating results for the periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto included in the Company's Transition Report on Form 10-K for the nine months ended December 31, 1998.

The financial statements required by Rule 10-01 of Regulation S-X have been reviewed by independent public accountants as stated in their report included herein.

2. Recent Accounting Pronouncement - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires, among other things, that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. As amended, SFAS 133 requires adoption of the new accounting standard for fiscal years beginning after June 15, 2000. The Company is currently reviewing the implications of SFAS 133 and the effect on its consolidated financial statements.

3. Financing Arrangements - During March 1999, the Company amended the terms of its existing credit agreement with a syndicate of commercial banks to, among other things, remove a provision that reduced the amount available by borrowings outstanding under a separate credit agreement between the banks and CCC.

4. Commitments and Contingencies - The Company is a party to legal proceedings and potential claims arising in the ordinary course of business. Management does not believe these matters will materially effect the Company's consolidated financial statements.

During  August  1998,  the  Board  of  Directors  authorized  the expenditure  of  up to $30.0 million to purchase  shares  of  the
Company's outstanding common stock. No limit was placed on the duration of the purchase program. No shares were purchased during the six months ended June 30, 1999. The Company has purchased 1,429,500 shares since the authorization at a total cost of $15.0 million.

The Company has guaranteed approximately $58.1 million of CCC indebtedness and commitments. As discussed under Note 8-Subsequent Events, $32 million of this debt was assumed as part of the acquisition of CCC's business. A $5.5 million letter of credit issued on behalf of CCC was paid in July 1999 and recorded as a receivable from CCC in that period. As a condition precedent to the closing of the acquisition of CCC's offshore operations, the remaining $20.6 million guaranty is to be released.

In the normal course of its business activities, the Company provides letters of credit to secure the performance and/or payment of obligations, including the payment of worker's compensation obligations. Additionally, the Company has issued a letter of credit as collateral for $28.0 million of Port Improvement Revenue Bonds. As of June 30, 1999, outstanding letters of credit and bonds approximated $43.9 million including the above-mentioned $5.5 million letter of credit issued on behalf of CCC. Also in the normal course of its business activities, the Company provides guarantees and performance, bid, and payment bonds pursuant to agreements or obtaining such agreements to perform construction services. Some of these financial instruments are secured by parent guarantees. The aggregate of these guarantees and bonds at June 30, 1999 was $4.4 million.

The   Company  estimates  that  the  cost  to  complete   capital
expenditure  projects in progress at June 30,  1999  approximates
$20 million.

5. Investment in and Advances to Unconsolidated Affiliate - In March 1999, Global and its partner, restructured CCC, their joint venture in Mexico. Under the restructuring, its partner, through the assumption of CCC debt, contributed additional capital of
approximately  $16.5  million  to  CCC.   Global,   through   the
forgiveness of advances and receivables due from CCC, contributed additional capital of approximately $15.8 million to CCC. During the six months ended June 30, 1999, Global made net advances of $8.5 million in interest bearing short-term advances to CCC. See
Note 8-Subsequent Events.

6. Industry Segment Information - The following tables present information about the profit or loss of each of the Company's reportable segments for the quarters and six months ended June 30, 1999 and 1998. The information contains certain allocations of corporate expenses that the Company deems reasonable and appropriate for the evaluation of results of operations.

                                   Quarter Ended        Six Months Ended
                                      June 30,              June 30,
                               ---------------------  ---------------------
                                  1999       1998        1999       1998
                               ---------- ----------  ---------- ----------
                                              (in thousands)
Revenues   from   external
 customers:
  Gulf  of Mexico Offshore
   Construction                 $29,218    $27,788     $51,171    $68,476
  Gulf of Mexico Diving           8,090      5,735       8,993     11,088
  Gulf  of  Mexico  Marine
   Support                        4,081      8,081       7,964     18,006
  West Africa                    21,721     20,302      51,237     36,237
  Asia Pacific                   20,314      7,633      40,604     12,635
  Latin America                   7,057     11,408       8,218     14,133

Intersegment revenues:
  Gulf  of Mexico Offshore
   Construction                 $    93    $   783     $   476    $   899
  Gulf of Mexico Diving           1,159      2,222       4,109     12,867
  Gulf  of  Mexico  Marine
   Support                        3,351      1,289       4,551      3,868
  West Africa                        --         --          --         --
  Asia Pacific                       --         --          --         --
  Latin America                      --         --          --         --

Income    (loss)    before
 income taxes:
  Gulf  of Mexico Offshore
   Construction                 $ 1,005    $ 7,335     $ 1,315    $ 7,382
  Gulf of Mexico Diving            (360)     2,875      (1,947)     8,472
  Gulf  of  Mexico  Marine
   Support                         (645)     3,794      (1,748)     7,947
  West Africa                     2,680      4,892      10,362     11,066
  Asia Pacific                   (1,124)     1,132        (775)     1,713
  Latin America                  (2,808)     2,315      (5,377)     1,927


The following table reconciles the reportable segments' revenues and profit or loss presented above, to the Company's consolidated totals.

                                  Quarter Ended       Six Months Ended
                                     June 30,              June 30,
                               ---------------------  ---------------------
                                 1999      1998        1999       1998
                               ---------- ----------  ---------- ----------
                                            (in thousands)
Total revenues  for
 reportable segments            $ 95,084   $ 85,241    $177,323   $178,209
Total revenues  for
 other segments                    1,956     11,219       3,552     19,269
Elimination of
 intersegment revenues            (4,697)    (4,302)     (9,240)   (17,802)
                                ---------  ---------   ---------  ---------
 Total consolidated
  revenues                      $ 92,343   $ 92,158    $171,635   $179,676
                                =========  =========   =========  =========
Total income (loss) for
 reportable segments            $ (1,252)  $ 22,343    $  1,830   $ 38,507
Total income (loss)
 for other segments               (1,112)     1,391      (4,242)     1,505
Unallocated corporate
 income (loss)                       669       (920)      1,033       (224)
                                ---------  ---------   ---------  ---------
 Total consolidated
  income (loss)
  before taxes                  $ (1,695)  $ 22,814    $ (1,379)  $ 39,788
                                =========  =========   =========  =========

7. Comprehensive Income (Loss) - The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), effective April 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income (loss) and its major components. Comprehensive income
(loss) includes net income and other comprehensive income (loss) which, in the case of the Company, currently includes only foreign currency translation adjustments.

Following  is  a  summary of the Company's  comprehensive  income
(loss) for the quarters and six months ended June 30, 1999 and 1998:

                                       Quarter Ended       Six Months Ended
                                          June 30,             June 30,
                                   ---------------------  ---------------------
                                      1999       1998        1999       1998
                                   ---------- ----------  ---------- ----------
                                                  (in thousands)
Net income (loss)                   $ (1,094)  $ 14,829     $  (896)  $ 25,811
Other comprehensive income(loss):
  Foreign currency
   translation adjustments             1,987     (2,438)        (85)    (2,288)
                                   ---------- ----------  ---------- ----------
Comprehensive income (loss)         $    893   $ 12,391     $  (981)  $ 23,523
                                   ========== ==========  ========== ==========

8. Subsequent Events - Subject to certain conditions precedent, Global acquired the offshore marine construction business of CCC and sold its interest in CCC to CCC's other principal shareholder. Under the terms of the transaction, Global acquired four marine vessels, a marine support base at Cuidad del Carmen, Mexico, and existing contracts to perform approximately $72 million of offshore marine construction. As consideration for the assets acquired, Global assumed approximately $32 million of CCC indebtedness, which Global had previously guaranteed, and other net accounts payable and liabilities of approximately $33 million related to CCC's offshore marine construction operations. The acquisition will be accounted for as a purchase and, accordingly, the acquisition cost will be allocated to the net tangible assets acquired based on their fair market values with the excess, estimated to approximate $45 million, recorded as goodwill. The goodwill will be amortized on the straight-line method over 15 years.

On August 3, 1999, Global entered into a definitive agreement to acquire ETPM, SA ("ETPM"), a leading international offshore construction company wholly owned by Groupe GTM of France. Under the terms of the agreement, Global will pay Groupe GTM $265 million in cash for the outstanding stock of ETPM and enter into a lease purchase of Groupe GTM's interest in two vessels providing for annual fees and the purchase of such interest in January 2002 for $25 million. This acquisition will be accounted for as a purchase and, accordingly, the total acquisition cost will be allocated to the net tangible assets acquired based on their fair market values with the excess recorded as goodwill. The goodwill will be amortized on the straight-line basis over 15 years. The transaction is expected to close in September 1999. Global will finance the acquisition with a new senior credit facility and a $200 million short-term bridge financing.


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

General

The following discussion presents management's discussion and analysis of the Company's financial condition and results of operations. Certain of the statements included below, including those regarding future financial performance or results or that are not historical facts, are or contain "forward-looking" information as that term is defined in the Securities Act of 1933, as amended. The words "expect," "believe," "anticipate," "project," "estimate," and similar expressions are intended to identify forward-looking statements. The Company cautions readers that any such statements are not guarantees of future performance or events and such statements involve risks, uncertainties, and assumptions. Factors that could cause actual results to differ from those expected include, but are not limited to, dependence on the oil and gas industry and industry conditions, general economic conditions including interest rates and inflation, competition, the ability of the Company to continue its acquisition strategy, successfully manage its growth, and obtain funds to finance its growth, operating risks, contract bidding risks, the use of estimates for revenue recognition, risks of international operations, risks of vessel construction such as cost overruns, changes in government regulations, and disputes with construction contractors, dependence on key personnel and the availability of skilled workers during periods of strong demand, the impact of regulatory and environmental laws, the ability to obtain insurance, as well as the other factors discussed below. Operating risks include hazards such as vessel capsizing, sinking, grounding, colliding, and sustaining damage in severe weather conditions. These hazards can also cause personal injury, loss of life, severe damage to and destruction of property and equipment, pollution and environmental damage, and suspension of operations. The risks inherent with international operations include political, social, and economic instability, exchange rate fluctuations, currency restrictions, nullification, modification, or renegotiations of contracts, potential vessel seizure, nationalization of assets, import-export quotas, and other forms of public and governmental regulation. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual results and outcomes may differ materially from those indicated in the forward-looking statements.

The following discussion should be read in conjunction with the Company's unaudited consolidated financial statements for the periods ended June 30, 1999 and 1998, included elsewhere in this report and the Company's audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Transition Report on Form 10-K for the nine months ended December 31, 1998.

As a result of the prolonged worldwide oil price weakness that began in mid-1997 and continued into early 1999, oil and gas companies reduced their capital expenditures. As a result, the Company has experienced an overall decline in the demand for its services and increased competition for availableprojects in the periods ended June 30, 1999, particularly when compared to the periods ended June 30, 1998. The increased competition, which resulted from the lower oil price conditions, the greater contribution to revenues from Asia Pacific, which historically has had lower margins, larger equity losses from Global's investment in CCC, and increased interest expense as a result of the Company's higher debt levels have resulted in overall lower net income for the six months ended June 30, 1999. Although there has been recent improvement in oil and gas pricing, the Company does not expect significant improvement in its industry during the current year. See "Industry Outlook" below

Recent Developments

Subsequent to June 30, 1999, the Company acquired the offshore marine construction business of its Mexico joint venture, CCC, and entered into a definitive agreement to acquire ETPM SA ("ETPM"), a leading international offshore construction company.

Subject to certain conditions precedent, Global acquired the offshore marine construction business of CCC and sold its interest in CCC to CCC's other principal shareholder. Under the terms of the transaction, Global acquired four marine vessels, a marine support base at Cuidad del Carmen, Mexico, and existing contracts to perform approximately $72 million of offshore marine construction. As consideration for the assets acquired, Global assumed approximately $32 million of CCC indebtedness, which Global had previously guaranteed, and other net accounts payable and liabilities of approximately $33 million related to CCC's offshore marine construction operations. The acquisition will be accounted for as a purchase and, accordingly, the acquisition cost will be allocated to the net tangible assets acquired based on their fair market values with the excess, estimated to approximate $45 million, recorded as goodwill. The goodwill will be amortized on the straight-line method over 15 years.

Beginning   July  1,  1999,  the  offshore  marine   construction
operations in Mexico will be reported on a fully consolidated basis. While the Company expects the results of operations in Mexico to produce significant revenues, the net income from operations in Mexico is not expected to have a material impact on the Company's consolidated net income over the next twelve months. Ultimately, the Company believes that operations in Mexico can produce gross margins consistent with the Company's historical U.S. Gulf of Mexico operations.

On August 3, 1999, Global entered into a definitive agreement to acquire ETPM, SA ("ETPM"), a leading international offshore construction company wholly owned by Groupe GTM of France. Under the terms of the agreement, Global will pay Groupe GTM $265 million in cash for the outstanding stock of ETPM and enter into a lease purchase of Groupe GTM's interest in two vessels providing for annual fees and the purchase of such interest in January 2002 for $25 million. This acquisition will be accounted for as a purchase and, accordingly, the total acquisition cost will be allocated to the net tangible assets acquired based on their fair market values with the excess recorded as goodwill. The goodwill will be amortized on the straight-line basis over 15 years. The transaction is expected to close in September 1999.

In connection with the acquisition of ETPM, the Company plans to enter into a new $550 million credit facility, which will replace its existing credit facility. The new credit facility is expected to consist of (i) a $100 million interim term loan, (ii) a $250 million term loan facility that is a combination of five and six year term loans, and (iii) a $200 million five year revolving credit facility. Stock of the Company's subsidiaries and substantially all of the Company's assets will collateralize the loans under the new credit facility.

In  order  to  consummate the ETPM acquisition, the Company  also
plans  to  enter  into a $200 million bridge loan.   The  Company
expects  to  repay the bridge loan with proceeds  from  a  Common
Stock offering.

Results of Operations

The following table sets forth, for the periods indicated, the Company's statements of operations expressed as a percentage of revenues.

                           Quarter Ended       Six Months Ended
                              June 30,             June 30,
                         ----------------     -----------------
                          1999      1998       1999       1998
                         ------    ------     ------     ------
Revenues                 100.0 %   100.0 %    100.0 %    100.0 %
Cost of  revenues        (90.1)    (66.8)     (89.0)     (69.7)
                         ------    ------     ------     ------
Gross profit               9.9      33.2       11.0       30.3
Equity in net earnings
 (loss) of uncon-
 solidated affiliate      (3.3)     (1.7)      (2.9)      (1.3)
Selling, general and
 administrative
 expenses                 (7.5)     (5.9)      (7.4)      (6.2)
                         ------    ------     ------     ------
Operating income (loss)   (0.9)     25.6        0.7       22.8
Interest expense          (2.9)     (1.3)      (3.3)      (1.1)
Other income
 (expense), net            1.9       0.5        1.8        0.5
                         ------    ------     ------     ------
Income (loss) before
 income taxes             (1.9)     24.8       (0.8)      22.2
(Provision) benefit
 for income taxes          0.7      (8.7)       0.3       (7.8)
                         ------    ------     ------     ------
Net income (loss)         (1.2)%    16.1 %     (0.5)%     14.4 %
                         ======    ======     ======     ======

Quarter  Ended June 30, 1999 Compared to Quarter Ended  June  30,
 1998

Revenues. Revenues for the quarter ended June 30, 1999 of $92.3 million were nearly the same as revenues for the quarter ended June 30, 1998 of $92.2 million. Increased revenues in Asia Pacific, West Africa and Gulf of Mexico Offshore Construction and Diving offset decreased revenues in Latin America, Gulf of Mexico Marine Support, and other international areas.

Gross Profit. For the quarter ended June 30, 1999, the Company had gross profit of $9.1 million compared with $30.6 million for the quarter ended June 30, 1998. The 70% decrease was largely the result of lower pricing for the Company's services and a higher fabrication and procurement content for certain projects included in the most recent quarter. As a percentage of revenues, gross profit for the quarter ended June 30, 1999 was 10% compared to 33% for the quarter ended June 30, 1998.

Selling, General, and Administrative Expenses. For the quarter ended June 30, 1999, selling, general, and administrative expenses of $7.0 million were 27% higher than the $5.5 million reported during the quarter ended June 30, 1998. As a percentage of revenues, such expenses increased to 7.5% during the quarter ended June 30, 1999, compared to 5.9% during the quarter ended June 30, 1998. The increase is principally attributable to a higher level of offshore construction activity and bidding in Asia Pacific as compared to last year and cost associated with the Company's relocation of certain administrative functions to Carlyss, Louisiana.

Depreciation and Amortization. Depreciation and amortization, including amortization of drydocking costs, for the quarter ended June 30, 1999 was $11.8 million compared to the $9.8 million recorded in the quarter ended June 30, 1998. The 21% increase was principally attributable to the employment of the Hercules during the quarter ended June 30, 1999, which was not employed
during  the  quarter  ended  June  30,  1998.  The  Hercules   is
depreciated on a units-of-production basis. Higher amounts of drydock amortization also contributed to the increase. Lower employment of other vessels that are also depreciated on a units-of-production basis partially offset the increase.

Interest Expense. Interest expense was $2.6 million net of capitalized interest for the quarter ended June 30, 1999, compared to $1.2 million for the quarter ended June 30, 1998. The increase was principally due to higher average long-term debt outstanding. To a lesser extent, higher interest rates also contributed to the increase.

Net Income (Loss). The Company had a net loss of $1.1 million for the quarter ended June 30, 1999, as compared to net income of $14.8 million recorded for the quarter ended June 30, 1998, principally due to the overall decline in demand for its services, pricing decreases, losses associated with CCC, and increased interest expenses. Included in net loss for the quarter ended June 30, 1999 is a $3.0 million loss associated with the Company's 49% ownership interest in CCC. The loss associated with the CCC ownership for the quarter ended June 30, 1998 was $1.6 million. The increase in CCC's loss was attributable to lower operating activity and unabsorbed operating cost. The company's effective tax rate for the quarter ended June 30, 1999 was 36%, compared to 35% for the quarter ended June 30, 1998.

Segment Information. The Company has identified six reportable segments as required by SFAS 131. The following discusses the results of operations for each of those reportable segments.

Gulf of Mexico Offshore Construction - Increased derrick installation and removal activity, including such activity by the Hercules, was offset by decreased demand for pipelay services and pricing decreases. This segment's gross revenues increased slightly to $29.3 million (including $0.1 million intersegment revenues) for the quarter ended June 30, 1999 compared to $28.6 million (including $0.8 million intersegment revenues) for the quarter ended June 30, 1998. The reduced pipelay activity and decreased pricing caused income before income taxes to decline to $1.0 million during the quarter ended June 30, 1999 compared to $7.3 million for the quarter ended June 30, 1998.

Gulf of Mexico Diving - Lower margin revenues related to the use of the marine support vessel Pioneer and certain third-party services helped total revenues increase despite a decline in diving activity and reduced pricing. Gross revenues for the quarter ended June 30, 1999 increased 16% to $9.2 million (including $1.2 million intersegment revenues) compared to $8.0 million (including $2.2 million intersegment revenues) for the same period in 1998. The overall lower activity levels and resulting lower prices resulted in a loss before income taxes of $0.4 million for the quarter ended June 30, 1999, compared to income before income taxes of $2.9 million during the quarter ended June 30, 1998.

Gulf of Mexico Marine Support - Decreased demand and resulting pricing decreases for the Company's liftboat services were partially offset by higher activity for the Pioneer. The Pioneer's revenues were derived almost entirely in support of the other Gulf of Mexico segments. Gross revenues from Gulf of Mexico marine support services declined 21% to $7.4 million (including $3.4 million intersegment revenues) for the quarter ended June 30, 1999, compared to $9.4 million (including $1.3 million intersegment revenues) for the same period ended June 30, 1998. The lower activity and resulting pricing decreases for liftboat services resulted in a loss before income taxes of $0.6 million for the quarter ended June 30, 1999, compared to income before income taxes of $3.8 million during the quarter ended June 30, 1998.

West Africa - Projects with higher levels of fabrication and procurement content helped increase revenues from West Africa. For the quarter ended June 30, 1999, gross revenues increased 7% to $21.7 million compared to $20.3 million for the quarter ended June 30, 1998. However, the higher level of fabrication and procurement resulted in reduced margins. Income before income taxes decreased 45% to $2.7 million during the quarter ended June 30, 1999 compared to $4.9 million for the quarter ended June 30, 1998.

Asia Pacific - Asia Pacific revenues continued to benefit from the acquisition and placement of construction barges in that region. For the quarter ended June 30, 1999, gross revenues increased 166% to $20.3 million from $7.6 million for the quarter ended June 30, 1998. However, the segment had a loss before income taxes of $1.1 million during the quarter ended June 30, 1999 compared to income before income taxes of $1.1 million for the quarter ended June 30, 1998. The decline in profits was attributable to lower pricing for offshore construction services, cost overruns on those projects, and decreased demand for other offshore diving and support services.

Latin America - A decline in services and equipment provided to CCC was partially offset by construction activity in Venezuela.
For the quarter ended June 30, 1999, gross revenues from Latin America decreased 38% to $7.1 million compared to $11.4 million for the quarter ended June 30, 1998. Losses before income taxes and equity in CCC were $2.8 million for the quarter ended June 30, 1999, compared to income before income taxes and equity in CCC of $2.3 million during the quarter ended June 30, 1998. Equity in CCC losses were $3.0 million for the quarter ended June 30, 1999 and $1.6 for the quarter ended June 30, 1998. The increase in CCC's loss was attributable to lower activities and unabsorbed operating costs.


Six  Months Ended June 30, 1999 Compared to Six Months Ended June
 30, 1998

Revenues. Revenues for the six months ended June 30, 1999 of $171.6 million were 5% lower than revenues for the six months ended June 30, 1998 of $179.7 million. The decrease in revenues resulted largely from decreased activity in certain areas including Gulf of Mexico and Latin America, and was partially offset by increased West Africa and Asia Pacific marine construction activity and revenues. The decrease is also attributable to lower pricing for the Company's services resulting from declining demand and increased competition for available projects.

Gross Profit. For the six months ended June 30, 1999, the Company had gross profit of $18.9 million compared with $54.3 million for the six months ended June 30, 1998. The 65% decrease was largely the result of decreased activity in certain areas including Gulf of Mexico and Latin America, lower pricing for the Company's services, and a higher fabrication and procurement content for certain projects. As a percentage of revenues, gross profit for the six months ended June 30, 1999 was 11% compared to the gross profit percentage earned for the six months ended June 30, 1998 of 30%.

Selling, General, and Administrative Expenses. For the six months ended June 30, 1999, selling, general, and administrative expenses of $12.7 million were 14% higher than the $11.1 million reported during the six months ended June 30, 1998. As a percentage of revenues, they increased to 7.4% during the six months ended June 30, 1999, compared to 6.2% during the six months ended June 30, 1998. The increase is principally attributable to a higher level of offshore construction activity and bidding in Asia Pacific as compared to last year and cost associated with the Company's relocation of certain administrative functions to Carlyss, Louisiana. The income as a percentage of revenues is also partially attributable to the decrease in revenues.

Depreciation and Amortization. Depreciation and amortization, including amortization of drydocking costs, for the six months ended June 30, 1999 was $24.5 million compared to the $17.4 million recorded in the six months ended June 30, 1998. The 40% increase was principally attributable to employment of the Hercules during the six months ended June 30, 1999, which was not employed during the six months ended June 30, 1998. The Hercules is depreciated on a units-of-production basis. Higher amounts of drydock amortization also contributed to the increase. Lower employment of other vessels that are also depreciated on a units-of-production basis partially offset the increase.

Interest Expense. Interest expense was $5.6 million net of capitalized interest for the six months ended June 30, 1999, compared to $1.9 million for the six months ended June 30, 1998. The increase was principally due to higher average long-term debt outstanding. To a lesser extent, higher interest rates also contributed to the increase.

Net Income (Loss). Net loss for the six months ended June 30, 1999 was $0.9 million, compared to net income of $25.8 million recorded for the six months ended June 30, 1998, principally due to the overall decline in demand for its services, pricing, decreases, losses associated with CCC and increased interest expense. Included in net income for the six months ended June 30, 1999 is a $5.0 million loss associated with the Company's 49% ownership interest in CCC. The loss associated with the CCC ownership for the six months ended June 30, 1998 was $2.4 million. The increase in CCC's loss was attributable to lower operating activity, unabsorbed operating expenses, and adjustments to prior period provisions. The Company's effective tax rate for the six months ended June 30, 1999 and 1998 was 35%.

Segment Information. The Company has identified six reportable segments as required by SFAS 131. The following discusses the results of operations for each of those reportable segments.

Gulf of Mexico Offshore Construction - During the six months ended June 30, 1999, increased activity by the Hercules was more than offset by decreased demand for offshore construction services in the Gulf of Mexico and resulting pricing decreases. This segment's gross revenues declined 26% to $51.6 million (including $0.5 million intersegment revenues) for the six months ended June 30, 1999 compared to $69.4 million (including $0.9 million intersegment revenues) for the six months ended June 30, 1998. Income before income taxes decreased to $1.3 million during the six months ended June 30, 1999 compared to income before income taxes of $7.4 million for the six months ended June 30, 1998. The employment of Hercules, which was out of service during the six months ended June 30, 1998, helped partially offset the decline in income before taxes.

Gulf of Mexico Diving - Gross revenues and income before income taxes from diving-related services in the Gulf of Mexico declined due to decreased demand, particularly, demand from Gulf of Mexico Offshore Construction. The decrease in revenues was partially offset by lower margin revenues related to the use of the marine support vessel Pioneer and certain third-party services. Gross revenues for the six months ended June 30, 1999 declined 45% to $13.1 million (including $4.1 million intersegment revenues) compared to $24.0 million (including $12.9 million intersegment revenues) for the same period of 1998. The overall lower activity levels and lower prices resulted in a loss before income taxes of $1.9 million for the six months ended June 30, 1999 compared to income before income taxes of $8.5 million during the six months ended June 30, 1998.

Gulf of Mexico Marine Support - Decreased demand and resulting price decreases also affected the Gulf of Mexico marine support services. Gross revenues from Gulf of Mexico marine support services declined 43% to $12.5 million (including $4.6 million intersegment revenues) for the six months ended June 30, 1999, compared to $21.9 million (including $3.9 million intersegment revenues) for the same period of 1998. The overall lower activity levels and lower prices resulted in a loss before income taxes of $1.7 million for the six months ended June 30, 1999 compared to income before income taxes of $7.9 million during the six months ended June 30, 1998.

West Africa - Increased activity and projects with higher levels of fabrication and procurement content helped increase revenues from West Africa for the first six months of 1999. For the six months ended June 30, 1999, gross revenues increased 41% to $51.2 million compared to $36.2 million for the six months ended June 30, 1998. The higher level of fabrication and procurement content, however, caused income before income taxes to decrease 6 % to $10.4 million during the six months ended June 30, 1999 compared to $11.1 million for the six months ended June 30, 1998.

Asia Pacific - Asia Pacific construction results benefited from the acquisition and placement of construction barges in that region. For the six months ended June 30, 1999, gross revenues increased to $40.6 million compared to $12.6 million for the six months ended June 30, 1998. However, the segment had a loss before income taxes of $0.8 million during the six months ended June 30, 1999 compared to income before income taxes of $1.7 million for the six months ended June 30, 1998. The decline in profits was attributable to lower pricing for offshore construction services, cost overruns on certain of those projects, and decreased demand for other offshore diving and support services.

Latin America - A decline in services and equipment provided to CCC was partially offset by construction activity in Venezuela. For the six months ended June 30, 1999, revenues decreased 42% to $8.2 million from $14.1 million for the six months ended June 30, 1998. The decrease was attributable to CCC's decline in offshore construction activity. Losses before income taxes and equity in CCC were $5.4 million for the six months ended June 30, 1999, compared to income before income taxes and equity in CCC losses netting to $1.9 million during the six months ended June 30, 1998. Equity in CCC losses were $5.0 million for the six months ended June 30, 1999 and $2.4 for the six months ended June 30, 1998. The increase in CCC's loss was attributable to lower activities, unabsorbed operating expenses, and adjustments to prior period provisions.

Liquidity and Capital Resources

The Company's operations generated net cash flow of $24.2 million during the six months ended June 30, 1999. Cash from operations and available cash along with $2.9 million provided by financing activities were used to fund investing activities of $29.2 million. Investing activities consisted principally of (i) capital expenditures, (ii) dry-docking costs, (iii) the release from escrow of Lake Charles Harbor and Terminal District Port Improvement Revenue Bonds proceeds, and (iv) advances to CCC. Working capital increased $8.6 million during the six months ended June 30, 1999 from $78.6 million at December 31, 1998 to $87.2 million at June 30, 1999.

Capital expenditures during the six months ended June 30, 1999 aggregated $20.4 million, including $3.6 million for continued conversion and upgrade of the Hercules, $5.3 million for continued construction of the Carlyss, Louisiana, deepwater support facility and pipebase, and $7.0 million for the construction of a shorebase facility in Batam, Indonesia.

The Company estimates that the cost to complete capital expenditure projects in progress at June 30, 1999, will be approximately $20 million all of which is expected to be incurred during the next twelve months. The scheduled completion of the addition of reel pipelay capability to the Hercules prior to the and of the first quarter of 2000. The estimated remaining costs to complete the Hercules upgrades are approximately $5 million.

The Company is constructing a deepwater support facility and pipebase near Carlyss, Louisiana. The Company plans to replace its existing facilities in Houma and Amelia, Louisiana with the Carlyss Facility. Estimated completion is in the fourth quarter of the year ending December 31, 1999 at a total cost of approximately $37 million, including approximately $34.7 million incurred through June 30, 1999. Tax exempt revenue bonds issued by the Lake Charles Harbor and Terminal District financed approximately $28 million of the construction costs. The bonds bear interest at a variable rate, which was 3.55% at June 30, 1999, and mature on November 1, 2027.

In August 1998, the Board of Directors authorized the expenditure of up to $30.0 million to purchase shares of the Company's outstanding common stock. The Board of Directors placed no limit on the duration of the program. No shares were purchased during the six months ended June 30, 1999.

Long-term debt outstanding at June 30, 1999, (including current maturities), includes $38 million of Title XI bonds, the $28.0 million of Lake Charles Harbor and Terminal District bonds, and $144 million drawn against the Company's revolving line of credit.

The Company's Title XI bonds mature in 2003, 2005, 2020, and 2022. The bonds carry interest rates of 9.15%, 8.75%, 8.30% and 7.25% per annum, respectively, and require aggregate semi-annual payments of $0.9 million, plus interest. The agreements pursuant to which the Title XI bonds were issued contain certain covenants, including the maintenance of minimum working capital and net worth requirements. If not met, additional covenants result that restrict the operations of the Company and its ability to pay cash dividends. At June 30, 1999 the Company was in compliance with these covenants.

The Company maintains a $250.0 million revolving line of credit under a loan agreement ("Restated Credit Agreement") with a syndicate of commercial banks. The revolving credit facility reduces to $150.0 million on July 1, 2000, and to $100.0 million on July 1, 2001. Borrowings under the facility bear interest at fluctuating rates, are payable on June 30, 2002, and have subsidiary guarantees and stock pledges as collateral. The amount of available credit decreases by borrowings outstanding ($144 million at June 30, 1999), and outstanding letters of credit issued under the Restated Credit Agreement ($43.9 million at June 30, 1999). Effective March 30, 1999, an amendment to the Restated Credit Agreement, among other things, removed a provision that reduced the amount available by borrowings outstanding under a separate credit agreement between the banks and CCC. For continuing access to the revolving line of credit, the Company must remain in compliance with the covenants of the Restated Credit Agreement, including covenants relating to the maintenance of certain financial ratios. At June 30, 1999, the Company was in compliance with these covenants. Additionally, the Restated Credit Agreement contains cross-default provisions that specify that default by CCC under a separate loan agreement constitutes default under the Company's Restated Credit Agreement. As previously described, the Company expects to replace this facility in connection with its acquisition of ETPM.

The Company also has short-term credit facilities at its foreign locations that aggregate $2.8 million and are secured by parent company guarantees. Additionally, in the normal course of business, the Company provides guarantees and performance, bid, and payment bonds pursuant to agreements, or in connection with bidding to obtain such agreements, to perform construction services. Some of these guarantees are secured by parent guarantees. The aggregate of these guarantees and bonds at June 30, 1999 was $4.4 million.

The Company has guaranteed approximately $58.1 million of CCC indebtedness and commitments as discussed under Note 8-Subsequent Events, $32 million of this debt was assumed as part of the acquisition of CCC's business. A $5.5 million letter of credit issued on behalf of CCC was paid in July 1999 and recorded as a receivable from CCC in that period. As a condition precedent to the closing of the acquisition of CCC's offshore operations, the remaining $20.6 million guaranty is to be released.

In March 1999, Global and its partner restructured their joint venture in Mexico, CCC. Under the restructuring, its partner, through the assumption of certain CCC debt, contributed additional capital of approximately $16.5 million to CCC. Global, through the forgiveness of advances and receivables due from CCC, contributed additional capital of approximately $15.8 million to CCC.

The Company expects funds available under its proposed new credit facility, the bridge loan, proceeds from the tax exempt revenue bonds issued by the Lake Charles Harbor and Terminal District, available cash, and cash generated from operations to be sufficient to fund the Company's proposed ETPM assumption, existing operations, scheduled debt retirement, and planned capital expenditures for the next twelve months.

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

The total employment costs, equipment and material relocation costs, and costs to close the replaced facilities expended during the six months ended June 30, 1999 were $1.1 million of which $0.4 million had been provided for in the results of operations during the nine months ended December 31, 1998. The Company expects to expend $3.1 million for facility relocation costs during the remainder of the year ending December 31, 1999 of which $0.3 million were also provided for in the results of operations during the nine months ended December 31, 1998.

Industry Outlook

Recent improvements in oil and gas prices have given the Company cautious optimism regarding the economics of its industry. However, most oil and gas companies based their 1999 capital expenditure budgets on lower oil and gas prices. Thus, the Company expects that any appreciable benefit from higher oil and gas prices is unlikely to occur until 2000, and then, only if current commodity pricing holds or improves. The Company expects revenues and margins for the remainder of 1999 to be lower than in 1998. The Company also expects the current competitive environment to continue for the remainder of the year, which will cause the Company to continue to adjust its pricing to bid competitively for available projects, and which will result in the Company's results of operations for the current year being materially lower than the results for last year.

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

Recent Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires, among other things, that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure the instruments at fair value. As amended, SFAS 133 requires adoption of the new accounting standard for fiscal years beginning after June 15, 2000. The Company is currently reviewing the implications of SFAS 133 and the effect on its consolidated financial statements. The Company will adopt this accounting standard, effective January 1, 2001, as required.

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

Readiness - The Company has prepared a Year 2000 Project Plan (the "Y2K Plan") to identify and assess its risks associated with Year 2000 issues and to take reasonable steps to prevent Global's critical functions from being impaired. Global is currently implementing its Y2K Plan, which will be modified as events require. Under the plan, the Company continues to (i) assess its critical information and computing systems and (ii) inventory its systems using embedded technology, including our fleet of offshore vessels and related systems; assess the effects of Year 2000 problems on the critical functions of Global's business units; remedy systems, software and embedded chips in an effort to avoid material disruptions or other material adverse effects on critical functions, processes and systems; verify and test the critical systems to which remediation efforts have been applied; and attempt to mitigate those critical aspects of the Year 2000 problem that are not remediated by January 1, 2000, including the development of contingency plans to cope with the mission critical consequences of Year 2000 problems that have not been identified or remediated by that date. Implementation of our Y2K Plan is supervised by a Vice President and the Company has contracted with firms specializing in the assessment and remediation of embedded technology for additional assistance. As a result of the assessments, non-compliant embedded technology has been found on certain of the Company's vessels. The Company has completed the identification and assessment of mission critical systems. Remediation or replacement of mission critical systems is nearing completion and is expected to be completed prior to December 31, 1999.

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

Costs - Total amounts spent to date on Year 2000 awareness, inventory, assessment, analysis, conversion, testing or contingency planning efforts were approximately $145,000.
Additional costs to carry out the Y2K Plan, including implementation of Year 2000 contingency plan, based on assessments to date, are not expected to be material to the Company's financial condition. Although management believes that its estimates are reasonable, there can be no assurance that the actual costs of implementing the Y2K Plan will not differ materially from the estimated costs or that Global will not be materially adversely affected by Year 2000 issues. Moreover, the estimated costs of implementing the Y2K Plan do not take into account the costs, if any, that might be incurred as a result of Year 2000-related failures that occur despite Global's implementation of the Y2K Plan.

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


Item 3.   Quantitative and Qualitative Disclosures about Market
Risk

During the six months ended June 30, 1999, the Company did not enter into any transactions involving financial derivative instruments. Quantitative and qualitative disclosures about market risk are in Item 7A of the Company's 10K for the transition period ended December 31, 1998.



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

Item 4.   Submission of Matters to a Vote of Security Holders

The 1999 Annual Meeting of Shareholders of the Company was held on May 12, 1999. At such meeting, each of the following persons listed below were elected to the Board of Directors of the Company for a term ending at the Company's 2000 Annual Meeting of Shareholders. The number of votes cast with respect to the election of each such person is set forth opposite such person's name. The persons listed below constitute the entire Board of Directors of the Company.


  Name of Director                   Number of Votes Cast
---------------------------------------------------------------------
                                                   Broker
                             For       Withhold    Non-Vote  Abstain
                        ---------------------------------------------
  William J. Dore'        79,419,351   2,581,335      0         0
  James C. Day            79,419,273   2,581,413      0         0
  Edward P. Djerejian     79,419,273   2,581,413      0         0
  Edgar G. Hotard         79,417,903   2,582,783      0         0
  Michael J. Pollock      79,418,233   2,582,453      0         0


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits:
           2.1  CCC Transaction Agreement
           2.2  Share Purchase Agreement for ETPM, S.A.
          15.1  Letter regarding unaudited interim financial information.
          27.1  Financial Data Schedule.

     (b)  Reports on Form 8-K - None


                            Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          GLOBAL INDUSTRIES, LTD.

                          By:  /s/ PETER S. ATKINSON
                             _______________________________________
                                         Peter S. Atkinson
                            Vice President, Chief Financial Officer
                         (Principal Financial and Accounting Officer)

August 16, 1999


          Exhibit 2.2 Share Purchase Agreement for ETPM, S.A.

                    SHARE PURCHASE AGREEMENT


BETWEEN:

     GROUPE GTM, a French societe anonyme, with a capital of 122,333,384 Euros, having its registered office at Nanterre (92000), France - 61, avenue Jules Quentin, registered with the Registry of Trade and Companies of Nanterre under n B 562 011 890 (hereinafter referred to as the "Seller"), represented by Jean-Luc POMMIER, Director Corporate Development of Groupe GTM;

AND:

     GLOBAL INDUSTRIES, LTD., a company incorporated under the laws of the State of Louisiana, having its principal office at 107 Global Circle, Lafayette, LA 70503 (hereinafter referred to as the "Purchaser"), represented by William J. DORE', President and Chief Executive Officer.

PREAMBLE:

     E.T.P.M. S.A. (the "Company") is a French societe anonyme with a capital of 17,600,000 Euros, having its registered office at Nanterre (92000) - 32 avenue Pablo Picasso, registered with the Registry of Trade and Companies of Nanterre under n B 692 007 495.

     The Seller owns 100% of the share capital of the Company, which is divided into 1,100,000 shares, par value E16.00 per share (hereinafter referred to as the "Shares").

     In  addition, the Seller owns, directly or indirectly (other
than   through   the  Company),  equity  interests   in   certain
Subsidiaries of the Company (all such equity interests, as further described herein, the "Related Equity Interests").

     In addition, the Group Companies (as defined herein) own certain assets that the Purchaser wishes to purchase (all such assets, as further described herein, the "Related Assets").

     The Seller wishes to sell, and the Purchaser wishes to purchase, the Shares and the Related Equity Interests.

NOW, THEREFORE, THE PARTIES HERETO AGREE AS FOLLOWS:

                            ARTICLE 1
                SALE AND PURCHASE OF THE SHARES,
       THE RELATED EQUITY INTERESTS AND THE RELATED ASSETS

1.1 Sale  and Purchase  of  the Shares  and  the  Related  Equity
   Interests

   Subject to the terms and conditions of this Agreement, the Seller agrees to sell to the Purchaser, and the Purchaser agrees to purchase from the Seller, the Shares and the Related Equity Interests, free and clear of all liens, charges, encumbrances or other restrictions or limitations of any nature whatsoever, as well as all rights attaching to the Shares and the Related Equity Interests.

1.2 Purchase Price

   The purchase price to be paid for the Shares and the Related Equity Interests is US$265 million (the "Purchase Price"), adjusted, if applicable, in accordance with the provisions of
   Section  1.4  and  1.3,  payable in cash  in  accordance  with
   Section 2.3(b).

1.3 Payment of Purchase Price

   On the Closing Date, the Purchaser shall pay the Purchase Price to the Seller in cash by wire transfer of immediately available funds to an account designated by the Seller in writing, as that amount may be adjusted pursuant to Section
   1.4  and  2.3(b)  and (c), except to the extent  described  in
   Section 1.4(e). Any remaining Purchase Price Adjustment pursuant to Section 1.4 shall be settled in the manner set forth in Section 1.4(e).

1.4 Purchase Price Adjustment

   (a) General

       In the event that the Final June 30 Net Worth is less than US$41,264,000, the Purchase Price shall be reduced by an amount equal to such deficiency, U.S. dollar for U.S. dollar, as further set forth below (the "Purchase Price Adjustment").

   (b) Certain Definitions

       Certain capitalized terms used in this Section 1.4 shall have the meanings specified below:

       (i)"Exchange Rate" means (i) for purposes of translating euro amounts into U.S. dollars, the noon buying rate in New York City for cable transfers in euros as certified for customs purposes by the Federal Reserve Bank of New York on the date of determination, and
           (ii) for purposes of translating French franc amounts into U.S. dollars, the relevant French franc amount translated into euros at the rate of FF 6.55957 = E1, further translated into U.S. dollars at the rate determined pursuant to clause (i) above.

       (ii) "Final June 30 Balance Sheet" means the consolidated balance sheet of the Company and its consolidated subsidiaries as of June 30, 1999, prepared in accordance with French GAAP, reviewed by the Company's external auditors, Barbier Frinault & Autres (Arthur Andersen), as described in an unqualified letter in a form customary for delivery by internationally recognized auditors that have conducted limited review procedures on interim financial statements (the "Auditor Review Letter"). The Final June 30 Balance Sheet shall be based on the unaudited estimated consolidated June 30 French GAAP balance sheet attached hereto as Annex I (the "Estimated June 30 Balance Sheet"), adjusted only as required by such auditors to permit them to issue the Auditor Review Letter.

       (iii) "Final June 30 Net Worth" means the consolidated shareholders equity of the Company and its consolidated subsidiaries as of June 30, 1999, as determined on the basis of the Final June 30 Balance Sheet and expressed in U.S. dollars (on the basis of the exchange rate of E0.9699 = US$1).

   (c) Review of the Final June 30 Balance Sheet by Purchaser:

       (i) the Seller shall deliver to the Purchaser the Final June 30 Balance Sheet, together with the Auditor Review Letter, as soon as practicable, and in any event shall do so no later than August 31, 1999.

       (ii) The Purchaser shall have a period of ten (10) Paris business days from the date of receipt of the Final June 30 Balance Sheet (the "Examination Period") to review the Final June 30 Balance Sheet and indicate to the Seller whether it believes that the Final June 30 Balance Sheet was not properly prepared in accordance with French GAAP, applied on a basis consistent with the accounting principles set forth in the French Financial Statements as of and for the year ended December 31, 1998; provided, however,  that  the  amounts  in  the  Final  June  30
           Balance Sheet in respect of the Excluded Elements shall not be subject to the review of the Purchaser and shall be final and binding on the parties. The
           "Excluded Elements" are the revenue, cost and provision items relating to each of the long-term contracts derived from the Company's Quarterly Project Status Reports for June 1999 (the "QPSRs"), which the Purchaser acknowledges having reviewed prior to the date of this Agreement.

       (iii) In the event of such a belief (other than with respect to the Excluded Elements), the Purchaser shall send a notice of objection (the "Notice of Objection") to the Seller, no later than on the last day of the Examination Period. Any failure by the Purchaser to send a Notice of Objection to the Seller by such date shall conclusively mean that the Purchaser has accepted, without reservations, all of the terms of the Final June 30 Balance Sheet and the amount of the Purchase Price Adjustment as calculated by the Seller, and such Final June 30 Balance Sheet, and such amount shall then become final and binding on the parties.

       (iv) The Notice of Objection, if any, shall specifically mention each of the corrections to be made to the Final June 30 Balance Sheet and the resulting impact on the Purchase Price Adjustment, and shall state the reasons therefor. All items of the Final June 30 Balance Sheet not objected to by the Purchaser in the Notice of Objection shall be deemed to have been accepted by the Purchaser and shall be final and binding on the parties.

       (v)In the event that a Notice of Objection is sent to the Seller, the Seller and the Purchaser shall use reasonable efforts to reach an agreement on the element(s) of the Final June 30 Balance Sheet objected to by the Purchaser and the resulting impact on the Purchase Price Adjustment. If such agreement is reached, then the agreement shall be final and binding on the parties.

   (d) Independent   Determination   of   the   Purchase    Price
       Adjustment:

       (i) In the event that no agreement has been reached between the parties thirty (30) days after the date of receipt by the Seller of the Notice of Objection, those points on which there is a disagreement shall be submitted to an independent auditor agreed upon by the parties (or, failing such agreement, an internationally recognized accounting firm appointed by the President of the Commercial Court of Paris) (the "Independent Auditor"), who shall act as an expert in accordance with the provisions of Article 1592 of the French Civil Code.

       (ii) The Independent Auditor shall perform such procedures as it considers appropriate to form an independent opinion on the components of the Final June 30 Balance Sheet that were not agreed upon between the parties. In making its determinations, the Independent Auditor shall apply French GAAP applied on a basis consistent with the accounting principles set forth in the French Financial Statements as of and for the year ended December 31, 1998. The review by the Independent Auditor of the Final June 30 Balance Sheet shall in no event include the Excluded Elements.

           The parties shall use their best efforts to cause the Independent Auditor to issue a report setting forth its determination with respect to the disputed items within thirty (30) days from the date of the appointment of the Independent Auditor. The Independent Auditor's calculation of the Final June 30 Net Worth (adjusting only for the items in dispute, which shall in no event include the Excluded Elements) and the resulting impact on the Purchase Price Adjustment shall be calculated in accordance with Section 1.4(a), and shall be final and binding on the parties.

       (iii) Each of the Seller and the Purchaser shall, and shall use its respective best efforts to ensure that their respective auditors, fully cooperate with the Independent Auditor and with each other. The Seller (prior to Closing) and the Purchaser (after Closing) shall further ensure the full cooperation of the Group Companies with the Independent Auditor and shall, in particular, cause the Group Companies to give the Independent Auditor access to all documents, books, records, data and other information of the Group Companies.

       (iv)     The  Independent Auditor's fees and disbursements
           shall   be  borne  equally  by  the  Seller  and   the
           Purchaser.

   (e) Payment of the Purchase Price Adjustment

       If the Purchase Price Adjustment is finally determined prior to the Closing Date, it shall be applied as an adjustment to the amount payable by the Purchaser pursuant to Section 1.3 and 2.3(b). Otherwise, the Purchase Price Adjustment shall be paid by the Seller to the Purchaser within five (5) days after the Purchase Price Adjustment is finally determined as provided above, by transfer of immediately available funds in U.S. dollars to an account designated by the Purchaser. If the Purchase Price Adjustment is not paid when due, then the Purchase Price Adjustment shall be payable together with interest thereon at one-month USD LIBOR plus 2.75% per annum, calculated from the date on which payment is due hereunder to the date of payment.


                            ARTICLE 2
                             CLOSING

2.1 Date and Place of Closing

   The closing of the sale and purchase of the Shares and the Related Equity Interests (the "Closing") shall take place on the later of:

       (i) the date (no later than November 1, 1999) designated by the Purchaser to the Seller in writing at least three Paris business days (for a Closing prior to September 15, 1999) or twenty Paris business days (for a Closing on or after September 15, 1999) prior to the designated date, and

       (ii)      the  satisfaction  or  waiver  of  all  of   the
           conditions precedent set forth in Section 8.1.

   The  Closing  shall  take  place at  the  offices  of  Cleary,
   Gottlieb,  Steen  & Hamilton, 41, avenue de  Friedland,  75008
   Paris.   The date of the Closing is herein referred to as  the
   "Closing Date".

2.2 Pre-Closing Operations

   (a) Prior to the Closing Date, the Company shall repurchase from the Seller and cancel 83,019 Shares, for a purchase price in cash of FF 123,400,000.

   (b) On the Closing Date, prior to the consummation of the closing operations described in Section 2.3:

       (i)the Purchaser shall pay to the Company in cash the US dollar equivalent of FF 123,400,000, translated on the basis of the Exchange Rate as of the Paris business day preceding the Closing Date; and

       (ii)     the  Seller  shall  cause  the  Company  (or  the
           relevant Group Companies) to transfer to the Purchaser or its designee the assets listed in Annex II hereto (the "Related Assets"), and to execute such documents or instruments as may be necessary in the reasonable judgment of Purchaser under the laws of the relevant jurisdictions to transfer full ownership of all of the Related Assets to the Purchaser or its designee.

2.3 Closing Operations

   (a) The Seller shall transfer and deliver to the Purchaser:

       (i) duly completed and signed transfer orders providing for the transfer of the ownership of all of the Shares (other than those repurchased pursuant to Section 2.2) to the Purchaser;

       (ii) unconditional resignation letters (including a waiver of all claims against any of the Group Companies), effective on the Closing Date, from the legal representatives of each of the Group Companies, including the members of their boards of directors or other similar governing bodies, with the exception of those persons notified by the Purchaser to the Seller in writing at least thirty days prior to the Closing Date;

       (iii) such documents and other instruments as may be necessary in the reasonable judgment of Purchaser under the laws of the relevant jurisdictions to transfer full ownership of all of the Related Equity Interests to the Purchaser; and

       (iv) a certified copy of the resolution of the Company's board of directors, approving, under the "clause d'agrement" provided in Article 13 of the by-laws of the Company, the transfer to the Purchaser of the Shares.

   (b) The Purchaser shall pay to the Seller in cash an amount in U.S. dollars equal to the Purchase Price, as modified in accordance with Section 1.3 hereof, and as further adjusted downward by the U.S. dollar equivalent of FF 123,400,000, translated on the basis of the Exchange Rate as of the second Paris business day preceding the Closing Date.

   (c) The Seller shall have transferred to the Purchaser all of its rights, and the Purchaser shall have assumed all of the Seller's obligations, in respect of any advances made by the Company to the Seller or by the Seller to the Company, as the case may be (the amount of such advances outstanding as of the Closing Date to be set forth in a list delivered by the Seller to the Purchaser no later than three Paris business days preceding the Closing
       Date). The amount of such advances shall be added to the Purchase Price (in the case of advances owing by the Company to the Seller) or subtracted from the Purchase Price (in the case of advances owing by the Seller to the Company).

   (d) The Seller, the Purchaser and Serimer Dasa SNC shall sign a research and development cooperation agreement in the form attached hereto as Annex III (the "Cooperation
       Agreement").

   (e) The Seller and the Company (or any other affiliate of the Purchaser designated in writing by the Purchaser at least three Paris business days prior to the Closing Date) shall sign a Charter Party in respect of the Polaris and 801 Derrick Pipelay Barges in the form attached hereto as Annex IV (the "Charter Party").

   (f) The Seller shall procure a Board meeting and a shareholders meeting of the Group Companies to be held on or before the Closing Date to effect any changes to directors of the Group Companies (subject to the occurrence of the Closing) which shall have been notified by the Purchaser to the Seller in sufficient time to permit the relevant nominations to be made within the periods legally required for notices in respect of such meetings.

2.4 Termination

   (a) Either party may terminate this Agreement by notice in writing to the other in the event that the Closing Date has not occurred on or before November 1, 1999, so long as the failure to consummate the transactions on or before such date did not result from the failure by the party seeking termination of this Agreement to fulfill any undertaking or commitment provided for herein that is required to be fulfilled by such party or its affiliates at or prior to the Closing.

   (b) Upon the delivery of a termination notice in accordance with subsection (a) above, this Agreement shall be of no further force or effect, and the parties shall have no further liability hereunder, except for (i) liability arising from a prior breach of the Agreement or as set forth in subsection (c) and (ii) the ongoing confidentiality obligation set forth in Section 9.2(a).

   (c) In the event that either party fails to consummate the transactions contemplated hereby to be consummated at the Closing by the date set forth in paragraph (a), other than as a result of the non-satisfaction of a condition set forth in Section 8.1, then the party failing to consummate such transactions shall pay to the other party US$25 million, as liquidated damages, by wire transfer of immediately available funds to an account specified by such other party, no later than five (5) Paris business days after the termination of this Agreement.

                            ARTICLE 3
                  REPRESENTATIONS OF THE SELLER

     The Seller hereby makes the following representations and warranties for the benefit of the Purchaser as of the date of this Agreement and, as qualified by the Update Exhibit, as of (i) the Closing Date (if on or prior to September 15, 1999), or (ii) the later of September 15, 1999, or the Update Delivery Date (if the Closing Date is after September 15, 1999):

3.1 Organization; Authority and Validity

   (a) The Seller is a societe anonyme duly organized and validly existing under the laws of France. The Seller has the corporate power and authority to enter into this Agreement and the other Seller Documents to which it is a party and to carry out its obligations hereunder and thereunder. The affiliates of the Seller owning the Related Equity Interests (the "Participating Affiliates") have the corporate power and authority to execute the documents and instruments referred in Section 2.3(a)(iii). "Seller Documents" shall mean this Agreement, the Charter Party, the Cooperation Agreement and the documents and instruments referred to in Section 2.3(a)(iii) with respect to the Related Equity Interests.

   (b) The execution of this Agreement and the other Seller Documents and the consummation of the transactions contemplated herein and therein have been duly authorized by all necessary corporate action on the part of the Seller and the Participating Affiliates.

   (c) This Agreement has been, and each of the other Seller Documents when executed will be, duly executed and delivered by the Seller or the Participating Affiliates, as the case may be, and constitutes, or in the case of each of the other Seller Documents will constitute, a legal, valid and binding obligation of the Seller or the Participating Affiliates, enforceable against them in accordance with its terms.

3.2 No Breach

   Neither the execution by the Seller of this Agreement or by the Seller or the Participating Affiliates of the other
   Seller Documents nor the consummation of the transactions contemplated herein and therein does or will:

       (i) conflict with or violate any provision of the by-laws or corporate governance documents of the Seller or the Participating Affiliates or any of the Group
           Companies;

       (ii) violate, conflict with or result in the breach of any contract, including any loan, guarantee or other agreement, to which the Seller or the Participating Affiliates or any of the Group Companies is a party (except for the credit facility entered into by the Group Companies and guaranteed by the Seller, described in paragraph 3 of Exhibit 3.12(a)); or

       (iii) constitute a violation by the Seller or the Participating Affiliates or any of the Group Companies of any laws or regulations or orders, judgments or decrees applicable to them or their properties; except for any such matters that would not, either individually or in the aggregate, prevent or delay in any material respect the ability of the Seller or the Participating Affiliates to perform its obligations under this Agreement or the other Seller Documents, or be reasonably likely to have a Material Adverse Effect on the Group Companies, taken as a whole. "Material Adverse Effect" shall mean any change or effect that would be material and adverse to the consolidated business, condition (financial or otherwise), results of operations, properties or prospects of specified persons or entities.

3.3 Consents

   No consent or authorization of, or registration or filing with, any person or entity or any governmental or regulatory body or any court or administrative tribunal is required to be obtained by the Seller, the Participating Affiliates or any of the Group Companies in connection with the execution of this Agreement and the other Seller Documents or the consummation of any of the transactions contemplated herein or therein.

3.4 Incorporation, Existence and Authority of the Group Companies

   (a) The Seller is the record and beneficial owner of 100% of the share capital of the Company, free and clear from any liens, charges, encumbrances and restrictions, escrow arrangements, preemptive rights, call options or other rights of third parties, or limitations of any kind, other than those set forth in the by-laws of the Company.

   (b) Set  forth  in  Exhibit  3.4  hereof  is  a  list  of  all companies, partnerships or other entities in which the Company or any of its subsidiaries owns an equity interest, specifying the Company's or any of its subsidiaries' ownership percentages, the name and percentage interest of any other equity holder and the jurisdiction of organization of each such entity. The companies listed in Exhibit 3.4 are referred to herein as the "Subsidiaries" and, together with the Company, as the "Group Companies". None of the Company or any of the other Group Companies has any current or contingent obligation to acquire any interest in any entity or any additional interest in any of the Subsidiaries (except such contingent obligations that may arise in the case of certain Subsidiaries in Africa where the local government or one of its agencies holding an interest in such
       Subsidiary   has   a   put  right   thereon   in   certain
       circumstances).

   (c) Each of the Group Companies is duly organized, and validly existing under the laws of the jurisdiction of its incorporation. Each of the Group Companies is duly qualified or registered to do business as a foreign corporation in the jurisdictions where it is required to qualify or register in order to conduct its business as presently conducted, except where the failure to be so qualified would not have a Material Adverse Effect.

   (d) Each of the Group Companies has the corporate power and authority to own, lease and operate the assets held or used by it, and carry out its activities in the manner in which they are currently carried out.

   (e) Except as set forth on Exhibit 3.4(e), during the last two years the business of the Company has been conducted only through the Group Companies.

   (f) Seller has  made  available  to  the  Purchaser  true  and
       correct   copies   of  the  charter,  by-laws   or   other
       organizational or constituent documents of each the  Group
       Companies.

3.5 Capital Structure

   (a) The Shares and all of the shares of the Subsidiaries are duly authorized, validly issued and fully paid. Except as set forth in Exhibit 3.5(a), the shares of the Subsidiaries held by the Company or one of the other Group Companies, or with respect to the Related Equity Interests only, by the Seller or any of its affiliates, are free and clear of all liens, charges, encumbrances and restrictions, escrow arrangements, preemptive rights, call options or other rights of third parties or limitations of any kind.

   (b) The corporate capital of each of the Group Companies is set forth in Exhibit 3.4, which also sets forth the total number of shares, warrants or securities issued by each of them. Except for such shares, warrants or securities, the Group Companies have not issued, nor approved the issuance of, any shares, warrants or securities of any nature whatsoever; and there are no options, promises, warrants or other agreements or undertakings pursuant to which any of the Group Companies is or may become obligated to issue or purchase or acquire any shares, warrants or other securities of any nature whatsoever.

3.6 Transfer of the Shares and the Related Equity Interests

   The Shares represent 100% of the capital and the voting rights of the Company. The Seller has the power under the Company's by-laws to sell the Shares to the Purchaser in accordance with this Agreement. The Seller has the power, subject to obtaining certain shareholder consents, which the Seller undertakes to obtain prior to Closing, under the constitutive documents of the Subsidiaries in respect of which there are Related Equity Interests, to sell, or to cause its Participating Affiliates to sell, the Related Equity Interests in accordance with this Agreement.

3.7 Accounts

   (a) The Seller has delivered to the Purchaser (i) the French GAAP balance sheet and income statement, and the related notes, of each of the Group Companies listed in Exhibit 3.7(a), audited to the extent an audit is required by applicable law or regulation, (ii) the audited French GAAP consolidated balance sheet and income statement and related notes of the Company and its consolidated subsidiaries, in each case for the years ended December 31, 1996, 1997 and 1998, together with the report thereon of Barbier Frinault & Autres (Arthur Andersen), statutory auditors, and (iii) the Estimated June 30 Balance Sheet and income statement of the Company and its consolidated subsidiaries for the six months ended June 30, 1999 (collectively (i), (ii) and (iii), the "French Financial Statements"). The French Financial Statements present fairly the financial position and results of operations of each Group Company or the Group Companies taken as a whole, as the case may be, as of and for the periods ended on their respective dates, and were prepared in accordance with French generally accepted accounting principles ("French GAAP"), applied on a consistent basis, except as set forth in the notes included in the French Financial Statements. The Seller has delivered to the Purchaser the audited US GAAP consolidated balance sheet, statement of cash flow and income statement, and related notes, of the Company and its consolidated subsidiaries for the years ended December 31, 1996 (in the case of the income statement and statement of cash flow), 1997 and 1998, together with the report thereon of Barbier Frinault & Autres (Arthur Andersen), statutory auditors, (the "US Financial Statements"). The US Financial Statements present fairly the financial position and results of operations of the Group Companies taken as a whole, as of and for the periods ended on their respective dates, and were prepared in accordance with US generally accepted accounting principles("US GAAP"), applied on a consistent basis except as set forth in the notes thereto.

   (b) Except as set forth in Exhibit 3.7(b), since June 30, 1999, no event (other than any event that is of a general application to all or a substantial portion of the
       Company's  industry)  has,  to the  knowledge  of  Seller, occurred that, individually or together with other similar events, could reasonably be expected to constitute or cause a Material Adverse Effect on the Group Companies, taken as a whole.

   (c) As of June 30, 1999, the Group Companies did not have any material liability or obligation (including without limitation in respect of any borrowings), whether known or unknown, absolute, accrued, contingent or otherwise, that is not disclosed in the French Financial Statements or in Exhibit 3.7(c).

   (d) During the period from June 30, 1999 to the date hereof, except as set forth in Exhibit 3.7(d) and except for current liabilities for trade or business obligations incurred since such date in connection with the purchase of goods or services in the ordinary course of the business and consistent with past practices, no Group Company has incurred any material liability or obligation, whether known or unknown, absolute, accrued, contingent or otherwise and none of the Group Companies have taken any actions or agreed to take any actions since that date that are prohibited after the date hereof by Section 5.1 (other than subsection (r) thereof).

   (e) The French Financial Statements and the US Financial Statements utilize principles of revenue and cost recognition for long term projects and include provisions for operational risks and charges with respect to the Group Companies, which have been established in accordance with French GAAP applied on a consistent basis except as set forth therein (in the case of the French Financial Statements) or US GAAP applied on a consistent basis except as set forth therein (in the case of the US Financial Statements). The Excluded Elements have been reflected in the Estimated June 30 Balance Sheet, and will be reflected in the Final June 30 Balance Sheet, on the basis of the QPSRs for June 30, 1999. The other provisions for operational risks and charges of the Group Companies have been determined taking into account the items listed in Exhibit 3.7(c).

   (f) The Purchaser acknowledges that (i) it has been given access to the long term Material Contracts of the Group Companies set forth on Exhibit 3.12(a) and (ii) it recognizes the subjective nature of financial projections and provisioning policies on long term contracts. Accordingly, notwithstanding anything to the contrary set forth in this Agreement, the Seller makes no representation and gives no warranty with respect to revenue and cost recognition and provisions in respect of long-term contracts, other than that they have been established in accordance with French GAAP applied on a consistent basis (with respect to the French Financial Statements) or in accordance with US GAAP applied on a consistent basis except as set forth therein (with respect to the US Financial Statements).

   (g) All accounts  receivable included in the French  Financial
       Statements  are  properly  reflected  in  the  books   and
       records of the Group Companies.

   (h) There are no material differences between the carrying value of the investment in each unconsolidated subsidiary included in the Group Companies and the Group Companies' proportionate share of underlying equity of such entity.

3.8 Movable Property and Businesses ("Fonds de Commerce")

   (a) All property, installations, equipment and assets (whether real, personal or mixed and whether tangible or intangible) purported to be owned and used by the Group Companies to conduct their business, including the vessels described in Exhibit 3.8(a) (the "Vessels"), are either fully owned by the Group Companies and are not the subject of material liens, pledges, charges, encumbrances or other third-party rights or agreements, or are used by the Group Companies under the terms of a valid lease or finance lease ("credit bail") agreement. To the best of the Seller's knowledge, except for the Vessels (which are separately covered below), all movable property, installations, equipment and buildings and structures are usable for their intended purpose. Except as set forth on Exhibit 3.8(a), the owned and leased property and assets of the Group Companies constitute all of the property and assets used in the conduct of the Group Companies business during the last 12 months (except for any property or assets acquired or sold during that period in the ordinary course of business) and as now conducted and the consummation of the transactions contemplated by this Agreement will not result in the loss of the use of any property or assets owned or leased by the Group Companies (other than as a result of changes in commercial relationships that may result from the change in ownership of the Company).

   (b) To the best of Seller's knowledge, all of the Vessels are in all respects seaworthy and have been properly maintained. The portion of the Vessels DLB 801 and DLB Polaris that are owned by Seller are fully owned by the Seller, and are not the subject of any liens, pledges, charges, encumbrances or other third-party rights or agreements (other than the existing lease to the Company, which the Seller covenants and promises to terminate prior to the Closing Date). The Seller and the Company together fully own the "Polaris" and the "DLB 801" and all of the related equipment, inventory of supplies, stores and spare parts.

   (c) Each of the Vessels is registered under the classes and with the port of registries and classification societies set forth in Exhibit 3.8(a). All fees of the registries in question have been paid in full up to and including the date hereof and there are no outstanding amounts payable nor has anything been done whereby such registration may be forfeited or imperiled. No applications have been made to change the name of any Vessel.

   (d) To the best of Seller's knowledge, the Vessels are (i) in material compliance with all rules, regulations, requirements, recommendations and notations of the classification society with which they are registered affecting their classification and (ii) equipped in accordance with the applicable regulations of their country of registration.

   (e) Except as set forth in Exhibit 3.8(e), the Group Companies' businesses ("fonds de commerce") have in all material respects been operated in accordance with applicable laws, regulations, orders, injunctions and decrees. Except as set forth in Exhibit 3.8(e) the Group Companies have full ownership of such businesses, and such businesses are not the subject of any liens, pledges, charges, encumbrances, third-party rights or agreements whatsoever, nor of any claims or actions of any nature whatsoever.

3.9 Intellectual or Industrial Property

   Except as set forth in Exhibit 3.9:

   (a) All (i) patents, patent applications, trademarks, service marks and registrations therefor, trade names, copyrights, copyright registrations, logos, proprietary computer software, proprietary technology, slogans and all other proprietary rights of any kind or character, wherever located, which are used or being developed in connection with the business of any of the Group Companies and the confidential information owned by or licensed to and used by any of the Group Companies in connection with the know-how, processes or assets or in the conduct of the business of any of the Group Companies, and (ii) engineering, tooling patterns, manuals, catalogs, brochures, sales literature, promotional and other selling materials, nonproprietary computer software, microfilm records, drawings, specifications, nonproprietary technology, and all other nonproprietary rights of any kind or character and wherever located which are used or being developed in connection with the business of any of the Group Companies, and other industrial or intellectual property rights ("IP Rights") which are used by the Group
       Companies in carrying out their activities are either owned by the Group Companies or are used pursuant to a valid license or similar agreement, none of which are terminable as a result of the consummation of the transactions contemplated by this Agreement.

   (b) A complete and up-to-date list of all IP Rights registered or for which registration is pending in the name of any of the Group Companies is attached hereto as
       Exhibit 3.9. The aforesaid IP Rights are not the subject of any liens, pledges, charges, encumbrances or third-party rights, restrictions or agreements whatsoever, nor to the best of the Seller's knowledge, of any claims or actions by any third party seeking to invalidate or place restrictions on such rights. The Group Companies have paid all fees and have carried out all formalities necessary to ensure that all IP Rights are validly registered in the jurisdictions set forth on Exhibit 3.9.

   (c) None of the Group Companies has asserted any claims or actions against any third party for infringement of any of the IP Rights listed in Exhibit 3.9 during the two year period preceding the date of this Agreement, and to the best knowledge of Seller, no person is infringing or has infringed within the two years prior to the date hereof, any of the IP Rights, or has misappropriated or improperly disclosed any trade secret, confidential information or know-how related to the business of the Group Companies.

   (d) None of the Group Companies has, to the best knowledge of the Seller, participated in any infringement of any industrial or intellectual property rights owned by any third party during the two year period preceding the date of this Agreement, and to the best knowledge of Seller, no person has asserted that any of the Group Companies is infringing or has infringed within the two years prior to the date hereof, any IP Right of such person, or has misappropriated or improperly used or disclosed any trade secret, confidential information or know-how.

   (e) A listing of all agreements relating to IP Rights to which any of the Group Companies is a party (i) under which royalties presently are payable or may in the future become payable by or to any of the Group Companies or (ii) that materially restrict the use of the IP Rights by the Group Companies, is set forth on Exhibit 3.9.

3.10 Tax and Social Security

   (a) Except as set forth in Exhibit 3.10(a):

       (i) the Group Companies have filed by their deadlines correctly completed tax and social security reports and returns with the competent authorities;

       (ii) the Group Companies are not delinquent in the payment of any Taxes, duties and contributions payable by them (other than amounts that the Group Companies are contesting in good faith and are properly reserved in the June 30 Balance Sheet in accordance with French
           GAAP);

       (iii) the reserves and provisions for accrued Tax and social security liabilities set forth in the Estimated June 30 Balance Sheet are adequate.

   When used in this Agreement, "Taxes" shall mean any federal, state, local or foreign income, profit, franchise (including without limitation those that are based on net worth, capitalization, income or total assets), sales, use, transfer, real property transfer, recording, value added, fringe benefits tax, real or personal property or other taxes, assessments, fees, levies, duties (including without limitation customs duties and similar charges), deductions or other charges of any nature whatsoever (including without limitation interest and penalties) imposed by any law, rule or regulation.

   (b) Except as set forth in Exhibit 3.10(b), none of the Group Companies is the subject of any tax or social security audit or control, or has received any request for information from the tax or social security authorities.

   (c) The Seller has made available to the Purchaser complete and accurate copies of all material tax and social security reports and returns filed by any of the Group
       Companies since January 1, 1997.

3.11 Insurance

   (a) Seller has  made available to Purchaser (as summarized  in
       Exhibit 3.11(a)): (i) true and complete copies of all cover note summaries of all material policies of insurance to which any of the Group Companies is a party or under which any of the Group Companies or their assets or the "Polaris" or "DLB 801" is or has been covered at any time within the two (2) years preceding the date of this Agreement (other than policies of insurance of third parties, including J. Ray McDermott S.A. and its affiliates and customers of the Group Companies, providing coverage for the Group Companies); (ii) true and complete copies of all pending applications for policies of insurance for which summary cover notes have not yet been issued; and (iii) any written statement by the auditor of any of the Group Companies' financial statements for the period beginning January 1, 1996 with regard to the adequacy of such entity's coverage or of the reserves for claims.

   (b) Exhibit 3.11(b) describes: (i) any self-insurance arrangement by or affecting any of the Group Companies, including any reserves established thereunder; (ii) any contract or arrangement, other than a policy of insurance, for the transfer or sharing of any risk by any of the Group Companies; and (iii) all obligations of the Group Companies to third parties with respect to insurance under customer contracts and lease agreements and identifies the policy under which such coverage is provided.

   (c) Exhibit 3.11(c)  sets  forth, by  year,  for  the  current policy year and as of year-end for each of the two preceding policy years: (i) a summary of the loss experience under each policy covered by Section 3.11(a)(i); (ii) a statement describing each claim under each such insurance policy for an amount in excess of $250,000, which sets forth: (A) the name of the claimant; (B) a description of the policy by type of insurance; (C) the amount and a brief description of the claim; and (D) the amount of the claim still outstanding; and (iii) the amount of any deductibles thereunder not yet met.

   (d) Except as set forth on Exhibit 3.11(d): (i) all policies to which any Group Company is a party or that provide coverage to any of the Group Companies covered by Section 3.11(a): (A) are valid, outstanding, and enforceable;
       (B) are issued by an insurer that is financially sound and reputable; (C) taken together, provide customary and reasonable insurance coverage for all risks normally insured against by a person carrying on the same business or businesses as the Group Companies; (D) are sufficient for compliance with all legal requirements and contracts to which any of the Group Companies is a party or by which any of them is bound; (E) will continue in full force and effect following the consummation of the transactions contemplated by this Agreement; and (F) do not provide for any retrospective premium adjustment or other experienced-based liability on the part of any of the Group Companies; (ii) neither Seller nor any of the Group Companies has received during the last two years
       (A) any refusal of coverage or any notice that a defense will be afforded with reservation of rights, or (B) any notice of cancellation or any other indication that any insurance policy is no longer in full force or effect or will not be renewed or that the issuer of any policy is not willing or able to perform its obligations thereunder; (iii) the Group Companies have paid all premiums invoiced and due (subject to normal administrative processing delays), and have otherwise performed all of their respective obligations, under each policy to which any of the Group Companies is a party or that provides coverage to Seller in respect of the Polaris or the DLB 801 or to any of the Group Companies or director thereof; and (iv) the Group Companies have given notice to the insurer of all claims that the Company's risk management department is currently aware of that may be insured thereby.

3.12 Contracts

   (a) Set forth in Exhibit 3.12(a) is a list of all of the following, including amendments and supplements thereto
       (collectively, "Material Contracts"):

       (i)leases or other contracts involving obligations on the part of any of the Group Companies to pay amounts to any party other than another Group Company in excess of US$1 million in the aggregate (it being understood that individual purchase orders placed in the ordinary course of business shall not be considered "contracts" for this purpose, although master agreements covering multiple purchase orders shall be considered "Contracts");

       (ii) contracts or agreements under which the Group Companies are expected to receive revenues in any years (other than prepaid revenues) that represent more than one percent (1%) of the forecasted consolidated revenues of the Group Companies for 1999;

       (iii)    loans,  guarantees or credit, finance,  lease  or
           security   agreements  to  which  any  of  the   Group
           Companies is a party (with any party other than another Group Company);

       (iv) contracts or other agreements between any of the Group Companies and any of its officers (which term shall, in this Agreement, refer in particular to President-directeur general, President du Directoire, Gerant, Directeur General, Directeur General Adjoint, Secretaire General, Directeur Financier, Directeur Commercial, Directeur Technique and other individuals having the same level of responsibility) or directors (which term shall, in this Agreement, refer in particular to any administrateur, or membre du
           Conseil de surveillance or membre Directoire), or members of their respective families, or any shareholder of any of the Group Companies (other than the constitutive documents of the entities listed in
           Exhibit 3.4) or its or their officers or directors, or members of their respective families;

       (v) joint venture or joint bidding agreements or other contracts involving the sharing of profits, losses, costs or liabilities (other than the constitutive documents of the entities listed in Exhibit 3.4);

       (vi) any contracts terminable by the other party upon a change of control of any of the Group Companies;

       (vii) any agreements containing covenants that purport to restrict the business activity of any of the Group Companies (other than the constitutive documents of the entities listed in Exhibit 3.4) or limit the freedom of any of the Group Companies or any of their employees to engage in any line of business or to compete with any Person;

       (viii)   any  collective  bargaining or similar  agreement
           to   or   with  any  labor  union  or  other  employee
           representative of a group of employees of any of the Group Companies;

       (ix) any power of attorney currently effective (other than powers of attorney held by employees of the Group Companies); and

       (x)any sales representative, foreign agent's agency or distribution agreement or agreement providing for the payment to or by any person based on sales, purchases or profits (other than direct payments for goods).

   (b) Except as set forth in Exhibit 3.12(b), none of the Group Companies is in default under any of the Material Contracts as a result of which another party thereto has the right to terminate any such Material Contract before the stated expiration of its term or which could reasonably be expected to result in material damages, and no Group Company has notified the other party to any Material Contract in writing of a material breach of such other party's obligations thereunder and, to the best of Seller's knowledge, (i) there are no defaults under any Material Contract by any other party thereto and (ii) no events have occurred that solely as a result of the lapse of time or the giving of notice would result in any defaults thereunder. Each Material Contract is in full force and effect, and true and correct copies thereof have been made available to the Purchaser.

   (c) Except as expressly set forth above, the Seller makes no representation and gives no warranty with respect to the Material Contracts. Without limiting the generality of the foregoing, the Seller makes no representation and gives no warranty as to the profitability (present or future) of any of the contracts described in subsection
       (a)(ii).

   (d) Except as contemplated with the Purchaser under the terms of this Agreement, neither the Seller nor any of the
       Seller's affiliates are bound under or a party to any contract or other agreement (i) regarding the consolidation or merger of any of the Group Companies with or into any such person or persons (ii) regarding the sale, conveyance or disposition of all or substantially all or a large portion of the assets of any of the Group Companies or a transaction or series of related transactions in which any voting securities of any the Group Companies would be issued, transferred or disposed of, or (iii) regarding any other form of acquisition, liquidation, dissolution or winding up of any of the Group Companies.

3.13 No Legal Proceedings

   Except as indicated in Exhibit 3.13, there are no judicial, administrative, investigative or arbitration proceedings, whether civil or criminal, pending or, to the best of the Seller's knowledge, threatened against any of the Group Companies or current or former employees in connection with their employment, which, if determined adversely with respect to such Group Company, would result in a liability in an amount exceeding 10 million French francs, or the equivalent in any other currency.

3.14 Compliance with Law

   Except as indicated in Exhibit 3.14, the Group Companies' activities are in all material respects carried out in compliance with the permits and consents required for the performance of their activities and with all laws, legislation and regulations which are presently applicable to them. Neither Seller nor any of the Group Companies is subject to any outstanding order, writ, injunction or decree that would have a Material Adverse Effect on the business of the Group Companies, taken as a whole, as conducted during the last 12 months or as currently conducted or would prevent or delay in any material respect the consummation of the transactions contemplated hereby. The provisions of the 1997 OECD Convention on combating bribery of foreign public officials in international business transactions have been incorporated into the standard form of agent agreement used by the Group Companies.

3.15 Licenses

   (a) The Group Companies (i) own, or hold rights lawfully to use in the operation of their businesses, all licenses, permits, concessions, franchises, consents, orders or authorizations or registrations of governmental or administrative bodies (collectively, "Licenses") which are necessary for the Group Companies to conduct their businesses as now conducted and (ii) all such Licenses are in full force and effect, and the Group Companies are in compliance with their obligations under such Licenses in all material respects.

   (b) Except as set forth in Exhibit 3.8(e) with respect to the Warri yard property, there are no proceedings of any nature pending or, to the best knowledge of Seller, threatened against any of the Group Companies which are reasonably likely to result in the withdrawal, suspension or modification of any of the Licenses owned or used by the Group Companies.

3.16 Environment

   Except as indicated in Exhibit 3.16, the Group Companies have carried out their activities in compliance in all materials respects with environmental legislation and regulations applicable to them, their assets and their operations. The Group Companies have obtained and currently hold all environmental Licenses or, where applicable, have filed the necessary declarations with the relevant authorities, required for the performance of their activities, and the Group Companies are complying in all material respects with such Licenses. Except as disclosed on Exhibit 3.16, (i) there is no physical condition existing on any property now or previously owned or operated by any of the Group Companies (nor are there any physical conditions existing on any other property that may have been impacted by the operations of the Group Companies) and (ii) the Group Companies have not handled or disposed of any substance, arranged for disposal of any substance, exposed any employee or other person to any substance or condition or operated any facility in any manner in any case which could reasonably be expected to give rise to any remedial obligation under environmental, health or safety laws or which could result in any liability for the Group Companies to any third person claiming damage to persons, property or natural resources.

3.17 Labor Matters

   (a) Except as described in Exhibit 3.17(a), no Group Company maintains or participates or permits employees to participate in any compensation, bonus, profit-sharing, pension, retirement, stock option or purchase, severance pay, life, health, medical, disability or accident insurance, vacation or other employee benefit plan or program in excess of the employee profit participations required by applicable law in the jurisdictions in which the Group Companies operate (a "Plan"). The Group Companies are in compliance in all material respects with all of the Plans.

   (b) Except as indicated in Exhibit 3.17(b), none of the Group Companies has entered into any contracts with any of its employees which provide, in the event of termination, for a notice period or payment of an indemnity which exceeds that provided for by applicable legislation, regulations and collective bargaining agreements.

   (c) Except as set forth in Exhibit 3.17(c), there have not occurred, or to the best knowledge of Seller been threatened, any strikes, work stoppages or other similar labor actions by any group of employees of any of the Group Companies during the two-year period preceding the date of this Agreement.

   (d) Except as set forth in Exhibit 3.17(d), no breach of contract and/or denial of fair representation (delit d'entrave) claim has been filed or is pending against any of the Group Companies and/or any labor organization representing employees of any of the Group Companies; no citation has been issued by any labor inspector or other authority responsible for the supervision of compliance with labor related rules against any of the Group Companies and no notice of contest or enforcement proceeding involving any of the Group Companies has been filed or is pending.

   (e) Except as set forth in Exhibit 3.17(e), no employees of the Group Companies or persons representing the interests of such employees have ever made claims to any administrative (including the social security office) or judicial authorities, to be compensated for the harm they suffered as a result of an asbestos-related illness recognized as an occupational illness within the meaning of the French Social Security Code and no allegation of inexcusable fault which may allegedly have been committed by the Group Companies has either been made by such employees (or persons representing their interests) or upheld by the competent administrative or judicial authorities (including the social security tribunal).

   (f) The Company has notified its Comite d'Entreprise and, to the extent required, other employee representatives of the Group Companies of the transactions contemplated hereby in accordance with applicable law.

3.18 Intermediaries

   Neither the Seller nor any of the Group Companies has entered into any agreements with any intermediaries or advisors whatsoever which would bind one of the Group Companies to pay, either directly or indirectly, any remuneration, commissions or fees as a result of the signature of this Agreement or the performance of the obligations contemplated herein or in the other Seller Documents.

3.19 Disclosure

   All documents and other papers included in the data room documents provided to the Purchaser by or on behalf of the Seller or the Seller's affiliates in connection with this
   Agreement and the transactions contemplated herein are accurate and authentic. The representations and warranties of Seller in this Agreement and in the other Seller Documents do not contain any untrue statement of a material fact or omit to state any material fact necessary to make the statements made therein, in the context in which they are made, not false or misleading. To the best knowledge of Seller, there are no facts or circumstances that are reasonably likely to have a Material Adverse Effect on the Group Companies taken as a whole that have not been disclosed to Purchaser in this Agreement, in the exhibits hereto or in the other documents provided to the Purchaser in connection with the transactions contemplated hereby. The Seller's representations in this Section 3.19 are made exclusively in connection with the transactions contemplated hereby, and the Seller makes no representation in relation to the use by the Purchaser of any information provided by the Seller or any of the Group Companies for any other purpose.

3.20 Year 2000 Compliance

   The Seller has disclosed to the Purchaser the Group Companies' plans designed to address the operational issues of the computers and computer systems used in connection with the Group Companies' business (including software and hardware, referred to in this case as the "IT System") which are expected to arise in connection with the change in year from 1999 to 2000, including any related change in the field configuration containing date information within the IT System and the estimated cost of implementing any required upgrades and/or amendments.

3.21 Interpretation

   The Seller acknowledges that it is the owner of 100% of the outstanding share capital of the Company, and that it is a member of the Board of Directors of (and controls) the Company. In connection with the transactions in this
   Agreement, the Seller has made such preparations and participated in such discussions with management of the
   Company as is normal and appropriate for a party in the position of the Seller. Accordingly, where any statement is qualified in this Article 3 by the expression "so far as the Seller is aware" or "to the best of the Seller's knowledge" or any similar expression, that statement shall mean information actually known to (i) the Seller or any officer or director of Seller or the Company or entity that controls either of such corporations or entities and (ii) information that Seller or any officer or director of Seller or the Company should reasonably be expected to have obtained as a result of their position as an officer, director or shareholder.

3.22 Update Exhibit

   (a) On the tenth Paris business day prior to the Closing Date (the "Update Delivery Date"), the Seller may deliver to the Purchaser an Exhibit (the "Update Exhibit") setting forth events occurring between the date hereof and the Update Delivery Date that, in the absence of the Update Exhibit, would render any of the representations and warranties of the Seller untrue as of the Update Delivery Date. The Update Exhibit shall include, with respect to each item mentioned therein, the date on which the Seller believes that the relevant event occurred.

   (b) The Seller hereby warrants to the Purchaser that the representations and warranties set forth in Article 3 hereof will be true and correct as of (i) the Closing Date (if on or prior to September 15, 1999), or (ii) the later of September 15, 1999 or the Update Delivery Date (if the Closing Date is after September 15, 1999), in any such case as though made on such date, except as to any matters that occur between the date of signature of this Agreement and the Update Delivery Date that are set forth on the Update Exhibit.

   (c) The Update Exhibit shall be deemed to update and amend the representations and warranties provided for in this
       Article 3 as of the Update Delivery Date. Except as set forth in Section 3.22(d), the Seller shall not be deemed to be in breach of any of its representations and warranties with respect to any matters disclosed in the Update Exhibit, and the Update Exhibit shall, subject to
       Section 3.22(d), discharge the Seller from its indemnification obligation under Article 7 in connection with disclosures made therein. The delivery of the Update Exhibit shall not, however, limit the Purchaser's right not to consummate the transactions contemplated herein, if the conditions precedent to the Closing contemplated by Section 8.1(b) have not been satisfied.

   (d) Notwithstanding the foregoing, the Seller shall not be discharged from its indemnification obligation under
       Article 7 with respect to any matter disclosed in the Update Exhibit that arises out of an event occurring prior to September 15, 1999, except for:

       (i) any event arising from any acts taken or omitted to be taken in accordance with the instructions of the Purchaser given pursuant to Article 5, or which the Purchaser has been deemed to have approved pursuant to Article 5, or

       (ii) any event that would, if reflected in a consolidated balance sheet of the Seller as of September 15, 1999, constitute an Excluded Element (determined as if the QPSRs were prepared as of September 15, 1999 rather than June 30, 1999).

   (e) In addition,  notwithstanding the  foregoing,  the  Seller
       shall   not   be   discharged  from  its   indemnification
       obligation under Article 7 with respect to the matters described on Annex V.


                            ARTICLE 4
                REPRESENTATIONS OF THE PURCHASER

     The Purchaser hereby makes the following representations and warranties for the benefit of the Seller as of the date of this Agreement and as of the Closing Date:

4.1 Organization; Authority and Validity

   (a) The Purchaser is a corporation duly organized, validly existing and in good standing under the laws of the State of Louisiana. The Purchaser has the corporate power and authority to enter into this Agreement and the other
       Purchaser Documents and to carry out its obligations hereunder and thereunder. "Purchaser Documents" shall mean this Agreement, the Charter Party (if the Purchaser is a party thereto) and the Cooperation Agreement.

   (b) The execution of this Agreement and the other Purchaser Documents and the consummation of the transactions contemplated herein and therein have been duly authorized by all necessary corporate action on the part of the Purchaser.

   (c)This Agreement has been, and each of the other Purchaser Documents when executed will be, duly executed and delivered by the Purchaser and constitutes, or in the case of each of the other Purchaser Documents will constitute, a legal, valid and binding obligation of the Purchaser, enforceable against it in accordance with its terms.

4.2 No Breach

   Neither the execution by the Purchaser of this Agreement or the other Purchaser Documents nor the consummation of the transactions contemplated herein or therein does or will:

       (i)conflict   with  or  violate  any  provision   of   the
          certificate   of  incorporation  or  by-laws   of   the
          Purchaser;

       (ii) violate, conflict with or result in the breach of any contract to which the Purchaser is a party; or

       (iii)    constitutes a violation by the Purchaser  of  any
          laws   or   regulations  applicable  to   it   or   its
          properties;

   except for any such matters that would not, either individually or in the aggregate, prevent or delay in any material respect the ability of the Purchaser to perform its obligations under this Agreement or the other Purchaser Documents.

4.3 Consents

   Except for filings under the U.S. securities laws, no consent or authorization of, or registration or filing with, any governmental or regulatory body or any court or administrative tribunal is required to be obtained by the Purchaser in connection with the execution of this Agreement and the other Purchaser Documents or the consummation of any of the transactions contemplated herein or therein.


                            ARTICLE 5
                     COVENANTS OF THE SELLER

5.1 Management Between the Date Hereof and the Closing Date

   Between the date hereof and the Closing Date, except as provided herein or as otherwise agreed in writing by the Purchaser, the Seller shall (x) cause the Group Companies not to undertake any actions that are intended to result in a breach of the representations and warranties set forth in
   Article 3 and (y) cause each of the Group Companies:

   (a) to carry  out its activities solely within the normal  and
       ordinary   course   of  business  consistent   with   past
       practices, with reasonable diligence and as a prudent manager (bon pere de famille);

   (b) to preserve its present relationships with customers, suppliers and other persons with which it has significant business relations, except for changes in such relationships that are made in the ordinary course of business;

   (c) in the  case of the Company not to decide upon,  or  make,
       any   distribution  of  profit  or  reserves,  except   as
       expressly contemplated herein;

   (d) not to be a party to any merger, split or consolidation, or to sell all or a substantial part of its assets or businesses, and not to make any change to its capital, or issue securities of any nature whatsoever, including without limitation shares, convertible securities, preferred instruments or warrants or options to acquire shares; and

   (e) not to modify its by-laws;

   (f) not to redeem, purchase or otherwise acquire or offer to acquire any of its shares;

   (g) not to acquire (by merger, consolidation or acquisition of stock or assets) any interest in any corporation, partnership or other business organization or division thereof nor enter into any joint venture, partnership and/or exclusivity arrangement with any third party nor any arrangement which could restrict the ability of any Group Company to undertake any form of business;

   (h) not to pledge, charge, mortgage, grant any security interest in, or otherwise encumber any of its assets, except in the ordinary course of business and in a manner consistent with past practices;

   (i) not to enter into, amend and/or terminate any contract or agreement under which revenue is expected to be earned or payments are expected to be made in excess of US$7,500,000 (or its equivalent in any other currency), except that this restriction shall not apply to any contract entered into in response to any bid in which both a Group Company and a the Purchaser or one of its affiliates is or is likely to be invited to bid, or the entry into any contract in respect of which a binding bid has been made prior to the date hereof;

   (j) not to authorize any capital expenditure in an amount in excess of US$1,000,000 (or its equivalent in any other currency) or capital expenditures in excess of US$10,000,000 (or its equivalent in any other currency) in the aggregate;

   (k) not to increase compensation of any officer, director or employee or grant any severance or termination pay, except in the ordinary course of business and in a manner consistent with past practice, or as required by applicable law;

   (l) not to make any payment under any employee benefit plan, except in the ordinary course of business and in a manner consistent with past practice or as otherwise required by such plan as in effect at the date hereof;

   (m) not to loan or advance money to any person (other than another Group Company) under any circumstance whatsoever except for credit transactions with customers on terms consistent with past practice and in the aggregate not exceeding US$10,000,000;

   (n) not to do any act or omit to do any act which would reasonably be expected to cause a material breach of any contract commitment or obligation;

   (o) to maintain all existing insurance policies relating to the Group Companies in full force and effect;

   (p) not dispose of or grant or agree to dispose of or grant any option in respect of any assets valued in excess of US$500,000 (or its equivalent in any other currency) except in the ordinary course of business and in the aggregate not exceeding US$5,000,000;

   (q) not to change any Group Company's accounting reference date or methods (except as required by changes in local accounting regulations);

   (r) not initiate, compromise, waive or settle any litigation, arbitration or mediation proceedings or claims in an amount over US$1,000,000;

   (s) not create  any  new  financial debt  in  an  amount  over
       $250,000, other than short-term indebtedness under working capital lines incurred in the ordinary course of business, or any debt incurred to refinance or in substitution for debt existing on June 30, 1999, or any replacement therefor, on terms no less favorable to the Group Companies than the existing debt being replaced;

   (t) not to enter into any transaction with the Seller or any of its affiliates (other than another Group Company), except in the ordinary course of business consistent with past practice, on arm's length terms; and

   (u) not make any commitment to do any of the foregoing.

   In the event that the Seller or any Group Company requests the approval of the Purchaser by notice in accordance with
   Section 9.8 of any of the matters referred to above, the Purchaser shall respond to such request within 72 hours, or in the case of matters referred to in subsections (i) above within 48 hours, failing which such request shall be deemed to have been granted.

5.2 Access to Facilities

   The Seller shall cause the Group Companies to permit the Purchaser and its representatives to inspect the facilities of the Group Companies and otherwise have full access during normal business hours upon reasonable prior notice, to the employees, statutory auditors, facilities and books and records and documents of the Group Companies, permit Purchaser or its agents to inspect and conduct nondestructive testing of any of the facilities of the Group Companies, and furnish to Purchaser's representatives all information concerning the business as Purchaser may reasonably request, in each case except to the extent that such access, testing, inspection or furnishing of information would materially interfere with the ability of the Group Companies to conduct business in accordance with the requirements of Section 5.1.

5.3 Information for Financing

   The Seller shall take reasonable measures, and cause the Group Companies to take reasonable measures, to cooperate with and assist the Purchaser (upon request by the Purchaser) in the preparation of any information required by the entities proposing to provide financing for the transactions contemplated hereby or required to be included in any filings made by Purchaser with the US Securities and Exchange Commission (the "SEC"), including obtaining customary consents and comfort letters from its statutory auditors and customary legal opinions. The Purchaser acknowledges and agrees that (i) neither the Seller nor the Group Companies shall have any liability for the use made by the Purchaser of any documents, materials or information provided to the Purchaser pursuant to Section 5.3, (ii) the information furnished by the Purchaser to its financiers and in its SEC filings is the sole responsibility of the Purchaser, and the Purchaser shall not represent to any party that such information is the responsibility of the Seller or the Group Companies, and (iii) the Purchaser shall indemnify and hold harmless the Seller and the Group Companies against any damages, losses, claims (including fines, judgments and assessments), liabilities, actions, obligations and expenses and costs (including reasonable attorneys' fees) arising from the use by the Purchaser of any information or materials furnished pursuant to this Section 5.3, including without limitation any liability arising under the U.S. federal or state securities laws.

5.4 US June 30 Financial Statements

   As soon as reasonably practicable after the date hereof, and in any event no later than August 31, 1999, the Seller shall furnish, or cause the Company to furnish, to the Purchaser a consolidated income statement, balance sheet and statement of cash flow (excluding the related notes, which shall be delivered as soon as reasonably practicable thereafter) for the Company and its consolidated subsidiaries as of and for the six months ended June 30, 1999, prepared in accordance with U.S. GAAP applied on a consistent basis with the accounting principles used in the US Financial Statements as of and for the year ended December 31, 1998, except as stated therein. Upon delivery of such financial statements to the Purchaser, the Seller will be deemed to have made the representations and warranties set forth in Section 3.7(a) also with respect to such financial statements, with references in Section 3.7(a) to the US Financial Statements being deemed to include references to such June 30, 1999 financial statements.


                            ARTICLE 6
            COVENANTS OF THE PURCHASER AND THE SELLER

6.1 Consents

   The Seller agrees to obtain the shareholder consents referred to in Section 3.6 on or prior to the Closing Date.

6.2 Performance Bonds and Guarantees

   (a) The Purchaser agrees to obtain the release of the Seller, effective no later than the Closing Date, from the Seller's obligations under (i) the guarantees, performance bonds and other instruments listed in Exhibit 6.2(a) with expiration dates (date d'echeance) after December 31, 1999, and (ii) renewals of the credit guarantees listed in Exhibit 6.2(a) (identified therein by a blank under the column "affaire").

   (b) The Purchaser shall reimburse the Seller promptly upon first demand for any payments made by the Seller after the Closing Date under the guarantees, performance bonds and other instruments listed in Exhibit 6.2(a) with expiration dates on or prior to December 31, 1999.

6.3 Further Actions

   (a) Subject to the terms and conditions herein provided, each of the parties hereto agrees to use its best efforts to take, or cause to be taken, all actions and to do, or cause to be done, all things necessary, proper or advisable under all applicable laws to consummate and make effective the transactions contemplated by this Agreement.

   (b) At all times prior to the Closing, each party shall promptly notify the other in writing of the occurrence of any event which will or is reasonably likely to result in this failure of any of the conditions contained in
       Article 8 to be satisfied.


                            ARTICLE 7
                         INDEMNIFICATION

7.1 Principle

   (a) Subject to the provisions of this Article 7, the Seller hereby undertakes, from and after the Closing, to indemnify the Purchaser and each of its affiliates and each of the Group Companies (the "Purchaser Parties") for, and to hold the Purchaser Parties harmless against, all damages, losses, claims (including fines, judgments and assessments), liabilities, actions, obligations and expenses and costs (including reasonable attorneys'
       fees), in each case in excess of the reserves for risks of the relevant nature included in the Estimated June 30 Balance Sheet ("Losses") actually suffered by the Purchaser Parties which arise out of, result from or are based upon (i) any inaccuracy or breach (without giving effect to any materiality qualification contained therein) of the representations and warranties or covenants of the Seller given in this Agreement or in any of the other Seller Documents, (ii) any Taxes payable to the Republic of France or any taxing authority therein, for periods prior to June 30, 1999 or for transactions prior to the Closing Date, (iii) any claim by an employee or former employee of the Group Companies or other person (or persons representing the interests of that employee or person) seeking compensation for harm suffered as a result of an asbestos related illness to the extent such claim is based on exposure to asbestos prior to the Closing Date, (iv) (a) any failure by J. Ray McDermott to satisfy its obligations under the Master Termination and Transfer Agreement dated April 3, 1998 (including its schedules and exhibits) or other related agreements entered into between J. Ray McDermott, S.A., Seller and/or the Company in connection with the transactions contemplated by the Master Termination and Transfer Agreement, or (b) any claims by J. Ray McDermott or its Affiliates against ETPM (as those terms are defined in the Master Termination and Transfer Agreement dated April 3, 1998, including its schedules and exhibits) or other related agreements entered into between J. Ray McDermott, S.A., Seller and/or the Company in connection with the transactions contemplated by the Master Termination and Transfer Agreement, under the indemnification provisions of Article V, Section 7(a) of the Master Termination and Transfer Agreement, (v) any claims, investigations or liabilities existing as of the Closing Date or arising out of facts or circumstances existing at or prior to the Closing Date relating to or based on any violation of anti-trust, or similar laws prohibiting anti-competitive behavior, and (vi) Losses (to the extent set forth in the next sentence) occurring in respect of the matters set forth in Annex V. The indemnification referred to in clause (vi) shall be due (A) for the respective percentages set forth in Annex V of the relevant Losses, until the non-indemnified portions of such Losses reach the respective amounts set forth in Annex V (if any), and
       (B) thereafter, for 100% of such Losses.

       For purposes of the foregoing, a reserve shall be for a risk of the "relevant nature" if it relates to the type of Loss incurred (such as doubtful account, tax, pension or similar categories), without regard to whether it was taken in respect of the specific item in respect of which the Loss was incurred, except that, with respect to Tax matters, a reserve shall be for a risk of the "relevant nature" only if it relates to the jurisdiction where the Loss occurs. On the earliest of (i) the date on which any Tax matter for which a reserve is included in the
       Estimated   June  30  Financial  Statements   is   finally
       resolved,   (ii)  the  date  on  which  the   statute   of
       limitations  expires in respect of any  such  matter,  and
       (iii) the fifth anniversary of the Closing Date, the amount of such reserve that is not applied in respect of such resolution (or any prior interim resolution in respect of the same matter) shall be paid by the Purchaser to the Seller in cash in U.S. dollars, promptly after such date.

   (b) Subject to the provisions of this Article 7, the Purchaser hereby undertakes, from and after the Closing, to indemnify the Seller and its affiliates other than the Group Companies (the "Seller Parties") for, and to hold the Seller Parties harmless against, all Losses actually suffered by the Seller Parties which arise out of, result from or are based upon any inaccuracy or breach (without giving effect to any materiality qualification contained therein) of the representations and warranties or covenants of Purchaser given in this Agreement or in any of the other Purchaser Documents.

7.2 Claims

   In  order to be valid, any claims made under the terms of this
   Article 7 (a "Claim") shall be made in writing as follows:

   (a) each Claim shall state, with reasonable detail, the specific grounds therefor and the amount claimed; and

   (b) each Claim shall be made with reasonable promptness after any of the Purchaser Parties or Seller Parties, as the case may be, becomes aware of the circumstances giving rise thereto; provided, however, that any failure to give such notice will not waive any rights hereunder except to the extent that the rights of the party entitled to notice are actually prejudiced by the delay.

7.3 Deadlines for Claims

   The representations and warranties set forth in Sections 3.1 through 3.6, Section 3.8(b) (other than the first sentence thereof) and Article 4 shall survive the Closing and any investigations by the parties and shall survive indefinitely. The representations and warranties set forth in Sections 3.10, 3.14 and 3.16 shall survive the Closing, and any investigations by the parties and shall survive until expiration of the statute of limitations or other limitations or the time within which claims relating to the underlying matters covered by such representation and warranties shall have expired and shall then expire, unless the period covered by such statute of limitations or similar limitation shall exceed five years (or, in the case of Section 3.14, three years) or shall be of indefinite duration, in which event such representations and warranties shall survive until midnight Paris time on the fifth anniversary (or, in the case of Section 3.14, the third anniversary) of the Closing Date and shall then expire. All other representations and warranties of the parties contained in this Agreement, or in any Seller Document or Purchaser Document, and any Claims under Section 7.1(a)(i) other than Claims based on breaches of representation and warranties, shall survive the Closing and any investigations by the parties, and shall survive until midnight Paris time eighteen months after the Closing
   Date, and shall then expire. Upon the expiration of any representation and warranty pursuant to this Section 7.3, unless written notice of a Claim based on such representation and warranty for a Loss or an expected Loss shall have been delivered prior to such expiration, no Claim may be brought based on the breach of such representation and warranty.

7.4 Third-Party Claims

   In the event that a Claim is made on the basis of a claim made by a third party, the indemnifying party may retain counsel reasonably acceptable to the claiming party at its own expense to defend against such third-party claim. At the request of the indemnifying party, the claiming party shall, and if the claiming party is the Purchaser, shall cause the Group Companies to, present all arguments, submit all pleadings, take all actions, and file all counterclaims, in each case consistent with applicable law, and more generally cooperate with the indemnifying party and the counsel appointed by it. The claiming party shall provide, and if the claiming party is the Purchaser, shall cause the Group
   Companies to provide, the indemnifying party with all information and documents in relation to any such third-party claim which the indemnifying party may reasonably request. The claiming party shall not, and if the claiming party is the Purchaser, shall cause the Group Companies not to, settle, admit liability or withdraw any counterclaim in connection with any such third-party claim without the prior written consent of the indemnifying party. Unless the indemnifying party shall have agreed in writing that all Losses relating to a particular third-party claim are indemnifiable in full pursuant to this Article 7, no such third-party claim may be settled by the indemnifying party without the consent of the claiming party, which consent shall not be unreasonably withheld. The claiming party's obligations under this Section 7.4 are conditional upon its being indemnified to its reasonable satisfaction by the indemnifying party against all reasonable out of pocket expenses incurred by it or, if the claiming party is the Purchaser, by any Group Company in connection with the performance of such obligations (including the actual cost of personnel of any Group Company that participates materially in the defense of any third party claim at the request of the Seller), such costs to be paid periodically as incurred. In the event that (i) any third party claim is reasonably likely to have a Material Adverse Effect on the Group Companies or the Purchaser other than in the form of monetary damages, or
   (ii) is related to matters covered by Sections 7.1(a)(iv) or 7.1(a)(v), the Purchaser shall have the right to participate in the defense against such third party claim, and the Seller shall reimburse the Purchaser for the reasonable fees and expenses of one counsel in connection with the participation of the Purchaser in such defense. The Purchaser shall cooperate fully with the indemnifying party in defending against any investigations, claims or liabilities asserted by third parties, to the extent permitted by applicable law.

7.5 Effective Nature of the Loss

   (a) Any indemnification due shall be calculated taking into account the effect of any Tax savings realized by the indemnified entity as a result of the deductibility of the relevant Loss. For purposes of the foregoing, Tax savings shall be considered "realized" if they result in an actual cash savings to a Group Company, or if they are recorded as tax benefits or deferred tax assets in the consolidated financial statements of the Company (or any successor in interest to the Company) and its consolidated subsidiaries.

   (b) If a Claim is based upon a liability which is contingent only, no payment of indemnification shall be due unless and until such liability becomes due and payable.

   (c) The Seller shall not be held liable for indemnification of any Loss sustained by a Group Company, to the extent that such Loss is compensated by a gain received by another Group Company arising out of the same facts and circumstances, and as a result the Group Companies, taken as a whole, do not suffer a Loss (or suffer a reduced
       Loss) arising from such facts and circumstances.

7.6 Determination of the Indemnification

   (a) Except in cases of fraud, knowing or willing misrepresentation, neither the Purchaser Parties on the one hand, nor the Seller Parties on the other hand, shall be entitled to make any claim for indemnification under
       Section 7.1(a)(i) or 7.1(b), respectively, unless and until the aggregate amount of the Losses for which indemnification owed (but for this subsection (a)) exceeds US$2,000,000, but in such event, such person shall be entitled to indemnification for the full amount of such Losses without regard to the US$2,000,000 threshold (but always subject to the de minimis requirement for Claims set forth in subsection (b) below).

   (b) Neither the Purchaser Parties nor the Seller Parties shall be entitled to indemnification for any individual
       Claim  in  an amount less than US$40,000.  Any Claim  that is less than this amount shall not be counted in determining whether the threshold set forth in subsection
       (a) has been met.

   (c) The maximum aggregate amount of indemnification that the Seller may be required to pay in respect of all Claims under subsection (i) of Section 7.1(a) shall not exceed US$50,000,000; provided that the maximum amount that the Seller may be required to pay to the Purchaser with respect to all Claims made under Section 7.1(a)(i) as a result of a breach of any of Sections 3.1, 3.2, 3.3, 3.4(a), 3.5 (with respect to the Company and the Shares and Related Equity Interests only), 3.6 or 3.8(b) (other than the first sentence thereof) shall be $300,000,000.

   (d) The maximum aggregate amount of indemnification that the Seller may be required to pay in respect of all Claims under subsection (v) of Section 7.1(a) shall be equal to
       (i) in the case of any Claim pursuant to such subsection for which the Company suffers or may suffer the relevant Loss, $300,000,000, or (ii) in the case of any Claim pursuant to such subsection for which only one or more Group Companies other than the Company suffer or may suffer the relevant Loss, the lesser of $300,000,000, or the fair market value of such Group Companies, determined without regard to the impact of the relevant investigation or proceeding giving rise to such Claim.

7.7 Exonerating and Mitigating Factors

   (a) The indemnifying party shall not be held liable for indemnification to the extent the Loss for which indemnification is claimed hereunder is caused by any intentional action or omission on the part of the claiming party after the Closing Date or, if the claiming party is the Purchaser, by the Group Companies after the Closing Date, or any change in accounting methods (including consolidation methods) or policies of the Group Companies after such date.

   (b) If the Purchaser or the Group Companies modify their insurance coverage after the Closing Date, any indemnification due by the Seller in connection with any Loss shall be reduced by the amount which would have been covered by insurance if such modification had not occurred.

   (c) The indemnifying party shall not be held liable for indemnification to the extent that (i) after the Closing Date, the claiming party or, if the claiming party is the Purchaser, the Group Companies had not, upon learning of the situation giving rise or likely to give rise to a Loss, used, or, in the case of the Purchaser, caused the Group Companies to use, all reasonable efforts to mitigate the amount of such Loss, and (ii) the amount of such Loss is greater than it would have been if such reasonable efforts had been used. The claiming party and, if the claiming party is the Purchaser, the Group Companies, shall not be required to undertake any actions that would materially interfere with the conduct of their business in the ordinary course, consistent with past practice, in order to comply with its obligations under this Section 7.7(c).

   (d) In the event that a situation giving rise to a Claim is curable, in whole or in part, the claiming party shall give, and, if the claiming party is the Purchaser, shall cause the Group Companies to give, the indemnifying party a reasonable opportunity to implement such a cure.

   (e) The indemnifying party shall not be held liable for indemnification if the claiming party has not exercised, or, if the claiming party is the Purchaser, has not caused the Group Companies to exercise, any and all rights they may have against insurers in connection with the corresponding Loss. The claiming party shall, upon payment of all Losses relating to any Claim, and upon request by the indemnifying party, assign any and all rights that the claiming party may have (and in the case of the Purchaser, cause the Group Companies to assign any rights that they may have) against third parties not previously exercised in connection with that Claim to the indemnifying party.

   (f) Any deficiency assessed by the tax authorities whose sole effect is to shift a tax liability from one fiscal year to another shall give rise to indemnification by the Seller only (i) insofar as a Group Company is required to pay a penalty or interest charge in relation thereto or
       (ii) to the extent that the net present value of the amount of Tax paid by the Group Companies is greater than it would have been had the Tax originally been paid in respect of the fiscal year to which the liability is shifted.

7.8 Exclusivity of Remedy

   In the event the Closing occurs, the indemnification provided in this Article 7 shall be the exclusive remedy of the parties against each other in respect of any breach of any representation, warranty, covenant or undertaking hereunder, and each hereby waives any rights to rescission it may have.

7.9 No Other Representations

   (a) Neither  the   Seller   nor  the   Purchaser   makes   any
       representation nor gives any warranty to the other party, other than as specifically provided in this Agreement.

   (b) Each of the parties acknowledges and agrees that none of the directors, officers or employees of any of the Group Companies shall have any personal liability or responsibility in respect of (i) any documents or information provided or made available to the Purchaser in connection with the transaction contemplated hereby or
       (ii) any representations or warranties made by Seller.

7.10 Response to Claims.

   No later than 90 days after receipt of any Claim for indemnification hereunder, the party receiving such Claim shall notify the claiming party as to whether it objects to such Claim or the amount thereof, setting forth in reasonable detail the reasons for such objection (if any). In the absence of a response within such 90 day period, the party receiving such Claim shall be deemed to have accepted its indemnification liability therefor. In the event that, as a result of new information or circumstances, the receiving party's response is modified, the receiving party shall notify the claiming party as soon as practicable, including a description in reasonable detail of the basis for any continuing objection.


                            ARTICLE 8
                      CONDITIONS PRECEDENT

8.1 Conditions Precedent

   The  completion  of  the sale of the Shares  and  the  Related
   Equity  Interests  is  subject  to  the  fulfillment  of   the
   following conditions:

   (a) The  obligations  of  each  of  the  parties   hereto   to
       consummate   the   transactions   contemplated   by   this
       Agreement   shall  be  subject  to  fulfillment   of   the
       following condition:

       On the Closing Date, there shall be in effect no injunction, order or decree of any nature issued, ordered or granted by any governmental entity of competent jurisdiction that restrains or prohibits in any material respect, or would impose substantial damages in connection with, the consummation of the transactions contemplated hereby.

   (b) The obligations of the Purchaser to consummate the transactions contemplated by this Agreement to be consummated at the Closing shall be subject to the fulfillment of the following conditions, it being understood that these conditions are included for the exclusive benefit of the Purchaser and may be waived, in whole or in part, at any time prior to the Closing, in writing by the Purchaser:

       (i)that the Seller shall not be in breach of any representation or warranty made under Sections 3.1 through 3.6 or under Section 3.8(b) (other than the first sentence thereof) (with references in these sections to the date hereof to be read as references to the Closing Date);

       (ii)      that   the  Seller  shall  have  performed   and
           complied with its obligations under Articles 1  and  2
           that are due to be performed by the Closing Date;

       (iii) that the Seller shall have delivered to the Purchaser, on or prior to the Closing Date, the U.S.
           GAAP  June  30, 1999 consolidated financial statements
           (without notes) described in Section 5.4; and

       (iv) that no event shall have occurred after the date hereof and on or prior to the Closing Date that constitutes a Material Adverse Change.

       "Material Adverse Change" means (i) (A) an event that is specific to the business of the Group Companies (i.e., an event that does not concern their industry sector as a whole), or (B) any breach of a representation or warranty of the Seller hereunder (without regard to the Update
       Exhibit),  that  in either case, (ii) results  in  damage, loss, expense or liability (whether incurred or payable currently or reasonably likely to be incurred or payable in the future) to the Group Companies, taken as a whole, in an amount at least equal to 8.5% of the Purchase Price. If the Purchaser has notified the Seller pursuant to Section 2.1(i) that the Closing Date is to take place on a date on or prior to September 15, 1999, then all events or breaches of the type referred to above shall be taken together in determining whether the threshold in clause (ii) is met in respect of the Group Companies, taken as a whole. Otherwise, each such event or breach shall be considered individually in making such determination.

   (c) The obligations of the Seller to consummate the transactions contemplated by this Agreement to be consummated at the Closing shall be subject to the fulfillment of the following conditions, it being understood that this condition is included for the exclusive benefit of the Seller and may be waived at any time prior to the Closing Date in writing by the Seller:

       (i)that  the Purchaser shall not be in material breach  of
           any   representation  or  warranty   hereunder   (with
           references therein to the date hereof to be read as references to the Closing Date);

       (ii)      that   the  Seller  shall  have  performed   and
           complied with its obligations under Articles 1  and  2
           that are due to be performed by the Closing Date.


                            ARTICLE 9
                       GENERAL PROVISIONS

9.1 Cooperation

   Each of the parties hereby undertakes to make every effort to take all commercially reasonable measures or to ensure that all commercially reasonable measures necessary or useful are taken in a timely manner for the completion of the transactions provided for in this Agreement. In the event that after the Closing Date, any additional commercially
   reasonable  measures  are  necessary  or  desirable  for   the
   completion of the transactions contemplated herein, the parties shall take all such commercially reasonable measures, or shall ensure that they are taken.

9.2 Confidentiality and Announcements

   (a) Prior to the Closing, each party hereto agrees to maintain in confidence, and not use in any manner other than in connection with the consummation of the transactions contemplated hereby, any written, oral or other information obtained from the other party hereto or the Group Companies in connection with this Agreement or its review of the business and affairs of the Group Companies hereunder, unless (i) such information is already known to such party or becomes known to it from others not bound by a duty of confidentiality or such information becomes publicly available through no fault of such party, (ii) the other party gives its prior written consent, or (iii) the disclosure of such information is required by applicable law or regulation (in which case the party proposing to make such disclosure shall consult with the other party prior to such disclosure). If the transactions contemplated hereby are not consummated, then each of the parties will return to the other party all written information so obtained and, in any event, continue to maintain all information so obtained in confidence, provided, however, that nothing shall prohibit Purchaser from providing any information obtained from Seller or the Group Companies to the entities proposing to provide financing of the transactions contemplated hereby to the Purchaser or from including in any filing made by Purchaser with the SEC such information, including financial statements, as may be required to be included therein under the U.S. federal securities laws and the rules and regulations promulgated thereunder.

   (b) Neither party shall make any public announcement relating to this Agreement or the transactions contemplated herein without the consent of the other party (which shall not be unreasonably withheld), except to the extent that such announcement is required by applicable law or regulation or stock exchange or trading facility rule or regulation, in which case the other party shall be given a reasonable opportunity to review and comment on such announcement before it is made. For purposes of this subsection (b), the filing of any registration statement, prospectus or periodic report with the SEC, and the delivery of any such document in accordance with applicable law, will not be considered a public announcement.

9.3 Absence of Third-Party Rights; Assignment

   This Agreement is for the sole benefit of the parties hereto, and shall not benefit or create any rights whatsoever in favor of any individual or entity other than the parties hereto. This Agreement shall not be assigned by either party without the prior written consent of the other party, except that the rights and obligations of Purchaser may be assigned and delegated to any wholly-owned affiliate of Purchaser without the consent of the other party hereto; provided, however, that no such assignment or delegation shall relieve Purchaser of liability therefor.

9.4 Entire Agreement

   This Agreement (including its Exhibits and Annexes) represents the entire agreement existing between the parties relating to the subject matter hereof and supersedes all prior understandings and agreements of the parties with respect to the subject matter hereof. The Purchaser acknowledges that it has conducted its own independent review and analysis of the Group Companies and their businesses.

9.5 Waivers and Amendments

   No modification of or amendment to this Agreement shall be valid unless set forth in an instrument in writing signed by each of the parties hereto. Any waiver of any term or condition of this Agreement must be set forth in an instrument in writing signed by the waiving party and must refer specifically to the term or condition to be waived and to the circumstances of such waiver. No such waiver shall be deemed to constitute a waiver applicable either to other circumstances involving the same term or condition or to any other term or condition of this Agreement.

9.6 Severability

   If any provision of this Agreement is held to be invalid in whole or in part, the validity of the remaining provisions of the Agreement shall not be affected. In such event, the parties shall, if possible, substitute for such invalid provision a valid provision corresponding to the spirit and purpose thereof.

9.7 Section Headings

   The section headings in this Agreement are for convenience of reference only and shall not be deemed in themselves to have any contractual value or particular interpretation. Except as indicated otherwise, references made in this Agreement to articles, sections, subsections and exhibits are made to articles, sections, subsections and exhibits of this Agreement.

9.8 Notices and Communications

   All notices and communications provided for herein shall be deemed to have been duly given if delivered to the following addresses:

     If to the Purchaser, to:

          Global Industries, Ltd.      and   Global Industries, Ltd.
          5151 San Felipe, Suite 900         107 Global Circle
          Houston, TX 77056-USA              Lafayette, LA 70503-USA
          Facsimile: (001)713.479.7990       Facsimile:(001)318.989.5780
          To   the   attention  of           To  the  attention of
          Mr. William J. Dore                 Mr. Peter Atkinson

     If to the Seller, to:

          Groupe GTM
          61, avenue Jules Quentin
          92000 Nanterre - France
          Facsimile: (33) 1.46.95.74.90
          To the attention of Mr. Jean-Luc Pommier

   or to such other addresses as the addressees shall indicate in accordance with the provisions of this Section. All notices or communications shall be hand delivered against a receipt signed and dated by the addressee, or sent by registered mail with return receipt requested, or by facsimile transmission, and shall be deemed to have been received on the date stated on the receipt by the addressee for hand delivery, or three (3) days after the date of the postmark on the receipt of mailing, for registered mail, or on the date of transmission, for facsimile transmission.

9.9 Costs

   The Purchaser and the Seller shall each be responsible for payment of all their own fees and costs incurred in connection with this Agreement and the operations contemplated herein, including the fees and disbursements of their respective financial advisors, accountants and attorneys; provided that no fees or costs of Seller shall be borne or paid by any of the Group Companies.

9.10 Governing Law

   This Agreement shall be governed by the laws of France.

9.11 Disputes

   All  disputes  arising  in  connection  with  this  Agreement,
   including   its  interpretation  or  performance,   shall   be
   submitted to the sole jurisdiction of the Commercial Court of Paris and, as to appeals, to the Cour d'Appel of Paris.


   Made in Paris, on August 2nd, 1999, in two (2) original counterparts.



GROUPE GTM                         GLOBAL INDUSTRIES, LTD.


By:  ______________________        By:  ______________________
     Jean-Luc Pommier                   William J. Dore
     Director of Corporate              President / Chief
      Development                        Executive Officer



               Exhibit 2.1 -- CCC Transaction Agreement


                     TRANSACTION AGREEMENT

     THIS AGREEMENT ("Agreement") dated as of July ___, 1999, is made and entered into by and among Global Industries Offshore, Inc., a corporation organized under the laws of the State of Delaware in the United States of America ("Purchaser"), CCC Fabricaciones y Construcciones, S.A. de C.V., a sociedad anonima de capital variable organized under the laws of the United Mexican States ("Seller"), and Grupo Consorcio de Fabricaciones y Construcciones, S.A. de C.V., a sociedad anonima de capital variable organized under the laws of the United Mexican States ("CFC").

                        R E C I T A L S:

     Purchaser and CFC and its Affiliates are the sole owners of Seller;

     Seller is, among other things, engaged in the business of providing marine construction services to the oil and gas industry in connection with the construction, installation, repair and maintenance of marine pipeline systems and installation and maintenance of offshore drilling and production platforms and other offshore structures and facilities, and all other business and activities related or incidental thereto in the United Mexican States and the waters offshore the United Mexican States (hereinafter the "Business");

     CFC and Global Industries, Ltd. ("Global") have entered into a Heads of Agreement providing for the termination of their joint ownership of Seller and in connection therewith Seller desires to sell and Purchaser desires to purchase all of the assets, tangible and intangible of the Business upon the terms and conditions hereinafter set forth.

     NOW, THEREFORE, in consideration of the premises, the mutual benefits to be derived from this Agreement and the representations, warranties, covenants and conditions herein contained, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

                            ARTICLE I
                           DEFINITIONS

     1.1   Definitions.   Unless  otherwise  defined  herein  or
unless the context otherwise requires, capitalized terms used in this Agreement shall have the following meanings:

     "Accounts Receivable" shall mean all accounts, notes, accounts receivable, contract rights, drafts, and other forms of claims, demands, instruments, receivables and rights to the payment of money or other forms of consideration related to the Business, whether for goods sold or leased, services performed or to be performed, or otherwise, directly or indirectly owned by the Seller or in which the Seller has any direct or indirect interest, together with all guarantees, security agreements and rights and interests securing the same.

     "Action" shall mean any action, suit, arbitration, inquiry, proceeding or investigation by or before any Governmental
Entity.

     "Affiliate" shall mean with respect to any Person (a) Persons directly or indirectly controlling, controlled by, or under common control with such Person; (b) a Person owning or controlling 10% or more of the outstanding voting securities or interests of such Person; or (c) an officer, director or partner of such Person. For these purposes, control means the possession, direct or indirect, of the power to direct or cause the direction of the management and policies of a Person, whether through the ownership of voting securities, by contract or otherwise.

     "Support Agreement" shall mean the agreement in the form attached hereto as Appendix V.

     "Assumed Contracts" shall have the meaning ascribed thereto in the definition of Purchased Assets.

     "Assumed Liabilities" shall have the meaning ascribed thereto in Section 2.4.

     "Bank One Debt" shall mean all obligations and amounts due under that certain Credit Agreement dated March 31, 1999, between Seller and Bank One, as agent for the banks a party thereto.

     "Business" shall have the meaning ascribed thereto in the Recitals to this Agreement.

     "Business  Day" shall mean each Monday, Tuesday, Wednesday,
Thursday   and   Friday  other  than  days  on   which   banking
institutions in the State of Texas or Mexico are authorized or obligated by law or executive order to close.

     "Closing" shall mean the consummation of the transactions between Purchaser and Seller contemplated hereby.

     "Closing Date" shall mean the date on which the transactions between Purchaser and Seller contemplated by this Agreement shall be consummated, which shall be the first Business Day following the day on which the last of the conditions to the obligations of the parties contained in
Article VII hereto is fulfilled or waived or such other date as agreed to by the parties hereto.

     "Effective  Time"  shall mean 12:01 a.m., Central  Standard
Time, on the Closing Date.

     "Environmental Laws" shall mean any and all Laws, orders or determinations of any Governmental Entity (including "jurisprudencia") pertaining to pollution or the protection of human health and safety, employee health and safety or the environment including Laws relating to emissions, discharges, releases, or threatened releases of pollutants, contaminants, or chemical, industrial, hazardous, or toxic materials or wastes into ambient air, surface water, ground water, or lands or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport, or handling of pollutants, contaminants, or chemical, industrial, hazardous, or toxic materials or wastes, in effect on the date of this Agreement in any jurisdiction, federal, state or local, in which the Business is operated.

     "Governmental Entity" shall mean any court or any federal, state or local legislative body or governmental department, commission, board, bureau, agency or authority.

     "Heller Debt" shall mean all obligations and amounts due under that certain Credit Agreement dated March 31, 1998, between Seller and Heller Financial, Inc.

     "Improvements" shall have the meaning ascribed thereto in the definition of Purchased Assets.

     "Indemnitee"  shall  have the meaning ascribed  thereto  in
Section 8.3 herein.

     "Indemnitor"  shall  have the meaning ascribed  thereto  in
Section 8.3 herein.

     "Intellectual Property" shall mean all patents, patent applications, inventions, disclosures, trademarks, service marks and registrations therefor, trade names, copyrights, copyright registrations, trade secrets, knowhow, processes, logos, proprietary computer software, proprietary technology, slogans, research and development projects and all other proprietary rights of any kind or character, wherever located, which are used in connection with the Business and the confidential information owned by or licensed to and used by Seller or any of Seller's Affiliates in connection with the knowhow, processes or Purchased Assets or in the conduct of the Business.

     "Known" or "Knowledge" shall mean, when used in a statement regarding the existence or absence of facts in this Agreement that is qualified by a phrase such as "to such Person's knowledge" or "known to such Person," (i) information actually known to (a) the Person in a case of an individual, or (b) in the case of a corporation or other entity, an officer or director of such corporation or other entity or of any corporation or entity that controls such corporation or entity, and (ii) information that such Persons should reasonably be expected to have obtained as a result of their position as an officer, director or shareholder.

     "Law" shall mean any law, statute, rule, regulation, ordinance, requirement, announcement or other binding action or requirement of a Governmental Entity.

     "Liens" shall mean all mortgages, deeds of trust, liens, security interests, pledges, conditional sale contracts, claims, rights of first refusal, options, charges, liabilities, obligations, easements, rights-of-way, limitations, reservations, restrictions and other encumbrances of any kind.

     "Losses" shall mean all damages, awards, judgments, payments, debts, liabilities, obligations, and other losses however suffered or characterized, all interest thereon, all costs and expenses, including without limitation the cost of investigation, causes of action, proceedings or arbitration judgments, assessments and any appeal therefrom, all reasonable attorneys' fees incurred in connection therewith, whether or not such claim, lawsuit or arbitration is ultimately defeated and, all amounts paid incident to any compromise or settlement of any such claim, lawsuit or arbitration.

     "Material Adverse Effect" shall mean (a) with respect to Purchaser, Seller or the Business, any change in the Business, results of operations, financial condition or liabilities
(whether or not the result thereof would be covered by insurance) thereof that (individually or in the aggregate) is material and adverse to the Purchaser and its subsidiaries, taken as a whole, Seller or the Business, taken as a whole, as the case may be, or (b) with respect to the Purchased Assets, a change in the condition or permissible use thereof that (individually or in the aggregate) is material and adverse to the Purchased Assets, taken as a whole.

     "Permits"  shall mean all permits, licenses, registrations,
franchises,   concessions,   orders,   certificates,   consents,
authorizations and approvals of any Governmental Entity.

     "Person" shall mean an individual, partnership, joint venture, corporation, bank, trust, unincorporated organization or a Governmental Entity.

     "Personalty" shall have the meaning ascribed thereto in the definition of Purchased Assets.

     Promissory Notes" shall mean the promissory notes of Seller in the aggregate principal amount of US$24,500,000.00, in the form attached hereto as Appendix I.

     "Purchased Assets" shall mean all right, title and interest in and to the assets and rights, tangible and intangible, franchises and properties relating to or used or held for use in connection with the Business by Seller, including without limitation the assets and rights described below:

          (a)   The  parcel  of  real  property   described   on
     Schedule  1.1(a) to Seller's Disclosure Letter  (the  "Real
     Property") and the Vessels;

          (b) All warehouses, storage facilities, laboratories, buildings, works, structures, fixtures, landings, construction in progress, improvements, betterments, installations and additions constructed, erected or located on or attached or affixed to the Real Property, together with such additions, deletions and changes thereto as may be permitted by this Agreement prior to the Closing Date (the "Improvements");

          (c) All equipment (including without limitation all computer equipment and hardware), machinery, tools, furniture, spare and replacement parts, supplies and all other tangible personal property of every kind and description (other than the Improvements and Inventories) listed or described on Schedule 1.1(c) to Seller's Disclosure Letter, together with such additions, deletions and changes thereto as may be permitted by this Agreement prior to the Closing Date (the "Personalty");

          (d) All the contracts, agreements, and arrangements, including purchase orders, related to the Business that are listed on Schedule 1.1(d) to Seller's Disclosure Letter
     (the "Assumed Contracts");

          (e) All raw materials and work-in-process inventories of the Business on the date of this Agreement, plus all raw materials and work-in-process acquired or initiated in the ordinary course of the Business during the period between the date of this Agreement and the Closing Date, less all raw materials and work-in-process used or completed during said period in the ordinary course of the Business;

          (f) Original or copies of all books, records, accounts, correspondence, production records, customer lists, employment records and any other information pertaining to the Business, plus copies (at Purchaser's expense) of any applicable portions of the books and records of Seller and Seller's Affiliates that are necessary or desirable in order for Purchaser to conduct the Business from and after the Closing Date in the manner in which it is presently being conducted, all as the same may exist on the Closing Date;

          (g)  [intentionally omitted];

          (h) The Accounts Receivable, prepaid rentals, other prepaid expenses and advance payments, bonds, deposits, refunds and financial assurance requirements, and other current assets relating to the Business in each case set forth on Schedule 1.1(h) to Seller's Disclosure Letter, all as the same may exist on the Closing Date; and

          (i) The engineering, tooling patterns, manuals, catalogs, brochures, sales literature, promotional and other selling materials, nonproprietary computer software, microfilm records, drawings, specifications, nonproprietary technology, and all other nonproprietary rights of any kind or character and wherever located which are used or being developed in connection with the Business (the "Intangible Assets"), together with such additions, deletions and changes to the Intangible Assets as may be permitted by this Agreement prior to the Closing Date; and

          (j) All insurance proceeds or claims therefor arising out of any loss, damage or injury to any Purchased Assets, all as the same may exist on the Closing Date.

     "Purchaser Documents" shall mean this Agreement and all other agreements, instruments and certificates to be executed and delivered by Purchaser in connection with this Agreement, all of which shall be considered a part of this Agreement.

     "Purchaser Indemnitees" shall have the meaning ascribed thereto in Section 8.2(a) herein.

     "Purchaser's Disclosure Letter" shall mean a letter of even date with this Agreement addressed by Purchaser to Seller and setting forth information relating to Purchaser's representations and warranties contained in Article V of this Agreement.

     "Real Property" shall have the meaning ascribed thereto in the definition of Purchased Assets.

     "Restricted Period" shall mean from the Closing Date until the Support Agreement has been terminated.

     "Seller Documents" shall mean this Agreement and all other agreements, instruments and certificates to be executed by the Seller or CFC in connection with this Agreement, all of which shall be considered a part of this Agreement.

     "Seller   Indemnitees"  shall  have  the  meaning  ascribed
thereto in Section 8.2(b) herein.

     "Seller's Disclosure Letter" shall mean a letter of even date with this Agreement addressed by Seller to Purchaser setting forth information regarding Seller's representations and warranties contained in Article IV of this Agreement.

     "Share Purchase Agreement" shall mean the agreement in the form attached hereto as Appendix VI pursuant to which Global
Industries Offshore, Inc., a Delaware corporation shall sell all of its ownership interest in Seller to CFC.

     "Taxes" shall mean any federal, state, local or foreign income, profit, franchise (including without limitation those that are based on net worth, capitalization, income or total assets), sales, use, transfer, real property transfer, recording, value added, fringe benefits tax, real or personal property or other taxes, assessments, fees, levies, duties (including without limitation customs duties and similar charges), deductions or other charges of any nature whatsoever (including without limitation interest and penalties) imposed by any law, rule or regulation.

     "Tax Returns" shall mean all returns and reports (including without limitation information and withholding returns and reports) of or relating to any Taxes.

     "Third Party Claim" shall have the meaning ascribed thereto in Section 8.2 herein.

     "Tuxpan Mortgage" shall mean any mortgage on the real property in Tuxpan known as the Tuxpan Fabrication Yard in favor of Purchaser or any of its affiliates.

      "Vessels" shall mean those certain vessels known as the "Atlas del Mar" (official No. 3001008035-3, hull No. 624, the "El Ingeniero" (official No. 0401014135-2, hull No. 136), the
"Ingeniero  II" (official No. 04-1014235-7, hull No.  113),  and the "Sara Maria" (official No. 3001007935-4, hull No. 381), including without limitation in each case all blue prints and construction drawings related to such vessels in the possession of Seller or any of its Affiliates and all equipment, inventory of supplies, stores, spare parts, galley inventory and consumables included on the vessel during its operations and on the vessel on the Closing Date or stored at the Tuxpan Yard.


                           ARTICLE II
                        PURCHASE AND SALE

     2.1 Assets to be Conveyed. Subject to the terms and conditions of this Agreement, at the Closing, Seller shall sell, convey, transfer, assign and deliver to Purchaser, free and clear of all Liens except those in favor of Heller Financial to secure the Heller Debt or Global, and Purchaser will purchase, the Purchased Assets for the consideration specified in Section 2.3.

     2.2 Excluded Assets. Seller shall be obligated hereunder to sell only the Purchased Assets and Purchaser shall be obligated hereunder to purchase only the Purchased Assets.

     2.3 Purchase Price and Payment. The consideration for the Purchased Assets (the "Purchase Price") shall be the assumption of the Assumed Liabilities by Purchaser as provided in Section
2.4 hereof. The Purchase Price shall be allocated in accordance with Section 6.8 herein.

     2.4   Assumption  of  Liabilities - Completion  of  Certain
Contracts.

          (a) Purchaser agrees to assume and be responsible for all of the Assumed Liabilities at the Closing but is not assuming and will not assume, either hereunder or otherwise, any other liabilities or obligations whatsoever of Seller or Seller's Affiliates whether or not relating to the Business or the Purchased Assets. Specifically and without limiting the generality of the foregoing, Purchaser is not assuming and will not assume any liabilities or obligations of Seller or Seller's Affiliates for any Taxes imposed in connection with the transactions contemplated by this Agreement, except for Mexican Property Transfer Taxes which shall be paid by Purchaser.

          (b) Subject to the terms and conditions contained herein, Purchaser agrees on the Closing Date to assume (i) the Assumed Contracts on the Closing Date and, thereafter, to pay, perform and discharge when due, or to cause an Affiliate of Purchaser to pay, perform and discharge when due, the obligations of Seller under any of the Assumed Contracts, (ii) 49% of any warranty or other claims made by Pemex Exploracion y Produccion ("PEP") in relation to any contract of the Business that was entered into or work that had final acceptance by PEP between June 30, 1998 and the Closing Date, (iii) the Heller Debt and the Bank One Debt and (iv) all fees for periods after the Closing Date for bid bonds and performance bonds relating to work performed by the Business for PEP and set forth on Exhibit 2.4(iv),
     (v) to assume all accounts payable and other liabilities of the Business set forth in Exhibit 2.4(i) hereof, and (y) if and when Global's guarantee of the Seller's obligations to Nissho Iwai have been fully released and any amounts paid under such guarantee have been refunded to Global, to assume CFC's accounts payable set forth in Exhibit 2.4(i) hereof (together (x) (i), (ii), (iii), (iv) and (v), and to the extent the conditions to such assumption have been met,
     (y) shall constitute the "Assumed Liabilities") and none other.

     2.5 Instruments of Conveyance and Transfer. Seller agrees that it will execute, acknowledge and deliver to the Purchaser, at the Closing, such good and sufficient instruments of sale, conveyance, transfer and assignment (including invoices or other types of conveyance instruments that comply with Mexican tax laws) as shall be effective to vest in Purchaser all of Seller's right, title and interest in and to the Purchased Assets, all as provided in this Agreement, and, simultaneously with such delivery, Seller will take such steps as may be requisite to put the Purchaser in actual possession and operating control of the Purchased Assets. Seller agrees at and from time to time after the Closing, they will, at the request of the Purchaser and without further consideration, execute and deliver such supplemental and additional instruments of sale, conveyance, transfer and assignment and take such other action as the Purchaser reasonably may require more effectively to sell, convey, transfer and assign to Purchaser, and to put it in possession of, the Purchased Assets and to protect Purchaser's right, title and interest in and enjoyment of the Purchased Assets.


                           ARTICLE III
                             CLOSING

     3.1 The Closing. The Closing shall take place at the Mexico City offices of Barrera, Siqueiros y Torres Landa, S.C. at 11:00 a.m. local time on the Closing Date to be effective as of the Effective Time. At the Closing the transactions contemplated hereby shall be consummated and in connection therewith Purchaser shall pay to Seller US$750,000 as an advance payment on the US$1.1 million included in Exhibit 2.4(i) as the Businesses' share of certain expenses related to the head office of the Seller prior to the Closing Date.

     3.2 Documents to be Delivered to Purchaser. Subject to the terms and conditions of this Agreement, at the Closing to effect, or to promise to effect, the sale, assignment, transfer, conveyance and delivery to Purchaser of the Purchased Assets, Seller will deliver, or cause to be delivered, to Purchaser:

          (a) general indentures of conveyance, transfer and assignment with respect to all of the Purchased Assets;

          (b) general warranty deeds, in recordable form, with respect to all Real Property and Improvements and the Vessels included in the Purchased Assets or in each case in lieu thereof, appropriate contracts of transfer by promise to sell and appropriate powers of attorney granting representatives of Purchaser the authority to make all filings required to complete, such sale and transfer;

          (c) bills of sale conveying good title to all Personalty included in the Purchased Assets;

          (d) certificates of title or other title documents in recordable form conveying good title to all vehicles and other transportation equipment included in the Purchased
     Assets;

          (e) assignments, in recordable form where appropriate, conveying all right, title and interest of Seller in the Assumed Contracts (subject to the assumption thereof by Purchaser) and the Accounts Receivable that are not owed by PEP; and

          (f)    such  other  documents  of  conveyance,   sale,
     assignment and transfer;

all as Purchaser may reasonably request.

In addition, Seller will, at the Closing, deliver or cause to be delivered, to Purchaser:

          (g) a certified copy of the resolutions of the shareholders meeting of Seller properly authorizing and approving this Agreement and the transactions contemplated hereby;

          (h)   all  documents required pursuant to Section  7.2
     herein;

          (i) such other documents and instruments as are customary under such circumstances or as may be reasonably requested by Purchaser; and

          (j)  possession of the Purchased Assets.

     3.3 Documents to be Delivered to Seller. Subject to the terms and conditions of this Agreement, and against delivery to Purchaser of the documents as provided herein, Purchaser shall deliver to Seller at the Closing on the Closing Date:

          (a) instruments evidencing Purchaser's agreement to assume and perform after the Closing Date the Assumed
     Liabilities and the Assumed Contracts;

          (b) a certified copy of the Board of Directors resolutions of Purchaser properly authorizing and approving this Agreement and the transactions contemplated hereby;

          (c)   all  documents required pursuant to Section  7.1
     herein;

          (d) original stock certificates representing all of the shares of Seller owned by Purchaser, duly endorsed for transfer in accordance with the terms of the Share Purchase
     Agreement referenced in Section 7.1; and

          (e) such other documents and instruments as are customary under such circumstances or as may be reasonably requested by Seller.


                           ARTICLE IV
            REPRESENTATIONS AND WARRANTIES OF SELLER

     The Seller represents and warrants to Purchaser as follows:

     4.1 Organization and Good Standing, Ownership and Operation of the Business. Each of Seller and CFC is a sociedad anonima de capital variable duly incorporated, validly existing and in good standing under the Laws of the United Mexican States.

     4.2 Consents, Authorizations and Binding Effect. Each of Seller and CFC and each of their respective officers or representatives executing this Agreement and the other Seller Documents on their behalf, has full power and authority to execute and deliver this Agreement and the Sellers Documents to which they are a party and to carry out and perform its undertakings and obligations as provided herein and therein. This Agreement has been, and as of the Closing Date each of the Sellers Documents will be, duly executed and delivered by Seller and CFC and constitutes the legal, valid and binding obligation of Seller and CFC enforceable against them in accordance with its terms except as enforceability may be limited by applicable bankruptcy, insolvency, reorganization and similar laws affecting creditor's rights and remedies generally and general principles of equity (regardless of whether enforcement is sought in a proceeding at law or equity). Except as set forth on Schedule 4.2 to Seller's Disclosure Letter, the execution, delivery and performance of this Agreement and each of the
Sellers Documents by Seller and CFC and consummation of the transactions contemplated hereby and thereby, (a) have been duly and validly authorized by all proper and requisite corporate actions; (b) will not conflict with or breach any provision of the certificate of incorporation, charter or bylaws or similar organizational documents of Seller or CFC; (c) will not conflict with or breach or constitute any default under any contract, agreement or arrangement to which Seller or CFC is a party or by which Seller or CFC is bound or otherwise confer upon any party a right to terminate any such contract, agreement or arrangement; (d) will not require any filing with, notification of or consent, approval or authorization of any Governmental Entity or constitute a violation of any judgment, order or decree of any Governmental Entity except for the filing with the Mexican Federal Competition Commission; or (e) will not violate any Law, federal, state, foreign or local applicable to Seller or CFC or any of their assets except where such conflict, breach or failure to file, notify or obtain consent, approval or authorization would not have a material adverse effect on the ability of the parties to consummate the transactions contemplated hereby or thereby.

     4.3  Title to Assets.

          (a) Quality of Title. Seller has good title to, or a valid leasehold interest in, the Purchased Assets in each case free and clear of all Liens other than as disclosed in
     Schedule 4.3 to Seller's Disclosure Letter. The Purchased Assets are owned legally and beneficially by Seller and constitute all of the material assets owned or leased by the Seller and used regularly in the Business.

          (b) IT IS EXPRESSLY UNDERSTOOD AND AGREED THAT SELLER HAS NOT MADE AND WILL NOT BE DEEMED TO HAVE MADE HEREIN ANY REPRESENTATION OR WARRANTY, EXPRESS OR IMPLIED, REGARDING THE FITNESS, FITNESS FOR A PARTICULAR PURPOSE, OR THE MERCHANTABILITY OF THE PURCHASED ASSETS, AND THAT PURCHASER IS BUYING THE PURCHASED ASSETS "AS-IS" AND "WHERE-IS" EXCEPT TO THE EXTENT EXPRESSLY SET FORTH HEREIN. PURCHASER ACKNOWLEDGES THAT NO WARRANTIES OF MERCHANTABILITY OR FITNESS FOR ANY PARTICULAR PURPOSE ARE MADE OR IMPLIED IN THE TRANSACTIONS CONTEMPLATED HEREIN.

          (c) All Accounts Receivable included in the Purchased Assets are valid receivables subject to no set-offs or counterclaims, are current and collectible. Schedule 4.3(c) to Seller's Disclosure Letter sets forth a complete and accurate schedule of the Accounts Receivable as of the date of this Agreement, together with an accurate aging of the same.

          (d) CFC has conducted the Business only through Seller and not through any other entity and no part of the Business is operated by any entity other than the Seller. The Purchased Assets constitute all the assets, rights and properties that were used for the conduct of the Business as conducted during the twelve months prior to the date hereof and as now conducted by Seller.

          (e) Purchaser acknowledges that its has conducted its own investigation regarding the subject matter of this Agreement and is not relying on any representation or warranty of Seller or its officers or directors except for those representations and warranties included herein or in the other agreements and instruments executed in connection with the transactions contemplated by this Agreement.

     4.4    Contracts  and  Commitments.   All  of  the  Assumed
Contracts are set forth on Schedule 1.1(d) to Seller's Disclosure Letter and true and correct copies thereof have been provided to Purchaser. All the Assumed Contracts are valid, binding and in full force and effect, have not been amended or supplemented in any material manner or respect except as disclosed on Schedule 4.4 to Seller's Disclosure Letter, and upon assignment and assumption, with applicable consents if necessary, will be enforceable by Purchaser in accordance with their respective terms except as enforceability may be limited by applicable bankruptcy, insolvency, reorganization and similar laws affecting creditor's rights and remedies generally and general principles of equity (regardless of whether enforcement is sought in a proceeding at law or equity). Except as disclosed on Schedule 4.4 to Seller's Disclosure Letter, there are no defaults by Seller under any Assumed Contract, and, to Seller's Knowledge, (a) there are no defaults under any of the Assumed Contract by any other party thereto and (b) no events have occurred that with the lapse of time or action or inaction by any party thereto would result in any violations thereof or any defaults thereunder. Except as disclosed in Schedule 4.4 to Seller's Disclosure Letter, the Assumed Contracts may be assigned to Purchaser without any authorization, consent, approval, permission or license of, or filing with, any other Person. Except as contemplated with the Purchaser under the terms of this Agreement, neither CFC, the Seller nor any of the Seller's Affiliates are bound under or a party to any contract or other agreement (i) regarding the consolidation or merger of any of the Seller or Seller's Affiliates with or into any such Person or Persons, (ii) regarding the sale, conveyance or disposition of all or substantially all or a large portion of the assets of any of the Seller or Seller's Affiliates or a transaction or series of related transactions in which any voting securities of any of the Seller or Seller's Affiliates would be issued, transferred or disposed of, or (iii) regarding any other form of acquisition, liquidation, dissolution or winding up of any of the Seller or Seller's Affiliates. Exhibit 2.4(iv) lists, as of the date hereof, all bid bonds and performance bonds relating to the Business.

     4.5   Licenses and Permits.  The Permits listed in Schedule
4.5 to Seller's Disclosure Letter constitute all the Permits held by Seller and Seller's Affiliates in connection with the Business and constitute all material Permits necessary under Law, including Environmental Laws or otherwise for Seller and Seller's Affiliates to conduct the Business as now being conducted and to own, operate, maintain and use the Purchased Assets in the manner in which they are now, and during the preceding twelve months have been, operated, maintained and used. Seller or Seller's Affiliates (depending on the holder thereof) is now and has at all times in the past three years been in compliance in all material respects with the terms of such Permits. None of such Permits has been or, to the Knowledge of Seller, is threatened to be revoked, canceled, suspended or modified.

     4.6  Compliance with Law.

          (a) Seller has in all material respects complied with, and are now in compliance with, all Laws, federal, state or local, and any rules or regulations or any orders, writs, injunctions and decrees of any Governmental Entity to which it may be subject which violation might have a Material Adverse Effect on the Business or the Purchased Assets, including without limitation, Environmental Laws,. To the Knowledge of the Seller, neither Seller nor any of Seller's Affiliates, nor any officer, employee or agent thereof has made, in connection with the Business, an offer, payment, promise to pay, or authorization of the payment of any money, or offer, gift, promise to give, or authorization of the giving of anything of value, directly or indirectly (i) to or for the use or benefit of any official or employee of any Governmental or instrumentality thereof or the agencies of such Government, or (ii) to any other person or entity, the payment of which would violate the laws or policies of the United Mexican States in order to affect or influence any act or decision of such official or employee and none of the any Assumed Contracts or Permit included in the Purchased Assets nor the revenues of the Business is dependent on any such payment, contribution or gift.

          (b) Except as disclosed on Schedule 4.6 to Seller's Disclosure Letter (i) there is no physical condition existing on any property now or previously owned or operated by Seller or any of the Seller's Affiliates in connection with the Business (nor are there any physical conditions existing on any other property that may have been impacted by the operations of Seller or any of the Seller's Affiliates in connection with the Business) and
     (ii) Seller and Seller's Affiliates have not handled or disposed of any substance, arranged for disposal of any substance,  exposed  any employee or other  person  to  any substance or condition or operated any facility in any manner which in the case of clause (i) or (ii) could give rise to any remedial obligation under Environmental Laws or which could result in any liability to any third Person claiming damage to Persons, property or natural resources as a result of the consequences of said physical conditions.

     4.7 Litigation. There is no material Action pending or, to the Knowledge of Seller, threatened against or relating to CFC or Seller which relates to the Business or the Purchased Assets. Neither Seller nor CFC is subject to any outstanding order, writ, injunction or decree that would have a Material Adverse Effect on the Business or the Purchased Assets or would prevent or delay in any material respect the consummation of the transactions contemplated hereby.

     4.8 Solvency. After giving effect to the transactions contemplated by this Agreement, (i) the fair saleable value of the assets of the Seller will exceed its existing liabilities, including known contingent liabilities, (ii) the assets of the Seller will not be unreasonably small to conduct the business of the Seller or to liquidate and wind up its affairs, and (iii) the Seller has not and does not intend to incur debts beyond its ability to pay such debts as they mature. For purposes of this
Section 4.8, "debt" means any liability on a claim, and "claim" means (i) right to payment, whether or not such right is reduced to judgment, liquidated, unliquidated, fixed, contingent, mature, unmatured, disputed, undisputed, legal, equitable, secured or unsecured, or (ii) right to an equitable remedy for breach of performance if such breach gives rise to a right to payment, whether or not such right to an equitable remedy is reduced to judgment, fixed, contingent, matured, unmatured, disputed, undisputed, secured or unsecured.

     4.9 Brokers. Neither CFC nor Seller nor any of its or their officers, directors or employees has employed any financial advisor, broker or lender or incurred any liability for any financial advisory, brokerage or finder's fee or commission in connection with the transactions contemplated hereby.


                            ARTICLE V
           REPRESENTATIONS AND WARRANTIES OF PURCHASER

     Purchaser represents and warrants to the Seller as follows:

     5.1   Organization  and  Good  Standing  of  Purchaser  and
Purchaser's   Affiliates.    Purchaser   is   corporation   duly
organized, validly existing and in good standing under the Laws of the State of Louisiana.

     5.2 Consents, Authorizations and Binding Effect. Purchaser has full corporate power and authority to execute and deliver this Agreement and carry out and perform its undertakings and obligations as provided herein. This Agreement has been duly executed and delivered by Purchaser and constitutes the legal, valid and binding obligation of Purchaser enforceable against Purchaser in accordance with its terms except as enforceability may be limited by applicable bankruptcy, insolvency, reorganization and similar laws affecting creditor's rights and remedies generally and general principles of equity (regardless of whether enforcement is sought in a proceeding at law or equity). Except as set forth in Schedule 5.2 of Purchaser's Disclosure Letter the execution, delivery and performance by Purchaser of this Agreement and consummation of the transaction contemplated hereby (a) have been duly and validly authorized by all proper and requisite corporate actions of Purchaser, (b) will not conflict with or breach any provision of the charter or bylaws of Purchaser, (c) will not conflict with or breach or constitute any default under any contract, agreement or arrangement to which it is a party or by which it is bound other than any such conflict, breach or default that would not prevent or delay in any material respect the consummation of the transactions contemplated hereby or thereby, (d) will not require any filing with, notification of or consent, approval or authorization of any Governmental Entity or constitute a violation or breach of any judgment, order or decree of any Governmental Entity except for the filing with the Mexican Federal Competition Commission, and (e) will not violate any Law, federal, state, foreign or local, or any rule or regulation of any Governmental Entity applicable to Purchaser or any of its assets, except for any violation which would not prevent or delay in any material respect the consummation of the transactions contemplated hereby or thereby.

     5.3 Litigation. There is no material Action pending or, to the knowledge of Purchaser, threatened against or relating to Purchaser by or before any Governmental Entity which, if determined adversely to the interest of Purchaser would prevent or delay in any material respect the consummation of the transactions contemplated hereby. Purchaser is not subject to any outstanding order, writ, injunction or decree that would prevent or delay in any material respect the consummation of the transactions contemplated hereby.

     5.6 Brokers. Neither Purchaser nor any of its officers, directors or employees has employed any financial advisor, broker or finder or incurred any liability for any financial advisory, brokerage or finder?s fee or commission in connection with the transactions contemplated hereby.


                           ARTICLE VI
                            COVENANTS

     6.1 Conduct of the Business. With respect to the Business and the Purchased Assets, Seller and CFC agree that, from and after the date of this Agreement until the Closing Date:

          (a) Seller will conduct the Business only in the ordinary course of business, consistent with past practice, and will use reasonable commercial efforts to maintain and preserve the Business and the Purchased Assets.

          (b) Without the prior written consent of Purchaser, Seller will not:

               (i) sell, transfer or otherwise dispose of any of the Purchased Assets other than consumption of supplies in the ordinary course of the Business at levels not exceeding past practice;

               (ii) remove any Improvements from the Real Property on which they are located or alter any Improvements other than in the process of maintenance and repair in the ordinary course of the Business consistent with past practice;

               (iii) remove any Personalty from the Vessels or the Real Property on which they are located or alter any Equipment other than in the process of maintenance and repair in the ordinary course of the Business consistent with past practice;

               (iv)   amend   or  (except  through  performance)
          terminate any Assumed Contract;

               (v) subject any of the Purchased Assets to any Liens; or

               (vi)   waive   any   claims,   rights,   Accounts
          Receivable of the Business;

               (vii) make any change in the rate of compensation, commission, bonus or other direct or indirect remuneration payable, or paid or agree or promise to pay, conditionally or otherwise, any bonus, extra compensation, pension or severance or vacation pay, to any shareholders, director, officer, employee, salesman, distributor or agent;

               (viii)     loan  any  monies  to  any  Person  or
          guarantee any obligations of any Person;

               (ix) enter into any transaction, contract or commitment other than in the ordinary course of the Business and consistent with past practices or pay or agree to pay any legal, accounting, brokerage, finder's fee, taxes or other expenses in connection with, or incur any severance pay obligations by reason of, this Agreement or the transactions contemplated herein;

               (x) enter into any agreement or make any commitment to take any of the types of actions described in paragraphs (i) through (ix) above.

          (d)   Seller  will maintain and keep all the  tangible
     Purchased Assets in their present condition, subject to ordinary wear and tear;

          (e)    Seller   will  perform  all  of  its   material
     obligations under all Assumed Contracts in accordance with the provisions thereof; and

          (f) Seller will (i) give Purchaser's representatives full access at all reasonable times to all of the assets, properties, books, records, agreements and commitments of Seller concerning the Business, the Purchased Assets and to Seller's employees, independent auditors (and the audit work papers of such auditors) and representatives to answer relevant inquiries of Purchaser regarding the Business and the Purchased Assets, and (ii) permit Purchaser or its agents to inspect and conduct nondestructive testing of any of the Purchased Assets; and

          (g) Seller shall promptly notify Purchaser of the occurrence of any matter, event, circumstance or condition that is material to the Business, the Purchased Assets or that would render inaccurate any of the representations or warranties of Seller contained in Article IV or constitute a violation or breach of this Agreement.

     6.2  Actions of the Parties.

          (a) CFC, Seller and Purchaser will use commercially reasonable best efforts to take all action and do all things that may be reasonably necessary, proper or advisable in order to consummate and to make effective as promptly as practicable the transactions contemplated by this Agreement (including satisfaction but not waiver of the conditions set forth in Article VII) and will not undertake or fail to undertake any action if such action or failure would render any of the representations and warranties under this Agreement untrue as of the Closing Date or cause any of the conditions precedent that are within its control not to be fulfilled. CFC and Seller will give any notices to third parties, and will use its commercially reasonable best efforts to obtain any third party consents, that Purchaser reasonably may request. In addition, CFC, Seller and Purchaser agree to cooperate fully and take all commercially reasonable actions necessary to obtain all consents, approvals and authorizations from other Persons and to effect all filings, applications, registrations and notifications that the parties hereto deem necessary or desirable in order to fulfill all conditions precedent contained herein or to consummation of the transactions contemplated hereby.

          (b) (i) Seller covenants and agrees to grant in favor of Purchaser or any of Purchaser's Affiliates, an additional Tuxpan Mortgage (the "Third Tuxpan Mortgage") within three business days after the Closing Date, which Third Tuxpan Mortgage shall secure payment of the Promissory Notes. The Third Tuxpan Mortgage shall be executed in the form attached hereto as Appendix IX. Seller further agrees to execute a public deed before a Notary Public in Mexico selected by Purchaser in order to include in such public deed the agreements, covenants and undertakings set forth in the first and second amendments to the Second Tuxpan Mortgage previously executed by Seller to secure the obligations under that certain Reimbursement Agreement dated April 28, 1997, as amended (the "Reimbursement Agreement") and to include within the scope of such Second Tuxpan Mortgage the additional obligations added to the Reimbursement Agreement pursuant to the Third Amendment to the Reimbursement Agreement, (ii) Seller covenants and agrees within 5 business days of the Closing Date to (A) authorize and request PEP to pay all amounts owing under any of the projects and/or claims included in
     Exhibit 6.13 that are owed by PEP to the account designated by Purchaser for work completed prior to the Closing Date,
     (B) grant powers of attorney to an escrow agent so appointed by Seller and Purchaser to have control upon the bank account in which PEP is currently making payments to Seller related to the projects and /or claims included in
     Exhibit 6.13 until such time PEP agrees to the request mentioned under 6.2(b)(ii)(A), and (C) use its best efforts to amend the EPC 36 Trust with Bancomer in order to have Purchaser or Purchaser's affiliates as the beneficiary in first place of the EPC 36 Trust with Bancomer.

          (c) The parties hereto agree that the obligations of Seller to reimburse Purchaser or any or Purchaser's Affiliates in connection with all obligations of CCC to Nissho Iwai and Nuevo Pignone shall be included in the obligations that are subject to the terms of that certain Reimbursement Agreement and CFC and Seller covenant and agree to take all actions as shall be necessary to cause each of the other shareholders of CCC to executed the Third Amendment to the Reimbursement Agreement in the form attached hereto as Appendix XI.

          (d) Upon the request of Seller, Purchaser agrees to cancel and terminate that certain Reimbursement Agreement, at such time as Purchaser and its affiliates have been released from all further obligations in respect of all obligations of CCC to Nissho Iwai and Nuevo Pignone and all amounts paid by Global to such entities, if any, have been repaid to Global by CFC or its affiliates pursuant to the Reimbursement Agreement or otherwise.

          (e) Purchaser covenants and agrees to remit to the proper tax authorities for the benefit of Seller (with proof of remittance provided to Seller) or, at the election of Purchaser to the account of Seller designated by Seller in either case within 3 business days of receipt thereof the full amount of the IVA tax payments included with any payments received on the Accounts Receivable that remain in the name of CCC after the Closing, without set-off or deduction of any kind. Until such time as all amounts payable on the Accounts Receivables from PEP shall be included in the EPC 36 Trust or a similar trust that provides for the direct payment of the IVA tax payments amounts, in the event that Purchaser has failed to remit in accordance with the first sentence of this Section 6.2(e) such IVA tax payment amounts within 180 days of the date of their receipt, two times the amount of such IVA tax (plus any monetary corrections, fines and penalties resulting from Purchaser's failure to timely pay over such the IVA tax payment amounts) shall be automatically credited as a payment on the principal amount of the Promissory Notes with application in each case to the Promissory Note with the highest interest rate.

          (f) Seller covenants and agrees to give Purchaser full power, control and diminution over the bank accounts to which Seller shall request PEP to make payments pursuant to Section 6.2(b)(ii)(A). In the interim, Seller shall grant powers of attorney to an escrow agent so appointed by the parties pursuant to Section 6.2(b)(ii)(B) to in connection with the bank account established in Schedule 6.2(f).

          (g) Seller and CFC covenant and agree, that in the event that Global has not been fully released from its guarantee of the Seller's obligations to Nissho Iwai and any amounts it has paid under such guarantee have not been refunded to Global on or prior to the 45th day after the Closing Date, Seller and CFC shall repay US$750,000 by wire transfer of immediately available US Dollars to the account designated by Purchaser.

     6.3 Litigation. From the date hereof through the Effective Time, each of the parties hereto shall promptly notify the other parties of any Actions which after the date hereof are threatened or commenced against the Purchaser, CFC, Seller, any Affiliate, officer, director, employee, consultant or agent or shareholder thereof, in their capacities as such, the Business or the Purchased Assets which, (i) challenges the consummation of the transaction contemplated by this Agreement, or (ii) if decided adversely, could reasonably be expected to have a Material Adverse Effect upon the Business, the Purchased Assets, or the ability of the parties to consummate the transactions contemplated herein.

     6.4 Protection of Value of Purchased Assets. Because of CFC's and Seller's access to the Business' confidential information and trade secrets, CFC and Seller would be in a unique position to divert business from the Business and to commit irreparable damage to the Business were CFC or Seller to be allowed to compete with the Business or to commit any of the other acts prohibited below; the enforcement of said restrictive covenants against CFC and Seller will not impose any undue burden upon them; none of said restrictive covenants is unreasonable as to period or geographic area; and the ability to enforce said restrictive covenants against CFC and Seller is a material inducement to the decision of Purchaser to consummate the transactions contemplated in this Agreement. CFC and Seller acknowledge that Purchaser would not purchase the Purchased Assets but for the agreements and covenants of CFC and Seller contained in this Section 6.4. Accordingly, CFC and Seller covenant and agree as follows:

          (a) Covenant. CFC and Seller shall not at any time within the Restricted Period, directly or indirectly, perform activities in the Business in Mexico and the waters offshore of Mexico (the "Geographic Area") except on behalf of Purchaser or its Affiliates provided, however, that specifically excluded from this covenant are all activities of CFC or Seller or their Affiliates conducted anywhere in the world outside of the Geographic Area.

          (b) Solicitation of Business. During the Restricted Period, CFC and Seller shall not, directly or indirectly, solicit or assist any other Person to solicit any business in competition with the services of the Business in the Geographic Area (other than for the Purchaser or its Affiliates) from any present, past or future customer of the Business.

          (c) Confidential Information. From and after the Closing Date, CFC and Seller shall keep secret and retain in strictest confidence, and shall not, directly or indirectly, use for the benefit of CFC or Seller or any
     Person other than the Purchaser and its Affiliates all confidential matters and trade secrets known relating to the Business, including, without limitation, customer lists, pricing policies, operational methods, marketing plans or strategies, product development techniques or plans, business acquisition plans, new personnel acquisition plans, methods of manufacture, technical processes, designs and design projects, invention and research projects and other business affairs relating to the services of the Business learned by CFC or Seller heretofore or hereafter, and shall not divulge, disclose or make assessable to any Person outside of the Purchaser and its Affiliates any such information except upon the Purchaser's express prior written consent.

          (d)   Rights  and  Remedies upon Breach.   If  CFC  or
     Seller breach, or threatens to commit a breach of, any of the provisions of this Section 6.4, the Purchaser shall have the following rights and remedies:

               (i) The right and remedy to have the restrictive covenants in this Section 6.4 specifically enforced by any court having equity jurisdiction and CFC and Seller acknowledge and agree that any such breach or threatened breach will cause irreparable injury to the Purchaser and that monetary damages will not provide an adequate remedy to the Purchaser; and

               (ii) The right and remedy to require CFC and Seller to indemnify the Purchaser against any losses, damages, costs and expenses, including reasonable attorneys fees and court costs, which may be incurred by it and which result from or arise out of or relate to any such breach or threatened breach of the restrictive covenants in this Section6.4.

          (e) Severability of Covenants. If any court of competent jurisdiction determines that any of the restrictive covenants in this Section 6.4, or any part thereof, is invalid or unenforceable with respect to CFC or Seller, the remainder of the restrictive covenants in this
     Section 6.4 shall not thereby be affected and shall be given full effect, without regard to the invalid portions. If any court of competent jurisdiction determines that any of the restrictive covenants in this Section 6.4, or any part thereof, is unenforceable because of the duration of such provision or the area covered thereby, such court shall have the power to reduce the duration or area of such provision and, in its reduced form, such provision shall then be enforceable and shall be enforced. CFC and Seller hereby waive any and all right to attack the validity of the restrictive covenants in this Section 6.4 on the grounds of the breadth of their geographic scope or the length of their term.

          (f) Enforceability in Jurisdictions. Each of CFC, Seller and Purchaser intend to and do hereby confer non-exclusive jurisdiction to enforce the restrictive covenants in this Section 6.4 upon the courts of any jurisdiction within the geographical scope of such covenants. If the courts of any one or more of such jurisdictions hold the restrictive covenants in this Section 6.4 wholly unenforceable by reason of the breadth of such scope or otherwise, it is the intention of Purchaser, CFC and Seller that such determination not bar or in any way affect the right of the Purchaser to the relief provided above in the courts of any other jurisdiction within the geographical scope of such covenants, as to breaches of such covenants in such other respective jurisdictions, such covenants as they relate to each jurisdiction being, for this purpose, severable into diverse and independent covenants.

     6.5 Assignment of Contracts; Transfer of Purchased Assets; Assistance in Contract Compliance. To the extent that the assignment of any Assumed Contract shall require the consent of any other Person, this Agreement shall not constitute an agreement to assign the same if the attempted assignment would constitute a breach thereof. CFC, Seller and Purchaser agree each to use commercially reasonable best efforts in each case to obtain consent to the assignment to Purchaser. If any required consent to assign to Purchaser any of the Purchased Assets or the benefits under any Assumed Contract is not obtained, the parties will cooperate in any reasonable arrangement designed to provide for Purchaser the benefit of such Purchased Assets or such Assumed Contract which Purchaser is denied or deprived as a result of the failure to obtain such consent or approval. Such "reasonable arrangement" will include Purchaser or its Affiliates subcontracting with Seller to perform its obligations under the Assumed Contract on terms substantially similar to the Assumed Contract pursuant to a "Contracto de Associacion en Participation" or otherwise. If CFC or Seller requests, Purchaser shall contact each vendor or supplier to whom any of the Assumed Liabilities that are listed in CFC's or Seller's and use commercially reasonable efforts to obtain from such vendors or suppliers a full release of CFC, Seller and Sellers
Affiliates   from  any  liabilities  included  in  the   Assumed
Liabilities; provided however that Purchaser shall not be required to make any special, advance or additional payments or other forms of remuneration to such vendors or suppliers in order to obtain such releases.

     6.6  Taxes and Expenses.

          (a) Seller shall pay all Taxes arising out of or in connection with the transactions effected pursuant to this Agreement, except for Mexican Property Transfer Taxes which shall be paid by Purchaser. Seller and Purchaser shall cooperate in filing all necessary documentation and returns with respect to such Taxes.

          (b) Seller shall pay all Taxes with respect to the Business and the Purchased Assets that are payable or become payable after the date hereof with respect to periods ending on or prior to the transfer thereof on the Closing Date, provided that Purchaser shall reimburse Seller for all such Taxes paid to the extent such Taxes constitute Assumed Liabilities. Purchaser shall pay all Taxes with respect to the Business and Purchased Assets that are payable or become payable with respect to periods commencing after the transfer thereof on the Closing Date.

          (c) Except as may otherwise be specifically provided herein, each party shall be responsible for its own expenses, including without limitation the fees of accountants and attorneys, which are incurred in connection with the negotiation and execution of this Agreement and the consummation of the transactions herein contemplated.

     6.7 Access to Records After Closing Date. Seller and Purchaser agree that, so long as the books and records retained by Seller relating to the Business or the Purchased Assets or the books and records delivered to Purchaser hereunder remain in existence and available, each party shall have the right to inspect and, at its expense, to make copies of the same at any time during business hours for any proper purpose. For a period of five (5) years following the Closing Date, the parties hereto will not, without first having offered to deliver the same to the other party, destroy or permit the destruction of any of such books and records or any schedules, work papers and any other documents relating to any Tax Returns in its or its Affiliates? possession. Each party agrees that it will make available, and it will cause its Affiliates to make available, to the other and to any accountants or attorneys or tax agents authorized by such other party, at the expense of the party requesting the same, any such records or information needed in connection with any Tax matters, litigation or similar matters.

     6.8 Allocation of Purchase Price. Purchaser and Seller agree to allocate the Purchase Price and all other capitalized costs among the Purchased Assets prior to the Closing Date. Purchaser shall prepare a further allocation of the Purchase Price among the Purchased Assets and shall submit such allocation to Seller no later than three days prior to the Closing Date. Purchaser and Seller shall not take any position on any federal or state Tax Return or other filing that is inconsistent with the Purchase Price Allocation. Purchaser and Seller shall duly prepare and timely file such reports and information returns as may be required to report the allocation of the Purchase Price among the Purchased Assets in accordance with the Purchase Price Allocation.

     6.9 Agreement to Defend. In the event any claim or Action or other proceeding by any Governmental Entity or other Person or other legal or administrative proceeding is commenced that questions the validity or legality of the transactions contemplated hereby or seeks damages in connection therewith, whether before or after the Effective Time, Seller, CFC and Purchaser agree to cooperate and use reasonable efforts to defend against and respond thereto. The parties hereto each severally agree and covenant not to institute, commence, assist or participate in any Action or other proceeding seeking to challenge or restrain the transactions contemplated herein.

     6.10 Payment of Liabilities. Seller shall pay or otherwise satisfy in the ordinary course all claims and liabilities relating to the Purchased Assets or the Business incurred through the Closing Date other than the CFC Assumed Liabilities (which in accordance with Section 2.4 shall not include the Accounts Payable on Exhibit 2.4(i) until the conditions to Purchaser's assumption have been met) and liabilities to Purchaser or its Affiliates represented by the Promissory Notes (which shall be paid in accordance with its terms); provided, however, that Seller shall have the right to dispute any such claims or liabilities in good faith.

     6.11 Dispute Assistance. CFC and Seller agree that in the event of any dispute with respect to the Business arising out of or relating to events which occurred at or prior to the Closing, they shall cooperate with Purchaser, at no cost to Purchaser, in the resolution of such dispute, including, without limitation, making appearances in any litigation which may result therefrom; provided, however, that CFC's or Seller's agreement so to cooperate shall not be deemed an acceptance by CFC or Seller of any liability arising from such dispute, as to which the other provisions of this Agreement shall control.

     6.12 Certain Employee Matters.

          (a) From the date hereof until the Effective Time, the Seller and CFC shall permit Purchaser to approach and negotiate with the employees and agents of CFC, Seller or their Affiliates that work in the Business and are set forth on Exhibit 6.12(a) in an effort to persuade them to continue with the Business pending the Closing and thereafter accept employment or agency with the Purchaser or its Affiliates.

          (b) CFC and Seller agree that Purchaser or its Affiliates may offer employment to each of persons listed on Exhibit 6.12(a), effective on the Closing Date. Each such person who accepts such employment offer from Purchaser or its Affiliates shall be referred to herein as a "Continuing Employee." CFC and Seller shall have no liability for, and Purchaser agrees to indemnify CFC and Seller in accordance with Section 8.2 hereof against, any claims brought by each of the Continuing Employees relating to any termination of their employment by Purchaser or its Affiliates after the Closing Date.

          (c) On or before, but effective as of, the Closing Date, Seller shall take such actions as may be necessary to terminate the employment of each of the employees set forth on Exhibit 6.12(c) and all severance benefits due to such employees shall be paid 51% by CFC and 49% by Purchaser in accordance with the terms of that certain letter of even date herewith and attached hereto as Appendix VIII; provided, however, that in the event that CFC or any of its affiliates shall re-employ any of the persons set forth on
     Exhibit 6.12(c) within 180 days of their date of termination, CFC shall pay to Purchaser in U.S. Dollars its part of the costs of the severance benefits provided to such former employee upon their termination pursuant to this Section 6.12(c).

          (d) Purchaser shall have no liability for, and Seller and CFC agree to indemnify Purchaser and its Affiliates in accordance with Section 8.2 hereof against, any liabilities or obligations, or claims brought by employees other than the Continuing Employees relating to Seller's termination
     of   their  employment  with  it  or  Seller's  Affiliates.
     Without limiting the scope of the preceding sentence, Seller shall take any and all actions necessary to ensure that Purchaser and its Affiliates shall not be required to provide benefit coverage with respect to any such former employee under applicable laws.

     6.13 Credit For Certain Collections. The Promissory Notes shall provide and Purchaser hereby covenants to give Seller full credit against amounts owed under the Promissory Notes for all amounts actually received by Seller or its Affiliates from PEP in payment of the claims, rights, Accounts Receivables, and work earned but not billed listed on Exhibit 6.13 hereto.

     6.14 Accounts Receivable. Seller will use its best efforts to cause all of the Accounts Receivable to be collected in accordance with their terms and will not agree to any reduction or discount of any Accounts Receivable without the written consent of Purchaser.

     6.15  Right of First Refusal on Carmen Property.  Prior  to
Purchaser or any affiliate of Purchaser consummating any sale (other than to an affiliate of Purchaser) of the real estate on which the Carmen Property is located on the date hereof, Purchaser shall deliver to Seller a written offer (the "Offer Letter") to sell such property to Seller on the terms and conditions, including the sales price and closing date, set forth in the Offer Letter and under which Purchaser proposes to sell such property. The Seller shall have, for 10 days following delivery of the Offer Letter, the option and preferential right to purchase the property on the terms and conditions contained in the Offer Letter. The Seller's right shall be exercisable by written notice to Purchaser ("Purchase Notice"). If the Seller shall fail to deliver the Purchase Notice before expiration of the 10 day option period, shall decline to exercise its purchase option or shall fail to close the purchase in accordance with the terms and conditions contained in the Offer Letter, Purchaser shall be free to sell and transfer the property substantially in accordance with the terms on the Offer Letter.


                           ARTICLE VII
                           CONDITIONS

     7.1 Conditions Precedent to Seller's Obligations. The obligation of Seller to consummate the transactions provided for in this Agreement is, at the option of Seller, subject to satisfaction of the following conditions at or before the Closing Date:

          (a)   The  representations  and  warranties  made   by
     Purchaser in this Agreement and in each of the Purchaser Documents delivered pursuant hereto on or before the Closing Date shall be true and correct in all material respects with the same force and effect as though such representations and warranties had been made at and as of the Closing Date except as set forth in the Purchaser's Disclosure Letter. All of the covenants, terms and conditions of this Agreement and the Purchaser Documents to be complied with or performed by Purchaser or its Affiliates at or before the Closing Date shall have been complied with and performed in all material respects. Purchaser shall have delivered to Seller a certificate to the foregoing effect dated the Closing Date and signed by the President or other authorized officer of Purchaser;

          (b) All material consents and approvals, if any, which are required from any Government Entity in order to permit Seller to consummate the transactions contemplated by this Agreement shall have been duly given and the filing with the Mexican Federal Competition Commission shall have been made;

          (c) On the Closing Date, there shall be in effect no injunction, order or decree of any nature issued, ordered or granted by any Governmental Entity of competent jurisdiction that restrains or prohibits in any material respect, or would award substantial damages in connection with, the consummation of the transactions contemplated hereby;

          (d) Purchaser shall have executed and delivered to Seller the documents referred to in Section 3.3 herein;

          (e)  Purchaser shall have delivered to Seller:

               (i) the Services Agreement executed by Purchaser or its Affiliate in the form attached hereto as Appendix II;
               (ii) the    "Contracto    de    Associacion    en
                    Participacion executed by Purchaser  or  its
                    Affiliate  in  the form attached  hereto  as
                    Appendix   III  for  each  of  the   Assumed
                    Contract with PEP;
               (iii)       the  Support  Agreement  executed  by
                    Purchaser in the form attached hereto as Appendix V, including Schedule A thereto for each of the Assumed Contracts with customers of the Business other than PEP;
               (iv) the  Share  Purchase Agreement  executed  by
                    Purchaser in the form attached hereto as Appendix VI; and

          (f) Seller and Purchaser shall have agreed to the allocation of the Purchase Price as contemplated by the first sentence of Section 6.8.

     7.2 Conditions Precedent to Purchaser's Obligations. The obligation of Purchaser to consummate the transactions provided for in this Agreement is, at the option of Purchaser, subject to satisfaction of the following conditions at or before the Closing Date:

          (a) The representations and warranties made by Seller or CFC in this Agreement and in each of the Seller
     Documents delivered pursuant hereto on or before the Closing Date shall be true and correct in all material respects with the same force and effect as though such representations and warranties had been made at and as of the Closing Date except as set forth in Seller's Disclosure Letter. All of the covenants, terms and conditions of this Agreement to be complied with and performed by Seller, CFC or their Affiliates at or before the Closing Date shall have been complied with and performed in all material respects. Seller shall have delivered to Purchaser a certificate to the foregoing effect dated the Closing Date and signed by the President or other authorized officer of CFC;

          (b) From the date of this Agreement to the Closing Date, there shall not have occurred any change in the Purchased Assets that has had or is reasonably expected to have a Material Adverse Effect (other than by any change caused by an action of Purchaser or its Affiliates with the intent that such action would cause a Material Adverse Effect on the Purchased Assets);

          (c)  Seller shall have delivered to Purchaser:

               (i) the Promissory Notes executed by Seller and CFC in the form attached hereto as Appendix I;
               (ii) the  Services Agreement executed by  CFC  in
                    the form attached hereto as Appendix II;
               (iii)       the  "Contracto  de  Associacion   en
                    Participacion executed by Seller in the form
                    attached hereto as Appendix III for each  of
                    the Assumed Contract with PEP;
               (iv) the  amendment to the Tuxpan Mortgage in the
                    form  attached  hereto  as  Appendix  IV  to
                    include   the   Promissory  Notes   in   the
                    obligations secured thereby;
               (v)  the Support Agreement executed by Seller  in
                    the form attached hereto as Appendix V;
               (vi) the Share Purchase Agreement executed by CFC
                    in the form attached hereto as Appendix VI;
               (vii)      a fully paid, royalty free license for
                    certain of the Intellectual Property of  the
                    Business in the form of Appendix VII;
               (viii)     the  form  of  side  letter  regarding
                    certain  employee payments in  the  form  of
                    Appendix VIII;
               (ix)   the  Third  Tuxpan Mortgage  in  the  form
                    attached hereto as Appendix IX;
               (x) the Powers of Attorney in the form attached hereto as Appendix X;
               (xi) the  Third  Amendment to  the  Reimbursement
                    Agreement  in  the form attached  hereto  as
                    Appendix XI; and
               (xii)      the Notices of Assignment to Customers
                    (other   than   PEP)  owing   the   Accounts
                    Receivable  in the form attached  hereto  as
                    Appendix XII;
               (xiii)     the  Amendment to the EPC 36 Trust  in
                    the  form attached hereto as Appendix  XIII;
                    and
               (xiv)     the agreements terminating the existing
                    barge   charters  between  Seller  and   any
                    Affiliate of Purchaser; and

          (d) On the Closing Date, there shall be in effect no injunction, order or decree of any nature issued, ordered or granted by any Governmental Entity of competent jurisdiction that restrains or prohibits in any material respect or would award substantial damages in connection with, the consummation of the transactions contemplated hereby;

          (e) All material consents and approvals, if any, which are required from any Government Entity or other Persons in order to permit Purchaser to consummate the transactions contemplated by this Agreement shall have been duly given and the filing with the Mexican Federal Competition Commission shall have been made;

          (f) Seller shall have executed and delivered to Purchaser the documents referred to in Section 3.2 herein;

          (g) Seller shall have delivered to Purchaser releases of all Liens set forth on Schedule 4.3 to Seller's Disclosure Letter except for Liens in favor of Global and in favor of Heller Financial securing the Heller Debt; and

          (h) Seller and Purchaser shall have agreed to the allocation of the Purchase Price as contemplated by the first sentence of Section 6.8.


                          ARTICLE VIII
          SURVIVAL OF REPRESENTATIONS; INDEMNIFICATION

     8.1 Survival of Representations. The representations and warranties set forth in Sections 4.2, 4.3(a) and 5.2 shall survive the Closing indefinitely subject to any applicable statutes of limitations. All other representations and warranties of the parties contained in this Agreement, or in any Seller Document or Purchaser Document shall survive the Closing and shall survive until midnight Houston time on the second anniversary of the Closing Date, and shall then expire. Upon the expiration of any representation and warranty pursuant to this Section 8.1, unless written notice of a claim based on such representation and warranty shall have been delivered to the party from whom indemnification is sought prior to such expiration, no claim may be brought based on the breach of such representation and warranty.

     8.2  Indemnity.

          (a) Subject to the provisions of this Article VIII, Seller and CFC, jointly and severally, shall indemnify and hold Purchaser and its Affiliates ("Purchaser Indemnitees") harmless from and against any Losses of any kind or nature whatsoever, which may be incurred or suffered by any of the Purchaser Indemnitees and which may arise out of, result from or be based upon:

               (i)    any  breach  of  or  inaccuracy   in   any
          representation or warranty of Seller made in this Agreement or any Seller Documents;

               (ii) the ownership, management, operation or use by Seller or its Affiliates of the Purchased Assets or the conduct of the Business on or prior to the Closing
          Date, other than the Assumed Liabilities;

               (iii) any debts, liabilities or obligations of, or claims, direct or indirect, fixed, contingent or otherwise, known or unknown, existing as of or prior to the Closing Date or arising out of facts or circumstances existing at or prior to the Closing Date, in each case which are not Assumed Liabilities; and

               (iv) the failure of Seller or CFC to perform the covenants and obligations imposed on it by this Agreement or any of the Seller Documents.

     (b) Subject to the provisions of this Article VIII, Purchaser shall indemnify and hold Seller and its Affiliates ("Seller Indemnitees") harmless from and against, any Losses of any kind or nature whatsoever, which may be incurred or suffered by any of the Seller Indemnitees and which may arise out of, result from or be based upon:

               (i)    any  breach  of  or  inaccuracy   in   any
          representation or warranty of Purchaser made in this Agreement or in any Purchaser Documents;

               (ii) the ownership, management, operation or use by Purchaser or its Affiliates of the Purchased Assets or the conduct of the Business following the Closing
          Date;

               (iii)       the  failure  of  Purchaser  or   its
          Affiliates to pay, perform or discharge when due obligations arising after the Closing Date under the Assumed Contracts or the Assumed Liabilities; and

               (iv) the failure of Purchaser to perform the covenants and obligations imposed on it by this Agreement or any of the Purchaser Documents.

     8.3  Notice and Participation..

          (a) If a claim, demand or Action is asserted by a third Person against a Person indemnified pursuant to this
     Article VIII ("Indemnitee"), and if such Indemnitee intends to seek indemnity with respect thereto under this Article VIII (which claim, demand or Action is herein called an "Third Party Claim"), the Indemnitee shall promptly, and in any event within 30 days of the assertion of such Third Party Claim, notify the Person from whom indemnification is sought ("Indemnitor") of such Third Party Claim which notice shall state with reasonable particularity the circumstances giving rise to such notice. Failure to notify the Indemnitor timely shall not relieve the Indemnitor of any liability which the Indemnitor might have to the Indemnitee except to the extent (and only to the extent) such failure materially prejudices the Indemnitor's position. In the event of the assertion of any Third Party Claim, Indemnitor, at its option, may assume (with legal counsel reasonably acceptable to the Indemnitee) at its sole cost and expense the defense of any Third Party Claim if it acknowledges to the Indemnitees in writing its obligations to indemnify the Indemnitee with respect to all elements of such Third Party Claim, and may assert any defense of Indemnitee or Indemnitor; provided that Indemnitee shall have the right at its own expense to participate jointly with Indemnitor in the defense of any such Third Party Claim; provided, however, that if the Indemnitee, in its discretion, determines that there exists a conflict of interest between the Indemnitor (or any constituent party thereof) and the Indemnitee or that different defenses may be available, the Indemnitee (or any constituent party thereof) shall have the right to engage separate counsel, the reasonable costs and expenses of which shall be paid by the Indemnitor, but in no event shall the Indemnitor be liable for the costs and expenses of more than one such separate counsel. Counsel representing both the Indemnitor and the Indemnitee must acknowledge in writing its obligation to act as counsel for all parties being represented and must acknowledge and respect separate attorney client privileges with respect to each party represented. If Indemnitor elects to undertake the defense of any Third Party Claim hereunder, Indemnitee shall cooperate with Indemnitor in the defense or settlement of the Third Party Claim.

          (b) If the Indemnitor, by the thirtieth day after receipt of notice of any Third Party Claim (or, if earlier, by the tenth day preceding the day on which an answer or other pleading must be served in order to prevent judgment by default in favor of the person asserting the Third Party Claim) does not assume actively and in good faith the defense of any such Third Party Claim or Action resulting therefrom, the Indemnitee may defend against such claim or litigation, after giving notice of the same to the Indemnitor, on such terms as the Indemnitee may deem appropriate, and the Indemnitor shall be entitled to participate in (but not control) the defense of such action, with its counsel and at its own expense. The Indemnitee shall not settle or compromise any Third Party Claim for which it is entitled to indemnification hereunder, without the prior written consent of the Indemnitor (which shall not be unreasonably withheld or delayed) unless suit shall have been instituted against Indemnitee and the Indemnitor shall not have taken control of such suit. The Indemnitor shall not, without the written consent of the Indemnitee (which shall not be unreasonably withheld or delayed), settle or compromise any Third Party Claim or consent to the entry of any judgment which does not include as an unconditional term thereof the giving by the claimant or the plaintiff to the Indemnitee of an unconditional release from all liability in respect of such Third Party Claim. Notwithstanding anything in this Article XIII to the contrary (i) Purchaser shall in all cases be entitled to control of the defense of any action if it (x) may adversely effect the Purchaser or its Affiliates other than as a result of money damages; or (y) may have an adverse impact on the Business or the financial condition of Purchaser or its Affiliates (including an effect on the Tax liabilities, earnings or ongoing business relationships of Purchaser or its Affiliates) even if the Indemnitor pay all indemnification amounts in full, and
     (ii) the Indemnitor shall not, without the written consent of the Indemnitee (which shall not be unreasonably withheld or delayed), settle or compromise any Third Party Claim or consent to the entry of any judgment which does not include as an unconditional term thereof the giving by the claimant or the plaintiff to the Indemnitee of an unconditional release from all liability in respect of such Third Party Claim.

          (c) If any Indemnitee believes there exists any claim (other than Third Party Claims) with respect to which any Indemnitor is obligated to provide indemnification pursuant to Sections 8.2(a) or 8.2(b), or pursuant to any other specific indemnification covenant contained in this Agreement, the Indemnitee shall give the Indemnitor written notice thereof which notice shall state with reasonable particularity the circumstances giving rise to such Claim and shall specify, if known, the amount of the Losses for which indemnification is sought.

     8.4 Indemnification Threshold. Neither the Purchaser Indemnitees on the one hand, nor the Seller Indemnitees on the other hand shall be entitled to make any claim for indemnification under Section 8.2(a)(i) or 8.2(b)(i), respectively, (a) unless and until the aggregate of all Losses suffered by them and for which indemnification under such provision is sought shall exceed US$100,000, but in such event, such Person shall be entitled to indemnification for the full amount of such Losses without regard to the US$100,000 threshold.

     8.5   Indemnification  of Negligence  of  Indemnitee.   The
indemnification  provided  in  this  Article   VIII   shall   be
applicable whether or not the Losses are contributed to by the negligence or fault of the Indemnitee.

     8.6 Payment. Any claim, other than a Third Party Claim, shall be conclusively established against the Indemnitor in all respects 30 days after receipt by the Indemnitor of notice thereof in accordance with Section 8.3(c), unless within such period the Indemnitor sends the Indemnitee a notice disputing the propriety of the claim. Such notice of dispute shall described the basis for such objection and the amount of the claim as to which the Indemnifying Party does not believe should be subject to indemnification. If it is finally determined that all or a portion of such claim amount is owed to the Indemnitee, the Indemnitor shall, within 5 Business Days of such determination, pay the Indemnitee such amount owed in cash, together with interest from the date that the Indemnitee initially requested such payment until the date of actual payment, at an annual rate equal to the prime interest rate then generally in effect on the date of payment as set forth in The Wall Street Journal. All such payments shall be in US Dollars.


                           ARTICLE IX
                            [OMITTED]


                            ARTICLE X
                          MISCELLANEOUS

     10.1 Waivers and Amendments. Any waiver of any term or condition of this Agreement, or any amendment or modification of this Agreement, shall be effective only if set forth in a written document executed by a duly authorized officer of each of the parties. A waiver of any breach or failure to enforce any of the terms or conditions of this Agreement shall not in any way affect, limit or waive a party's other rights hereunder at any time to enforce strict compliance thereafter with every term or condition of this Agreement.

     10.2 Notices. Any notice, request, instruction, demand or other communication to be given hereunder by either party hereto to the other shall be given in writing and shall be delivered either by hand, by telegram, telex, telecopy or similar facsimile means, or by registered or certified mail, postage prepaid, return receipt requested, as follows:

          (a)  If to Purchaser, addressed to:

               Global Industries Offshore, Inc.
               c/o Global Industries, Ltd.
               900 Haliburton Centre
               5151 San Felipe
               Houston, Texas 77056
               Attention:  William J. Dore'
               Telecopy No: 713/624-2299

          (b)  If to Seller or CFC, addressed to:

               CCC Fabricaciones Y Construcciones, S.A. De C.V.
               Blvd. M. De Cervantes Saavedra N? 157-7 Piso
               Col. Ampliacion Granada 11520,
               Mexico, D. F.
               Attention: Randall S. Nelson
               Telecopy No.:   5254-51-84

or to such other address or number as either party shall have previously designated by written notice given to the other party in the manner hereinabove set forth. Notices shall be deemed given when received, if sent by telegram, telex, telecopy or similar facsimile means, and when delivered and receipted for, if mailed or hand delivered.

     10.3 Headings. The Article and Section headings herein are for convenience only and shall not affect the construction hereof.

     10.4 Entire Agreement. This Agreement, Seller's Disclosure Letter, Purchaser's Disclosure Letter, the Appendices and Exhibits hereto, Seller Documents and Purchaser Documents constitute the entire agreement between the parties pertaining to the subject matter hereof and supersede all other prior and contemporaneous agreements and understandings, both oral and written, of the parties in connection therewith. No covenant or condition not expressed in this Agreement shall affect or be effective to interpret, change or restrict this Agreement.

     10.5 Severability. If any term, provision, covenant or condition of this Agreement is held by any court of competent jurisdiction to be invalid, void or unenforceable in any respect, the remainder of such term, provision, covenant or condition in every other respect and the remainder of the terms, provisions, covenants or conditions of this Agreement shall continue in full force and effect and shall in no way be affected, impaired or invalidated.

     10.6 Public Announcements. Neither of the parties hereto, except as required by any law, Governmental Entity or stock exchange rule, shall release to the public any information concerning this Agreement or the transactions contemplated hereby, without having first obtained the approval of the other parties hereto, which approval may not be unreasonably withheld.

     10.7 Governing Law and Jurisdiction.

          (a)  THIS AGREEMENT SHALL BE GOVERNED BY AND CONSTRUED
     IN  ACCORDANCE WITH THE LAWS OF THE STATE OF TEXAS  WITHOUT
     REFERENCE TO THE CHOICE OF LAW PRINCIPLES THEREOF.

          (b)  The Parties hereby irrevocably:

               (i) submit to the non-exclusive jurisdiction of the state courts of and the federal courts in the State of Texas in respect of any legal proceedings in connection with this Agreement, any of the Seller Documents and any of the Purchaser Documents;

               (ii) consents to the service of process out of any such courts in such legal proceedings by the mailing of a copy or notice thereof by prepaid mail to their address as set forth in Section 10.2 and confirms that the failure to receive such copy of notice shall not prejudice due service;

               (iii) waives any objection it may have to the laying of venue of any such legal proceedings in any of the said courts, and waives any claim that it may have that any such legal proceedings have been brought in an inconvenient forum; and

               (iv) agrees that nothing herein shall affect the right to service of process in any other manner permitted by law or preclude the right to bring proceedings in any other court or courts of competent jurisdiction.

          (c) Seller and CFC agree (i) to maintain Gabriel de la Torre, whose address is at the principal address of the Seller, as a duly appointed agent in Mexico and CT Corporation, as duly appointed registered agent in the State of Texas for service of process out of state and federal courts in the State of Texas and (ii) to keep
     Purchaser informed of the names and addresses of such agents.

     10.8 Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and permitted assigns. This Agreement shall not be assigned without the express prior written consent of the parties hereto except that the rights and obligations of Purchaser may be assigned and delegated to any wholly-owned Affiliate of Purchaser without the consent of the other parties hereto, provided, however, that no such assignment or delegation shall relieve Purchaser of liability therefor.

     10.9   Counterparts.   This  Agreement  may   be   executed
simultaneously in two or more counterparts, each of which  shall
be   deemed  an  original,  but  all  of  which  together  shall constitute one and the same instrument.

     10.10 Risk of Loss. The risk of any loss, damage, impairment, confiscation or condemnation of the Purchased Assets, or any part thereof, shall be upon the Seller (as constituted prior to the transactions contemplated by this Agreement) and its Affiliates at all times prior to the Closing Date. In any such event, the proceeds of, or any claim for any loss payable under any insurance policy, judgment or award with respect thereto shall be payable to Seller. In such event, Seller shall, at the election of the Purchaser, either: (i) repair, replace or restore any such property as soon as possible after its loss, impairment, confiscation or condemnation; or
(ii) if insurance proceeds are sufficient to repair, replace or restore the property, pay such proceeds to Purchaser on the Closing Date; provided that in the event of damage that would have a Material Adverse Effect on the Business or the Purchased Assets, Purchaser may terminate this Agreement.

     10.11 Transfer of Certain Assets. Purchaser may cause Seller to transfer to one or more of Purchaser's Affiliates on the Closing Date all or any portion of the Purchased Assets to be sold, conveyed, transferred, assigned and delivered to Purchaser hereunder. Any such transfers shall be to Purchaser's Affiliates designated by Purchaser, provided that such designation shall not relieve Purchaser from any of its obligations under this Agreement.
                    [Signature Page Follows]



      IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the date first above written.


PURCHASER:                    SELLER:

Global Industries Offshore, Inc.   CCC Fabricaciones y
Construcciones,
                              S.A. de C.V.





By:                                    By:
Name:  R. Clay Etheridge               Name:  Efrain Lopez de Rivera
Title: Vice President                  Title: Attorney in fact
       Internatinal Operations



CFC:

Grupo Consorcio de Fabricaciones y
Construcciones, S.A. de C.V.,


By:
Name:  Gabriel de la Torre
Title: Attorney in fact



Appendices:

Appendix I          -    Form of Promissory Notes
Appendix II         -    Form of Services Agreement
Appendix III        -    Form of A en P Agreement
Appendix IV         -    Form of Amendment to Mortgage on Tuxpan
Appendix V          -    Form of Support Agreement
Appendix VI         -    Form of Share Purchase Agreement
Appendix VII        -    Form of License Agreement
Appendix VIII       -    Form of Side letter regarding  payment
                         of Employee Termination Costs
Appendix IX         -    Form of Third Tuxpan Mortgage
Appendix X          -    Form of Powers of Attorney
Appendix XI         -    Form   of  Third   Amendment   to
                         Reimbursement Agreement
Appendix XII        -    Notices to Non-PEP customers
Appendix XIII       -    Form of Amendment to EPC 36 Trust

Exhibits:

Exhibit  2.4(i)     -    Accounts Payable of Business  included
                         in Assumed Liabilities
Exhibit   2.4(iv)   -    Bid  and  Performance   Bonds
                         indemnified by Purchaser
Exhibit 6.12(a)     -    Employees Who Purchaser may solicit for
                         Employment
Exhibit 6.12(c)     -    Employees to be terminated by Seller
Exhibit 6.13        -    Claims,   Rights,   Accounts
                         Receivables, and Work Earned but not Billed,
                         Collections   of  which  are   Credited   to
                         Obligations under the Promissory Notes

Schedules
[Seller's]
Schedule 1.1(a)     -    list of Real Property included  in  the
                         Purchased Assets
Schedule  1.1(c)    -    list of Personalty  included  in  the
                         Purchased Assets
Schedule 1.1(d)     -    list of Assumed Contracts
Schedule 1.1(h)     -    list  of Accounts Receivable,  prepaid
                         rentals, other prepaid expenses and  advance
                         payments,   bonds,  deposits,  refunds   and
                         financial assurance requirements, and  other
                         current assets relating to the Business
Schedule  4.2       -    list  of  excepts  to  no  conflicts
                         representation
Schedule 4.3        -    list of Liens on Purchased Assets
Schedule 4.3(c)     -    list   of  the  Accounts  Receivable,
                         together with an accurate aging of the same
Schedule 4.4        -    list   of   exceptions    to
                         representation   about  Assumed   Contracts,
                         including defaults and consents necessary to
                         assignment
Schedule 4.5        -    list of all Permits
Schedule  4.6       -    list of existing conditions  on  real
                         property that could cause remediation
Schedule 6.2(f)     -    list  of bank accounts that  have  any
                         Marine  Business  receipts pending  or  that
                         have  been  used for any Accounts Receivable
                         or  to  which any Marine Business   customer
                         has been directed to make payment

[Purchaser's]
Schedule  5.2       -    list of exceptions to  no  conflicts
                         representation


                                                     EXHIBIT 15.1









August 12, 1999

Global Industries, Ltd.
107 Global Circle
Lafayette, Louisiana 70503

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Global Industries, Ltd. and subsidiaries for the periods ended June 30, 1999 and 1998, as indicated in our report dated August 3, 1999; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended June
30,  1999, is incorporated by reference in Registration Statement
Nos. 33-58048, 33-89778, and 333-69949 on Form S-8.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.



DELOITTE & TOUCHE LLP

New Orleans, Louisiana