Form 10-Q
period 1999-09-30
GLOBAL INDUSTRIES LTD
filed 1999-11-15
CIK 895663

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

                       Commission File Number:  2-56600

                           GLOBAL INDUSTRIES, LTD.
            (Exact name of registrant as specified in its charter)
Louisiana                                                             72-1212563
(State or other jurisdiction of                                (I.R.S.  Employer
incorporation or organization)                               Identification No.)

8000 Global Drive
P.O. Box 442, Sulphur, LA                                             70664-0442
(Address of principal executive offices)                              (Zip Code)
                                 (337) 583-5000
             (Registrant's telephone number, including area code)

107 Global Circle
P. O. Box 61936, Lafayette, LA                                        70596-1936
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

                       APPLICABLE ONLY TO CORPORATE ISSUERS:
     The number of shares of the Registrant's Common Stock outstanding as of October 31, 1999 was 91,146,540.





                            Global Industries, Ltd.
                              Index - Form 10-Q


                                    Part I

Item 1.     Financial Statements - Unaudited
              Independent Accountants' Report                                3
              Consolidated Statements of Operations                          4
              Consolidated Balance Sheets                                    5
              Consolidated Statements of Cash Flows                          6
              Notes to Consolidated Financial Statements                     7

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     11

Item 3.     Quantitative and Qualitative Disclosures about Market Risk      22

                                    Part II

Item 1.     Legal Proceedings	                                              23

Item 6.     Exhibits and Reports on Form 8-K                                23

            Signature                                                       24



                       PART I  -  FINANCIAL INFORMATION


Item 1.     Financial Statements.

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Shareholders of Global Industries, Ltd.

We have reviewed the condensed consolidated financial statements of Global Industries, Ltd. and subsidiaries, as listed in the accompanying index, as of September 30, 1999 and for the quarter and nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

November 2, 1999
New Orleans, Louisiana





                            Global Industries, Ltd.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)
                                  (Unaudited)




                                  Quarter Ended            Nine Months Ended
                                  September 30,              September 30,
                            ------------------------    ------------------------
                               1999          1998          1999          1998
                            ----------    ----------    ----------    ----------
Revenues                    $ 129,274     $ 120,575     $ 300,909     $ 300,251

Cost of Revenues              110,523        89,674       263,293       215,020
                            ----------    ----------    ----------    ----------

Gross Profit                   18,751        30,901        37,616        85,231

Equity in Net (Loss) of
 Unconsolidated Affiliate      (5,658)       (1,329)      (10,658)       (3,691)

Selling, General and
 Administrative Expenses        7,456         7,968        20,138        19,028
                            ----------    ----------    ----------    ----------

Operating Income                5,637        21,604         6,820        62,512
                            ----------    ----------    ----------    ----------

Other Income (Expense):
 Interest Expense              (4,126)       (2,822)       (9,762)       (4,759)
 Goodwill amortization           (882)          (42)         (948)         (126)
 Other                            114           178         3,254         1,079
                            ----------    ----------    ----------    ----------
                               (4,894)       (2,686)       (7,456)       (3,806)
                            ----------    ----------    ----------    ----------

Income (Loss) Before
 Income Taxes                     743        18,918          (636)       58,706

Provision (Benefit) for
 Income Taxes                  (2,685)        6,621        (3,168)       20,598
                            ----------    ----------    ----------    ----------

Net  Income                 $   3,428     $  12,297     $   2,532     $  38,108
                            ==========    ==========    ==========    ==========

Weighted Average Common
 Shares Outstanding:
 Basic                      91,014,000    91,155,000    90,863,000    91,594,000
 Diluted                    92,777,000    93,532,000    92,536,000    93,563,000

Net Income Per Share:
 Basic                     $     0.04     $    0.13     $    0.03     $     0.42
 Diluted                   $     0.04     $    0.13     $    0.03     $     0.41

                See Notes to Consolidated Financial Statements.




                            Global Industries, Ltd.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                  (Unaudited)

                                            September 30,       December 31,
                                                1999                1998
                                         -----------------   -----------------
ASSETS
Current Assets:
 Cash                                       $   36,328          $   25,368
 Escrowed funds                                  2,269               2,447
 Receivables                                   114,420             107,992
 Advances to and receivables from
  unconsolidated affiliate                          --               8,190
 Other receivables	             		22,886        		--
 Prepaid expenses and other                     11,491               9,874
                                         -----------------   -----------------
Total current assets                           187,394             153,871
                                         -----------------   -----------------

Escrowed Funds and Restricted Cash               5,821               9,143
                                         -----------------   -----------------
Property and Equipment, net                    544,679             535,386

Other Assets:
 Deferred charges, net                          19,911              16,218
 Goodwill, net                                  50,483               2,249
 Investment in and advances to
  unconsolidated affiliate                          --              10,655
 Other                                           2,865               3,349
                                         -----------------   -----------------
  Total other assets                            73,259              32,471
                                         -----------------   -----------------
   Total                                    $  811,153          $  730,871
                                         =================   =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Current maturities of long-term debt
  and short-term debt                       $   74,199          $    2,190
 Accounts payable                               76,039              53,005
 Employee-related liabilities                    5,977               8,086
 Other accrued liabilities                      17,636              11,953
                                         -----------------   -----------------
  Total current liabilities                    173,851              75,234
                                         -----------------   -----------------

Long-Term Debt                                 192,922             208,607
                                         -----------------   -----------------
Deferred Income Taxes                           43,618              49,502
Commitments and Contingencies

Shareholders' Equity:
 Preferred stock                                    --                  --
 Common stock, 92,518,019 and
  92,110,929 shares issued,
  respectively                                     925                 921
 Additional paid-in capital                    215,031             213,518
 Treasury stock at cost,
  1,429,500 shares                             (15,012)            (15,012)
 Accumulated other comprehensive
  income (loss)                                 (8,970)             (8,155)
 Retained earnings                              208,788            206,256
                                         -----------------   -----------------
  Total shareholders' equity                    400,762            397,528
                                         -----------------   -----------------
   Total                                    $   811,153         $  730,871
                                         =================   =================


                See Notes to Consolidated Financial Statements.





                            Global Industries, Ltd.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (Unaudited)

                                                         Nine Months Ended
                                                           September 30,
                                                     -------------------------
                                                        1999           1998
                                                     ----------     ----------
Cash Flows From Operating Activities:
Net income                                            $  2,532       $ 38,108
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Depreciation and amortization                         39,537         30,244
  Deferred income taxes                                 (5,865)        13,284
  Equity in net (earnings) loss of
   unconsolidated affiliate                             10,658          3,691
  (Gain) loss on disposal of assets                          4            (72)
  Other                                                    116           (868)
  Changes in operating assets and liabilities
   (net of acquisitions):
    Receivables                                           (276)       (16,749)
    Receivables from unconsolidated affiliate           (7,151)        (6,387)
    Prepaid expenses and other                             981           (792)
    Accounts payable and accrued liabilities            (2,884)        (8,389)
                                                     ----------     ----------
     Net cash provided by operating activities          37,652         52,070
                                                     ----------     ----------

Cash Flows From Investing Activities
 (net of acquisitions):
  Additions to property and equipment                  (24,785)      (140,334)
  Proceeds from sale of equipment                          171            349
  Escrowed funds                                         3,500         13,926
  Additions to deferred charges                         (8,526)       (15,333)
  Net (advances to) repayment of advances
   to unconsolidated affiliate/former affiliate        (22,989)         7,723
  Other                                                    399           (760)
                                                     ----------     ----------
      Net cash (used in) investing activities          (52,230)      (134,429)
                                                     ----------     ----------

Cash Flows From Financing Activities
 (net of acquisitions)
 Proceeds from sale of common stock                      1,337          3,004
 Purchase of treasury stock                                 --        (11,229)
 Net proceeds of short-term debt                         1,495             --
 Proceeds of long-term debt                             26,687         87,000
 Payments of long-term debt                             (3,885)        (4,076)
                                                     ----------     ----------
      Net cash provided by financing activities         25,634         74,699
                                                     ----------     ----------

Effect of Exchange Rate Changes on Cash                    (96)           (93)

Cash:
Increase                                                10,960         (7,753)
Beginning of period                                     25,368         27,115
                                                     ----------     ----------
End of period                                         $ 36,328       $ 19,362
                                                     ==========     ==========


                See Notes to Consolidated Financial Statements.




                            Global Industries, Ltd.
            Notes To Consolidated Financial Statements (Unaudited)


1. Basis of Presentation - The accompanying unaudited consolidated financial statements include the accounts of Global Industries, Ltd. and its wholly owned subsidiaries (the "Company" or "Global"). Through June 30, 1999,
Global   Industries,   Ltd.  had  a  49%  ownership  in  CCC  Fabricaciones y
Construcciones, S.A. de C.V. ("CCC") which was accounted for by the equity method. Effective December 31, 1998, the Company changed its fiscal year-end from March 31 to December 31 of each year.

In the opinion of management of the Company, all adjustments (such adjustments consisting only of a normal recurring nature) necessary for a fair presentation of the operating results for the interim periods presented have been included in the unaudited consolidated financial statements. Operating results for the periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto included in the Company's Transition Report on Form 10-K for the nine months ended December 31, 1998.

The financial statements required by Rule 10-01 of Regulation S-X have been reviewed by independent public accountants as stated in their report included herein.

2. Recent Accounting Pronouncement - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires,among other things, that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. As amended, SFAS 133 requires adoption of the new accounting standard for fiscal years beginning after June 15, 2000. The Company is currently reviewing the implications of SFAS 133 and the effect on its consolidated financial statements.

3. Financing Arrangements - During March 1999, the Company amended the terms of its existing credit agreement with a syndicate of commercial banks to, among other things, remove a provision that reduced the amount available by borrowings outstanding under a separate credit agreement between the banks and CCC, the Company's former joint venture in Mexico.

As discussed in Note 6, the Company assumed approximately $32.0 million of CCC indebtedness in connection with the acquisition of CCC's offshore marine construction business. This debt consisted of a term loan with Bank One, Texas dated March 30, 1999, payable in monthly installments of $695,000, with a final installment of $540,000, plus interest at variable rates, maturing in September, 2002. The Bank One debt is secured by a guaranty of Global Industries, Ltd. Also, assumed was a term loan with Heller Financial Services dated May 1998, payable in monthly installments of $291,667 plus interest at variable rates which matures in April, 2003. The debt with Heller Financial Services is collateralized by the Sara Maria, Atlas del Mar, Ingeniero I, and Ingeniero II vessels.

The Company maintains a $250 million revolving line of credit under a loan agreement ("Restated Credit Agreement") with a syndicate of commercial banks. The revolving credit facility reduces to $150 million on July 1, 2000 and to $100.0 million on July 1,2001. The amount of available credit decreases by borrowings outstanding ($170 million at September 30, 1999) and outstanding letters of credit issued under the loan agreement ($38.3 million at
September 30, 1999).   At  September 30, 1999,  as a result of the terms of the
credit facility, $58.3 million of debt outstanding under the revolving line of credit has been reclassified from long-term debt to current maturities of long-term debt.

For continuing access to the revolving line of credit, the Company must remain in compliance with the covenants of the Restated Credit Agreement, including covenants relating to the maintenance of certain financial ratios. At September 30, 1999, the Company was not in compliance with some of these covenants. However, the banks have waived all defaults existing at of September 30, 1999. As a consequence of the waiver, $111.6 million of debt has not been accelerated.

4. Income Taxes - Related to the sale of Global's interest in CCC, the Company recognized a $4.9 million tax benefit on the capital loss on the investment in CCC in the quarter ended September 30, 1999. The disproportionate relationship between income before income taxes and income tax expense (benefit) is attributable to this tax benefit.

5. Commitments and Contingencies - The Company is a party to legal proceedings and potential claims arising in the ordinary course of business. Management does not believe these matters will materially effect the Company's consolidated financial statements.

During August 1998, the Board of Directors authorized the expenditure of up to $30.0 million to purchase shares of the Company's outstanding common stock. No limit was placed on the duration of the purchase program. No shares were purchased during the nine months ended September 30, 1999. The Company has purchased 1,429,500 shares since the authorization at a total cost of $15.0 million.

In the normal course of its business activities, the Company provides letters of credit to secure the performance and/or payment of obligations, including the payment of workers' compensation obligations. Additionally, the Company has  issued  a  letter  of  credit  as  collateral  for  $28.0  million  of Port
Improvement Revenue Bonds. As of September 30, 1999, outstanding letters of credit and bonds approximated $38.3 million. Also in the normal course of its business activities, the Company provides performance, bid, and payment bonds pursuant to agreements or to obtaining such agreements to perform construction services. The aggregate of these bonds at September 30, 1999 was $7.9 million.

The Company estimates that the cost to complete capital expenditure projects in progress at September 30, 1999 approximates $17.2 million.

6. Investment in and Advances to Unconsolidated Affiliate/Former Affiliate - In March 1999, Global and its partner, restructured CCC, their joint venture in Mexico. Under the restructuring, Global's partner, through the assumption of CCC debt, contributed additional capital of approximately $16.5 million to CCC. Global, through the forgiveness of advances and receivables due from CCC, contributed additional capital of approximately $15.8 million to CCC.

Subsequent to this transaction, in a Transaction Agreement effective July 1, 1999, Global acquired the offshore marine construction business of CCC and sold its interest in CCC to CCC's other principal shareholder. Under the terms of the transaction, Global acquired four marine vessels, a marine support base at Cuidad del Carmen, Mexico, and existing contracts to perform approximately $72.0 million of offshore marine construction. As consideration for the assets acquired, Global assumed approximately $32.0 million of CCC indebtedness, which Global had previously guaranteed, and other net accounts payable and liabilities of approximately $45.2 million related to CCC's offshore marine construction operations. The acquisition has been accounted for as a purchase and, accordingly, the acquisition cost has been allocated to the net tangible assets acquired based on their fair market values with the excess of approximately $49.4 million, recorded as goodwill. The goodwill is being amortized on the straight-line method over 15 years. The results of operations of the acquired
business   are  included   in  the   financial   statements  from  the  date  of
acquisition.

During the course of the relationship with CCC, Global made advances for operations and guaranteed certain indebtedness and commitments of CCC. Also, in the normal course of business, Global chartered vessels and purchased supplies for CCC. In the quarter ended September 30, 1999, a 5.5 million letter of credit issued on behalf of CCC was paid. Also paid was a guaranteed project-financing debt of $23.5 million of which $9.9 million remained unpaid at September 30, 1999, but which has been subsequently collected with interest. Global also made net short-term advances of $9.5 million to CCC during the nine months ended September 30, 1999. The receivable from CCC at September 30, 1999 is $22.9 million which is represented by the following (in millions):

           Net advances and trade receivables                    $  22.9
           Letter of credit paid                                     5.5
           Payment of guaranteed project - financing debt            9.9
           Payable to CCC assumed in acquisition of offshore
            marine construction business                           (15.4)
                                                                 --------
            Net receivable from CCC                              $  22.9


7. Industry Segment Information - The following tables present information about the profit or loss of each of the Company's reportable segments for the quarters and nine months ended September 30, 1999 and 1998. The information contains certain allocations of corporate expenses that the Company deems reasonable and appropriate for the evaluation of results of operations.


                                         Quarter Ended       Nine Months Ended
                                          September 30,        September 30,
                                       ------------------   ------------------
                                         1999      1998       1999      1998
                                       --------  --------   --------  --------
                                                   (in thousands)
Revenues from external customers:
 Gulf of Mexico Offshore Construction  $ 43,080  $ 52,385   $ 94,251  $120,861
 Gulf of Mexico Diving                    5,090    12,735     14,083    23,823
 Gulf of Mexico Marine Support            5,665     7,868     13,629    25,874
 West Africa                             15,998    15,318     67,235    51,555
 Asia Pacific                            13,330    16,112     53,934    28,747
 Latin America                           45,725     9,517     53,943    23,650

Intersegment revenues:
 Gulf of Mexico Offshore Construction  $    291  $    288   $    767  $  1,187
 Gulf of Mexico Diving                    3,668     4,866      7,777    18,750
 Gulf of Mexico Marine Support            3,077     2,957      7,628     6,825
 West Africa                                 --        --         --        --
 Asia Pacific                                --        --         --        --
 Latin America                               --        --         --        --

Income (loss) before income taxes:
 Gulf of Mexico Offshore Construction  $  3,321  $ 10,693   $  4,636  $ 18,075
 Gulf of Mexico Diving                      986     5,939       (961)   14,410
 Gulf of Mexico Marine Support              (89)    2,817     (1,837)   10,764
 West Africa                             (1,083)   (2,232)     9,279     8,833
 Asia Pacific                            (2,240)    2,321     (3,015)    4,034
 Latin America                             (294)      953     (5,671)    2,880

The following table reconciles the reportable segments' revenues and income or loss presented above, to the Company's consolidated totals.


                                       Quarter Ended       Nine Months Ended
                                        September 30,        September 30,
                                    --------------------  --------------------
                                       1999       1998       1999       1998
                                    ---------  ---------  ---------  ---------
                                                   (in thousands)
Total Revenues
 For reportable segments            $135,924   $122,046   $313,247   $301,272
 For other segments                      736      6,888      4,288     26,157
 Elimination of intersegment
  revenues                            (7,386)    (8,359)   (16,626)   (27,178)
                                    ---------  ---------  ---------  ---------
  Total Consolidated revenues       $129,274   $120,575   $300,909   $300,251
                                    =========  =========  =========  =========

Income (loss) before income taxes
 For reportable segments            $    601   $ 20,491   $  2,431   $ 58,996
 For other segments                   (1,468)        (9)    (5,735)     1,497
 Unallocated corporate income
  (expense)                            1,610     (1,564)     2,668     (1,787)
                                    ---------  ---------  ---------  ---------
    Total Consolidated income
     (loss) before taxes            $    743   $ 18,918   $   (636)  $ 58,706
                                    =========  =========  =========  =========


8. Comprehensive Income (Loss) - The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), effective April 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income (loss) and its major components. Comprehensive income (loss) includes net income and other comprehensive income (loss) which, in the case of the Company, currently includes only foreign currency translation adjustments.

Following is a summary of the Company's comprehensive income (loss) for the quarters and nine months ended September 30, 1999 and 1998:


                                         Quarter Ended       Nine Months Ended
                                          September 30,        September 30,
                                      -------------------  -------------------
                                         1999      1998       1999      1998
                                      --------- ---------  --------- ---------
Net income (loss)                     $  3,428  $ 12,297   $  2,532  $ 38,108
Other comprehensive income (loss):
 Foreign currency translation
  adjustments                             (730)       67       (815)   (2,221)
                                      --------- ---------  --------- ---------
 Comprehensive income (loss)          $  2,698  $ 12,364   $  1,717  $ 35,887
                                      ========= =========  ========= =========


9. Supplemental disclosures of Cash Flow Information - Supplemental cash flow information for the nine months ended September 30, 1999 and 1998 follows:


                                                          Nine Months Ended
                                                            September 30,
                                                         1999          1998
                                                      ----------    ----------
                                                           (in thousands)
Non-cash investing and financing activities:
 Fair value of assets acquired                         $ 27,831      $     --
 Goodwill acquired                                       49,410            --
 Fair value of liabilities assumed                     $ 77,241      $     --
                                                      ----------    ----------


10. Proposed Acquisition of Business - On August 3, 1999, Global entered into a definitive agreement to acquire ETPM, SA ("ETPM"), a leading international offshore construction company wholly owned by Groupe GTM of France. Under the terms of the agreement, Global will pay Groupe GTM $265.0 million in cash for the outstanding stock of ETPM and enter into a lease purchase of Groupe GTM's interest in two vessels providing for annual fees and the purchase of such interest in January 2002 for $25.0 million. This acquisition will be accounted for as a purchase and, accordingly, the total acquisition cost will be allocated to the net tangible assets acquired based on their fair market values with the excess recorded as goodwill. The goodwill will be amortized on the straight-line basis over 20 years. Global and Groupe GTM have differences on several issues contained in the share purchase agreement and as a result, the timing of the consummation of the transaction is uncertain. However, Global is continuing its efforts with Groupe GTM to find solutions to the issues which have prevented the closing. Global plans to finance the acquisition with a new senior credit facility and up to $200 million of short-term bridge financing.



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

The following discussion should be read in conjunction with the Company's unaudited consolidated financial statements for the periods ended September 30, 1999 and 1998, included elsewhere in this report and the Company's audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Transition Report on Form 10-K for the nine months ended December 31, 1998.

As a result of the prolonged worldwide oil price weakness that began in mid-1997 and continued into early 1999, oil and gas companies reduced their capital expenditures. Consequently, the Company has continued to experience an overall decline in the demand for its services and increased competition for available projects in the periods ended September 30, 1999 when compared to the periods ended September 30, 1998. The increased competition, which resulted from the lower oil price conditions, the greater contribution to revenues from Asia Pacific, which historically has had lower margins than other areas, larger equity losses from Global's investment in CCC, and increased interest expense as a result of the Company's higher debt levels have resulted in overall lower net income for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. Although there has been improvement in oil and gas pricing during the second half of 1999, the Company does not expect significant improvement in its industry during the remainder of the year, and the first quarter of next year. Accordingly, the Company has implemented several cost reduction initiatives. See "Industry Outlook" below.

Recent Developments

In a Transaction Agreement effective July 1, 1999, Global acquired the offshore marine construction business of CCC and sold its interest in CCC to CCC's other principal shareholder. Under the terms of the transaction, Global acquired four marine vessels, a marine support base at Cuidad del Carmen, Mexico, and existing contracts to perform approximately $72.0 million of offshore marine construction. As consideration for the assets acquired, Global assumed approximately $32.0 million of CCC indebtedness, which Global had previously guaranteed, and other net accounts payable and liabilities of approximately $45.2 million related to CCC's offshore marine construction operations. The acquisition has been accounted for as a purchase and, accordingly, the acquisition cost has been allocated to the net tangible assets acquired based on their fair market values with the excess, approximately $49.4 million, recorded as goodwill. The goodwill is being amortized on the straight-line method over 15 years.

On August 3, 1999, Global entered into a definitive agreement to acquire ETPM, SA ("ETPM"), a leading international offshore construction company wholly owned by Groupe GTM of France. Under the terms of the agreement, Global will pay Groupe GTM $265.0 million in cash for the outstanding stock of ETPM and enter into a lease purchase of Groupe GTM's interest in two vessels providing for annual fees and the purchase of such interest in January 2002 for $25.0 million. This acquisition will be accounted for as a purchase and, accordingly, the total acquisition cost will be allocated to the net tangible assets acquired based on their fair market values with the excess recorded as goodwill. The goodwill will be amortized on the straight-line basis over 20 years. Global and Groupe GTM have differences on several issues contained in the share purchase agreement and as a result, the timing of the consummation of the transaction is uncertain. However, Global is continuing its efforts with Groupe GTM to find solutions to the issues which have prevented the closing.

In connection with the acquisition of ETPM and to restructure the existing credit facility, the Company plans to enter into a new $550 million credit facility, which will replace its existing credit facility. The new credit facility is expected to consist of (i) a $100 million interim term loan,
(ii) a $250 million term loan facility that is a combination of five and six year term loans, and (iii) a $200 million five year revolving credit facility. Stock of the Company's subsidiaries and substantially all of the Company's assets will collateralize the loans under the new credit facility.

In order to consummate the ETPM acquisition, the Company also plans to obtain up to $200 million of bridge financing. The Company expects to repay the bridge financing with proceeds from a Common Stock offering.

Results of Operations

The following table sets forth, for the periods indicated, the Company's statements of operations expressed as a percentage of revenues.

                                         Quarter Ended       Nine Months Ended
                                          September 30,        September 30,
                                       ------------------   ------------------
                                         1999      1998       1999      1998
                                       --------  --------   --------  --------
Revenues                                100.0%    100.0%     100.0%    100.0%
Cost of  revenues                       (85.5)    (74.4)     (87.5)    (71.6)
Gross profit                             14.5      25.6       12.5 	28.4
Equity in net earnings (loss) of
 unconsolidated affiliate                (4.3)     (1.1)      (3.5)	(1.2)
Selling, general and administrative
 expenses                                (5.8)     (6.6)      (6.7)	(6.3)
                                       --------  --------   --------  --------
Operating income                          4.4      17.9        2.3      20.9
Interest expense                         (3.2)     (2.3)      (3.2)     (1.6)
Other income (expense), net              (0.6)      0.1        0.7       0.3
                                       --------  --------   --------  --------
Income (loss) before income taxes         0.6      15.7       (0.2)	19.6
Provision (benefit) for income taxes     (2.1)      5.5       (1.0)      6.9
                                       --------  --------   --------  --------
Net income                                2.7%     10.2%       0.8% 	12.7%
                                       ========  ========   ========  ========


Quarter Ended September 30, 1999 Compared to Quarter Ended September 30, 1998

Revenues.   Revenues for the quarter ended September 30, 1999 of $129.3 million were 7% higher than revenues for the quarter ended September 30, 1998 of $120.6 million. Increased revenues from the offshore marine construction business in Mexico, (now consolidated after our acquisition in July) accounted for the increase, which was partially offset by lower revenues from all Gulf of Mexico segments, Asia Pacific, and other international areas.

Gross Profit. For the quarter ended September 30, 1999, the Company had gross profit of $18.8 million compared with $30.9 million for the quarter ended September 30, 1998. The 64% decrease was largely the result of less operating activity in the Gulf of Mexico, less construction barge activity in Asia Pacific and West Africa, the greater contribution to revenues from Latin America, which had lower margins than last year's overall margin, and lower pricing for the Company's services. As a percentage of revenues, gross profit for the quarter ended September 30, 1999 was 14.5% compared to 25.6% for the quarter ended September 30, 1998.

Selling, General, and Administrative Expenses.   For the quarter ended September
30, 1999, selling, general, and administrative expenses of $7.5 million were 6% lower than the $8.0 million reported during the quarter ended September 30, 1998. As a percentage of revenues, such expenses decreased to 5.8% for the quarter ended September 30, 1999, compared to 6.6% for the quarter ended September 30, 1998. The decrease is principally attributable to reduced expenditures for consulting services, taxes, and other fees as compared to last year. The decrease was partially offset by selling, general, and administrative costs of the offshore marine construction business acquired from CCC and costs associated with the Company's relocation of certain administrative functions to Carlyss, Louisiana.

Depreciation and Amortization. Depreciation and amortization, including amortization of drydocking costs and goodwill, for the quarter ended September 30, 1999 was $15.4 million compared to $12.8 million recorded in the quarter ended September 30, 1998. The 20% increase was principally attributable to the higher employment of the Hercules and increased employment of construction barges in Latin America during the quarter ended September 30, 1999 compared to the quarter ended September 30, 1998. The consolidation of the Mexico operations resulting from the acquisition of CCC's business also contributed to the increase. The Hercules and the barges employed in Mexico are depreciated on a units-of-production basis. Goodwill amortization for the quarter ended September 30, 1999 was $0.9 million compared to less than $0.1 million for the quarter ended September 30, 1998. The increase in goodwill amortization is attributable to the goodwill recorded as a result of the acquisition of CCC's offshore marine construction business. Higher amounts of drydock amortization also contributed to the increase in depreciation and amortization. Lower employment of other construction barges that are also depreciated on a units-of-production basis partially offset the increase.

Interest Expense.   Interest expense was $4.1 million net of capitalized
interest for the quarter ended September 30, 1999, compared to $2.8 million for the quarter ended September 30, 1998. The increase was principally due to higher average debt outstanding, including CCC debt that Global assumed as part of the CCC acquisition. To a lesser extent, higher interest rates also contributed to the increase.

Net Income.   The Company had net income of $3.4 million for the quarter ended
September 30, 1999, compared to net income of $12.3 million recorded for the quarter ended September 30, 1998. The decline was principally due to the overall decline in demand for services, pricing decreases, losses associated with CCC, and increased interest expenses. Included in net loss for the quarter ended September 30, 1999 is a $5.7 million loss associated with the Company's 49% ownership interest in CCC. The loss associated with the CCC ownership for the quarter ended September 30, 1998 was $1.3 million. Related to the sale of Global's interest in CCC, the Company recognized a $4.9 million tax benefit for the capital loss on the investment in CCC.

The Company's effective tax rate for the quarter ended September 30, 1999 was (361.4)%, compared to 35% for the quarter ended September 30, 1998. The disproportionate relationship between income before income taxes and income tax expense (benefit) for 1999 is attributable to this tax benefit.

Segment Information. The Company has identified six reportable segments as required by SFAS 131. The following discusses the results of operations for each of those reportable segments.

Gulf of Mexico Offshore Construction - Decreased demand for pipelay services and pricing decreases were partially offset by increased derrick installation and removal activity, some of which was performed by the Hercules. However, this segment's gross revenues decreased 18% to $43.4 million (including $0.3 million intersegment revenues) for the quarter ended September 30, 1999 compared to $52.7 million (including $0.3 million intersegment revenues) for the quarter ended September 30, 1998. The reduced pipelay activity and decreased pricing caused income before income taxes to decline to $3.3 million during the quarter ended September 30, 1999 compared to $10.7 million for the quarter ended September 30, 1998.

Gulf of Mexico Diving - Gross revenues for the quarter ended September 30, 1999 decreased 50% to $8.8 million (including $3.7 million intersegment revenues) from $17.6 million (including $4.9 million intersegment revenues) for the same period in 1998. This segment's revenues decreased because of a decline in diving activity and reduced pricing. The overall lower activity levels and resulting lower prices caused income before income taxes to decrease to $1.0 million for the quarter ended September 30, 1999, compared to income before income taxes of $5.9 million during the quarter ended September 30, 1998.

Gulf of Mexico Marine Support - Gross revenues from Gulf of Mexico marine support services declined 19% to $8.7 million (including $3.1 million intersegment revenues) for the quarter ended September 30, 1999, compared to $10.8 million (including $3.0 million intersegment revenues) for the quarter ended September 30, 1998. Decreased demand and consequent pricing decreases for the Company's liftboat services and decreased activity for the Pioneer resulted in a decline in this segment's revenues. The Pioneer's revenues were derived mostly in support of the other Gulf of Mexico segments. The lower activity and pricing decreases resulted in a loss before income taxes of $0.1 million for the quarter ended September 30, 1999, compared to income before income taxes of $2.9 million during the quarter ended September 30, 1998.

West Africa - For the quarter ended September 30, 1999, gross revenues increased 4% to $16.0 million compared to $15.3 million for the quarter ended September 30, 1998. Low barge activity resulted in low margins. Loss before income taxes decreased 52% to $1.1 million during the quarter ended September 30, 1999 compared to a loss before income taxes of $2.3 million for the quarter ended September 30, 1998.

Asia Pacific - Asia Pacific construction barge activity also decreased because of reduced demand. For the quarter ended September 30, 1999, gross revenues decreased 17% to $13.3 million from $16.1 million for the quarter ended September 30, 1998. The lower activity resulted in a loss before income taxes of $2.2 million during the quarter ended September 30, 1999 compared to income before income taxes of $2.3 million for the quarter ended September 30, 1998.

Latin America - The acquisition of CCC's offshore marine construction business and construction activity in Venezuela resulted in higher revenues from Latin America. For the quarter ended September 30, 1999, gross revenues from Latin America increased to $45.7 million compared to $9.5 million for the quarter ended September 30, 1998. Income before income taxes and equity in the net loss of CCC was $6.4 million for the quarter ended September 30, 1999, compared to income before income taxes and equity in the net loss of CCC of $1.2 million during the quarter ended September 30, 1998. As a result of the CCC acquisition, revenues from the Mexico offshore marine construction business are now consolidated. Equity in CCC losses was $5.7 million for the quarter ended September 30, 1999 compared to equity in CCC losses of $1.3 for the quarter ended September 30, 1998.


Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

Revenues.   Revenues for the nine months ended September 30, 1999 of $300.9 million were nearly the same as revenues of $300.3 million for the nine months ended September 30, 1998. Increased West Africa and Asia Pacific revenues along with the consolidation of revenues from the Mexico offshore construction business resulting from the acquisition of CCC's offshore marine construction business in Mexico were offset by decreased revenues resulting largely from decreased activity in other areas, including Gulf of Mexico and other international areas, and lower pricing for the Company's services resulting from declining demand and increased competition for available projects.

Gross Profit. For the nine months ended September 30, 1999, the Company had gross profit of $37.6 million compared with $85.2 million for the nine months ended September 30, 1998. The 56% decrease was largely the result of decreased activity in certain areas including Gulf of Mexico, Asia Pacific, and other international areas, lower pricing for the Company's services, and a higher fabrication and procurement content for certain projects. As a percentage of revenues, gross profit for the nine months ended September 30, 1999 was 12.5% compared to the gross profit percentage earned for the nine months ended September 30, 1998 of 28%.

Selling, General, and Administrative Expenses.   For the nine months ended
September 30, 1999, selling, general, and administrative expenses of $20.1 million were 6% higher than the $19.0 million reported for the nine months ended September 30, 1998. As a percentage of revenues, they increased to 6.7% for the nine months ended September 30, 1999, compared to 6.3% for the nine months ended September 30, 1998. The increase is principally attributable to selling, general, and administrative costs of the business acquired from CCC and cost associated with the Company's relocation of certain administrative functions to Carlyss, Louisiana.

Depreciation and Amortization. Depreciation and amortization, including amortization of drydocking costs and goodwill, for the nine months ended September 30, 1999 was $39.9 million compared to the $30.2 million recorded in the nine months ended September 30, 1998. The 32% increase was principally attributable to increased employment of the Hercules during the nine months ended September 30, 1999 when compared to its employment during the nine months ended September 30, 1998. The Hercules is depreciated on a units-of-production basis. Goodwill amortization for the nine months ended September 30, 1999 was $0.9 million compared to $0.1 million for the quarter ended September 30, 1998. The increase in goodwill amortization is attributable to the goodwill recorded as a result of the acquisition of CCC's offshore marine construction business in July 1999. Higher amounts of drydock amortization also contributed to the increase. Lower employment of other vessels that are also depreciated on a units-of-production basis partially offset the increase.

Interest Expense.   Interest expense was $9.8 million net of capitalized
interest for the nine months ended September 30, 1999, compared to $4.8 million for the nine months ended September 30, 1998. The increase was principally due to higher average debt outstanding, including CCC debt that Global assumed in connection with the acquisition of CCC's offshore marine construction business. To a lesser extent, higher interest rates also contributed to the increase.

Net Income.   Net income for the nine months ended September 30, 1999 was $2.5 million, compared to net income of $38.1 million recorded for the nine months ended September 30, 1998. The decrease was principally due to the overall decline in demand for services, pricing decreases, losses associated with CCC, and increased interest expense. Included in net income for the nine months ended September 30, 1999 is a $10.7 million loss associated with the Company's previous 49% ownership interest in CCC. The loss associated with the CCC ownership for the nine months ended September 30, 1998 was $3.7 million. The increase in CCC's loss was attributable to lower operating activity, unabsorbed operating expenses, adjustments to prior period provisions. Related to the sale of Global's interest in CCC, the Company recognized a $6.7 million tax benefit for the capital loss realized from the sale, which is included in net income. Excluding the tax benefit on the capital loss, the Company's effective tax rate on income excluding the equity in CCC losses was 35% for the nine months ended September 30, 1999 and 33% for the nine months ended September 30, 1998.

Segment Information. The Company has identified six reportable segments as required by SFAS 131. The following discusses the results of operations for each of those reportable segments.

Gulf of Mexico Offshore Construction - During the nine months ended September 30, 1999, decreased demand for pipelay services and pricing decreases were partially offset by increased derrick installation and removal activity by the Hercules. However, segment's gross revenues declined 22% to $95.0 million (including $0.8 million intersegment revenues) for the nine months ended September 30, 1999 from $122.0 million (including $1.2 million intersegment revenues) for the nine months ended September 30, 1998. Income before income taxes decreased to $4.6 million during the nine months ended September 30, 1999 compared to income before income taxes of $18.1 million for the nine months ended September 30, 1998.

Gulf of Mexico Diving - Gross revenues and income before income taxes from diving-related services in the Gulf of Mexico declined due to decreased demand and reduced pricing for the first nine months of 1999. Gross revenues for the nine months ended September 30, 1999 declined 49% to $21.9 million (including $7.8 million intersegment revenues) from $42.6 million (including $18.8 million intersegment revenues) for the same period of 1998. The overall lower activity levels and lower prices resulted in a loss before income taxes of $1.0 million for the nine months ended September 30, 1999 compared to income before income taxes of $14.4 million during the nine months ended September 30, 1998.

Gulf of Mexico Marine Support - Decreased demand and reduced pricing also affected the Gulf of Mexico marine support services for the first nine months of 1999. Gross revenues from Gulf of Mexico marine support services declined 34% to $21.3 million (including $7.6 million intersegment revenues) for the nine months ended September 30, 1999, from $32.7 million (including $6.8 million intersegment revenues) for the same period of 1998. The overall lower activity levels and lower prices resulted in a loss before income taxes of $1.8 million for the nine months ended September 30, 1999 compared to income before income taxes of $10.8 million during the nine months ended September 30, 1998.

West Africa - Increased activity helped increase revenues from West Africa for the first nine months of 1999. For the nine months ended September 30, 1999, gross revenues increased 30% to $67.2 million compared to $51.6 million for the nine months ended September 30, 1998. Income before taxes increased 5% to $9.3 million during the nine months ended September 30, 1999 compared to $8.8 million for the nine months ended September 30, 1998.

Asia Pacific - Asia Pacific construction revenues benefited from higher construction barge activity during the nine months ended September 30, 1999. For the nine months ended September 30, 1999, gross revenues increased 88% to $53.9 million compared to $28.7 million for the nine months ended September 30, 1998. However, the segment had a loss before income taxes of $3.0 million during the nine months ended September 30, 1999 compared to income before income taxes of $4.0 million for the nine months ended September 30, 1998.
The decline in profits was attributable to lower pricing for offshore construction services and cost overruns on certain of those projects.

Latin America - The acquisition of CCC's offshore marine construction business and construction activity in Venezuela resulted in higher net revenues from Latin America for the first nine months of 1999. For the nine months ended September 30, 1999, revenues increased to $53.9 million from $23.7 million for the nine months ended September 30, 1998. Income before income taxes and equity in CCC losses was $5.0 million for the nine months ended September 30, 1999, compared to income before income taxes and equity in CCC losses of $6.6 million during the nine months ended September 30, 1998. Equity in CCC losses was $10.7 million for the nine months ended September 30, 1999 compared to equity in CCC losses of $3.7 for the nine months ended September 30, 1998.
The increase in CCC's loss was attributable lower activities, unabsorbed operating expenses, and adjustments to prior period provisions.

Liquidity and Capital Resources

The Company's operations generated net cash flow of $37.7 million during the nine months ended September 30, 1999. Cash from operations and available cash along with $25.6 million provided by financing activities were used to fund investing activities of $52.2 million. Investing activities consisted principally of (i) capital expenditures, (ii) dry-docking costs, (iii) the release from escrow of Lake Charles Harbor and Terminal District Port Improvement Revenue Bonds proceeds, and (iv) advances to CCC. Working capital decreased $65.1 million during the nine months ended September 30, 1999 from $78.6 million at December 31, 1998 to $13.5 million at September 30, 1999. During the quarter, the Company reclassified $58.3 million of debt outstanding under the Company's revolving line of credit from long-term debt to current maturities of long-term debt as a result of the terms of the Company's existing credit facility. The Company also assumed $32.0 million of debt acquired from CCC of which $11.8 has a maturity of less than one year and is classified as current.

Capital expenditures during the nine months ended September 30, 1999 aggregated $24.8 million, including $3.6 million for continued conversion and upgrade of the Hercules, $8.3 million for continued construction of the Carlyss, Louisiana deepwater support facility and pipebase, and $7.1 million for the construction of a shorebase facility in Batam, Indonesia.

The Company estimates that the cost to complete capital expenditure projects in progress at September 30, 1999, will be approximately $17.2 million all of which is expected to be incurred during the next twelve months.

The Company has postponed completion of the addition of reel pipelay capability to the Hercules, but the Company does expect the completion to occur within the next twelve months. The estimated remaining costs to complete the Hercules upgrades are approximately $5 million.

The Company is constructing a deepwater support facility and pipebase near Carlyss, Louisiana. In October 1999, the Company relocated substantially all operations and administration that were in Houma, Amelia, and Lafayette, Louisiana to the Carlyss Facility. Estimated completion is in the fourth quarter of the year ending December 31, 1999 at a total cost of approximately $38.2 million, including approximately $37.7 million incurred through September 30, 1999. Tax exempt revenue bonds issued by the Lake Charles Harbor and Terminal District financed approximately $28 million of the construction costs. The bonds bear interest at a variable rate, which was 3.8% at September 30, 1999, and mature on November 1, 2027.

Long-term debt outstanding at September 30, 1999, (including current maturities), includes $37.2 million of Title XI bonds, the $28.0 million of Lake Charles Harbor and Terminal District bonds, and $29.1 million assumed as part of the acquisition of CCC's offshore marine construction business that Global had previously guaranteed. The Company also had $170.0 million drawn against the Company's revolving line of credit.

The Company's Title XI bonds mature in 2003, 2005, 2020, and 2022. The bonds carry interest rates of 9.15%, 8.75%, 8.30% and 7.25% per annum, respectively, and require aggregate semi-annual payments of $0.9 million, plus interest.
The agreements pursuant to which the Title XI bonds were issued contain certain covenants, including the maintenance of minimum working capital and net worth requirements. If not met, additional covenants result that restrict the operations of the Company and its ability to pay cash dividends. At September 30, 1999 the Company was in compliance with these covenants.

The Company maintains a $250.0 million revolving line of credit under a loan agreement ("Restated Credit Agreement") with a syndicate of commercial banks. The revolving credit facility reduces to $150.0 million on July 1, 2000, and to $100.0 million on July 1, 2001. Borrowings under the facility bear interest at fluctuating rates, are payable on June 30, 2002, and have subsidiary guarantees and stock pledges as collateral. The amount of available credit decreases by borrowings outstanding ($170.0 million at September 30, 1999), and outstanding letters of credit issued under the Restated Credit Agreement ($38.3 million at September 30, 1999). For continuing access to the revolving line of credit, the Company must remain in compliance with the covenants of the Restated Credit Agreement, including covenants relating to the maintenance of certain financial ratios. At September 30, 1999, the Company was not in compliance with these covenants. However, the banks have waived all defaults existing as of September 30, 1999. As previously described, the Company expects to replace this facility in connection with its acquisition of ETPM.

The Company also has short-term credit facilities at its foreign locations that aggregate $2.8 million and are secured by parent company guarantees. Additionally, in the normal course of business, the Company provides guarantees and performance, bid, and payment bonds pursuant to agreements, or in connection with bidding to obtain such agreements, to perform construction services. The aggregate of these guarantees and bonds at September 30, 1999 was $7.9 million.

As discussed under Note 6 of the unaudited consolidated financial statements included herein, Global assumed $32.2 million of CCC indebtedness as part of the acquisition of CCC's offshore marine construction business. The debt is payable in monthly installments of $695,000 and $291,666 plus interest at variable rates and matures on September 1, 2002 and April 1, 2003, respectively. In September, 1999, the Company paid a guaranteed CCC project financing debt of $23.5 million of which $9.9 million remained unpaid at September 30, 1999, but which has been subsequently collected with interest. A $5.5 million letter of credit issued on behalf of CCC was paid in July 1999 and recorded as a receivable from CCC in that period. The total receivable from CCC at September 30,1999, net of accounts payable to CCC and its affiliates, is $22.9 million.

In March 1999, Global and its partner restructured their joint venture in Mexico, CCC. Under the restructuring, its partner, through the assumption of certain CCC debt, contributed additional capital of approximately $16.5 million to CCC. Global, through the forgiveness of advances and receivables due from CCC, contributed additional capital of approximately $15.8 million to CCC.

The Company expects funds available under its existing credit facility, proceeds from the tax exempt revenue bonds issued by the Lake Charles Harbor and Terminal District, available cash, and cash generated from operations to be sufficient to fund the Company's existing operations, scheduled debt retirement, and planned capital expenditures for the next twelve months. Funds from the proposed new credit facility and bridge financing will be used to consummate the proposed ETPM acquisition.

Facilities Relocation

The Company is constructing a deepwater support facility and pipebase near Carlyss, Louisiana, to accommodate deeper draft vessels such as the Hercules and the Pioneer. To gain anticipated efficiencies, the Company has replaced the existing facilities in Houma and Amelia, Louisiana with the Carlyss Facility. Certain of the Company's administrative functions have relocated from its Lafayette, Louisiana and Houston, Texas offices. As a result of the relocation, the Company expects to incur certain employment costs, equipment and material relocation costs, and costs to close the replaced facilities.

The total employment costs, equipment and material relocation costs, and costs to close the replaced facilities expended during the nine months ended September 30, 1999 were $1.9 million of which $0.5 million had been provided for in the results of operations during the nine months ended December 31, 1998. The Company expects to expend $2.3 million for facility relocation costs during the remainder of the year ending December 31, 1999 of which $0.2 million were also provided for in the results of operations during the nine months ended December 31, 1998.


Industry Outlook

Recent improvements in oil and gas prices have given the Company cautious optimism regarding the economics of its industry. However, most oil and gas companies based their 1999 capital expenditure budgets on lower oil and gas prices. Thus, the Company expects that any appreciable benefit from higher oil and gas prices is unlikely to occur until the second quarter of 2000, and then, only if current commodity pricing holds or improves. The Company expects revenues and margins for the remainder of 1999 to be lower than in 1998. The Company also expects the current pressure on pricing to continue at least through the first quarter of 2000 which will cause the Company to continue to adjust its pricing for available projects, and which will result in the Company's results of operations for the current year being materially lower than the results for last year.

The Company believes that the eventual economic recovery of the economies of developing nations, which will spur demand growth, and depletion of petroleum reserves currently in production will result in sustained favorable prices for petroleum resources. However, the Company cannot predict when such sustained recovery might occur.

The Company projects that considering the industry expectations, its capital expenditures in 1999 will be smaller than recent fiscal periods. However, the Company is committed to completing the conversion of the Hercules and the construction of the Carlyss, Louisiana deepwater support facility and pipebase. Also, as the Company has historically done, it will continue to evaluate the merits of any opportunities that may arise for acquisitions of equipment or businesses.

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

The Company makes use of computers in its gathering, manipulating, calculating, and reporting of accounting, financial, administrative, and management information. We also rely on computers to undertake certain operational procedures and to more efficiently produce documents and financial instruments. Additionally, the Company uses computers as a communication tool for its employees to communicate among themselves and with persons outside the organization. Finally, certain of the Company's equipment (including the dynamic positioning systems on certain of the Company's vessels) makes use of embedded computer technology.

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

The Y2K Plan recognizes that the computer, telecommunications, and other systems ("Outside Systems") of outside entities ("Outside Entities") have the potential for major, mission critical, adverse effects on the conduct of Global's business. Global does not have control of these Outside Entities or Outside Systems. In some cases, Outside Entities are foreign governments or businesses located in foreign countries. However, Global's Y2K Plan includes an ongoing process of identifying and contacting Outside Entities whose systems, in Global's judgment, have or may have a substantial effect on our ability to continue to conduct the mission critical aspects of our business. The Company has contacted its key vendors and customers to assess their progress with their own Year 2000 issues and to anticipate potential risks associated with its key vendors and customers. Global will work prudently with Outside Entities in a reasonable attempt to inventory, assess, analyze, convert (where necessary), test, and develop contingency plans for Global's connections to these mission critical Outside Systems and to ascertain the extent to which they are, or can be made to be, Year 2000 ready and compatible with Global's mission critical systems.

Despite efforts to address all material Year 2000 issues in advance, the Company could potentially experience disruptions to some aspects of its
activities or operations.   Thus, the Company is developing business
contingency plans for mitigating the effect of potential disruptions.

Costs - Total amounts spent to date on Year 2000 awareness, inventory, assessment, analysis, conversion, testing or contingency planning efforts were approximately $0.2 million. Additional costs to carry out the Y2K Plan, including implementation of Year 2000 contingency plan, based on assessments to date, are not expected to be material to the Company's financial condition. Although management believes that its estimates are reasonable, there can be no assurance that the actual costs of implementing the Y2K Plan will not differ materially from the estimated costs or that Global will not be materially adversely affected by Year 2000 issues. Moreover, the estimated costs of implementing the Y2K Plan do not take into account the costs, if any, that might be incurred as a result of Year 2000-related failures that occur despite Global's implementation of the Y2K Plan.

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

During the nine months ended September 30, 1999, the Company did not enter into any transactions involving financial derivative instruments. Quantitative and qualitative disclosures about market risk are in Item 7A of the Company's 10-K for the transition period ended December 31, 1998.



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

                                  GLOBAL INDUSTRIES, LTD.

                                  By:  /s/ PETER S. ATKINSON

                                  ____________________________________________
                                               Peter S. Atkinson
                                  Vice President, Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

November 15, 1999




                                                                  EXHIBIT 15.1




November 2, 1999

Global Industries, Ltd.
8000 Global Drive
Sulphur, Louisiana 70665

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of Global Industries, Ltd. and subsidiaries for the periods ended September 30, 1999 and 1998, as indicated in our report dated November 2, 1999; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, is incorporated by reference in Registration Statement Nos. 33-58048, 33-89778, and 333-69949 on Form S-8 and Registration Statement No. 333-86325 on Form S-3.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.



DELOITTE & TOUCHE LLP

New Orleans, Louisiana