Form 10-K
period 1999-12-31
GLOBAL INDUSTRIES LTD
filed 2000-03-23
CIK 895663

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K

[X] Annual Report Pursuant To Section 13 or 15(d) of The Securities Exchange Act of 1934

                For the fiscal year ended December 31, 1999

[ ]    Transition Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

                For the Transition period from _____ to _____

                        Commission File Number 2-56600
                            Global Industries, Ltd.
              (Exact name of registrant as specified in its Charter)

LOUISIANA                                      72-1212563
(State or other jurisdiction                   (I.R.S. Employer
of incorporation of organization)               Identification Number)

8000 Global Drive                              70665
P.O. Box 442, Sulphur,                         70664-0442
Louisiana                                      (Zip Code)
(Address of principal
executive offices)

     Registrant's telephone number, including area code:  (337) 583-5000

         Securities registered pursuant to Section 12(b) of the Act:

      Title of each class          Name of each exchange on which registered
             None                                    None
         Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock ($0.01 par value)
                                (Title of Class)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       YES [X]       NO [ ]
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 10, 2000 was $866,953,561 based on the last reported sales price of the Common Stock on March 10, 2000 on the NASDAQ\NMS.
     The number of shares of the registrant's Common Stock outstanding as of March 10, 2000, was 91,414,027.

                     DOCUMENTS INCORPORATED BY REFERENCE

     Portions  of  the  definitive  Proxy Statement for the Annual
Meeting  of   Shareholders  to  be  held  on  May  17,  2000,  are
incorporated by reference into Part III hereof.


                           GLOBAL INDUSTRIES, LTD.
                              INDEX - FORM 10-K


                                     PART I

Item 1.             Business                                                3
Item 2.             Properties                                              9
Item 3.             Legal Proceedings                                      13
Item 4.             Submission of Matters to a Vote of Security Holders    13
Item (Unnumbered).  Executive Officers of the Registrant                   13

                                     PART II

Item 5.             Market for the Registrant's Common Equity and
                    Related Shareholder Matters                            16
Item 6.             Selected Financial Data                                17
Item 7.             Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                  18
Item 7A.            Quantitative and Qualitative Disclosures About
                    Market Risk                                            27
Item 8.             Financial Statements and Supplementary Data	           28
                      Independent Auditors' Report	                        28
                      Consolidated Balance Sheets - December 31, 1999
                        and 1998                                           29
                      Consolidated Statements of Operations - Year
                        Ended December 31, 1999, Nine Months Ended
                        December 31, 1998 and Year Ended March 31, 1998    30
                      Consolidated Statements of Shareholders' Equity -
                        Year Ended December 31, 1999, Nine Months Ended
                        December 31, 1998 and Year Ended March 31, 1998    31
                      Consolidated Statements of Cash Flows - Year
                        Ended December 31, 1999, Nine Month Ended
                        December 31, 1998 and Year Ended March 31, 1998    32
                      Consolidated Statements of Comprehensive Income
                        (Loss) - Year Ended December 31, 1999, Nine
                         Months Ended December 31, 1998 and Year Ended
                         March 31, 1998                                    33
                      Notes to Consolidated Financial Statements	          34
Item 9.             Changes In and Disagreements With Accountants on
                      Accounting and Financial Disclosure                  55

                                    PART III

Item 10.            Directors and Executive Officers of the Registrant	    56
Item 11.            Executive Compensation	                                56
Item 12.            Security Ownership of Certain Beneficial Owners and
                      Management                                           56
Item 13.            Certain Relationships and Related Transactions         56

                                     PART IV

Item 14.            Exhibits, Financial Statement Schedules, and Reports
                      on Form 8-K                                          57
                    Signatures	                                            62




                                  PART I


ITEM 1.    BUSINESS

      Global Industries, Ltd. provides construction services including, pipeline construction, platform installation and removal, diving services,and construction support to the offshore oil and gas industry in the United States Gulf of Mexico (the "Gulf of Mexico") and in selected international areas. Unless the context indicates otherwise, all references to the "Company" or "Global" refer to Global Industries, Ltd. and its subsidiaries.

     The Company began as a provider of diving services to the offshore oil and gas industry over twenty-five years ago and has used selective acquisitions, new construction, and upgrades to expand its operations and assets. The Company has the largest number of offshore construction vessels currently available in the Gulf of Mexico and its worldwide fleet includes twenty-three barges that have various combinations of pipelay, pipebury, and derrick capabilities. The Company's fleet currently includes seventy-two manned vessels that were available for service during fiscal 1999. At December 31, 1999 the Company's fleet consisted of seventy-seven vessels.

     In a Transaction Agreement effective July 1, 1999, Global acquired the offshore marine construction business of CCC and sold its 49% interest in CCC to CCC's other principal shareholder. Under the terms of the transaction, Global acquired four marine vessels, a marine support base at Ciudad del Carmen, Mexico, and existing contracts to perform approximately $72.0 million of offshore marine construction.

     On December 30, 1999 the Company consummated a new $300.0 million credit facility, which consists of a $175.0 million term loan facility and a $125.0 million revolving loan facility. This new facility replaced the Company's previous facility, which consisted of a $250.0 million revolving credit facility. The principal purpose of this new credit facility is to extend out the maturity of the loan and to increase the borrowing capacity of the Company. Both the term and revolving loan facility mature on December 30, 2004. The term and revolving loan agreement permit both prime rate bank borrowings and London Interbank Offered Rate ("Libor") borrowings plus a floating spread. The spread for both prime rate and Libor borrowings will float up or down based on the Company's performance as determined by a leverage ratio. The spreads can range from 0.5% to 1.50% and 1.75% to 2.75% for prime rate and Libor based rate borrowings, respectively. In addition, the facility allows for certain fixed rate interest options on amounts outstanding. Stock of the Company's subsidiaries, certain real estate, and the majority of the Company's vessels collateralize the loans under the new credit facility. Both the term loan and the revolving loan facilities are subject to certain financial covenants with which the Company was in compliance with at December 31, 1999.

     In February 2000, the Company completed Title XI mortgage financing for $99.0 million, at 7.71% per annum, for the conversion of the Hercules. These bonds financed both Phase I and Phase II of the Hercules conversion. Phase I proceeds, net of fees amounted to $65.2 million. Phase II proceeds of $29.1 million, reside in escrow and will be released to the Company once Phase II is complete, which is expected to occur early in the third quarter of fiscal 2000. Concurrently with the receipt of the net proceeds of the bond issue, the Company prepaid $94.2 million of term debt under its credit agreement. As of February 25, 2000 the Company had $64.7 million of credit capacity available under its credit facility and $68.4 in cash and escrow funds.

     During 1999, the Company substantially completed construction of a deepwater support facility and pipebase on 625 acres near
Carlyss, Louisiana, which is adjacent to the Calcasieu Ship Channel ("Carlyss Facility"). The Company replaced its existing facilities in Houma and Amelia, Louisiana with the Carlyss facility. Certain of the Company's administrative functions have also relocated from its Lafayette, Louisiana and Houston, Texas offices. The Carlyss Facility includes a pipe assembly rack used for welding and assembly of pipe for spooling onto the Chickasaw and the Hercules, a barge slip dedicated to pipe spooling operations, and a large general purpose barge slip. The facility includes office buildings, mechanics' shops, and storage facilities. Total cost for completion is approximated at $41.2 million, of which $41.0 million has been spent as of December 31, 1999. $28.4 million of the costs have been financed with Port Improvement Revenue Bonds. Also in fiscal 1999, the Company completed construction of its marine base in Batam, Indonesia. The total cost of this facility was $16.4 million.

DESCRIPTION OF OPERATIONS

     The Company is a leading offshore construction company offering a comprehensive and integrated range of marine construction and support services in the Gulf of Mexico, West Africa, Asia Pacific, Latin America, and the Middle East. These services include pipeline construction, platform installation and removal, subsea construction, diving services, and deepwater remote intervention. In addition to the aforementioned, the Company offers well abandonment services whereby the Company manages operational costs and decommissioning timing and assumes well abandonment obligations. See "Oil and Gas Production and Abandonment Services" for a further discussion on this matter.

     The Company is equipped to provide services from shallow water to depths of over 10,000 feet of water. As exploration companies have made considerable commitments and expenditures for production in water depths over 1,000 feet, the Company has invested in vessels, equipment, technology, and skills to increase its abilities to provide services in the growing deepwater market.

     For financial information regarding the Company's operating segments and the geographic areas in which they operate, see Note 8 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Offshore Construction

     Offshore construction services performed by the Company include pipelay, derrick, and related services. The Company is capable of installing pipe by either the conventional or the reel method of pipelaying. With the conventional method, 40-foot segments of up to 60-inch diameter pipe are welded together, coated, and tested on the deck of the pipelay barge. Each segment is then connected to the prior segment and is submerged in the water as the barge is moved forward forty feet by its anchor winches or tugboats. The process is then repeated. Using the conventional pipelay method, the Company's barges can install approximately 200 feet per hour of small diameter pipe in shallow water under good weather conditions. Larger diameter pipe, deeper water, and less favorable weather conditions all reduce the speed of pipeline installation. The Company has vessels located in each of the regions in which it currently operates that are capable of installing pipe using the conventional method.

     With the reel method, the Company performs the welding, testing, and insulating coating onshore, and then spools the pipe onto a pipe reel in one continuous length. Once the reel barge is in position, the pipe is unspooled onto the ocean floor as the barge is moved forward. The Company's dedicated reel pipelay barge, the Chickasaw, is capable of spooling as much as forty-five miles of 4.5-inch diameter pipe, nineteen miles of 6.625-inch diameter pipe, or four miles of 12.75-inch diameter pipe in one continuous length. Concrete coated pipe or pipe with a diameter greater than 12.75 inches cannot be installed using the Chickasaw's reel. Global has successfully operated the Chickasaw since 1987.
The Company believes that its reel method pipelay capability often provides it with a competitive advantage because of its faster installation rates and reduced labor expense when compared to the conventional pipelay method. The Chickasaw can install small diameter pipe in shallow water at rates averaging 2,000 feet per hour. The Chickasaw's faster lay rate is even more significant during the winter months, when pipelay operations frequently must be suspended because of adverse weather conditions. The Chickasaw's faster installation rate allows much more progress, or even completion of a project, with fewer costly weather delays. The reel method reduces labor costs by permitting much of the welding, x-raying, insulating coating, and testing to be accomplished onshore, where labor costs are generally lower than comparable labor costs offshore. This method also enables the Company to perform a substantial portion of its work onshore, a more stable and safer work environment.

     The planned second phase of the upgrade of the Hercules, which is expected to be completed during the third quarter of 2000, includes the addition of a reel system similar in design to the Chickasaw's but with a much greater capacity. Current engineering indicates that when completed (currently expected to be completed during the third quarter of 2000), the Hercules reel will be capable of spooling eighty-four miles of 6.625-inch diameter pipe, twenty-two miles of 12.75-inch diameter pipe, or ten miles of 18-inch diameter pipe. The Hercules is capable of providing conventional and spooled pipelay services in water depths up to 10,000 feet.

     For the Gulf of Mexico, The United States Department of Interior Minerals Management Service ("MMS") requires the burial of all offshore oil and gas pipelines greater than 8.75-inches in diameter and located in water depths of 200 feet or less. The Company believes it has the equipment and expertise necessary for its customers to comply with MMS regulations. With the acquisition of Norman Offshore Pipelines, Inc. in fiscal 1997, the Company obtained the Mudbug technology and certain ownership interest in patents. The Mudbug is used to simultaneously lay and bury pipelines, a significant competitive advantage over the conventional method, which requires a second trip over the pipeline with the barge to bury the pipe. Regulations also require that these pipelines be periodically inspected, repaired, and, if necessary, reburied. Inspection requires extensive diving or ROV (remotely operated vehicles) services, and rebury requires either hand-jetting by divers or use of one of the Company's large jet sleds and a bury barge.

     All twenty-three of the Company's barges are equipped with cranes designed to lift and place platforms, structures, or equipment into position for installation. In addition, they can be used to disassemble and remove platforms and prepare them for salvage or refurbishment. The Hercules is equipped to perform lifts up to 2,000 tons. The Company expects demand for Gulf of Mexico abandonment services to increase as more platforms are removed due to MMS regulations relating to the abandonment of wells and removal of platforms. MMS regulations require platforms to be removed within eighteen months once production ceases and that the site be restored to meet stringent standards. According to MMS, in March 2000 there were 3,876 platforms in U.S. waters of the Gulf of Mexico.

Diving and Other Underwater Services

     The Company performs diving operations in the Gulf of Mexico, West Africa, Asia Pacific, Latin America, and the Middle East. Demand for diving services covers the full life of an offshore oil and gas property, including supporting exploration, installing pipelines for production and transportation, periodic inspection, repair and maintenance of fixed platforms and pipelines and, ultimately, salvage and site clearance. The Company's pipelay and derrick operations create captive demand for saturation diving services, for which divers are more highly compensated, and which enables the Company to attract and retain qualified and experienced divers. To support its diving operations in the Gulf of Mexico, the Company operates a fleet of six dive support vessels ("DSV"s).

     For the Gulf of Mexico, the MMS requires that all offshore structures have extensive and detailed inspections for corrosion, metal thickness, and structural damage every five years. As the age of the offshore infrastructure increases, the Company anticipates that demand for inspections, repairs, and wet welding technology will increase.

     For diving projects involving long-duration deepwater dives to 1,500 feet, the Company uses saturation diving systems that maintain an environment for the divers at the subsea water pressure at which they are working until the job is completed. Saturation diving permits divers to make repeated dives without decompressing, which reduces the time necessary to complete the job and reduces the diver exposure to the risks associated with frequent decompression. Two of the Company's largest saturation diving systems are capable of maintaining an environment simulating subsea water pressures to 1,500 feet. The Company has recorded the deepest wet working dive in the Gulf of Mexico at 1,075 feet.

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

Liftboats and other Offshore Support Vessels

     Liftboats, also called "jackup boats", are self-propelled, self-elevating work platforms complete with legs, cranes, and living accommodations. Once on location, a liftboat hydraulically lowers its legs until they are seated on the ocean floor and then "jacks up" until the work platform is elevated above the wave action. Once positioned, the stability, open deck area, crane capacity, and relatively low costs of operation make liftboats ideal work platforms for a wide range of offshore support services. In addition, the capability to reposition at a work site, or to move to another location within a short time adds to their versatility. While the Company continues to time charter the liftboats to the offshore service industry, it is also using the liftboats in its pipeline construction and repair, platform installation, inspection, maintenance, removal, and diving services. Currently, the Company operates liftboats only in the Gulf of Mexico. The Company has contracted to take delivery of a new 190-foot class liftboat early in the third quarter of 2000.

     Global's Pioneer is a SWATH (Small Waterplane Area Twin Hull) vessel that provides support services in water depths to 8,000 feet. Use of the Pioneer design reduces weather sensitivity, allowing the vessel to continue operating in up to 12-foot seas and remain on site in up to 20-foot seas. The vessel is able to install, maintain, and service subsea completions, has saturation diving capabilities, and is equipped for abandonment operations, pipeline installation support, and other services beyond the capabilities of conventional DSVs. The Pioneer's current base of operations is the Gulf of Mexico.

     The Company also operates other offshore support vessels
("OSV"s) internationally to support its offshore construction services and also time charters them to the offshore service industry.

Oil and Gas Production and Abandonment Services

     In June 1999 the Company formed Global Production Services
(GPS). This production company will offer alternatives for the decommissioning of mature offshore properties. Offshore oil and gas properties will be acquired in the final portion of their life cycle. GPS will manage the operational costs and timing of property decommissioning. In most cases GPS will assume all abandonment obligations. GPS will be subject to all State and Federal rules and regulations of a production company as promulgated by, but not limited to, the Minerals Management Service and Environmental Protection Agency. GPS will operate primarily off the coasts of Louisiana and Texas, in state and federal waters.

Customers

     The Company's customers are primarily oil and gas producers and pipeline companies. During the year ended December 31, 1999, the Company provided offshore marine construction services to over 100 customers. The Company's revenues are not dependent on any one customer. Its largest single customer in any one of the last three fiscal periods accounted for 21% of revenues. However, the level of construction services required by any particular customer depends on the size of that customer's capital expenditure budget devoted to construction plans in a particular year. Consequently, customers that account for a significant portion of revenues in one fiscal year may represent an immaterial portion of revenues in subsequent fiscal years. The Company's traditional contracts are typically of short duration, being completed in one to five months. Engineering, Procurement, Installation and Commissioning contracts
(EPIC) and turnkey contracts in foreign areas can be for longer durations of up to one or two years.

     Contracts for work in the Gulf of Mexico are typically awarded on a competitive bid basis with customers usually requesting bids on projects one to three months prior to commencement. However, for projects in water depths greater than 1,000 feet, particularly subsea development projects and "turnkey" projects (where the Company is responsible for the project from engineering through hook-up), and for projects in international areas, the elapsed time from bid request to commencement of work may exceed one year. The Company's marketing staff contacts offshore operators known to have projects scheduled to ensure that the Company has an opportunity to bid for the projects. Most contracts are awarded on a fixed-price basis, but the Company also performs work on a cost-plus or day-rate basis, or on a combination of such basis. The Company attempts to qualify its contracts so it can recover the costs of certain unexpected difficulties and the costs of weather related delays during the winter months.

Competition

     In each region of the world that the Company operates, the offshore marine construction industry is highly competitive with many different competitors. Price competition and contract terms are the primary factors in determining which qualified contractor is awarded a job. However, the ability to deploy improved equipment and techniques, to attract and retain skilled personnel, and to demonstrate a good safety record have also been important competitive factors.

     Competition for deepwater and ultra-deep water projects in the Gulf of Mexico is limited primarily to the Company, J. Ray McDermott and Cal Dive International. With increasing frequency, international competitors such as Heerema S. A., Stolt Comex Seaway
S. A., Allseas Marine Contractors S.A., and Saipem S.p.a. bid and compete for projects in the Gulf of Mexico. The Company's competitors for shallow water projects include many smaller companies including Horizon Offshore, Inc., Transcoastal Marine Services and Torch, Inc. Some shallow water competitors operate only one barge and compete based on price. The Company's primary competition for abandonment services in the Gulf of Mexico is Cal Dive International.

Backlog

     As of January 31, 2000, the Company's backlog of construction contracts supported by written agreements amounted to approximately $97.2 million ($14.8 million for the U.S. Gulf of Mexico and $82.4 million for international operations), compared to the Company's backlog at January 31, 1999, of $113.8 million ($26.9 million for the U.S. Gulf of Mexico and $86.9 million for international operations). The Company did not include in its backlog amounts relating to vessel charter agreements, primarily the charters to CCC (the Company's previous Mexican joint venture), or any portion of contracts to be performed by CCC. Management expects most of the Company's backlog to be performed within twelve months. The Company does not consider its backlog amounts to be a reliable indicator of future revenues.

Patents

     The Company owns or is the licensee of a number of patents in the United States and Great Britain. The Company relies on a combination of patents and trade secrets to protect its proprietary technologies. In the 1987 acquisition of Sea-Con Services, Inc. pipelaying assets, the Company acquired the patents to certain pipe burying technology and an exclusive license to certain wet welding technology. Patents under which the Company is a non-exclusive licensee protect certain features of the Chickasaw and the Company's portable reels. In the fiscal 1997 acquisition of Norman Offshore Pipelines, Inc., the Company acquired certain ownership interest in patents to certain pipe burying technology, called the Mudbug, which permits pipelay and bury completion in a single pass. The licenses continue until the expiration of the underlying patents, which will occur at various times to 2007. In addition, the Company has developed certain proprietary underwater welding techniques and materials.

     The Company's business is not materially dependent on any one or more of its licenses or patents, although the loss of license or patent protection for the Company's reel barge, its seaplow, or its pipeburying technology could have an adverse effect on the Company's competitive position.

Employees

     The Company's work force varies based on the Company's workload at any particular time. During 1999, the number of Company employees ranged from a low of 1,417 to a high of 2,044, and as of January 31, 2000, the Company had 1,894 employees. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that its relationship with its employees is satisfactory. In addition, many workers are hired on a contract basis and are available to the Company on short notice.

Seasonality

     Each of the geographic areas in which the Company operates has seasonal patterns that affect the Company's operating patterns.
The seasonal patterns are the results of weather conditions and the timing of capital expenditures by oil and gas companies. In the Gulf of Mexico, where the Company derived over 40% of its revenues in the last fiscal period, a disproportionate amount of the Company's revenues, gross profit, and net income is earned in the interim periods that include July through December.

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

     The operations of the Company also are affected by numerous federal, state, and local laws and regulations relating to protection of the environment including, in the United States, the Outer Continental Shelf Lands Act, the Federal Water Pollution Control Act of 1972, and the Oil Pollution Act of 1990. The technical requirements of these laws and regulations are becoming increasingly complex and stringent, and compliance is becoming increasingly difficult and expensive. However, the Company believes that compliance with current environmental laws and regulations is not likely to have a material adverse effect on the Company's business or financial statements. Certain environmental laws provide for "strict liability" for remediation of spills and releases of hazardous substances and some provide liability for damages to natural resources or threats to public health and safety. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties, and criminal prosecution. The Company's compliance with these laws and regulations has entailed certain changes in operating procedures and approximately $0.2 million in expenditures during the year ended December 31, 1999. It is possible that changes in the environmental laws and enforcement policies thereunder, or claims for damages to persons, property, natural resources, or the environment could result in substantial costs and liabilities to the Company. The Company's insurance policies provide liability coverage for sudden and accidental occurrences of pollution and/or clean up and containment of the foregoing in amounts which the Company believes are comparable to policy limits carried in the marine construction industry.

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


ITEM 2.    PROPERTIES

     The Company owns a fleet of twenty-three construction barges, twenty-two liftboats, and thirty-two DSVs, OSVs, and other support vessels. Twenty-one of the Company's construction barges are designed to perform more than one type of construction project which enables these combination barges to sustain a higher utilization rate. A listing of the Company's significant vessels along with a brief description of the capabilities of each is presented on page 12.

     The Company's Hercules is a 444-foot barge with a 2,000-ton crane capable of performing revolving lifts up to approximately 1,600 tons. In July 1998, the Hercules completed its conversion to a dynamically positioned pipelay/heavy-lift barge and returned to service to begin its first conventional pipelay project. The second phase of the upgrade of the Hercules, installation of a reel on the barge to enable it to install offshore pipelines using the reel method, is expected to be completed early in the third quarter of 2000.

     In addition to the dedicated pipelay reel on the Chickasaw, which has a capacity ranging from forty-five miles of 4.5-inch diameter pipe, nineteen miles of 6.625-inch diameter pipe or four miles of 12.75-inch diameter pipe, the Company owns four portable pipelay reels, which can be mounted on the deck of its barges for pipelay by the reel method or used as additional capacity on the Chickasaw. The planned Hercules reel system is similar in design to the Chickasaw's, but with much greater capacity. Based upon current engineering, when completed, the Hercules reel will be capable of spooling up to eighty-four miles of 6.625-inch diameter pipe, twenty-two miles of 12.75-inch diameter pipe, or ten miles of 18-inch pipe. The Company owns and operates two bury plows, which are capable of burying pipe up to 18-inches in diameter, and four jetting sleds, which are capable of burying pipe up to thirty-six inches in diameter, and three Mudbugs, for burying pipe simultaneously with the pipeline installation.

     Global's Pioneer is a SWATH (Small Waterplane Area Twin Hull) vessel that provides support services in water depths to 8,000 feet. Use of the Pioneer design reduces weather sensitivity, allowing the vessel to continue operating in up to 12-foot seas and remain on site in up to 20-foot seas. The vessel is able to install, maintain, and service subsea completions, has saturation diving capabilities, and is equipped for abandonment operations, pipeline installation support, and other services beyond the capabilities of conventional DSVs. During fiscal 2000, the Company plans to modify the vessel to increase its load carrying capacity. The Pioneer's current base is the Gulf of Mexico.

     The Company operates twenty-two liftboats. Liftboats are self-propelled, self-elevating vessels, which can efficiently support offshore construction and other services, including dive support and salvage operations in water depths up to 180 feet.

     The Company owns all of its barges and vessels, and fifty-nine are subject to ship mortgages. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." In compliance with governmental regulations, the Company's insurance policies, and certain of the Company's financing arrangements, the Company is required to maintain its barges and vessels in accordance with standards of seaworthiness and safety set by government regulations or classification organizations. The Company maintains its fleet to the standards for seaworthiness, safety, and health set by the U.S. Coast Guard, the American Bureau of Shipping, Bureau Veritas, and Lloyd's Registry.

     The Company also owns thirteen saturation diving systems. One of the units is installed in the New Iberia Research and Development Center and used to support welding research as well as offshore operations. The Company's saturation systems range in capacity from four to fourteen divers. Two of the saturation systems are capable of supporting dives as deep as 1,500 feet.
Each saturation system consists of a diving bell for transporting the divers to the sea floor and pressurized living quarters. The systems have surface controls for measuring and mixing the specialized gases that the divers breathe and connecting hatches for entering the diving bell and providing meals and supplies to the divers.

     In the normal course of its operations, the Company also leases or charters other vessels, such as tugboats, cargo barges, utility boats, and dive support vessels.


     The Company owns 625 acres near Carlyss, Louisiana and has constructed a deepwater support facility and pipebase. The location serves as the corporate headquarters and the headquarters of the Company's Gulf of Mexico offshore construction operations. The facility is capable of accommodating the Company's deepwater draft vessels and pipe spooling for the Chickasaw and the Hercules. The Company has replaced the existing facilities in Houma and Amelia, Louisiana with the Carlyss Facility. Total cost for completion is approximately $41.2 million, of which, $41.0 million has been expended through December 31, 1999. Approximately $28.0 million has been financed with Port Improvement Revenue Bonds. In addition, the Company completed construction on its marine base in Batam, Indonesia. The total cost of this facility was $16.4 million.

     The following table summarizes the Company's significant existing facilities as of December 31, 1999:

                                                    Approximate
                                                    Square Feet      Owned/Leased
Location                  Principal Use              or Acreage     (Lease Expiration)
-----------------------   ----------------------   --------------   ------------------
Carlyss LA                Shore base/Corporate        625 acres     Owned
                            Headquarters
Port of Iberia LA         Shore base                    39 acres    Owned
Batam Island, Indonesia   Shore base                    52 acres    Leased (Mar. 2028)
Houston TX                Office                    39,410 sq. ft.  Leased (Aug. 2003)
Lafayette LA (1)          Office/Training/Storage   21,000 sq. ft.  Leased (Dec. 2001)
Cd. Del Carmen, Mexico    Warehouses                51,613 sq. ft.  Leased (Dec. 2002)
Cd. Del Carmen, Mexico    Office/Workshop           41,042 sq. ft.  Owned
Sharjah, United Arab
  Emirates                Office/Shore base         64,946 sq. ft.  Leased (Jun. 2000)
Western Australia        Office/Workshop            15,048 sq. ft.  Owned


(1) Leased from the Company's principal shareholder, Mr. William J. Dore'.

                                Global Industries, Ltd.
                      Listing of Construction Barges and Swath Vessel

                                                            Pipelay
                                               Derrick  ----------------
                                               -------  Maximum  Maximum
                                               Maximum    Pipe    Water           Living
                                        Length  Lift    Diameter  Depth    Year   Quarter
                       Vessel Type      (Feet) (Tons)   (Inches)  (Feet) Acquired Capacity
                       ---------------  ------ -------  -------- ------- -------- --------
Construction Barges:
  Hercules(1)          Pipelay/derrick   444    2,000    60.00   10,000    1995     191
  Seminole             Pipelay/derrick   424      800    48.00    1,500    1997     220
  Comanche             Pipelay/derrick   400    1,000    48.00    1,500    1996     223
  Shawnee              Pipelay/derrick   400      860    48.00    1,500    1996     272
  Iroquois             Pipelay/derrick   400      250    60.00    1,000    1997     259
  DLB 264              Pipelay/derrick   397    1,000    60.00    1,000    1998     220
  DLB 332              Pipelay/derrick   351      750    60.00    1,000    1998     208
  Cheyenne             Pipelay/bury/     350      800    36.00    1,500    1992     190
                         derrick
  Arapaho              Derrick           350      800       --       --    1992     100
  Cherokee             Pipelay/derrick   350      925    36.00    1,500    1990     183
  SaraMaria(2)         Derrick           350      550       --       --    1999     300
  Mohawk               Pipelay/bury/     320      600    48.00      700    1996     200
                         derrick
  Seneca               Pipelay/bury      290      150    42.00    1,000    1997     126
  Chickasaw            Pipelay reel/     275      160    12.75    6,000    1990      70
                         derrick
  Delta 1              Pipelay/bury      270       25    14.00      200    1996      70
  Tonkawa              Derrick/bury      250      175       --       --    1990      73
  Sea Constructor      Pipelay/bury      250      200    24.00      400    1987     104
  Navajo               Pipelay/derrick   240      150    10.00      600    1992     129
  SubSea Constructor   Pipelay/bury      240      150    16.00      150    1997      64
  G/P 37               Pipelay/bury      188      140    16.00      300    1981      58
  Pipeliner 5          Pipelay/bury      180       25    14.00      200    1996      60
  G/P 35               Pipelay/bury      164      100    16.00      200    1978      46
  MAD II               Pipelay/bury      135       45    22.00       50    1975      33
SWATH Vessel:
  Pioneer              Multi-service     200       50       --       --    1996      57


 (1)     Scheduled to be equipped for reel method pipelay in 2000.
 (2)     Acquired from CCC in 1999.


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

     In November of 1999, the Company notified Groupe GTM that as a result of material adverse changes and other breaches by Groupe GTM, the Company was no longer bound by and was terminating the Share Purchase Agreement to purchase the shares of ETPM S.A. Groupe GTM responded stating that they believed the Company was in breach. The Share Purchase Agreement provided for liquidated damages of $25.0 million to be paid by a party that failed to consummate the transaction under certain circumstances. The Company has notified Groupe GTM that it does not believe that the liquidated damages provision is applicable to its termination of the Share Purchase Agreement. On December 23, 1999, Global filed suit against Groupe GTM in Tribunal de Commerce de Paris to recover damages. The Company believes that the outcome of these matters will not have a material adverse effect on its business or financial statements.

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


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


ITEM (Unnumbered).    EXECUTIVE OFFICERS OF THE REGISTRANT

     (Provided pursuant to General Instruction G)


     All executive officers named below, in accordance with the By-Laws, are elected annually and hold office until a successor has been duly elected and qualified. The executive officers of the Company as of December 31, 1999 follow:

Name                    Age    Position
----                    ---    --------
William J. Dore'         57    Chairman of the Board of Directors,
                                 President and Chief Executive Officer
Peter S. Atkinson        52    Vice President, Chief Financial Officer
James J. Dore'           45    Vice President, Diving and Special Services
George J. Friedel        42    Vice President, Gulf of Mexico
Andrew L. Michel         57    Vice President, Advanced Technologies and
                                 Business Development
Robert L. Patrick        49    Vice President, Central/South America and
                                 West Africa
Russell J. Robicheaux    51    Vice President, General Counsel
James Ricky Wiggins      51    Vice President, Worldwide Operations

     Mr. William J. Dore' is the Company's founder and has served as Chairman of the Board of Directors, President and Chief Executive Officer since 1973. Mr. Dore' has over twenty-five years of experience in the diving and marine construction industry. He is a past President of the Association of Diving Contractors and serves on the Board of Directors executive committee of the National Ocean Industry Association. Mr. Dore' also serves as a director for Noble Drilling Corporation. Mr. Dore' controls over 30% the common stock of the Company.

     Mr. Atkinson joined the Company in September of 1998 as Vice President and Chief Financial Officer. Prior to joining Global he had been Director - Financial Planning with J. Ray McDermott, S.A., having previously served in various capacities at McDermott International, Inc. and J. Ray McDermott, S.A. for twenty three years. At McDermott, he served at the corporate level as well as in the North Sea, Middle East, West Africa and Central and South America.

     Mr. James Dore' has over nineteen years of service with the Company. He held a number of management positions with responsibility for marketing, contracts and estimating, and diving operations. Mr. Dore' was named Vice President, Marketing in March 1993, Vice President, Special Services in November 1994 and Vice President, Diving and Special Services in February 1996.
 Mr. Dore' is the brother of William J. Dore'.

     Mr. Friedel joined Global Industries in April 1998 as Manager for Deepwater. Prior to joining Global, Mr. Friedel served in various management capacities for CDI Intl, Inc., J. Ray McDermott, Offshore Pipeline, Inc. and Heerema Engineering
(US), Inc. He has twenty-one years of experience in the offshore construction industry and has worked in the North Sea, Latin America, South America and the U.S. Gulf of Mexico.

     Mr. Michel joined the Company as Vice President, Global Industries, Ltd. - Deepwater Technology in December 1995 in connection with the Company's acquisition of ROV Technologies, Inc. Mr. Michel founded ROV Technologies in 1986 and served as its only President. Mr. Michel has thirty-four years of experience in marine electronics and remote underwater intervention services. He was appointed to his current position in 1999.

     Mr. Patrick joined Global Industries in July 1995 as Operations Manager for the West Africa Division. Prior to joining Global, Mr. Patrick served as Vice President of Operations for Ugland in Mexico for five years. He has also managed projects in India, West Africa, the Gulf of Mexico and offshore California. Mr. Patrick has twenty-seven years of experience in marine engineering and offshore construction.

     Mr. Robicheaux joined Global Industries in August 1999 as Vice President and General Counsel. Prior to joining the Company, Mr. Robicheaux had been Assistant General Counsel with J. Ray McDermott, S.A. since 1995. In addition, he served in various engineering and legal capacities at McDermott International, Inc. for the past twenty-five years, including design and field engineering, project engineering, estimating and project management.

     Mr. Wiggins joined Global Industries in September 1997 as Managing Director of the Middle East. Before joining Global Mr. Wiggins served as Vice President for the Middle East and India with J. Ray McDermott, S.A. and Vice President with Offshore Pipelines, Inc. In addition, he served in various capacities for fifteen years with Brown and Root, including Chief Estimator for the Western Hemisphere and Project Manager. Mr. Wiggins has over twenty-eight years of resident experience in Singapore, India, Thailand, Bahrain, the United Arab Emirates, and the United States.


                                  PART II


ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
SHAREHOLDER MATTERS

     The Company's Common Stock is traded on the NASDAQ National
Market System under the symbol "GLBL." The following table presents for the periods indicated the high and low sales prices per share of the Company's Common Stock.

          Period                              High            Low
          ------                              ----            ---
     January 1, 1998 - March 31, 1998       $ 21.438       $ 11.375
     April 1, 1998 - June 30, 1998            25.750         15.375
     July 1, 1998 - September 30, 1998        17.625          9.375
     October 1, 1998 - December 31, 1998      11.875          4.719

     January 1, 1999 - March 31, 1999       $ 10.563       $  4.938
     April 1, 1999 - June 30, 1999            13.188          8.000
     July 1, 1999 - September 30, 1999        12.813          7.125
     October 1, 1999 - December 31, 1999       9.688          6.000

     As of March 10, 2000, there were approximately 1,275 holders of record of Common Stock.

     The Company has never paid cash dividends on its Common Stock and does not intend to pay cash dividends in the foreseeable future. The Company currently intends to retain earnings, if any, for the future operation and growth of its business. Certain of the Company's financing arrangements restrict the payment of cash dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."


ITEM 6.    SELECTED FINANCIAL DATA

     The selected financial data presented below for each of the past five fiscal periods should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this Annual Report. In 1998, the Company's changed the Company's fiscal accounting year end to December 31 from March 31.

                                 Year              Nine Months
                                 Ended                Ended                     Year Ended
                              December 31,         December 31,                  March 31,
                         --------------------- --------------------- --------------------------------
                          1999 (1)   1998 (4)     1998     1997 (4)   1998 (2)     1997       1996
                         ---------- ---------- ---------- ---------- ---------- ---------- ----------
                                             (in thousands, except per share data)
Revenues                 $ 387,452  $ 429,719  $ 342,201  $ 292,383  $ 379,901  $ 229,142  $ 148,376
Gross profit                45,600    119,716     95,973     90,913    114,656     63,253     41,015
Net income (loss)           (1,131)    49,953     38,971     46,321     57,303     33,932     20,993
Net income (loss)
  per share
    Basic                    (0.01)      0.55       0.43       0.50       0.63       0.44       0.28
    Diluted                  (0.01)      0.53       0.42       0.49       0.61       0.42       0.27
Weighted average common
  Shares outstanding
    Basic                   90,700     91,488      91,498    90,981     91,110     77,746     75,624
    Diluted                 90,700     94,780      93,808    93,682     93,872     80,747     76,751
Total assets(3)            755,935    730,871     730,871   611,110    625,367    422,687    202,526
Working capital(3)          58,561     78,637      78,637    66,820     77,472    103,727     34,264
Long-term debt, total(3)   252,407    210,797     210,797   137,889    146,993     43,213     22,192

    ________________

   (1) Included in the results for the year ended December 31, 1999, beginning in the third quarter, are the consolidated financial results of Global's ownership of CCC's offshore construction business. See Note 12 of the Notes to Consolidated Financial Statements.
   (2) On July 31, 1997, the Company acquired certain business operations and assets of Sub Sea International, Inc. and certain of its subsidiaries. The results of operations of the Sub Sea acquisition are included from the date of the acquisition. See Note 13 of the Notes to Consolidated Financial Statements.
   (3) As of the end of the period.
   (4) Unaudited


ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

     The following discussion presents management's discussion and analysis of the Company's financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements.

     Certain of the statements included below and in other portions of this annual report, including those regarding future financial performance or results or that are not historical facts, are or contain "forward looking" information as that term is defined in the Securities Act of 1933, as amended. The words "expect," "believe," "anticipate," "project," "estimate," and similar expressions are intended to identify forward-looking statements. The Company cautions readers that any such statements are not guarantees of future performance or events and such statements involve risks, uncertainties and assumptions. Factors that could cause actual results to differ from those expected include, but are not limited to, dependence on the oil and gas industry and industry conditions, general economic conditions including interest rates and inflation, competition, the ability of the Company to continue its acquisition strategy, successfully manage its growth, and obtain funds to finance its growth, operating risks, contract bidding risks, the use of estimates for revenue recognition, risks of international operations, risks of vessel construction such as cost overruns, changes in government regulations, and disputes with construction contractors, dependence on key personnel and the availability of skilled workers during periods of strong demand, the impact of regulatory and environmental laws, the ability to obtain insurance, and other factors discussed below. Operating risks include hazards such as vessel capsizing, sinking, grounding, colliding, and sustaining damage in severe weather conditions.
These hazards can also cause personal injury, loss of life, severe damage to and destruction of property and equipment, pollution and environmental damage, and suspension of operations. The risks inherent with international operations include political, social, and economic instability, exchange rate fluctuations, currency restrictions, nullification, modification, or renegotiations of contracts, potential vessel seizure, nationalization of assets, import-export quotas, and other forms of public and governmental regulation. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual results and outcomes may differ materially from those indicated in the forward-looking statements.

Results of Operations

The following table sets forth, for the periods indicated, statement of operations data expressed as a percentage of revenues.


                                  Twelve Months            Nine Months
                                      Ended                   Ended
                                   December 31,            December 31,
                                -------------------     -------------------
                                  1999       1998         1998       1997
                                --------   --------     --------   --------
Revenues                         100.0%     100.0%       100.0%     100.0%
Cost of revenues                 (88.2)     (72.1)       (72.0)     (68.9)
                                --------   --------     --------   --------
Gross profit                      11.8       27.9         28.0       31.1
Equity in net earnings (loss)
  of unconsolidated affiliate     (2.8)      (1.8)        (2.0)      (0.3)
Selling, general and
  administrative expenses         (7.2)      (6.4)        (6.3)      (5.8)
                                --------   --------     --------   --------
Operating income                   1.8       19.7         19.7       25.0
Interest expense                  (3.7)      (1.7)        (2.0)      (0.5)
Other income, net                 (0.4)      (0.1)        (0.2)       1.0
                                --------   --------     --------   --------
Income (loss) before
  income taxes                    (2.3)      17.9         17.5       25.5
(Provision) benefit for
  income taxes                     2.0       (6.3)        (6.1)      (9.7)
                                --------   --------     --------   --------
Net income (loss)                 (0.3)%     11.6%        11.4%      15.8%
                                ========   ========     ========   ========

     The Company's results of operations reflect the level of offshore construction activity in the Gulf of Mexico and all other international locations, for all periods presented above. In addition, the Company's results for periods ending after July 1997 include the results of additional business acquired in July 1997 from Subsea International, Inc. in the Gulf of Mexico, Asia Pacific, and the Middle East. Also included in the results for the year ended December 31, 1999, beginning in the third quarter, are the consolidated financial results of Global's ownership of CCC's offshore construction operations (see Note 12 of the Notes to Consolidated Financial Statements). The results also reflect the Company's ability to win jobs through competitive bidding and manage awarded jobs to successful completion. The level of offshore construction activity is principally determined by three factors: first, the oil and gas industry's ability to economically justify placing discoveries of oil and gas reserves in production; second, the oil and gas industry's need to clear all structures from the lease once the oil and gas reserves have been depleted; and third, weather events such as major hurricanes.

     Year Ended December 31, 1999 Compared to Twelve Months Ended
December 31, 1998 (see Note 1 of the Notes to Consolidated
Financial Statements included elsewhere in this annual report)

Revenues. Revenues for the year ended December 31, 1999 of $387.5 million were 10% lower than revenues for the twelve months ended December 31, 1998 of $429.7 million. The decrease in revenues resulted largely from decreased domestic and Middle East division activities and downward pricing pressure. These amounts were partially offset by increases in the Company's Latin America and Asia Pacific divisions The Latin America division's revenues increased substantially due to the cessation of Global's 49% ownership interest in CCC and subsequent acquisition of CCC's offshore construction operations, as discussed previously. Increases in Asia Pacific are primarily due to a large pipeline contract, which occurred, in fiscal 1999.

Gross Profit. For the year ended December 31, 1999, the Company had gross profit of $45.6 million compared with $119.7 million for the twelve months ended December 31, 1998. The 62% decline was largely the result of decreased domestic activity and margin erosion, partially offset by higher gross profit from the Latin America division. Gross profit as a percentage of revenues for the year ended December 31, 1999, was 12 % compared to the gross profit percentage for the twelve months ended December 31, 1998 of 28%. Lower margins in the Gulf of Mexico, combined with the lower margins for work in Asia Pacific and Middle East, principally accounted for the decline.

Selling, General, and Administrative Expenses. For the year ended December 31, 1999, selling, general, and administrative expenses of $27.7 million were 1.5% higher than the $27.3 million reported during the twelve months ended December 31, 1998. The increase was attributable to increased labor costs and other related expenses associated with the relocation of the Company's corporate offices to Carlyss Louisiana and the consolidation of CCC's offshore construction operations.

Depreciation and Amortization. Depreciation and amortization, including amortization of dry-docking costs, for the year ended December 31, 1999 was $55.0 million compared to the $43.2 million recorded in the twelve months ended December 31, 1998. The 23% increase was principally attributable to increased employment of the upgraded Hercules in the Gulf of Mexico, which is depreciated on a units-of-production basis. Lower employment of other vessels that are also depreciated on a units-of-production basis partially offset the increase.

Interest Expense. Interest expense was $14.5 million, net of capitalized interest, for the year ended December 31, 1999, compared to $7.5 million for the twelve months ended December 31, 1998 primarily due to higher average debt levels outstanding and higher effective interest rates.

Net Income (Loss). Earnings for the year ended December 31, 1999 declined to a $1.1 million loss as compared to $50.0 million of net income recorded for the twelve months ended December 31, 1998. Included in the net loss for the year ended December 31, 1999 is a $7.1 million loss associated with the Company's previous 49% ownership interest in CCC. The loss associated with the CCC ownership for the twelve months ended December 31, 1998 was $7.7 million. Also included in the net loss for fiscal 1999 are nonrecurring charges of $3.7 million, related to cost associated with the terminated ETPM acquisition and the replacement of the Company's credit facility. The Company's effective tax rate for the twelve months ended December 31, 1999 was 87%, compared to 35% for the twelve months ended December 31, 1998, reflecting changes in taxable income in differing taxable jurisdictions and the resolution of prior year tax matters.

Segment Information. The Company has identified seven reportable segments as required by SFAS 131 (see Note 8 of the Notes to Consolidated Financial Statements included elsewhere in this annual report). The following discusses the results of operations for each of those reportable segments.

Gulf of Mexico Offshore Construction - Overall decreased demand for offshore construction services in the Gulf of Mexico and resulting pricing decreases caused this segment's gross revenues to decline 34% to $117.2 million (including $1.0 million intersegment revenues) for the year ended December 31, 1999 compared to $176.7 million (including $3.6 million intersegment revenues) for the twelve months ended December 31, 1998. The lower activity levels and associated pricing decreases also caused income before taxes to decline to $6.1 million during the year ended December 31, 1999 compared to $26.2 million for the twelve months ended December 31, 1998.

Gulf of Mexico Diving - Revenues and income before taxes from diving-related services in the Gulf of Mexico declined due to decreased demand from both external customers and the Gulf of Mexico Offshore Construction Segment. Gross revenues for the year ended December 31, 1999 declined 50% to $29.3 million (including $10.2 million intersegment revenues) compared to $58.1 million (including $23.7 million intersegment revenues) for the twelve months ended December 31, 1998. The overall lower activity levels and pricing pressure caused earnings before taxes to decline to a loss of $0.9 million during the year ended December 31, 1999 compared to income of $19.1 million for the twelve months ended December 31, 1998.

Gulf of Mexico Marine Support - Decreased demand and resulting pricing pressures also affected the Gulf of Mexico Marine Support services. Gross revenues from Gulf of Mexico Marine Support services declined 37% to $27.7 million (including $9.5 million intersegment revenues) for the year ended December 31, 1999, compared to $44.0 million (including $10.6 million intersegment revenues) for the twelve months ended December 31, 1998. Earnings before taxes also declined to a loss of $3.6 million during the year ended December 31, 1999 compared to income of $14.4 million for the twelve months ended December 31, 1998.

West Africa Construction - During 1999, revenues from the West Africa Construction market remained relatively stable. For the year ended December 31, 1999, gross revenues decreased 4.3% to $81.1 million compared to $84.8 million for the twelve months ended December 31, 1998. Earnings before taxes decreased to $8.2 million during the year ended December 31, 1999 compared to $18.1 million for the twelve months ended December 31, 1998. Earnings reductions were primarily due to lower margins on one large contract.

Asia Pacific Construction - For the year ended December 31, 1999, gross revenues increased 30% to $56.1 million compared to $43.0 million for the twelve months ended December 31, 1998. Earnings before taxes decreased to a loss of $10.4 million during the year ended December 31, 1999 compared to income of $4.0 million for the twelve months ended December 31, 1998. Revenues increased due primarily to the one large pipeline contract, which started in March 1999. Earnings reductions were primarily a result of new area startup costs and poor initial productivity.

Latin America Construction - Revenues increased 247% to $91.3 million for the year ended December 31, 1999, compared to $29.0 million for the twelve months ended December 31, 1998. Earnings before taxes increased to $5.5 million during the year ended December 31, 1999, net of $10.7 million of equity in CCC losses, compared to a loss of $0.3 million for the twelve months ended December 31, 1998. As previously discussed, effective July 1, 1999 Global acquired ownership of CCC's offshore construction operations and divested itself of a 49% ownership in CCC's entire operation.

Middle East Construction - Decreased demand and eroding margins dramatically affected this division. Gross revenues declined 83% to $4.0 million for the year ended December 31, 1999, compared to $30.5 million for the twelve months ended December 31, 1998. Earnings before taxes also declined to a loss of $6.8 million during the year ended December 31, 1999 compared to a loss of $2.3 million for the twelve months ended December 31, 1998.

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

Selling, General, and Administrative Expenses. For the nine months ended December 31, 1998, selling, general, and administrative expenses of $21.7 million were 28% higher than the $16.9 million reported during the nine months ended December 31, 1997. The increase was attributable to the expansion of the Company's business and accrued severance costs and was partially offset by salary reductions effected in October 1998. As a percentage of revenues these expenses remained at approximately 6%. During the nine months ended December 31, 1997, the Company provided for $5.0 million of retirement and incentive compensation plan expenses with $1.6 million included in selling, general, and administrative expenses. The Company did not record a provision for retirement and incentive compensation during the nine months ended December 31, 1998 because it does not anticipate making such payments to employees for services during that period.

Depreciation and Amortization. Depreciation and amortization, including amortization of dry-docking costs, for the nine months ended December 31, 1998 was $35.6 million compared to the $21.9 million recorded in the nine months ended December 31, 1997. The 63% increase was principally attributable to increased employment of the upgraded Hercules in the Gulf of Mexico and employment of the Seminole, DLB 332, and DLB 264 in Asia Pacific, each of which are depreciated on a units-of-production basis. A full nine months of depreciation on assets acquired from SubSea in July 1997 and higher amounts of dry-dock amortization also contributed to the increase. Lower employment of other vessels that are also depreciated on a units-of-production basis partially offset the increase.

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

Segment Information. The Company has identified seven reportable segments as required by SFAS 131 (see Note 8 of the Notes to Consolidated Financial Statements included elsewhere in this annual report). The following discusses the results of operations for each of those reportable segments.

Gulf of Mexico Offshore Construction - Overall decreased demand for offshore construction services in the Gulf of Mexico and resulting pricing decreases caused this segment's gross revenues to decline 25% to $135.9 million (including $3.5 million intersegment revenues) for the nine months ended December 31, 1998 compared to $180.9 million (including $0.8 million intersegment revenues) for the nine months ended December 31, 1997. The lower activity levels also caused income before taxes to decline to $26.2 million during the nine months ended December 31, 1998 compared to $44.1 million for the nine months ended December 31, 1997. The Hercules returned to service in July 1998, and helped partially offset the decline.

Gulf of Mexico Diving - Revenues and income before taxes from diving-related services in the Gulf of Mexico declined due to decreased demand from the Gulf of Mexico Offshore Construction Segment. Gross revenues for the nine months ended December 31, 1998 declined 9% to $42.1 million (including $13.0 million intersegment revenues) compared to $46.5 million (including $24.1 million intersegment revenues) for the same period ended December 31, 1997. Revenues from external customers increased by $6.7 million, but were partially offset by pricing decreases. The overall lower activity levels caused income before taxes to decline to $13.5 million during the nine months ended December 31, 1998 compared to $18.8 million for the nine months ended December 31, 1997.

Gulf of Mexico Marine Support - Decreased demand and resulting pricing decreases also affected the Gulf of Mexico Marine Support services. Gross revenues from Gulf of Mexico Marine Support services declined 21% to $31.5 million (including $8.0 million intersegment revenues) for the nine months ended December 31, 1998, compared to $39.8 million (including $5.4 million intersegment revenues) for the same period ended December 31, 1997. Income before taxes also declined to $10.2 million during the nine months ended December 31, 1998 compared to $15.3 million for the nine months ended December 31, 1997. The overall declines were partially offset by increased activity and resulting gross revenues and profits from the SWATH Pioneer.

West Africa Construction - During 1998, the West Africa Construction market recovered from a down cycle in 1997. For the nine months ended December 31, 1998, gross revenues increased 470% to $68.9 million compared to $11.4 million for the nine months ended December 31, 1997. Income before taxes increased to $11.9 million during the nine months ended December 31, 1998 compared to a $2.4 million loss for the nine months ended December 31, 1997. For the first time since entering the West Africa market, the Company employed two barges simultaneously during the nine months ended December 31, 1998.

Asia Pacific Construction - Asia Pacific Construction results benefited from the acquisition and placement of construction barges in that region. For the nine months ended December 31, 1998, gross revenues increased 50% to $38.0 million compared to $25.3 million for the nine months ended December 31, 1997.
Income before taxes increased to $3.4 million during the nine months ended December 31, 1998 compared to a $0.4 million loss for the nine months ended December 31, 1997. In April 1998, the Company acquired the DLB 332 and DLB 264 in that region. Each of the acquired barges were employed under a short-term bare boat charter agreement with Hydro Marine Services, Inc., an affiliate of J. Ray McDermott S.A., to allow for completion of certain contractual commitments. The DLB 332 completed its commitment in August 1998, and the DLB 264 completed its commitment in October 1998. In September 1998, the Seminole began working in Asia Pacific after the Company relocated it from the Middle East.

Latin America Construction - For the nine months ended December
31, 1998, revenue from services and equipment provided to CCC increased 287% to $26.3 million compared to $6.8 million for the nine months ended December 31, 1997. The increase was attributable to CCC's increase in offshore construction activity. Income before taxes and equity in CCC losses increased to $7.0 million during the nine months ended December 31, 1998 compared to $1.2 million for the nine months ended December 31, 1997. However, the increased income was offset by equity in CCC losses of $6.9 million and $0.9 million, respectively. The increase in CCC's loss was largely the result of increased operating losses, currency exchange rate losses, and an adjustment to prior years' taxes.

Middle East Construction - Global entered into the Middle East construction market with the July 1, 1997 acquisition of Sub Sea International, Inc.'s Middle East operations and assets. Revenues of $23.0 million for the nine months ended December 31, 1998 compared to the five-month revenues of $11.0 million included in the nine months ended December 31, 1997. Losses before taxes during the nine months ended December 31, 1998 increased to $1.8 million compared to a $0.7 million loss included in the nine months ended December 31, 1997.

Liquidity and Capital Resources

     The Company's operations generated cash flow of $47.5 million during the year ended December 31, 1999. Cash from operations, together with $12.0 million provided by financing activities, funded investing activities of $50.7 million. Investing activities consisted principally of (i) capital expenditures, (ii) net receipts on advances to CCC, (iii) dry-docking costs, and (iv) the release from escrow of Lake Charles Harbor and Terminal District Port Improvement Revenue Bonds proceeds. Funds provided by financing activities principally represent net borrowings under the Company's credit agreement with a syndicate of commercial banks. Working capital decreased $20.0 million during the year ended December 31, 1999 from $78.6 million at December 31, 1998 to $58.6 million at December 31, 1999. The decrease in working capital is due primarily to the scheduled term loan pay down as required by the new credit facility.

     Capital expenditures during the year ended December 31, 1999 aggregated $29.3 million. These expenditures included $4.2 million for the continued conversion and upgrade of the Hercules, $14.0 for the continued construction of the Carlyss, Louisiana
Deepwater Support Facility and Pipebase, and $7.1 million for the construction of a shorebase facility in Batam, Indonesia.

     The Company estimates that the cost to complete capital expenditure projects in progress at December 31, 1999, will be approximately $11.5 million all of which is expected to be incurred during the year ending December 31, 2000. The scheduled completion of the addition of reel pipelay capability to the Hercules is early in the third quarter of the year ending December 31, 2000. The estimated remaining costs to complete the Hercules upgrades are approximately $5.0 million, which is in addition to the approximately $111.0 million of costs incurred as of December 31, 1999. The Company has also contracted to take delivery of a new 190-foot class liftboat early in the third quarter of 2000. The estimated cost of this vessel is $5.8 million.

     The Company substantially finished construction on its a deepwater support facility and pipebase near Carlyss, Louisiana. The Company replaced its existing facilities in Houma and Amelia, Louisiana with the Carlyss Facility. Cost to complete 100% of the facility is estimated at approximately $41.2 million. Tax exempt revenue bonds issued by the Lake Charles Harbor and Terminal District financed approximately $28.0 million of the construction. The bonds bear interest at a variable rate, which was 5.5% at December 31, 1999, and mature on November 1, 2027.

     In August 1998, the Board of Directors authorized the expenditure of up to $30.0 million to purchase shares of the Company's outstanding common stock. The Board of Directors placed no limit on the duration of the program. As of December 31, 1998, the Company had purchased 1,429,500 shares since the authorization at a total cost of $15.0 million. During fiscal 1999 no shares were purchased. Under the Company's new credit facility stock purchases are prohibited.

     Long-term debt outstanding at December 31, 1999, (including current maturities), includes $175.0 million drawn against the Company's term loan, $37.1 million of Title XI bonds, the $28.0 million of Lake Charles Harbor and Terminal District bonds, and $11.7 million of Heller Financial Inc., debt.

     On December 30, 1999 the Company consummated a new $300.0 million credit facility, which consists of a $175.0 million term loan facility and a $125.0 million revolving loan facility. This new facility replaced the Company's previous facility, which consisted of a $250.0 million revolving credit facility. The principal purpose of this new credit facility is to extend out the maturity of the loan and to increase the borrowing capacity of the Company. Both the term and revolving loan facility mature on December 30, 2004. The term and revolving loan agreement permit both prime rate bank borrowings and London Interbank Offered Rate ("Libor") borrowings plus a floating spread. The spread for both prime rate and Libor borrowings will float up or down based on the Company's performance as determined by a leverage ratio. The spreads can range from 0.5% to 1.50% and 1.75% to 2.75% for prime rate and Libor based rate borrowings, respectively. In addition, the facility allows for certain fixed rate interest options on amounts outstanding. Stock of the Company's subsidiaries, certain real estate, and the majority of the Company's vessels collateralize the loans under the new credit facility. Both the term loan and the revolving loan facilities are subject to certain financial covenants with which the Company was in compliance with at December 31, 1999.

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

     In conjunction with the disposition of the Company's 49% ownership of CCC and the acquisition of CCC's offshore marine construction business (as discussed further in Note 12), the Company assumed $13.4 million of debt with Heller Financial Inc. and $18.6 million of debt with Bank One. The Bank One debt was repaid concurrently with the new credit facility consummation. The Heller debt matures on April 1, 2003 and is collateralized by four vessels.

     In February 2000, the Company completed Title XI mortgage financing for $99.0 million, at 7.71% per annum, for the conversion of the Hercules. This bond financed both Phase I and Phase II of the Hercules conversion. Phase I proceeds, net of fees, amounts to $65.2 million and was used to pay down term debt under the Company's credit facility. Phase II proceeds, $29.1 million, reside in escrow and will be released to the Company once Phase II is complete, which is expected to occur early in the third quarter. Concurrently with the receipt of the net proceeds of the bond issue, the Company prepaid $94.2 million of term debt under its credit agreement. As of March 10, 2000 the Company had $64.7 million of credit capacity available under its credit facility. This Bond matures in 2025 and requires semi-annual payments of $2.0 million, plus interest.

     The Company also has short-term credit facilities at its foreign locations that aggregate $10.4 million and are secured by parent company guarantees. Additionally, in the normal course of business, the Company provides guarantees and performance, bid, and payment bonds pursuant to agreements or obtaining such agreements to perform construction services. Some of these guarantees are secured by parent guarantees. The aggregate of these guarantees and bonds outstanding at December 31, 1999 was $20.9 million.

     The Company expects funds available under the credit facilities, proceeds from the tax exempt revenue bonds issued by the Lake Charles Harbor and Terminal District, available cash, and cash generated from operations to be sufficient to fund the Company's operations, scheduled debt retirement, and planned capital expenditures for the next twelve months.

     In the normal course of business, the Company will continue to evaluate its debt structure and consider viable financing alternatives to lower its effective interest rate and borrowing costs.

Facilities Relocation

     The Company has substantially completed constructing a deepwater support facility and pipebase near Carlyss, Louisiana to accommodate deeper draft vessels such as the Hercules and the Pioneer. To gain anticipated efficiencies, the Company replaced its existing facilities in Houma and Amelia, Louisiana with the Carlyss Facility. Certain of the Company's administrative functions also relocated to Carlyss from its Lafayette, Louisiana and Houston, Texas offices.

Industry Outlook

     The Company is optimistic but cautious in light of the recent increase in energy prices. Oil and gas companies historically base their capital budgets primarily on the projected demand of oil and gas, their available reserves and the expected commodity prices.
If this holds true, capital spending for these companies should increase resulting in an increase in the Company's domestic and international business volume and industry pricing desensitivity. The Company expects to see some affect of these changes in the second half of fiscal 2000 and continue into fiscal 2001. In addition, as the Company has historically done, it will continue to evaluate the merits of any opportunities that may arise for acquisitions of equipment or businesses.

Recent Accounting Pronouncements

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires, among other things, that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the FASB issued SFAS 137, which delays the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The Company will adopt the accounting standard effective for its fiscal year beginning January 1, 2001, as required. The Company has considered the implications of SFAS 133 and concluded that implementation of the new standard is not currently expected to have a material effect on the consolidated financial statements.

Year 2000

     In order to minimize or eliminate the effect of the Year
2000 risk on its business systems and applications, the Company identified, evaluated, implemented and tested changes to its computer systems, applications and software necessary to achieve
Year 2000 compliance.  The computer systems and equipment
successfully transitioned to the Year 2000 with no significant issues. Management continues to keep its Year 2000 project management in place to monitor latent problems that could surface at key dates or
events in the future.   Management does not anticipate any significant
problems related to these events. The total cost of Year 2000 compliance plan was approximately $0.3 million. These costs were expensed.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to the risk of changing interest rates and foreign currency exchange rate risks. In fiscal year 1999 the Company did not use derivative financial instruments to hedge interest or currency risks. The Company has subsequently used derivative financial instruments and will continue to use them in the future as deemed advantageous. Interest on approximately $215.3 million, or 85% of the Company's long-term debt with a weighted average interest rate of 8.67% at December 31, 1999, was variable, based on short-term market rates. Thus, a general increase of 1.0% in short-term market interest rates would result in additional interest cost of $2.2 million per year if the Company were to maintain the same debt level and structure.

     Also, the Company has approximately $37.1 million fixed interest rate long-term debt outstanding with a weighted-average interest rate of approximately 7.8% and a market value of approximately $37.5 million on December 31, 1999. A general increase of 1.0% in overall market interest rates would result in a decline in market value of the debt to approximately $34.3 million.

     The Company uses natural hedging techniques to hedge against foreign currency exchange losses by contracting, to the extent possible, international construction jobs to be payable in U.S. dollars. The Company also, to the extent possible, maintains cash balances at foreign locations in U.S. dollar accounts. The Company does not believe that a change in currency rates in the regions that it operates would have a significant effect on its results of operations.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                    INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Global Industries, Ltd.

We have audited the accompanying consolidated balance sheets of Global Industries, Ltd. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, cash flows, and comprehensive income (loss) for the year ended December 31, 1999, the nine months ended December 31, 1998, and the year ended March 31, 1998. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Global Industries, Ltd. and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for the year ended December 31, 1999, the nine months ended December 31, 1998, and the year ended March 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP


New Orleans, Louisiana
February 25, 2000



                          GLOBAL INDUSTRIES, LTD.
                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in Thousands)

                                           December 31,         December 31,
                                               1999                 1998
                                           ------------         ------------
ASSETS
Current Assets:
  Cash                                      $  34,087            $  25,368
  Escrowed funds (Notes 1 and 3)                5,796                2,447
  Receivables                                  92,835              107,992
  Advances to unconsolidated
    affiliate (Note 12)                            --                8,190
  Other receivables (Note 12)                   8,600                   --
  Prepaid expenses and other                    8,162                9,874
                                           ------------         ------------
      Total current assets                    149,480              153,871
                                           ------------         ------------
Escrowed Funds (Notes 1 and 3)                    922                9,143
                                           ------------         ------------
Property and Equipment, net
  (Notes 2, 3 and 6)                          539,178              535,386
                                           ------------         ------------
Other Assets:
  Deferred charges, net (Note 1)               20,979               16,218
  Goodwill, net (Note 1)                       43,997                2,249
  Investment in and advances to
     unconsolidated affiliate (Note  12)           --               10,655
  Other                                         1,379                3,349
                                           ------------         ------------
      Total other assets                       66,355               32,471
                                           ------------         ------------
        Total                               $ 755,935            $ 730,871
                                           ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current maturities of
    long-term debt (Note 3)                 $  20,165            $   2,190
  Accounts payable                             50,033               53,005
  Employee-related liabilities
    (Note 5)                                    7,244                8,086
  Income tax payable (Note 4)                   5,352                1,427
  Other accrued liabilities                     8,125               10,526
                                           ------------         ------------
      Total current liabilities                90,919               75,234
                                           ------------         ------------

Long-Term Debt (Note 3)                       232,242              208,607
                                           ------------         ------------
Deferred Income Taxes (Note 4)                 34,596               49,502
                                           ------------         ------------
Shareholders' Equity (Note 7):
  Common stock, issued, 92,670,940
    and 92,110,929 shares,
    respectively                                  926                  921
  Additional paid-in capital                  216,109              213,518
  Treasury stock at cost
    (1,429,500 shares)                        (15,012)             (15,012)
  Accumulated other comprehensive
    income (loss)                              (8,970)              (8,155)
  Retained earnings                           205,125              206,256
                                           ------------         ------------
      Total shareholders' equity              398,178              397,528
                                           ------------         ------------
         Total                              $ 755,935            $ 730,871
                                           ============         ============


                See notes to consolidated financial statements.



                                  GLOBAL INDUSTRIES, LTD.
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Dollars in Thousands, except Per Share Data)


                                      Year        Nine Months        Year
                                      Ended          Ended           Ended
                                   December 31,   December 31,     March 31,
                                       1999           1998           1998
                                   ------------   ------------   ------------
Revenues (Note 9)                   $  387,452     $  342,201     $  379,901

Cost of Revenues                       341,852        246,228        265,245
                                   ------------   ------------   ------------

Gross Profit                            45,600         95,973        114,656

Equity in Net Loss of
  Unconsolidated Affiliate
  (Note 12)                            (10,658)        (6,890)        (1,654)

Selling, General and
  Administrative Expenses               27,710         21,720         22,492
                                   ------------   ------------   ------------

Operating Income                         7,232         67,363         90,510
                                   ------------   ------------   ------------

Other Income (Expense):
  Interest Expense                     (14,500)        (6,744)        (2,245)
  Other                                 (1,420)          (665)         3,420
                                   ------------   ------------   ------------
                                       (15,920)        (7,409)         1,175
                                   ------------   ------------   ------------

Income (Loss) before
  Income Taxes                          (8,688)        59,954         91,685

Provision (Benefit) for
  Income Taxes (Note 4)                 (7,557)        20,983         34,382
                                   ------------   ------------   ------------

Net Income (Loss)                       (1,131)        38,971         57,303
                                   ============   ============   ============

Net Income (Loss)
  Per Share (Note 7):
    Basic                                (0.01)          0.43           0.63
    Diluted                              (0.01)          0.42           0.61
                                   ============   ============   ============


                    See notes to consolidated financial statements.

                          GLOBAL INDUSTRIES, LTD.
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                          (Dollars in Thousands)

                                                                Accumulated
                                       Additional                  Other
                    Common     Stock     Paid-in     Treasury   Compensation   Retained
                    Shares     Amount    Capital       Stock    Income(loss)   Earnings       Total
                  ----------  -------  -----------  ----------  ------------  -----------  -----------
Balance at
 March 31, 1997   90,556,750   $ 906    $ 201,331    $     --     $     --     $ 109,990    $ 312,227
Net income             --         --           --          --           --        57,303       57,303
Amortization of
 unearned stock
 compensation          --         --          179          --           --            --          179
Restricted stock
 issues, net          94,340      --           --          --           --            --           --
Exercise of
 stock options       903,328       9        2,581          --           --            (8)       2,582
Tax effect of
 exercise of
  stock options        --         --        4,474          --           --            --        4,474
Common stock
 issued               39,088      --          428          --           --            --          428
Foreign currency
 translation
  adjustments          --         --           --          --       (8,178)           --       (8,178)
Other                  3,608      --          (82)         --           --            --          (82)
                  ----------  -------  -----------  ----------  ------------  -----------  -----------
Balance at
 March 31, 1998   91,597,114     915      208,911          --       (8,178)      167,285      368,933
Net income             --         --           --          --           --        38,971       38,971
Amortization of
 unearned stock
  compensation         --         --          604          --           --            --          604
Restricted stock
 issues, net           5,464      --           --          --           --            --           --
Exercise of
 stock options       318,531       3          805          --           --            --          808
Tax effect of
 exercise of
  stock options        --         --        1,318          --           --            --        1,318
Common stock
 issued              184,065       2        1,880          --           --            --        1,882
Foreign currency
 translation
  adjustments          --         --           --          --           23            --           23
Common stock
 repurchased           --         --           --     (15,012)          --            --      (15,012)
Other                  5,755       1           --          --           --            --            1
                  ----------  -------  -----------  ----------  ------------  -----------  -----------
Balance at
 December 31,
  1998            92,110,929     921      213,518     (15,012)      (8,155)      206,256      397,528
Net loss               --         --           --          --           --        (1,131)      (1,131)
Amortization of
 unearned stock
  compensation         --         --          304          --           --            --          304
Restricted
 stock issues,
  net                 80,500      --           --          --           --            --           --
Exercise of
 stock options       420,875       4        1,095          --           --            --        1,099
Tax effect of
 exercise of
  stock options        --         --          688          --           --            --          688
Common stock
 issued               58,636       1          504          --           --            --          505
Foreign currency
 translation
  adjustments          --         --           --          --         (815)           --         (815)
                  ----------  -------  -----------  ----------  ------------  -----------  -----------
Balance at
 December 31,
  1999            92,670,940    $ 926   $ 216,109    $(15,012)   $  (8,970)    $ 205,125    $ 398,178
                  ==========  =======  ===========  ==========  ============  ===========  ===========


                           See notes to consolidated financial statements.


                            GLOBAL INDUSTRIES, LTD.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)



                                      Year         Nine Months         Year
                                      Ended           Ended            Ended
                                   December 31,    December 31,      March 31,
                                   ------------    ------------    ------------
                                       1999            1998            1998
                                   ------------    ------------    ------------
Cash Flows From
 Operating Activities:
  Net income (loss)                 $   (1,131)     $   38,971      $   57,303
  Adjustments to reconcile
   net income (loss) to net
   cash provided by operating
   activities
    Depreciation and
     amortization                       55,006          35,602          29,576
   (Gain) loss on sale,
     disposal or impairment of
     property and equipment                 54             926             (72)
    Deferred income taxes              (14,888)         13,044          14,873
    Equity in net loss of
     unconsolidated affiliate           10,658           6,890           1,654
    Other                                  282            (355)           (989)
    Changes in operating assets
     and liabilities (net of
     acquisitions):
      Receivables                       21,309         (10,836)        (30,256)
      Receivables from
       unconsolidated
       affiliate                        (7,151)         (7,840)             --
      Prepaid expenses and other         3,098          (2,839)         (3,242)
      Account payable,
       employee-related
       liabilities,and other
       accrued liabilities             (18,935)          1,341          22,493
                                   ------------    ------------    ------------
         Net cash provided by
           operating activities         48,302          74,904          91,340
                                   ------------    ------------    ------------
Cash Flows From Investing
 Activities:
  Proceeds from sale of equipment          171             317             349
  Decrease (increase) in escrowed
   funds, net                            4,872          17,795          (8,826)
  Acquisition of businesses,
   net of cash acquired                     --              --        (103,805)
 (Net advances to) repayment
  of advances to unconsolidated
  affiliate                            (12,616)          6,835           2,593
 Additions to property and
  equipment                            (29,252)       (132,881)       (122,320)
 Additions to deferred charges         (14,248)        (11,998)        (10,076)
 Other                                     399             540             (54)
                                   ------------    ------------    ------------
       Net cash used in
        investing activities           (50,674)       (119,392)       (242,139)
                                   ------------    ------------    ------------
Cash Flows from
 Financing Activities:
  Repayment of long-term debt         (192,104)        (23,196)        (27,220)
  Proceeds from long-term debt         201,687          87,000         131,000
  Proceeds from sale of
   common stock, net                     1,604           2,691           2,445
  Purchase of treasury stock                --         (15,012)             --
                                   ------------    ------------    ------------
       Net cash provided
        by financing activities         11,187          51,483         106,225
                                   ------------    ------------    ------------
Effect of Exchange Rate Change
 on Cash                                   (96)           (320)           (714)

Cash:
 Increase (decrease)                     8,719           6,675         (45,288)
 Beginning of period                    25,368          18,693          63,981
                                   ------------    ------------    ------------
 End of period                          34,087          25,368          18,693
                                   ============    ============    ============


                See notes to consolidated financial statements



                            GLOBAL INDUSTRIES, LTD.
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                (In Thousands)

                                       Year        Nine Months         Year
                                       Ended           Ended           Ended
                                   December 31,    December 31,      March 31,
                                   ------------    ------------    ------------
                                       1999            1998             1998
                                   ------------    ------------    ------------
Net income (loss)                   $   (1,131)     $   38,971      $   57,303
Other comprehensive income(loss):
 Foreign currency translation
  adjustments                             (815)             23          (8,178)
                                   ------------    ------------    ------------
Comprehensive income (loss)         $   (1,946)     $   38,994      $   49,125
                                   ============    ============    ============


                See notes to consolidated financial statements.



                          Global Industries, Ltd.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Summary of Significant Accounting Policies

     Organization - Global Industries, Ltd. and subsidiaries (the "Company") provides construction services, including pipeline construction, platform installation and removal, construction support and diving services, to the offshore oil and gas industry in the United States Gulf of Mexico and in selected international areas. Most work is performed on a fixed-price basis, but the Company also performs services on a cost-plus or day-rate basis, or on a combination of such basis. The Company's traditional contracts are typically of short duration, being completed in one to five months. Engineering, Procurement, Installation and Commissioning contracts (EPIC) and turnkey contracts in foreign areas can be for longer durations of up to one or two years.

     Principles of Consolidation - The consolidated financial statements include the accounts of Global Industries, Ltd. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. On December 23, 1996, the Company acquired a 49% ownership interest in CCC Fabricaciones y Construcciones, S.A. de C.V. ("CCC") (see Note 12) which was accounted for under the equity method. As more thoroughly discussed in Note 12, the Company sold all of its interest in CCC and acquired the offshore marine construction business of CCC effective July 1, 1999. The new ownership structure is consolidated into the Company's 1999 financial statements as of the effective date of the transaction.

     Fiscal Year - Effective December 31, 1998, the Company changed its fiscal year-end to December 31 of each year. The consolidated statements of operations, shareholders' equity, cash flows, and comprehensive income (loss) for the period from April 1, 1998 to December 31, 1998 represent a transition period of nine months which is referred to as the nine months ended December 31, 1998.

     The following is a comparative summary of the operating results for the twelve months ended December 31, 1999 and 1998 and the nine-month periods ended December 31, 1998 and 1997:



                             Twelve Months                  Nine Months
                           Ended December 31,            Ended December 31,
                        ----------------------        -----------------------
                           1999        1998               1998        1997
                                   (Unaudited)                    (Unaudited)
                        ----------  ----------        ----------  -----------
                             (in thousands, except per share amounts)

Revenues                $ 387,452   $ 429,719         $ 342,201   $ 292,383
Cost of Revenues          341,852     310,003           246,228     201,470
                        ----------  ----------        ----------  ----------
Gross Profit               45,600     119,716            95,973      90,913
Equity in Net Loss
 of Unconsolidated
 affiliate                (10,658)     (7,690)           (6,890)       (854)
Selling, General
 and Administrative
 Expenses                  27,710      27,305            21,720      16,907
                        ----------  ----------        ----------  ----------
Operating Income            7,232      84,721            67,363      73,152
                        ----------  ----------        ----------  ----------
Other Income (Expense):
 Interest Expense         (14,500)     (7,530)           (6,744)     (1,459)
 Other                     (1,420)       (263)             (665)      3,018
                        ----------  ----------        ----------  ----------
                          (15,920)     (7,793)           (7,409)      1,559
                        ----------  ----------        ----------  ----------
Income (Loss) before
 Income Taxes              (8,688)     76,928            59,954      74,711
Provision (Benefit)
 for Income Taxes          (7,557)     26,975            20,983      28,390
                        ----------  ----------        ----------  ----------
Net Income (Loss)       $  (1,131)  $  49,953         $  38,971   $  46,321
                        ==========  ==========        ==========  ==========

Net Income (Loss)
 Per Share
  Basic                 $   (0.01)  $    0.55         $    0.43   $    0.50
  Diluted               $   (0.01)  $    0.53         $    0.42   $    0.49
                        ==========  ==========        ==========  ==========


     Cash - Cash includes cash on hand, demand deposits, repurchase agreements having maturities less than three months, and money market funds with banks.

     Escrowed Funds - Escrowed funds totaled $6.7 million and $11.6 million at December 31, 1999 and December 31, 1998, respectively. These amounts represent funds available for reimbursement to the Company for amounts expended or which the Company expects to expend on certain capital construction projects, restricted amounts held under a Capital Construction Fund (CCF) agreement with the U.S. Maritime Administration (MarAd) and funds held as security for the debt with Heller Financial Inc. (see Note 3). Under the terms of the financing agreement with the Lake Charles Harbor and Terminal District, proceeds from the issuance of $28.0 million of Port Improvement Revenue Bonds were deposited into a construction fund for payment of related bond issuance costs and certain costs of construction and improvement of a deepwater support facility and pipebase in Carlyss, Louisiana (see Note 3). The Company also has unreimbursed funds from the sale of U.S. Government Guaranteed Financing Bonds deposited into an escrow account with MarAd. The funds on deposit with MarAd are available for reimbursement to the Company for certain vessel construction costs. Restricted funds held in the CCF are available to the Company for certain vessel construction costs and Title XI principal payments. Subsequent to December 31, 1999, the Company terminated its Capital Construction Fund and disbursed all $2.4 million held in the fund. $0.7 million of the disbursement is a nonqualified withdrawal and, as such, will be taxable income to the Company in 2000. The funds held as security for the debt with Heller Financial, Inc. are being used to service the debt in 2000. Substantially all of the escrowed funds are invested in U.S. Treasury Bills and a money market account invested in U.S. government and U.S. government agency securities. At December 31, 1999 and 1998, the Company estimated $5.8 million and $2.4 million, respectively, were currently reimbursable from the escrowed funds for amounts expended on the related construction projects and capital construction fund.

     Subsequent to December 31, 1999, the Company terminated its Capital Construction Fund Agreement with the MarAd. Prior to termination, the fund held $2.4 million in funds of which $1.7 million was withdrawn as a qualified withdrawal for reimbursement of principal payments on Title XI bonds. The remaining $0.7 million was withdrawn as a nonqualified withdrawal and will be included in taxable income on the Company's 2000 corporate income tax return.

     Property and Equipment - Property and equipment are stated at cost. Expenditures for property and equipment and items that substantially increase the useful lives of existing assets are capitalized at cost and depreciated. Routine expenditures for repairs and maintenance are expensed as incurred. Except for certain barges that are depreciated on the units-of-production method over estimated barge operating days, depreciation is provided utilizing the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is provided utilizing the straight-line method over the estimated useful lives of the assets or over the lives of the leases, whichever is shorter. Leasehold improvements relating to leases from the Company's principal shareholder are amortized over their expected useful lives (and beyond the term of lease) because it is expected that the leases will be renewed.

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

     Effective April 1, 1998, the Company changed its estimate of the useful lives of certain marine barges that are depreciated on the units-of-production method. The Company increased total estimated operating days for such barges to better reflect the estimated periods during which the assets will remain in service. For the nine months ended December 31, 1998, the change had the effect of reducing depreciation expense by $3.7 million and increasing net income by $2.4 million ($0.3 per both basic and diluted share).

     Depreciation and amortization expense of property and equipment approximated $39.4 million, $29.2 million, and $24.9 million for the year ended December 31, 1999, the nine months ended December 31, 1998, and the year ended March 31, 1998, respectively.

     Interest Capitalization - Interest costs for the construction of certain long-term assets are capitalized and amortized over the related assets' estimated useful lives. During the year ended December 31, 1999, the nine months ended December 31, 1998 and the year ended March 31, 1998, interest costs of $3.1 million, $2.6 million, and $4.0 million, respectively, were capitalized.

     Deferred Charges - Deferred charges consist principally of dry-docking costs which are capitalized at cost and amortized on the straight-line method through the date of the next scheduled dry-docking. Amortization expense approximated $14.0 million, $5.8 million, and $4.4 million for the year ended December 31, 1999, the nine months ended December 31, 1998, and the year ended March 31, 1998, respectively.

     Goodwill - Goodwill represents the excess of the purchase price and directly related costs over the value assigned to the net tangible assets of acquired businesses and is being amortized on a straight-line basis over estimated useful lives of fifteen years. Amortization expense charged to operations for the year ended December 31, 1999 was $1.3 million while amounts charged to operations for the nine months ended December 31, 1998 and the year ended March 31, 1998 were not material. Accumulated amortization at December 31, 1999 and 1998 was $1.6 million and $0.3 million, respectively.

     Management evaluates the continuing value and future benefits of goodwill, including the appropriateness of related amortization periods, on a current basis.

     Impairment of Long-Lived Assets - Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses the recoverability of long-lived assets by determining whether the carrying values can be recovered through projected cash flows and operating results over their remaining lives. Any impairment of the asset is recognized when it is probable that such future undiscounted cash flows will be less than the carrying value of the asset. During the nine months ended December 31, 1998, the Company recorded impairment in the carrying value of certain facilities at the Houma, Louisiana location of $0.6 million. No similar write-downs were recorded for the years ended December 31, 1999 and March 31, 1998.

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

     Fair Value of Financial Instruments - The carrying value of the Company's financial instruments, including cash, escrowed funds, receivables, advances to unconsolidated affiliate, accounts payable, and certain accrued liabilities approximate fair market value due to their short-term nature. The fair value of the Company's long-term debt at December 31, 1999 and 1998 based upon available market information, approximated $232. 2 million and $216.1 million, respectively.

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

     Foreign Currency Translation - Effective October 1, 1999, the Company determined that the United States dollar is the functional currency for substantially all of the financial statements of its foreign subsidiaries that previously used the local currency as the functional currency. The change was adopted as a result of significant changes in the operational and financial structure of these foreign operations and management's resulting evaluation of relevant economic facts and circumstances, including the high proportion of contracts that are denominated in United States dollars and the high volume of intercompany transactions and financing indicators. Accordingly effective October 1, 1999, current exchange rates are used to remeasure assets and liabilities, except for certain accounts (including property and equipment, goodwill and equity) which are remeasured using historical rates. The translation calculation for the income statement used average exchange rates during the period, except certain items (including depreciation and amortization expense) for which historical rates are used. Any resulting remeasure gain or loss is included in other income (expense).

     Prior to the change, the financial statements of those subsidiaries in which United States dollars were not the functional currency used the local currency as the functional currency. The translation calculation for the income statement used the average exchange rates during the period. The translation calculation for assets and liabilities used the current exchange rates as of the last day of the period and equity amounts were translated using historical rates. The resulting balancing translation adjustments for those periods are a component of accumulated other comprehensive income (loss). Gains and losses resulting from foreign currency transactions are included in other income (expense) and are not material for the periods presented in the statements of operations.

     Basic and Diluted Net Income (Loss) Per Share - Basic net income (loss) per share is computed based on the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share uses the weighted-average number of common shares outstanding adjusted for the incremental shares attributed to dilutive outstanding options to purchase common stock and non-vested restricted stock awards.

     Recent Accounting Pronouncements - In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires, among other things, that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the FASB issued SFAS 137, which delays the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The Company will adopt the accounting standard effective for its fiscal year beginning January 1, 2001, as required. The Company has considered the implications of SFAS 133 and concluded that implementation of the new standard is not currently expected to have a material effect on the consolidated financial statements.

2.   Property and Equipment

     Property and equipment at December 31, 1999 and 1998 is summarized as follows:

                                                 December 31,    December 31,
                                                     1999            1998
                                                 ------------    ------------
                                                        (in thousands)
Marine barges, vessels, and related equipment     $  521,247      $  503,894
Machinery and equipment                               50,943          45,380
Transportation equipment                               3,910           3,625
Furniture and fixtures                                 7,413           5,371
Buildings and leasehold improvements                  58,415           9,438
Land                                                  11,151          11,145
Construction in progress                              30,305          61,914
                                                 ------------    ------------
                                                     683,384         640,867
Less accumulated depreciation and amortization      (144,206)       (105,381)
                                                 ------------    ------------
  Property and equipment - net                    $  539,178      $  535,486


3.   Financing Arrangements

     Long-term debt at December 31, 1999 and 1998 consisted of the following:

                                                 December 31,    December 31,
                                                     1999            1998
                                                 ------------    ------------
                                                        (in thousands)
United States Government Guaranteed Ship
  Financing Bonds, 1994 Series dated
  September 27, 1994, payable in semi-
  annual principal installments of
  $418,000 with final installments of
  $370,000 plus interest at 8.30%,
  maturing July 15, 2020, collateralized
  by the Pioneer vessel and related
  equipment with a net book value of
  $35.4 million at December 31, 1999              $   17,508      $   18,344
United States Government Guaranteed Ship
  Financing Bonds, 1996 Series dated
  August 15, 1996, payable in 49 semi-
  annual principal installments of
  $407,000 with final installment of
  $385,000, plus interest at 7.25%,
  maturing July 15, 2022, collateralized
  by escrowed funds and four vessels and
  related equipment with a net book value
  of $22.6 million at December 31, 1999	              18,700          19,514
Heller Financial Inc. term loan, payable
  in monthly principal installments of
  $291,667 plus interest at variable rates
  (at December 31, 1999 the interest rate
  was 9.25%), maturing April 1, 2003,
  collateralized by four vessels, with
  a net book value of $11.7 million at
  December 31, 1999                                   11,667              --
Obligation to service Lake Charles Harbor
  and Terminal District Port Improvement
  Revenue Bonds, dated November 1, 1998,
  interest payable monthly at prevailing
  market rates, maturing November 1, 2027,
  collateralized by $28.4 million irrevocable
  letter of credit                                    28,000          28,000
Revolving line of credit with a syndicate
  of commercial banks,interest payable at
  variable rates                                          --         143,000
Term loan with a syndicate of commercial
  banks                                              175,000              --
Other obligations                                      1,532           1,939
                                                 ------------    ------------
Total long-term debt                                 252,407         210,797
Less current maturities                               20,165           2,190
                                                 ------------    ------------
Long-term debt, less current maturities           $  232,242      $  208,607
                                                 ============    ============

     Annual maturities of long-term debt for each of the five fiscal years following December 31, 1999 and in total thereafter follow (in thousands). These amounts reflect the Title XI
Hercules mortgage financing as discussed below:

                2000                $  20,165
                2001                   26,402
                2002                   26,407
                2003                   24,080
                2004                   22,770
                Thereafter            132,583
                                    ---------
                  Total             $ 252,407
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

     The Lake Charles Harbor and Terminal District Port Improvement Revenue Bonds (the "Bonds") are subject to optional redemption, generally without premium, in whole or in part on any business day prior to maturity at the direction of the Company. Interest accrues at varying rates as determined from time to time by the remarketing agent based on (i) specified interest rate options available to the Company over the life of the Bonds and
(ii) prevailing market conditions at the date of such determination. The interest rate on borrowings outstanding at December 31, 1999 and 1998 was 5.5% and 4.1%, respectively.
Under the terms of the financing, proceeds from the issuance of the Bonds were placed in a Construction Fund for the payment of issuance related costs and the costs of acquisition, construction, and improvement of a deepwater support facility and pipebase in Carlyss, Louisiana. The unexpended funds are included in the accompanying balance sheets under the caption "Escrowed Funds."

     On December 30, 1999 the Company consummated a new $300.0 million credit facility, which consists of a $175.0 million term loan facility and a $125.0 million revolving loan facility. This new facility replaced the Company's previous facility, which consisted of a $250.0 million revolving credit facility. Both the term and revolving loan facility mature on December 30, 2004. The term facility requires quarter payments of $8.2 million (net of Hercules Title XI mortgage financing debt prepayment, as discussed below) to be made starting June 2000 and continuing until maturity. The term and revolving loan agreement permit both prime rate bank borrowings and London Interbank Offered Rate ("Libor") borrowings plus a floating spread. The spread for both prime rate and Libor borrowings will float up or down based on the Company's performance as determined by a leverage ratio. The spreads can range from 0.5% to 1.50% and 1.75% to 2.75% for prime rate and Libor based rate borrowings, respectively. In addition, the facility allows for certain fixed rate interest options on amounts outstanding. Stock of the Company's subsidiaries, certain real estate, and the majority of the Company's vessels collateralize the loans under the new credit facility. Both the term loan and the revolving loan facilities are subject to certain financial covenants with which the Company was in compliance with at December 31, 1999. As of February 25, the Company had $64.7 million of credit capacity available under its credit facility.

     In February 2000, the Company completed Title XI mortgage financing for $99.0 million, at 7.71% per annum, for the conversion of the Hercules. These bonds financed both Phase I and Phase II of the Hercules conversion. Phase I proceeds, net of fees amounted to $65.2 million. Phase II proceeds of $29.1 million, reside in escrow and will be released to the Company once Phase II is complete, which is expected to occur early in the third quarter of fiscal 2000. Concurrently with the receipt of the net proceeds of the bond issue, the Company prepaid $94.2 million of term debt under its credit agreement.

     In conjunction with the disposition of the Company's 49% ownership of CCC and the acquisition of CCC's offshore marine construction business (as discussed further in Note 12), the Company assumed $13.4 million of debt with Heller Financial Inc. This loan matures on April 1, 2003 and is collateralized by four vessels. This loan is subject to certain financial covenants with which the Company was in compliance with at December 31, 1999.

     The Company has short-term credit facilities available at its foreign locations that aggregate $10.4 million and are secured by parent company guarantees.

4.   Income Taxes

     The Company has provided for income tax expense (benefit) as follows:



                                   Year          Nine Months          Year
                                   Ended            Ended            Ended
                                December 31,     December 31,       March 31,
                                ------------     ------------     ------------
                                    1999             1998             1998
                                ------------     ------------     ------------
                                                (in thousands)
U.S. Federal and State:
  Current                        $    1,365       $    4,726       $   18,465
  Deferred                          (15,353)          13,031           14,873
Foreign:
  Current                             5,984            3,226            1,044
  Deferred                              447               --               --
                                ------------     ------------     ------------
   Total                         $   (7,557)      $   20,983       $   34,382
                                ============     ============     ============


     State income taxes included above are not significant for any of the periods presented.

     Income (loss) before income taxes consisted of the following:


                                   Year          Nine Months          Year
                                   Ended            Ended            Ended
                                December 31,     December 31,       March 31,
                                ------------     ------------     ------------
                                    1999             1998             1998
                                ------------     ------------     ------------
                                                (in thousands)
United States                    $  (27,375)     $    46,151       $   87,839
Foreign                              18,687           13,803            3,846
                                ------------     ------------     ------------
  Total                          $   (8,688)     $    59,954       $   91,685
                                ============     ============     ============


     The provision (benefit) for income taxes varies from the Federal statutory income tax rate due to the following:


                                   Year          Nine Months          Year
                                   Ended            Ended            Ended
                                December 31,     December 31,       March 31,
                                ------------     ------------     ------------
                                    1999             1998             1998
                                ------------     ------------     ------------
                                                (in thousands)
Taxes at Federal statutory
 rate of 35%                     $   (3,041)      $   20,984       $   32,090
Tax benefit of  disposition
 of CCC, net                         (2,991)              --               --
Adjustments related to
 resolution of prior year
 tax issues                          (1,500)              --               --
Foreign income taxes at
 different rates                       (109)          (1,605)           1,044
Other                                    84            1,604            1,248
                                ------------     ------------     ------------
  Total                          $   (7,557)      $   20,983       $   34,382
                                ============     ============     ============



     At December 31, 1999, the Company has an available, net operating loss ("NOL") carryforward for regular federal income tax purposes of approximately $46.6 million, which, if not used, will expire in 2019. The Company also has a capital loss carryforward of $19.0 million which, if not utilized, will expire in 2004. The Company believes that it is more likely than not that all of the NOL and capital loss carryforwards will be utilized prior to their expiration.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's net deferred tax balance as of December 31, 1999 and 1998 are as follows:



                                        December 31,     December 31,
                                            1999             1998
                                        ------------     ------------
                                               (in thousands)
Deferred Tax Liabilities:
  Excess book over tax basis of
    property and equipment               $  56,128        $  44,853
  Deferred charges                           2,747            4,574
  Other	                                     1,295            1,390

Deferred Tax Assets:
  Reserves not currently deductible         (1,212)          (1,315)
  Net operating loss carryforward          (17,256)              --
  Capital loss carryforward                 (7,106)              --
                                        ------------     ------------
     Net deferred tax liability          $  34,596        $  49,502
                                        ============     ============

     A substantial portion of the undistributed earnings of foreign subsidiaries has been reinvested and the Company does not expect to remit the earnings to the parent company. Accordingly, no Federal income tax has been provided on such earnings and, at December 31, 1999, the cumulative amount of such undistributed earnings approximated $50.0 million. It is not practicable to determine the amount of applicable income taxes that would be incurred if any of such earnings were repatriated.

5.   Employee Benefits

     The Company sponsors a defined contribution profit sharing and 401(k) retirement plan that covers all employees who meet certain eligibility requirements. Company contributions to the profit-sharing plan are made at the discretion of the Board of Directors and may not exceed 15% of the annual compensation of each participant. No contributions to the profit-sharing portion of the plan were made for the year ended December 31, 1999 and the nine months ended December 31, 1998. Profit-sharing plan expense was $2.5 million for the year ended March 31, 1998.

     Under the 401(k) section of the retirement plan, the Company began matching employee 401(k) plan contributions during the nine months ended December 31, 1998. The Company's matching contributions equal 100% of the first $1,000 of each participating employee's contribution to the plan. 401(k) matching expense during the year ended December 31, 1999 and the nine months ended December 31, 1998, was $0.6 million and $0.7 million, respectively.

     The Company has an incentive compensation plan, which rewards employees when the Company's financial results meet or exceed budgets. For the year ended December 31, 1999 and the nine months ended December 31, 1998, the Company recorded no incentive compensation expense. For the year ended March 31, 1998, incentive compensation expense was $2.5 million (distributed to 1,150 employees).

6.   Commitments and Contingencies

     Leases - The Company leases real property and equipment in the normal course of business under varying operating leases, including leases with its Chief Executive Officer. Rent expense for the year ended December 31, 1999, the nine months ended December 31, 1998 and the year ended March 31, 1998, was $1,901,000, $1,177,000, and $1,224,000, respectively, (of which
$47,000, $35,250, and $47,000, respectively, were related party rental expense). The lease agreements, which include both non-cancelable and month-to-month terms, generally provide for fixed monthly rentals and, for certain real estate leases, renewal options.

     Minimum rental commitments under leases having an initial or remaining non-cancelable term in excess of one year for each of the five years following December 31, 1999 and in total thereafter follow (in thousands):

                        2000                 $ 2,208
                        2001                   1,910
                        2002                   1,481
                        2003                   1,115
                        2004                     498
                        Thereafter               855
                                            ---------
                          Total              $ 8,067
                                            =========

     Legal Proceedings - The Company is a party in legal proceedings and potential claims arising in the ordinary course of its business. Management does not believe these matters will materially effect the Company's consolidated financial statements.

     In November of 1999, the Company notified Groupe GTM that as a result of material adverse changes and other breaches by Groupe GTM, the Company was no longer bound by and was terminating the Share Purchase Agreement to purchase the shares of ETPM S.A. Groupe GTM responded stating that they believed the Company was in breach. The Share Purchase Agreement provided for liquidated damages of $25.0 million to be paid by a party that failed to consummate the transaction under certain circumstances. The Company has notified Groupe GTM that it does not believe that the liquidated damages provision is applicable to its termination of the Share Purchase Agreement. On December 23, 1999, the Company filed suit against Groupe GTM in Tribunal de Commerce de Paris to recover damages. The Company believes that the outcome of these matters will not have a material adverse effect on its business or financial statements.

     Construction and Purchases in Progress - The Company estimates that the cost to complete capital expenditure projects in progress at December 31, 1999 approximated $11.5 million.

     Guarantees - In the normal course of its business activities, the Company provides guarantees and performance, bid, and payment bonds pursuant to agreements or obtaining such agreements to perform construction services. Some of these financial instruments are secured by parent guarantees. The aggregate of these guarantees and bonds at December 31, 1999 was $20.9 million.

     Letters of Credit - In the normal course of its business activities, the Company is required to provide letters of credit to secure the performance and/or payment of obligations, including the payment of worker's compensation obligations. Additionally, the Company has issued a letter of credit as collateral for $28.4 million of Port Improvement Revenue Bonds. Outstanding letters of credit at December 31, 1999 approximated $38.3 million.

7.   Shareholders' Equity

     Authorized Stock - The Company has authorized 30,000,000 shares of $0.01 par value preferred stock and 150,000,000 shares of $0.01 par value common stock.

     Treasury Stock - During August 1998, the Board of Directors authorized the expenditure of up to $30.0 million to purchase shares of the Company's outstanding common stock. Subject to market conditions, the purchases may be effected from time to time through solicited or unsolicited transactions in the market or in privately negotiated transactions. No limit was placed on the duration of the purchase program. Subject to applicable securities laws, management will make purchases based upon market conditions and other factors. As of December 31, 1999, the Company had purchased 1,429,500 shares since the authorization at a total cost of $15.0 million. No shares were purchased in 1999. Under the Company's new credit facility stock purchases are prohibited.

     Restricted Stock Awards and Stock Option Plans - The Company has three stock-based compensation plans that provide for the granting of restricted stock, stock options, or a combination of both to officers and employees. Unearned stock compensation cost for restricted stock awards and stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock and is included in the accompanying financial statements as a charge against Additional Paid-in Capital. The unearned stock compensation is amortized over the vesting period of the awards and amortized compensation amounted to approximately $304,000, $604,000 and $179,000 for the year ended December 31, 1999, the nine months ended December 31, 1998, and the year ended March 31, 1998, respectively. The balance of Unearned Stock Compensation to be amortized in future periods was $2.4 million and $1.3 million at December 31, 1999 and 1998, respectively.

     The Company's 1992 Restricted Stock Plan provides for awards of shares of restricted stock to employees approved by a committee of the Board of Directors. Under the plan, 712,000 shares of Common Stock have been reserved for issuance, of which 131,076 were available for grant at December 31, 1999. Shares granted under the plan vest
33 1/3% on the third, fourth, and fifth anniversary date of grant. During the year ended ended December 31, 1999 and the nine months ended December 31, 1998, no awards were made under the plan. For the year ended March 31, 1998, 5,000 awards with a weighted average value at the time of issue of $13.444 per share were awarded. During the year ended December 31, 1999, restrictions on 21,992 shares expired. On December 31, 1999, restrictions remained on 46,342 shares.

     The 1992 Stock Option Plan provides for grants of incentive and nonqualified options to employees approved by a committee of the Board of Directors. Options granted under the plan have a maximum term of ten years and are exercisable, subject to continued employment, under terms and conditions set forth by the committee.
As of December 31, 1999, the number of shares reserved for issuance under the plan was 9,600,000 of which 3,446,384 were available for grant.

     The Company does not expect to issue any additional awards under its 1992 Restricted Stock Plan and its 1992 Stock Option
Plan.

     The Company's 1998 Equity Incentive Plan permits the granting of both restricted stock awards and stock option awards to employees approved by a committee of the Board of Directors. The plan also authorizes the Chief Executive Officer to grant stock options and restricted stock awards to non-officer employees. As of December 31, 1999, 3,200,000 shares of common stock have been reserved for issuance under the plan, of which 1,969,650 were available for grant. Restricted shares granted under the plan vest 33 1/3% on the third, fourth and fifth anniversary date of the grant. During the year ended December 31, 1999, the nine months ended December 31, 1998, and the year ended March 31, 1998, the Company issued 105,500 restricted stock awards with a weighted average value at the time of issue of $9.936 per share, 11,000 restricted stock awards with a weighted average value at the time of issue of $17.341 per share, and 97,500 restricted stock awards with a weighted average value at the time of issue of $16.500 per share, respectively. On December 31, 1999, restrictions remained on 194,000 shares.

     The following table shows the changes in options outstanding under all plans for the year ended December 31, 1999, the nine months ended December 31, 1998, and the year ended March 31, 1998:

                                      At 85% of Market       At or Above Market
                                   ---------------------  ---------------------
                                               Weighted              Weighted
                                                  Avg.                   Avg.
                                      Shares     Price      Shares      Price
                                   ----------- ---------  ----------- ---------
  Outstanding on March 31, 1997     1,306,382   $ 1.950    2,844,560   $ 3.800
Granted	                               28,000    14.602    2,244,900    16.124
Surrendered                           (32,460)    2.319     (264,900)   10.019
Exercised                            (335,060)    1.658     (412,980)    3.177
                                   ----------- ---------  ----------- ---------
  Outstanding on March 31, 1998       966,862     2.405    4,411,580     9.756
Granted	                              277,500     7.823      324,500     9.271
Surrendered                            (6,560)    1.847     (366,300)   12.911
Exercised                            (154,602)    1.572     (164,905)    3.513
                                   ----------- ---------  ----------- ---------
  Outstanding on December 31, 1998  1,083,200     3.779    4,204,875     9.690
Granted	                               58,000     6.059      866,500     9.669
Surrendered                           (67,200)    7.665     (716,130)   11.992
Exercised                            (184,240)    1.836     (237,900)    3.332
                                   ----------- ---------  ----------- ---------
  Outstanding on December 31, 1999    889,760   $ 3.737    4,117,345   $ 9.652
                                   =========== =========  ==========  =========
Exercisable at December 31, 1999      596,560   $ 2.833    1,824,495   $ 7.540
                                   =========== =========  ==========  =========

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

     The following table summarizes information about stock options outstanding at December 31, 1999:


            OPTIONS OUTSTANDING                                       OPTIONS EXERCISABLE
---------------------------------------------------------------  ---------------------------
                                Weighted Average
                                   Remaining       Weighted                     Weighted
     Range of          Number      Contractural     Average          Number       Average
  Exercise Prices    Outstanding   Life (Years)  Exercise Price   Exercisable  Exercise Price
-------------------  -----------  -------------  --------------   -----------  --------------
$ 1.5413 -  2.2344      538,020        3.42       $     1.6108       514,020     $    1.5862
  2.3250 -  3.3125    1,217,100        5.27             2.7416     1,031,500          2.6919
  3.7813 -  5.5938      288,975        8.26             5.0919        77,975          4.7470
  5.9375 -  8.8750    1,326,190        8.45             7.6725       295,760          7.4518
  9.2500 - 13.0156      571,900        8.13            11.5414        65,600         10.9838
 14.6250 - 21.3750    1,064,920        7.74            19.5973       436,200         19.6092
-------------------  -----------  -------------  --------------   -----------  --------------
$ 1.5413 - 21.3750    5,007,105        6.94       $     8.6517     2,421,055     $    6.3775
===================  ===========  =============  ==============   ===========  ==============


     Non-Employee Director Compensation - Effective September 1, 1998, the Board of Directors terminated the Non-employee Director Stock Plan and adopted the Global Industries, Ltd., Non-Employee Directors Compensation Plan (the "Directors Compensation
Plan"). Under the Directors Compensation Plan, each non-employee director may elect to defer receipt of all or part of his or her annual retainer and meeting fees. In lieu of cash and accrued interest, each non-employee director may elect to base the deferred fees on Stock Units which have the same value as common stock and increase and decrease in value to the full extent of any increase or decrease in the value of the common stock. Also, each non-employee director may receive up to $20,000 of his or her annual retainer and meeting fees in shares of common stock. With respect to annual retainer fees and meeting fees earned after December 31, 1998, each non-employee director must elect to receive at least $20,000 in common stock or Stock Units. The maximum number of shares of common stock that may be issued under the plan is 25,000. As of December 31, 1999 no shares have been issued under the plan.

     Prior to the effective date of the Directors Compensation Plan, the Non-Employee Director Stock Plan provided that each director of the Company who was not an employee receive 4,000 shares of common stock on August 1st of each year, subject to an annual limitation that the aggregate fair market value of shares transferred could not exceed 75% of such director's cash compensation for services rendered with respect to the immediately preceding twelve-month period. The plan specified that a maximum of 80,000 shares of common stock could be issued under the plan. During the nine months ended December 31, 1998 and the year ended March 31, 1998, 5,755, and 3,608 shares, respectively, were issued under the plan. Non-employee director stock compensation expense was $69,000, and $55,000 for the nine months ended December 31, 1998, and the year ended March 31, 1998, respectively.

     1995 Employee Stock Purchase Plan - The Global Industries, Ltd. 1995 Employee Stock Purchase Plan ("Purchase Plan") provides a method for substantially all employees to voluntarily purchase a maximum of 2,400,000 shares of the Company's common stock at favorable terms. Under the Purchase Plan, eligible employees may authorize payroll deductions that are used at the end of the Option Period to acquire shares of common stock at 85% of the fair market value on the first or last day of the Option Period, whichever is lower. In August 1997, shareholders approved an amendment to the plan whereby the plan has a twelve-month and a six-month Option Period. In October 1998, the Board of Directors further amended the plan effective December 31, 1998, to, among other items, change the twelve-month Option Period to begin January 1 of each year and the six-month Option Period to begin July 1 of each year. For the year ended December 31, 1999, 269 employees purchased 152,145 shares at a weighted average cost of $5.63 per share. For the nine months ended December 31, 1998, 241 employees purchased 58,636 shares at a weighted average cost of $8.606 per share. For the year ended March 31, 1998, 662 employees purchased 184,065 shares at a weighted average cost of $10.225 per share.

     Proforma Disclosure - In accordance with APB 25, compensation cost has been recorded in the Company's financial statements based on the intrinsic value (i.e., the excess of the market price of stock to be issued over the exercise price) of restricted stock awards and shares subject to options. Additionally, under APB 25, the Company's employee stock purchase plan is considered noncompensatory and, accordingly, no compensation cost has been recognized in the financial statements. Had compensation cost for the Company's grants under stock-based compensation arrangements for the year ended December 31, 1999, the nine months ended December 31, 1998 and the year ended March 31, 1998, been determined consistent with SFAS 123, the Company's net income (loss) and net income (loss) per share amounts for the respective periods would approximate the following proforma amounts (in thousands, except per share data):



                        Year Ended      Nine Months Ended       Year Ended
                       December 31,        December 31,          March 31,
                    ------------------  ------------------  ------------------
                           1999                1998                1998
                    ------------------  ------------------  ------------------
                    Reported  Proforma  Reported  Proforma  Reported  Proforma
                    --------  --------  --------  --------  --------  --------
Net income (loss)   $(1,131)  $(4,670)  $ 38,971  $ 36,341  $ 57,303  $ 55,474
                    ========  ========  ========  ========  ========  ========
Net income (loss)
 per share
  Basic             $ (0.01)  $ (0.05)  $  0.43   $  0.40   $  0.63   $  0.61
  Diluted           $ (0.01)  $ (0.05)  $  0.42   $  0.39   $  0.61   $  0.59


     The weighted-average fair value of options that were granted during the year ended December 31, 1999 was $6.27. The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 61.49%, (iii) risk-free interest rate of 6.67%, and
(iv) expected life of 7.00 years.

     The weighted-average fair value of options granted during the nine months ended December 31, 1998 was $5.02. The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 56.06%, (iii) risk-free interest rate of 5.31%, and
(iv) expected life of 7.00 years.

     The weighted-average fair value of options granted during the year ended March 31, 1998 was $10.26. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 48.5%, (iii) risk-free interest rate of 6.30%, and (iv) expected life of 6.50 years.

     Basic and Diluted Net Income (loss) Per Share - The following table presents the reconciliation between basic shares and diluted shares (in thousands, except per share data):

                                  Weighted-Average Shares     Income (Loss) Per Share
                   Net Income  -----------------------------  -----------------------
                     (Loss)     Basic   Incremental  Diluted    Basic       Diluted
                   ----------  -------- ----------- --------- ---------   -----------
Year ended
 December 31,1999   $ (1,131)   90,700         --     90,700   $ (0.01)    $  (0.01)
Nine Months ended
 December 31,1998     38,971    91,498      2,310     93,808       0.43        0.42
Year ended
 March 31, 1998       57,303    91,110      2,762     93,872       0.63        0.61


     All options outstanding during the year ended December 31, 1999 were excluded from the computation of diluted EPS because the effect of their inclusion is antidilutive.

     Options to purchase 1,356,000 shares of common stock, at an exercise price range of $14.625 to $20.188 per share, were outstanding during the nine months December 31, 1998, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

     Options to purchase 1,859,100 shares of common stock, at an exercise price of $15.375 to $21.1935 per share were outstanding during the year ended March 31, 1998, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

8.   Industry Segment and Geographic Information

     The Company operates primarily in the offshore oil and gas construction industry. However, the Company has used a combination of factors to identify its reportable segments as required by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The overriding determination of the Company's segments is based on how the chief operating decision-maker of the Company evaluates the Company's results of operations. The underlying factors include types of service and type of assets used to perform such services, operational management, physical locations, degree of integration, and underlying economic characteristics of the various types of work the Company performs. The Company has identified eight segments of which seven meet the quantitative thresholds as required by SFAS 131 for disclosure. The Company's Gulf of Mexico Diving segment did not meet the quantitative thresholds for the year ended December 31, 1999. However, the Company feels that the Gulf of Mexico Diving segment will have continuing significance in future financial results and thus, is a reportable segment also. The reportable segments are Gulf of Mexico Offshore Construction, Gulf of Mexico Diving, Gulf of Mexico Marine Support, Latin America, West Africa, Asia Pacific, and Middle East. The Company's Gulf of Mexico ROV/other offshore construction services and Global Production Services did not meet the criteria of a reportable segment.

     Gulf of Mexico Offshore Construction is principally related services performed using the Company's construction barges in the Gulf of Mexico, including pipelay and derrick services. Gulf of Mexico Diving is all diving services including those performed using dive support vessels. Gulf of Mexico Marine Support includes services performed using the Company's SWATH vessel, Pioneer, liftboat services, crewboat services, and transportation services. Latin America, West Africa, Asia Pacific, and Middle East include a broad range of offshore construction services, including pipelay and derrick, diving, offshore support vessels, trenching, and ROV services. Latin America also includes services and equipment provided to CCC and the 49% equity in CCC's results to July 1, 1999, the effective date of the Company's disposal of its ownership interest in CCC (see Note
12). Many of the Company's services are integrated, and thus, are performed for other of the Company's segments, typically at rates charged to external customers.

     The following tables show information about the profit or loss and assets of each of the Company's reportable segments for the year ended December 31, 1999, the nine months ended December 31, 1998, and the year ended March 31, 1998. The information contains certain allocations of corporate expenses that the Company deems reasonable and appropriate for the evaluation of results of operations. Segment assets do not include intersegment receivable balances as the Company feels that such inclusion would be misleading or not meaningful. Segment assets are determined by where they are situated at period-end. Because the Company offers an integrated range of services, some assets are used by more than one segment. However, the Company feels that allocating the value of those assets among segments is impractical.

                                                     Nine Months
                                       Year Ended      Ended       Year Ended
                                      December 31,  December 31,    March 31,
                                      ------------  ------------  ------------
                                          1999          1998          1998
                                      ------------  ------------  ------------
                                                   (in thousands)
Revenues from external customers:
  Gulf of Mexico Offshore
   Construction                        $  116,198    $  132,299    $  220,867
  Gulf of Mexico Diving                    19,141        29,032        27,795
  Gulf of Mexico Marine Support            18,294        23,425        44,256
  Latin America                            91,332        26,312         9,506
  West Africa                              81,137        68,860        27,348
  Asia Pacific                             56,098        38,015        30,289
  Middle East                               4,006        22,992        18,549

Intersegment revenues:
  Gulf of Mexico Offshore
   Construction                        $    1,009    $    3,472    $      843
  Gulf of Mexico Diving                    10,186        13,049        34,700
  Gulf of Mexico Marine Support             9,450         8,039         7,286
  Latin America                                --            --            --
  West Africa                                  --            --            --
  Asia Pacific                                 --            --            --
  Middle East                                  --            --            --

Interest expense:
  Gulf of Mexico Offshore
   Construction                        $    3,435    $    1,982    $      230
  Gulf of Mexico Diving                       832           590            36
  Gulf of Mexico Marine Support             1,680           440             9
  Latin America                             3,812           368         1,130
  West Africa                               1,243           994         1,227
  Asia Pacific                              2,481           533           199
  Middle East                                 417           373           857

Depreciation and amortization:
  Gulf of Mexico Offshore
   Construction                        $   21,136    $   11,032    $   12,368
  Gulf of Mexico Diving                     3,250         3,665         4,012
  Gulf of Mexico Marine Support             8,425         3,867         4,060
  Latin America                             6,595         4,539         3,384
  West Africa                               4,295         3,226         2,462
  Asia Pacific                              5,664         6,745         1,945
  Middle East                               3,157         1,456           668

Income (loss) before income taxes:
  Gulf of Mexico Offshore
   Construction                        $    6,060    $   26,195    $   44,230
  Gulf of Mexico Diving                      (891)       13,498        24,404
  Gulf of Mexico Marine Support            (3,587)       10,235        19,443
  Latin America                             5,472           107           (37)
  West Africa                               8,224        11,923         3,712
  Asia Pacific                            (10,451)        3,427           197
  Middle East                              (6,816)       (1,814)         (707)

Segment assets at period-end:
  Gulf of Mexico Offshore
   Construction                        $  228,151    $  249,424    $  227,887
  Gulf of Mexico Diving                    30,980        44,370        35,474
  Gulf of Mexico Marine Support            70,960        88,150        94,268
  Latin America                           135,446        34,461        50,004
  West Africa                              61,643        69,972        53,175
  Asia Pacific                            145,808       149,998        60,635
  Middle East                              34,275        40,782        47,328

Expenditures for long-lived assets:
  Gulf of Mexico Offshore
   Construction                        $    7,076    $   54,406    $   95,705
  Gulf of Mexico Diving                       963           272         8,323
  Gulf of Mexico Marine Support             1,220         2,295        19,584
  Latin America                            58,174             4        20,366
  West Africa                                 386         1,491         4,258
  Asia Pacific                              9,305        67,704        48,905
  Middle East                                 129         4,908        38,408


     The following table reconciles the reportable segments' revenues, income (loss) before income taxes, assets, and other items presented above, to the Company's consolidated totals.


                                                    Nine Months
                                      Year Ended    Year Ended     Year Ended
                                      December 31,  December 31,    March 31,
                                      ------------  ------------  ------------
                                          1999          1998          1998
                                      ------------  ------------  ------------
                                                   (in thousands)
Revenues
 Total for reportable segments         $  406,851    $  367,428    $  423,074
 Total for other segments                   1,757         1,576         2,003
 Elimination of intersegment
  revenues                                (21,156)      (26,803)      (45,176)
                                      ------------  ------------  ------------
   Total consolidated revenues         $  387,452    $  342,201    $  379,901
                                      ============  ============  ============

Income (loss) before income taxes
 Total for reportable segments         $   (1,989)   $   63,571    $   91,242
 Total for other segments                     336           198           206
 Unallocated corp. (expenses) income       (7,035)       (3,815)          237
                                      ------------  ------------  ------------
   Total consolidated income (loss)
    before tax                         $   (8,688)   $   59,954    $   91,685
                                      ============  ============  ============

Segment assets at period-end
 Total for reportable segments         $  707,263    $  677,157    $  568,771
 Total for other segments                   4,052         4,371         4,510
 Corporate assets                          44,620        49,343        52,086
                                       -----------  ------------  ------------
   Total consolidated assets            $ 755,935    $  730,871    $  625,367
                                       ===========  ============  ============

Other items:
Interest expense
 Total for reportable segments          $  13,900    $    5,280    $    3,688
 Total for other segments                      64            --            --
 Unallocated corp. interest expense           536         1,464            --
 Interest allocated to segments in
  excess of consolidated interest              --            --        (1,443)
                                       -----------  ------------  ------------
   Total consolidated interest
    expense                             $  14,500    $    6,744    $    2,245
                                       ===========  ============  ============

Depreciation and amortization
 Total for reportable segments          $  52,522    $   34,530    $   28,899
 Total for other segments                     237            93           111
 Unallocated corporate depreciation         2,247           979           566
                                       -----------  ------------  ------------
   Total consolidated depreciation
    and amortization                    $  55,006    $   35,602    $   29,576
                                       ===========  ============  ============

Expenditures for long-lived assets
 Total for reportable segments          $  77,253    $  131,080    $  217,333
 Total for other segments                       1             7         1,288
 Corporate expenditures                    10,105         1,794           866
                                       -----------  ------------  ------------
  Total consolidated expenditures       $  87,359    $  132,881    $  219,487
                                       ===========  ============  ============


     The following table presents the Company's revenues from external customers attributed to operations in the United States and foreign areas and long-lived assets in the United States and foreign areas.

                                                 Nine Months
                                   Year Ended    Year Ended     Year Ended
                                   December 31,  December 31,    March 31,
                                   ------------  ------------  ------------
                                       1999          1998          1998
                                   ------------  ------------  ------------
                                                (in thousands)
Revenues from external customers
 United States                      $  154,879    $  186,022    $  294,209
 Foreign areas                         232,573       156,179        85,692

Long-lived assets at period-end
 United States                      $  315,884    $  336,146    $  288,636
 Foreign areas                         223,294       199,240       143,588


9.   Major Customers

     Sales to various customers for the year ended December 31, 1999, the nine months ended December 31, 1998, and the year ended
March 31, 1998, that amount to 10% or more of the Company's revenues, follows:


                                        Nine Months
                    Year Ended           Year Ended            Year Ended
                   December 31,         December 31,            March 31,
               -------------------  -------------------  -------------------
                      1999                 1998                 1998
               -------------------  -------------------  -------------------
                                   (dollars in thousands)

                   Amt.       %         Amt.       %         Amt.       %
               ----------  -------  ----------  -------  ----------  -------
Customer A      $     --     --      $ 35,310     10%     $ 77,945     21%
Customer B        70,264     18%       68,968     20%       44,557     12%
Customer C        42,223     11%           --     --            --     --


     Sales to Customer A for all periods presented in the table were reported by each of the Company's Gulf of Mexico segments and its Asia Pacific segment. Sales to Customer B were reported by each of the Company's Gulf of Mexico segments and its West Africa segments. Sales to Customer C were reported by the Company's Latin America segment

10.  Supplemental Disclosures of Cash Flow Information

     Supplemental cash flow information for the year ended
December 31, 1999, the nine months ended December 31, 1998 and year ended March 31, 1998 are as follows:


                                                   Nine Months
                                    Year Ended     Year Ended      Year Ended
                                    December 31,   December 31,     March 31,
                                    ------------   ------------   ------------
                                        1999            1998          1998
                                    ------------   ------------   ------------
                                                  (in thousands)
Cash paid for:
  Interest, net of amount
  capitalized                        $   16,223     $    4,679     $    2,252
  Income taxes                            4,931          6,258         15,948
Non-cash investing and
 financing activities:
  In connection with acquisitions,
   liabilities assumed were as
   follows:
    Fair value of assets acquired,
     net of cash acquired            $   27,246     $       --     $  114,931
    Cash paid for net assets                 --             --       (103,805)
    Goodwill acquired                    43,085             --             --
                                    ------------   ------------   ------------
      Fair value of liabilities
       assumed                       $   70,331     $       --     $   11,126
                                    ============   ============   ============


     Other Non-Cash Transactions:

     During the year ended December 31, 1999, the nine months ended December 31, 1998 and the year ended March 31, 1998, the tax effect of the exercise of stock options resulted in an increase in additional paid-in capital and reductions to income taxes payable of $0.7 million, $1.3 million, and $4.5 million, respectively.

11.  Interim Financial Information (Unaudited)

     The following is a summary of consolidated interim financial information for the year ended December 31, 1999 and nine months ended December 31, 1998:


                                             Three Months Ended
                             ---------------------------------------------
                              March 31    June 30     Sept. 30   Dec. 31(1)
                             ----------  ----------  ---------- ----------
                                (in thousands, except per share amounts)
Year Ended December 31, 1999
Revenues                      $ 79,292    $ 92,343    $129,274   $ 86,543
Gross profit                     9,754       9,111      18,751      7,984
Net income (loss)                  198      (1,094)      3,428     (3,663)
Net income (loss) per share
  Basic                       $   0.00    $  (0.01)   $   0.04   $  (0.04)
  Diluted                     $   0.00    $  (0.01)   $   0.04   $  (0.04)


     (1) Included in the fourth quarter of fiscal 2000 are non recurring charges of $3.7 million after tax, related to the attempted acquisition of ETPM and the replacement of the Company's credit facility and a $1.5 million tax benefit relating to the resolution of prior year tax issues.


                                                 Three Months Ended
                                     -----------------------------------------
                                       June 30        Sept. 30       Dec. 31
                                     -----------    -----------    -----------
                                      (in thousands, except per share amounts)
Nine months ended December 31, 1998
Revenues                              $  92,158      $ 120,575      $ 129,468
Gross profit                             30,587         30,901         34,485
Net income                               14,829         12,297         11,845
Net income per share:
  Basic                               $    0.16      $    0.13      $    0.13
  Diluted                             $    0.16      $    0.13      $    0.13


12.  Investment in and Advances to Unconsolidated Affiliate

     In a Transaction Agreement effective July 1, 1999, the Company acquired the offshore marine construction business of CCC Fabricaciones y Construcciones, S.A. de C.V. ("CCC"), a leading provider of offshore construction services in Mexico, and sold its 49% ownership interest in CCC to CCC's other principal shareholder. Under the terms of the transaction, the Company acquired four marine vessels, a marine support base at Ciudad del Carmen, Mexico, and existing contracts to perform approximately $72.0 million of offshore marine construction. As consideration for the assets acquired, the Company assumed approximately $32.0 million of CCC indebtedness (which the Company previously guaranteed) and other net accounts payable and liabilities of approximately $38.3 million related to CCC's offshore marine construction operation. The acquisition was accounted for as a purchase and, accordingly, the acquisition cost has been allocated to the net tangible assets acquired based on their fair market values with the excess, approximating $43.1 million, recorded as goodwill. The results of operations of the acquired business are included (on a full consolidated basis) in the accompanying 1999 financial statements from the effective date of the acquisition.

     The following unaudited proforma income statement data for the year ended December 31, 1999 and the nine months ended
December 31, 1998 reflects the acquisition assuming it occurred effective April 1, 1998:



                                     Year           Nine Months
                                     Ended             Ended
                                  December 31,      December 31,
                                  ------------      ------------
                                      1999              1998
                                  ------------      ------------
Revenues                           $  505,346        $  493,693
Net income (loss)                     (10,190)           31,563
Net income (loss0 per share:
 Basic                             $    (0.11)       $     0.34
 Diluted                           $    (0.11)       $     0.34


     Prior to the aforementioned sale of its 49% ownership interest in CCC, the Company's investment in CCC was accounted for under the equity method.

     Summary financial information of CCC as of September 30, 1998 and December 31, 1997 and for the nine months ended
September 30, 1998 and the year ended December 31, 1997 follows
(in thousands):


                                  September 30,     December 31,
                                      1998              1997
                                 --------------    -------------
Current Assets                    $    110,352      $    63,819
Noncurrent asset, net                   28,174           28,900
                                 --------------    -------------
  Total                           $    138,526      $    92,719
                                 ==============    =============

Current liabilities               $    127,512      $    65,681
Noncurrent liabilities                  28,082           21,788
                                 --------------    -------------
  Total                           $    155,594      $    87,469
                                 ==============    =============



                        Nine Months     Nine Months
                           Ended          Ended        Year Ended
                          June 30,     September 30,   December 31,
                        -----------    -------------   ------------

Revenues                 $ 128,786       $ 177,799      $ 150,482
Gross Profit                 2,354          12,411         24,595
Net Income (loss)          (21,751)        (14,061)        (3,375)


     During the year ended December 31, 1999, the nine months ended December 31, 1998, and the year ended March 31, 1998, the Company advanced funds to CCC (under interest bearing and non-interest bearing arrangements), provided barge charters, diving and other construction support services to CCC, and was reimbursed for expenditures paid on behalf of CCC. Included in the accompanying balance sheet as "other receivables" at December 31, 1999 and "advances to unconsolidated affiliate" at December 31, 1998 are amounts due from CCC totaling $8.6 million and $18.8million, respectively. Revenues and expense reimbursements relating to transactions with CCC approximated $6.5 million and $0.7 million, respectively, for the year ended December 31, 1999, ($26.3 million and $0.6 million, respectively, for the nine months ended December 31, 1998, and $9.5 million and $15.1 million, respectively, for the year ended March 31, 1998). No interest income related to advances to CCC was recognized during the year ended December 31, 1999 and the nine months ended
December 31, 1998. For the year ended March 31, 1998, interest income related to advances to CCC approximated $0.4 million.

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

     The following unaudited pro forma income statement data for the year ended March 31, 1998 reflects the effect of the acquisition assuming it occurred effective April 1, 1996:



                                                Year Ended
                                               March 31,1998
                                              ---------------
                                               (in thousands)
                                           (except for share data)

Revenues                                        $   415,257
Net income                                           55,533
Net income per share:
  Basic                                         $      0.61
  Diluted                                       $      0.59


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

     None


                                PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with the Company's 2000 Annual Meeting of Shareholders. See also "Item (Unnumbered). Executive Officers of the
Registrant" appearing in Part I of this Annual Report.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with the Company's 2000 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with the Company's 2000 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with the Company's 2000 Annual Meeting of Shareholders.


                                PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K.

(a)   1.  Financial Statements
          Included in Part II of this report.

          Independent Auditors' Report.
          Consolidated Balance Sheets as of December 31, 1999 and 1998. Consolidated Statements of Operations for the year ended December 31, 1999, the nine months ended December 31, 1998 and the year ended March 31, 1998.
          Consolidated Statements of Shareholders' Equity for the year ended December 31, 1999, the nine months ended
          December 31, 1998 and the year ended March 31, 1998. Consolidated Statements of Cash Flows for the year ended December 31, 1999, the nine months ended December 31,
          1998 and the year ended March 31, 1998.
          Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 1999, the nine months ended December 31, 1998 and the year ended March 31, 1998. Notes to Consolidated Financial Statements.

      2.  Financial Statement Schedules

          The following financial statement schedule is included:

          Schedule II - Valuation and Qualifying Accounts

          All other financial statement schedules are omitted because the information is not required or because the information required is in the financial statements or notes thereto.

      3.  Exhibits.

          Pursuant to Item 601(B)(4)(iii), the Registrant agrees to forward to the commission, upon request, a copy of any instrument with respect to long-term debt not exceeding 10% of the total assets of the Registrant and its consolidated subsidiaries.

          The following exhibits are filed as part of this Annual
          Report:

          Exhibit
          Number

           3.1     -       Amended and Restated Articles of
                           Incorporation of Registrant as amended,
                           incorporated by reference to Exhibits 3.1 and
                           3.3 to the Form S-1 Registration Statement
                           filed by the Registrant (Reg. No 33-56600).
           3.2     -       Bylaws of Registrant, incorporated by
                           reference to Exhibit 3.2 to the Form S-1
                           filed by Registrant (Reg. No. 33-56600).
           4.1     -       Form of Common Stock certificate,
                           incorporated by reference to Exhibit 4.1 to
                           the Form S-1 filed by Registrant (Reg. No.
                           33-56600).
          10.1@    -       Global Industries, Ltd. 1992 Stock Option
                           Plan, incorporated by reference to Exhibit
                           10.1 to the Form S-1 filed by Registrant
                           (Reg. No. 33-56600).
          10.2@    -       Global Industries, Ltd. Profit Sharing and
                           Retirement Plan, as amended, incorporated by
                           reference to Exhibit 10.2 to the Form S-1
                           filed by Registrant (Reg. No. 33-56600).
          10.3@    -       Global Industries, Ltd. Non-Employee Director
                           Stock Plan, as amended incorporated by
                           reference to Exhibit 10.3 to the Registrant's
                           Annual Report on Form 10-K for the fiscal
                           year ended March 31, 1996.
          10.4     -       Agreement of Lease dated May 1, 1992, between
                           SFIC Gulf Coast Properties, Inc. and Global
                           Pipelines PLUS, Inc., incorporated by
                           reference to Exhibit 10.6 to the Form S-1
                           filed by Registrant (Reg. No. 33-56600).
          10.7     -       Lease Extension and Amendment Agreement dated
                           January 1, 1996, between Global Industries,
                           Ltd. and William J. Dore' relating to the
                           Lafayette office and adjacent land
                           incorporated by reference to Exhibit 10.7 to
                           the Registrant's Annual Report on Form 10-K
                           for the fiscal year ended March 31, 1996.
          10.11    -       Agreement between Global Divers and
                           Contractors, Inc. and Colorado School of
                           Mines, dated October 15, 1991, incorporated
                           by reference to Exhibit 10.20 to the Form S-1
                           filed by Registrant (Reg. No. 33-56600).
          10.12    -       Sublicense Agreement between Santa Fe
                           International Corporation and Global
                           Pipelines PLUS, Inc. dated May 24, 1990,
                           relating to the Chickasaw's reel pipelaying
                           technology, incorporated by reference to
                           Exhibit 10.21 to the Form S-1 filed by
                           Registrant (Reg. No. 33-56600).
          10.13    -       Non-Competition Agreement and Registration
                           Rights Agreement between the Registrant and
                           William J. Dore', incorporated by reference
                           to Exhibit 10.23 to the Form S-1 filed by
                           Registrant (Reg. No. 33-56600).
          10.14@   -       Global Industries, Ltd. Restricted Stock
                           Plan, incorporated by reference to Exhibit
                           10.25 to the Form S-1 filed by Registrant
                           (Reg. No. 33-56600).
          10.15    -       Capital Construction Fund Agreement by and
                           between the United States of America,
                           represented by the Secretary of
                           Transportation, acting by and through the
                           Maritime Administrator and Global Industries,
                           Ltd., incorporated by reference to Exhibit
                           10.18 to the Registrant's Annual Report on
                           Form 10-K for the fiscal year ended March 31,
                           1994.
          10.16@   -       Second Amendment to the Global Industries,
                           Ltd. Profit Sharing Plan, incorporated by
                           reference to Exhibit 10.19 to the
                           Registrant's Registration Statement on Form
                           S-1 (Reg. No. 33-81322).
          10.17@   -       Global Industries, Ltd. 1995 Employee Stock
                           Purchase Plan incorporated by reference to
                           Exhibit 10.20 to the Registrant's Annual
                           Report on Form 10-K for the fiscal year ended
                           March 31, 1995.
          10.18    -       Trust Indenture relating to United States
                           Government Guaranteed Ship Financing
                           Obligations between Global Industries, Ltd.,
                           shipowner, and Hibernia National Bank,
                           Indenture Trustee, dated as of September 27,
                           1994 incorporated by reference to Exhibit
                           10.22 to the Registrant's Annual Report on
                           Form 10-K for the fiscal year ended March 31,
                           1995.
          10.19@   -       Amendment to Global Industries, Ltd. 1992
                           Stock Option Plan incorporated by reference to Exhibit 10.23 to the Registrant's Annual
                           Report on Form 10-K for the fiscal year ended
                           March 31, 1996.

          10.20    -       Trust Indenture relating to United States
                           Government Guaranteed Ship Financing
                           Obligations between Global Industries, Ltd.,
                           shipowner, and First National Bank of
                           Commerce, Indenture Trustee, dated as of
                           August 15, 1996, incorporated by reference to
                           Exhibit 10.21 to the Registrant's Annual
                           Report on Form 10-K for the fiscal year ended
                           March 31, 1997.
          10.21   -        Form of Indemnification Agreement between the
                           Registrant and each of the Registrant's
                           directors, incorporated by reference to
                           Exhibit 10.22 to the Registrant's Annual
                           Report on Form 10-K for the fiscal year ended
                           March 31, 1997.
          10.22@  -        1996 Amendment to Global Industries, Ltd.
                           1995 Employee Stock Purchase Plan,
                           incorporated by reference to Exhibit 10.26 to
                           the Registrant's Annual Report on Form 10-K
                           for the fiscal year ended March 31, 1997.
          10.23   -        Amendment Assignment and Assumption of
                           Authorization Agreement relating to United
                           States Government Ship Financing obligations
                           between Global Industries, Ltd., shipowner,
                           and First National Bank of Commerce,
                           Indenture Trustee, dated as of October 23,
                           1996, incorporated by reference to Exhibit
                           10.27 to the Registrant's Annual Report on
                           Form 10-K for the fiscal year ended March 31,
                           1997.
          10.24@  -        Global Industries, Ltd. 1998 Equity Incentive
                           Plan incorporated by reference to exhibit
                           10.28 to the Registrant's Annual Report on
                           Form 10-K for the fiscal year ended March 31,
                           1998.
          10.25   -        Acquisition Agreement among the Registrant
                           Sub Sea International and Dresser Industries,
                           dated, June 24, 1997, incorporated by
                           reference to Exhibit 21 to the Registrant's
                           current report on Form 8-K dated August 8,
                           1997.
          10.26   -        Facilities Agreement (related to Carlyss
                           Facility) by and between the Registrant and
                           Lake Charles Harbor and Terminal District
                           dated as of November 1, 1997, incorporated by
                           reference to Exhibit 10.2 to Registrant's
                           Quarterly Report on Form 10-Q for the
                           quarterly period ended December 31, 1997.
          10.27   -        Ground Lease and Lease-Back Agreement
                           (related to Carlyss Facility) by and between
                           the Registrant and Lake Charles Harbor and
                           Terminal District dated as of November 1,
                           1997, incorporated by reference to Exhibit
                           10.3 to Registrant's Quarterly Report on Form
                           10-Q for the quarterly period ended December
                           31, 1997.
          10.28   -        Trust Indenture (related to Carlyss Facility)
                           by and between Lake Charles Harbor and
                           Terminal District and First National Bank of
                           Commerce, as Trustee, dated as of November 1,
                           1997, incorporated by reference to Exhibit
                           10.4 to Registrant's Quarterly Report on Form
                           10-Q for the quarterly period ended December
                           31, 1997.
          10.29   -        Pledge and Security Agreement (related to
                           Carlyss Facility) by and between Registrant and Bank One, Louisiana, National
                           Association, dated as of November 1, 1997, incorporated by reference to Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997.

          10.30@  -        Global Industries, Ltd. Non-Employee
                           Directors Compensation Plan incorporated by
                           reference to Exhibit 4.1 to Registrant's
                           Registration Statement on Form S-8 (Reg. No.
                           333-69949).
          10.31   -        Transaction agreement between Global
                           Industries, Ltd., and CCC Fabricaciones Y
                           Construcciones, S.A. de C.V. dated July 1,
                           1999. Incorporated by reference to exhibit
                           2.1 to registrant's quarterly report on Form
                           10-Q for the quarterly period ended June 30,
                           1999.
          10.32   -        Share Purchase Agreement between Global
                           Industries, Ltd. and ETPM, S.A. incorporated
                           by reference to exhibit 2.1 to registrants'
                           quarterly report on Form 10-Q for the
                           quarterly period ended June 30, 1999.
        * 10.33   -        Trust Indenture relating to United States
                           Government Guaranteed Ship Financing
                           Obligations between Global Industries, Ltd.,
                           shipowner, and Wells Fargo Bank, Indenture
                           Trustee, dated as of February 22, 2000.
        * 10.34   -        Credit Agreement dated as of December 30,
                           1999 by, and Among Banc One, National
                           Association, as agent for lenders Global
                           Industries, Ltd. and Global Offshore Mexico,
                           S. DE R.L. DE C.V.
        * 10.35   -        Assignment and Assumption Agreement and First
                           Amendment to loan agreement between CCC
                           Fabricationes y Construcciones, SA de CV,
                           Heller Financial, Inc., Grupo Consorcio
                           Fabricaciones y Construcciones, SA de CV,
                           Global Industries, Ltd., and Global
                           Industries Offshore, Inc.
        * 21.1    -        Subsidiaries of the Registrant.
        * 23.1    -        Consent of Deloitte & Touche LLP.
        * 27.1    -        Financial Data Schedule




     *Filed herewith.
     @Management Compensation Plan or Agreement.

(b)  Reports on Form 8-K.

     None.



                                Global Industries, Ltd.

                    Schedule II Valuation and Qualifying Accounts

              For the Year Ended December 31, 1999, the Nine Months Ended
                  December 31, 1998, and the Year Ended March 31, 1998
                                (Thousands of dollars)

                                                        Additions
                                                 -------------------------
                                    Balance at    Charged to    Charged to              Balance at
                                   Beginning of   Costs and       Other                   End of
Description                           Period       Expenses      Accounts   Deductions    Period
---------------------------------  ------------  ------------  -----------  ----------  -----------
Year ended December 31, 1999
 Allowances for doubtful accounts   $    1,274    $    7,692    $     --      $   810    $   8,156

Nine months ended December 31, 1998
 Allowances for doubtful accounts            *

Year ended March 31, 1998                    *
 Allowances for doubtful accounts


* - Years not material




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

March 17, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/	WILLIAM J. DORE'
----------------------------
        William J. Dore'     Chairman of the Board, President,  March 17, 2000
                             Chief Executive Officer and
                             Director
/s/	JAMES C. DAY
----------------------------
        Janes C. Day         Director                           March 17, 2000


/s/	EDGAR G. HOTARD
----------------------------
        Edgar G. Hotard      Director                           March 17, 2000


/s/	EDWARD P. DJEREJIAN
----------------------------
        Edward P. Djerejian  Director                           March 17, 2000


/s/	MICHAEL J. POLLOCK
----------------------------
        Michael J. Pollock   Director                           March 17, 2000


/s/	PETER S. ATKINSON
---------------------------
        Peter S. Atkinson    Vice President, Chief Financial   	March 17, 2000
                             Officer (Principal Financial and
                             Accounting Officer)