Form 10-Q
period 2000-03-31
GLOBAL INDUSTRIES LTD
filed 2000-05-15
CIK 895663

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                  FORM 10-Q

      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000


                        Commission File Number: 2-56600

                            Global Industries, Ltd.

             (Exact name of registrant as specified in its charter)


Louisiana                                                 72-1212563
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)


8000 Global Drive                                         70665
P. O. Box 442, Sulphur, LA                                70664-0442
(Address of principal executive offices)                  (Zip Code)

                              (337) 583-5000
            (Registrant's telephone number, including area code)

                                   None

       (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                [X] YES    [ ]  NO


                    APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of shares of the Registrant's Common Stock outstanding, as of May 5, 2000 was 91,849,801.




                           Global Industries, Ltd.
                              Index - Form 10-Q


                                    Part I


Item 1.    Financial Statements - Unaudited
             Independent Accountants' Report                            3
             Consolidated Statements of Operations                      4
             Consolidated Balance Sheets                                5
             Consolidated Statements of Cash Flows                      6
             Notes to Consolidated Financial Statements                 7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       10

Item 3.    Quantitative and Qualitative Disclosures about Market
             Risk                                                      15



                                   Part  II

Item 1.    Legal Proceedings                                           16

Item 6.    Exhibits and Reports of Form 8-K                            16

           Signature                                                   17




                         PART 1 - FINANCIAL INFORMATION


Item 1.   Financial Statements.


INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Shareholders of Global Industries, Ltd.

We have reviewed the condensed consolidated financial statements of Global Industries, Ltd. and subsidiaries, as listed in the accompanying index, as of March 31, 2000 and for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United State of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Global Industries, Ltd. and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity, cash flows, and comprehensive income (loss) for the year then ended (not presented herein); and in our report dated February 25, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

April 28, 2000
New Orleans, Louisiana





                            Global Industries, Ltd.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share data)
                                (Unaudited)


                                                Quarter Ended March 31,
                                                -----------------------
                                                   2000         1999
                                                ----------   ----------
Revenues                                         $ 78,740     $ 79,292

Cost of Revenues                                   73,594       69,538
                                                ----------   ----------

Gross Profit                                        5,146        9,754

Goodwill Amortization                                 755           42
Equity in Loss of Unconsolidated Affiliate             --        2,000
Selling, General and Administrative Expenses        7,695        5,730
                                                ----------   ----------

Operating Income (Loss)                            (3,304)       1,982
                                                ----------   ----------

Other Expense (Income)
  Interest Expense                                  5,255        2,989
  Other                                               625       (1,323)
                                                ----------   ----------
                                                    5,880        1,666
                                                ----------   ----------
Income (Loss) Before Income Taxes                  (9,184)         316
Provision (Benefit) for Income Taxes               (3,166)         118
                                                ----------   ----------

Income (loss) Before Cumulative Effect of
  Change in Accounting Principle                   (6,018)         198
Cumulative Effect of Change in Accounting
  Principle (net of $0.4 million of tax)              783           --
                                                ----------   ----------
Net Income (Loss)                                $ (6,801)   $     198
                                                ==========   ==========

Weighted Average Common Shares Outstanding
  Basic                                         91,572,691   90,723,000
  Diluted                                       91,572,691   92,037,000
Income (Loss) Per Share Before
 Cumulative Effect:
  Basic                                          $  (0.07)    $   0.00
  Diluted                                        $  (0.07)    $   0.00
Cumulative Effect:
  Basic                                          $   0.00     $   0.00
  Diluted                                        $   0.00     $   0.00
Net Income (Loss) Per Share:
  Basic                                          $  (0.07)    $   0.00
  Diluted                                        $  (0.07)    $   0.00
Pro forma amounts assuming retroactive
 application of change in accounting principle:
  Net Income                                     $ (6,018)    $     18
  Basic                                          $  (0.07)    $   0.00
  Diluted                                        $  (0.07)    $   0.00

             See Notes to Consolidated Financial Statements.




                          Global Industries, Ltd.
                        CONSOLIDATED BALANCE SHEETS
                           (Dollars in thousands)
                                (Unaudited)


                                                 March 31,    December 31,
                                                   2000           1999
                                               ------------   ------------
ASSETS
Current Assets:
  Cash                                          $   17,287     $   34,087
  Escrowed funds                                    29,806          5,796
  Receivables                                      108,022         92,835
  Other receivables                                  8,887          8,600
  Prepaid expenses and other                         8,086          8,162
  Assets held for sale                               5,234             --
                                               ------------   ------------
   Total current assets                            177,322        149,480
                                               ------------   ------------
Escrowed Funds	                                        922            922
                                               ------------   ------------
Property and Equipment, net                        527,077        539,178
                                               ------------   ------------
Other Assets:
  Deferred charges, net                             25,127         20,979
  Goodwill, net                                     44,547         43,997
  Other                                                907          1,379
                                               ------------   ------------
   Total other assets                               70,581         66,355
                                               ------------   ------------
    Total                                       $  775,902     $  755,935
                                               ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt          $   26,395     $   20,165
  Accounts payable                                  57,108         50,033
  Employee-related liabilities                       7,182          7,244
  Income taxes payable                               3,953          5,352
  Other accrued liabilities                          7,636          8,125
                                               ------------   ------------
   Total current liabilities                       102,274         90,919
                                               ------------   ------------
Long-Term Debt                                     249,977        232,242
                                               ------------   ------------
Deferred Income Taxes                               31,814         34,596
                                               ------------   ------------

Shareholders' Equity
Common stock issued, 92,673,300 and
  92,670,940 shares, respectively                      926            926
Additional paid-in capital	                        216,569        216,109
Treasury stock at cost (1,429,500 shares)	         (15,012)       (15,012)
Accumulated other comprehensive loss	               (8,970)        (8,970)
Retained earnings	                                 198,324        205,125
                                               ------------   ------------
   Total shareholders' equity                      391,837        398,178
                                               ------------   ------------
    Total                                       $  775,902     $  755,935
                                               ============   ============


              See Notes to Consolidated Financial Statements.




                               Global Industries, Ltd.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In thousands)
                                     (Unaudited)


                                                Quarter Ended March 31,
                                                -----------------------
                                                   2000         1999
                                                ----------   ----------
Cash Flows From Operating Activities:
Net income (loss)                                $ (6,801)    $    198
Adjustments to reconcile net income (loss)
 to net cash provided by (used in) operating
 activities:
  Depreciation and amortization                    13,241       12,655
  Deferred income taxes                            (2,360)       1,700
  Equity in net loss of unconsolidated
   affiliate                                           --        2,000
  Cumulative effect of change in accounting
   principle                                          783           --
  Other                                               (55)         754
  Changes in operating assets and liabilities
    Receivables                                   (15,474)       6,747
    Receivables from unconsolidated affiliate	         --         (696)
    Prepaid expenses and other                       (308)        (548)
    Accounts payable and accrued liabilities        4,873      (16,196)
                                                ----------   ----------
      Net cash provided by (used in)
       operating activities                        (6,101)       6,614
                                                ----------   ----------

Cash Flows From Investing Activities:
Additions to property and equipment	               (3,697)      (9,203)
Escrowed funds                                    (24,010)       2,396
Additions to deferred charges	                     (7,445)      (3,903)
Net advances to unconsolidated affiliate	              --       (6,000)
                                                ----------   ----------
      Net cash (used in) investing activities     (35,152)     (16,710)
                                                ----------   ----------

Cash Flows From Financing Activities:
Proceeds from sale of common stock	                   488          130
Proceeds from short-term debt                          --        1,612
Proceeds from long-term debt                       99,000           --
Payments of long-term debt	                       (75,035)      (5,915)
                                                ----------   ----------
      Net cash provided by (used in)
       financing activities                        24,453       (4,173)
                                                ----------   ----------

Effect of Exchange Rate Changes on Cash	               --         (130)

Cash:
Decrease	                                         (16,800)     (14,399)
Beginning of period	                               34,087       25,368
                                                ----------   ----------
End of period                                    $ 17,287     $ 10,969
                                                ==========   ==========


                See Notes to Consolidated Financial Statements.





                        Global Industries, Ltd.
            Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation - The accompanying unaudited consolidated financial statements include the accounts of Global Industries, Ltd. and its wholly owned subsidiaries (the "Company") and, for the period ended March 31, 1999, the Company's 49% ownership interest in CCC Fabricaciones y Construcciones, S.A. de C.V. which is accounted for under the equity method.

In the opinion of management of the Company, all adjustments (such adjustments consisting only of a normal recurring nature) necessary for a fair presentation of the operating results for the interim periods presented have been included in the unaudited consolidated financial statements. Operating results for the period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Independent public accountants as stated in their report included herein have reviewed the financial statements required by Rule 10-01 of Regulation S-X.

Certain reclassifications have been made to the prior period financial statements in order to conform with the classifications adopted for reporting in fiscal year 2000.

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

3. Accounting Changes  -

Change in Accounting Principle - Effective January 1, 2000, the Company changed its depreciation methods on its construction barges from both straight line and units-of-production methods, to solely the units-of-production method, modified to reflect minimum levels of depreciation in years with nominal use. Specifically this modified units-of-production method uses units-of-production depreciation methodology coupled with a minimum 40% cumulative straight-line depreciation floor and an annual 20% straight-line floor. This change decreased quarterly net income by $0.5 million or less than $0.01 per share. The cumulative effect of the change was a reduction of net income of $0.8 million or less than $0.01 per share.

Change in Accounting Estimate - Effective January 1, 2000, the Company also changed the vessel life of its construction vessel Hercules. The Company increased the total estimated operating days to better reflect the estimated period during which the asset will remain in service. For the quarter ended March 31, 2000, the change had the effect of reducing depreciation expense by $0.5 million and increasing net income by $0.3 million or less than $0.01 per share.

These changes were made to better reflect how the assets are expected to be used over time, to provide a better matching of revenue and expenses and to be consistent with prevalent industry practice.

4. Financing Arrangements - On December 30, 1999, the Company consummated a new $300.0 million credit facility, which consists of a $175.0 million term loan facility and a $125.0 million revolving loan facility. This new facility replaced the Company's previous facility, which consisted of a $250.0 million revolving credit facility. Both the term and revolving loan facility mature on December 30, 2004.

In February 2000, the Company completed Title XI mortgage financing for $99.0 million, at 7.71% per annum, related to the conversion of the Hercules. These bonds financed both Phase I and Phase II of the Hercules conversion. Phase I proceeds, net of fees, amounts to $65.2 million and were used to pay down term debt under the Company's credit facility. Phase II proceeds, $29.1 million, reside in escrow and are expected to be released late in the second quarter. These bonds mature in 2025 and require semi-annual payments of $2.0 million, plus interest.

5. Basic and Diluted Net Income Per Share - The difference in the number of weighted average shares outstanding for basic and diluted net income (loss) per share for the three months ended March 31, 1999, is attributed to the incremental shares related to dilutive outstanding options to purchase common stock and non-vested restricted stock awards.

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

In the normal course of its business activities, the Company provides letters of credit to secure the performance and/or payment of obligations, including the payment of worker's compensation obligations. Additionally, the Company has issued a letter of credit as collateral for $28.0 million of Port Improvement Revenue Bonds. At March 31, 2000, outstanding letters of credit and bonds approximated $39.6 million. Also in the normal course of its business activities, the Company provides guarantee and performance, bid, and payment bonds pursuant to agreements or obtaining such agreements to perform construction services. Some of these financial instruments are secured by parent company guarantees. The aggregate of these guarantees and bonds at March 31, 2000 was $20.1 million.

The Company estimates that the cost to complete capital expenditure projects in progress at March 31, 2000 approximates $14.3 million.

7. Industry Segment Information - The following tables present information about the profit or loss of each of the Company's reportable segments for the quarters ended March 31, 2000 and 1999. The information contains certain allocations of corporate expenses that the Company deems reasonable and appropriate for the evaluation of results of operations.



                                                Quarter Ended March 31,
                                                -----------------------
                                                   2000         1999
                                                ----------   ----------
                                                    (in thousands)
Revenues from external customers:
  Gulf of Mexico Offshore Construction           $ 16,881     $ 21,983
  Gulf of Mexico Diving                             4,031          903
  Gulf of Mexico Marine Support                     4,511        3,853
  West Africa                                      24,755       29,516
  Asia Pacific                                      3,213       20,290
  Latin America                                    21,080        1,161
  Middle East                                       3,983        1,207
                                                ----------   ----------
                                                 $ 78,454     $ 78,913
                                                ==========   ==========

Intersegment revenues:
  Gulf of Mexico Offshore Construction           $     53     $    998
  Gulf of Mexico Diving                             1,905        2,950
  Gulf of Mexico Marine Support                     1,144          585
                                                ----------   ----------
                                                 $  3,102     $  4,533
                                                ==========   ==========

Income (loss) before income taxes:
  Gulf of Mexico Offshore Construction           $ (5,051)    $   (196)
  Gulf of Mexico Diving                              (437)      (1,587)
  Gulf of Mexico Marine Support                      (139)        (597)
  West Africa                                       2,583        7,682
  Asia Pacific                                     (5,595)         349
  Latin America                                     2,200       (2,569)
  Middle East                                        (604)      (3,150)
                                                ----------   ----------
                                                   (7,043)         (68)
                                                ==========   ==========

The following table reconciles the reportable segments' revenues and profit or loss presented above, to the Company's consolidated totals.

                                                Quarter Ended March 31,
                                                -----------------------
                                                   2000         1999
                                                ----------   ----------
                                                    (in thousands)
Revenues
  Total for reportable segments                  $ 81,556     $	83,446
  Total for other segments                            302          389
  Elimination of intersegment revenues             (3,118)      (4,543)
                                                ----------   ----------
    Total consolidated revenues                  $ 78,740     $	79,292
                                                ==========   ==========
Income (loss) before income tax
  Total for reportable segments                  $ (7,043)    $    (68)
  Total for other segments (expense)                   12           20
  Unallocated corporate income                     (2,153)         364
                                                ----------   ----------
    Total consolidated income
      (loss) before tax                          $ (9,184)    $    316
                                                ==========   ==========


8. Comprehensive Income - Following is a summary of the Company's comprehensive income (loss) for the three months ended March 31, 2000 and 1999:

                                                Quarter Ended March 31,
                                                -----------------------
                                                   2000         1999
                                                ----------   ----------
                                                    (in thousands)

Net income (loss)                                $ (6,801)    $    198
Other comprehensive income (loss):
  Foreign currency translation adjustments             --        2,072)
                                                ----------   ----------
Comprehensive loss                               $ (6,801)    $ (1,874)



Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

General

The following discussion presents management's discussion and analysis of the Company's financial condition and results of operations. Certain of the statements included below, including those regarding future financial performance or results or that are not historical facts, are or contain "forward-looking" information as that term is defined in the Securities Act of 1933, as amended. The words "except," "believe,"
"anticipate," "project," "estimate," and similar expressions are intended to identify forward-looking statements. The Company cautions readers that any such statements are not guarantees of future performance or events and such statements involve risks, uncertainties and assumptions. Factors that could cause actual results to differ from those expected include, but are not limited to, dependence on the oil and gas industry and industry conditions, general economic conditions including interest rates and inflation, competition, the ability of the Company to continue its acquisition strategy, successfully manage its growth, and obtain funds to finance its growth, operating risks, contract bidding risks, the use of estimates for revenue recognition, risks of international operations, risks of vessel construction such as cost overruns, changes in government regulations, and disputes with construction contractors, dependence on key personnel and the availability of skilled workers during periods of strong demand, the impact of regulatory and environmental laws, the ability to obtain insurance, and other factors discussed below. Operating risks include hazards such as vessel capsizing, sinking, grounding, colliding, and sustaining damage in severe weather conditions. These hazards can also cause personal injury, loss of life, and suspension of operations. The risks inherent with international operations include political, social, and economic instability, exchange rate fluctuations, currency restrictions, nullification, modification, or renegotiations of contracts, potential vessel seizure, nationalization of assets, import-export quotas, and other forms of public and governmental regulation. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual results and outcomes may differ materially from those indicated in the forward-looking statements.

The following discussion should be read in conjunction with the Company's unaudited consolidated financial statements for the periods ended March 31, 2000 and 1999, included elsewhere in this report and the Company's audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report of Form 10-K for the year ended December 31, 1999.

Results of Operations

The following table sets forth, for the periods indicated, the Company's statements of operations expressed as a percentage of revenues.


                                                Quarter Ended March 31,
                                                -----------------------
                                                   2000         1999
                                                ----------   ----------
Revenues                                          100.0%       100.0%
Cost of revenues                                  (93.5)       (87.7)
                                                ----------   ----------
Gross profit                                        6.5         12.3
Goodwill amortization                              (1.0)        (0.1)
Equity in net earnings (loss) of
  unconsolidated affiliate                           --         (2.5)
Selling, general and administrative expenses       (9.8)        (7.2)
                                                ----------   ----------
Operating income (loss)                            (4.3)         2.5
Interest expense                                   (6.7)        (3.8)
Other income (expense), net                        (0.8)         1.7
                                                ----------   ----------
Income (loss) before income taxes                 (11.8)         0.4
Provision (benefit) for income taxes               (4.0)         0.2
                                                ----------   ----------
Income (loss) before cumulative effect of
  change in accounting principles                  (7.8)         0.2
Cumulative effect of change in accounting
  principle                                        (1.0)          --
                                                ----------   ----------
Net (loss) income                                  (8.8)%        0.2%
                                                ==========   ==========


Quarter Ended March 31, 2000 Compared to Quarter Ended March 31, 1999

Revenues. Revenues for the quarter ended March 31, 2000 were $78.7 million as compared to $79.3 million for the quarter ended March 31, 1999. The decrease in revenues resulted largely from decreased activity in certain areas including Asia Pacific, West Africa, and Gulf of Mexico Offshore Construction and was partially offset by an increase in revenues from Latin America and Gulf of Mexico Diving. Latin America increased due to the consolidation of the Company's Mexican operations, which occurred in July 1999.

Gross Profit. For the quarter ended March 31, 2000, the Company had gross profit of $5.1 million compared with $9.8 million for the quarter ended March 31, 1999. The 48% decrease was largely the result of decreased activity in certain areas including Asia Pacific, West Africa, and Gulf of Mexico Offshore Construction, which was partially offset by the Company's consolidation of its Mexican operations. Lower pricing for the Company's services further contributed to the decrease. As a percentage of revenues, gross profit for the quarter ended March 31, 2000 was 7% compared to the gross profit percentage earned for the quarter ended March 31, 1999 of 12%. Gross profit as a percent of revenues was lower in most areas due to pricing pressures and an increase in the percentage of lower margin international work.

Goodwill Amortization. Goodwill amortization expense increased due to the Company's acquisition of the offshore marine construction business of CCC Fabricaciones y Construcciones, S.A.
de C.V. in July 1999.

Selling, General and Administrative Expenses. For the quarter ended March 31, 2000, selling, general and administrative expenses were $7.7 million as compared to $5.7 million reported during the quarter ended March 31, 1999. As a percentage of revenues, they increased to 10% during the quarter ended March 31, 2000, compared to 7% during the quarter ended March 31, 1999. The increases in these costs were primarily attributable to the consolidation of the Company's Mexican operations and Carlyss facility and the strengthening of its marketing and business development areas with additional personnel.

Depreciation and Amortization. Depreciation and amortization, including amortization of dry-docking costs, for the quarter ended March 31, 2000 was $13.2 million compared to the $12.7 million recorded in the quarter ended March 31, 1999.

Effective January 1, 2000, the Company changed its depreciation methods on its construction barges from both straight line and units-of-production methods, to solely the units-of-production method, modified to reflect minimum levels of depreciation in years with nominal use. Specifically this modified units-of-production method uses units-of-production depreciation methodology coupled with a minimum 40% cumulative straight-line depreciation floor and an annual 20% straight-line floor. This change decreased quarterly net income by $0.5 million or less than $0.01 per share. The cumulative effect of the change was a reduction of net income of $0.8 million or less than $0.01 per share.

Effective January 1, 2000, the Company also changed the vessel life of its construction vessel Hercules. The Company increased the total estimated operating days to better reflect the estimated period during which the asset will remain in service. For the quarter ended March 31, 2000, the change had the effect of reducing depreciation expense by $0.5 million and increasing net income by $0.3 million or less than $0.01 per share.

These changes were made to better reflect how the assets are expected to be used over time, to provide a better matching of revenue and expenses and to be consistent with prevalent industry practice.

Interest Expense. Interest expense was $5.3 million (net of capitalized interest) for the quarter ended March 31, 2000, compared to $3.0 million for the quarter ended March 31, 1999. The increase was due primarily to higher average long-term debt outstanding and increased interest rates.

Other Expense. Other expenses increased $1.8 million due primarily to a foreign currency exchange loss in the quarter ended March 31, 2000 as compared to a foreign currency exchange gain and an insurance settlement gain in the comparable prior quarter.

Net Income (Loss). For the quarter ended March 31, 2000, the Company recorded a net loss of $6.8 million as compared to net income of $0.2 million recorded for the quarter ended March 31, 1999. Included in net income for the quarter ended March 31, 1999 is a $2.0 million loss associated with the Company's 49% ownership in CCC. The Company's effective tax rate for the quarter ended March 31, 2000 was 34%, compared to 37% for the quarter ended March 31, 1999.

Segment Information. The Company has identified seven reportable segments as required by SFAS 131. The following discusses the results of operations for each of those reportable segments.

Gulf of Mexico Offshore Construction - Overall decreased demand for offshore construction services in the Gulf of Mexico and resulting pricing decreases caused this segment's gross revenues to decline 26% to $16.9 million (including $0.1 million intersegment revenues) for the quarter ended March 31, 2000 compared to $22.9 million (including $1.0 million intersegment revenues) for the quarter ended March 31, 1999. The reduced pipelay activity and decreasing pricing caused income before taxes to decline to a loss of $5.1 million during the quarter ended March 31, 2000 compared to a loss of $0.2 million for the quarter ended March 31, 1999.

Gulf of Mexico Diving - Revenues from diving related services in the Gulf of Mexico increased 51% to $5.9 million (including $1.9 million intersegment revenues) for the quarter ended March 31, 2000 from $3.9 million (including $3.0 million intersegment revenues) for the quarter ended March 31, 1999. The increase is attributed to an increase in diver utilization. However, the segment had a loss before taxes for the period of $0.4 million compared to loss before taxes of $1.6 million for the same period ended March 31, 1999.

Gulf of Mexico Marine Support - Gulf of Mexico Marine Support benefited from increased activity during the quarter ended March 31, 2000. Gross revenues increased 30% to $5.7 million compared to $4.4 million for the quarter ended March 31, 2000. However, lower pricing resulted in a loss before taxes for the three months ended March 31, 2000 of $0.1 million compared to $0.6 million for the quarter ended March 31, 1999.

West Africa Construction - Decreased demand and reduced pricing also affected West Africa for the quarter ended March 31, 2000. Revenues decreased 17% to $24.8 million for the quarter ended March 31, 2000 compared to $30.0 million for the same period ended March 31, 1999. Income before taxes decreased to $2.6 million for the quarter ended March 31, 2000 compared to $7.7 for the same period ended March 31, 1999.

Asia Pacific Construction - Revenues from Asia Pacific construction decreased substantially to $3.2 million for the quarter ended March 31, 1999 as compared to $20.2 million for the quarter ended March 31, 1999. Income before taxes also declined to a loss of $5.6 million for the quarter ended March 31, 2000 compared to income before taxes of $0.3 million for the quarter ended March 31, 1999. Declines in revenues and earnings were due primarily to decreased activity.

Latin America Construction - The acquisition of CCC's offshore marine construction business in July 1999 resulted in higher revenues from Latin America for the quarter ended March 31, 2000 of $21.1 million compared to $1.2 million for the quarter ended March 31, 1999. Income before taxes increased to $2.2 million compared to a loss before taxes of $2.6 million for the same period ended March 31, 1999.

Middle East Construction - Revenues increased to $4.0 million for the quarter ended March 31, 2000 compared to $1.2 million for the quarter ended March 31, 1999. Loss before taxes decreased to $0.6 million for the period compared to $3.2 loss for the quarter ended March 31, 1999.

Liquidity and Capital Resources

The Company's cash balance decreased by $16.8 million. The Company's operations used cash flow of $6.1 million during the quarter ended March 31, 2000. During the quarter, the Company borrowed an additional $29.0 million of debt related to the Hercules Title XI financing. These funds currently reside in escrow and are expected to be released late in the second quarter. The Company funded investing activities of $35.2 million, which consisted of a net $24.0 million increase in escrow funds due principally to the Hercules Title XI transaction, fees related to the Hercules transaction, capital expenditures, and dry-docking costs. Working capital increased $16.4 million during the quarter ended March 31, 2000 from $58.6 million at December 31, 1999 to $75.0 million at March 31, 2000.

Capital expenditures during the quarter ended March 31, 2000 aggregated $3.7 million, including $0.8 million for the continued conversion and upgrade of the Hercules and $1.8 million for additional support structures related to the Carlyss, Louisiana deepwater support facility and pipebase.

The Company estimates that the cost to complete capital expenditure projects in progress at March 31, 2000, will be approximately $14.3 million, all of which is expected to be incurred during the next twelve months. The scheduled completion of the addition of reel pipelay capability to the Hercules is early in the third quarter of 2000. The estimated remaining costs to complete the Hercules upgrades are approximately $4.7 million. In addition, the Company has contracted to take delivery of a new 190-foot class liftboat early in the third quarter of 2000. The estimated cost of this vessel is $5.8 million.

Long-term debt outstanding at March 31, 2000, (including current maturities), includes $133.6 million of Title XI bonds, $28.6 million of Lake Charles Harbor and Terminal District bonds, $10.5 million of Heller Financial debt, $22.0 million drawn against the Company's revolving line of credit, and $81.7 million drawn against the Company's term facility.

The Company maintains a $300.0 million credit facility, which consists of a $175.0 million term loan facility and a $125.0 million revolving loan facility. Both the term and revolving loan facility mature on December 30, 2004. The term and revolving loan agreement permit both prime rate bank borrowings and London Interbank Offered Rate ("Libor") borrowings plus a floating spread. The spread for both prime rate and Libor borrowings will float up or down based on the Company's performance as determined by a leverage ratio. The spreads can range from 0.5% to 1.50% and 1.75% to 2.75% for prime rate and Libor based borrowings, respectively. In addition, the facility allows for certain fixed rate interest options on amounts outstanding. Both the term loan and the revolving loan facilities are subject to certain financial covenants with which the Company was in compliance with at March 31, 2000.

In February 2000, the Company completed Title XI mortgage financing for $99.0 million, at 7.71% per annum, for the conversion of the Hercules. These bonds financed both Phase I and Phase II of the Hercules conversion. Phase I proceeds, net of fees, amounts to $65.2 million and was used to pay down term debt under the Company's credit facility. Phase II proceeds, $29.1 million, reside in escrow and are expected to be released late in the second quarter. These bonds mature in 2025 and require semi-annual payments of $2.0 million, plus interest.

The Company's other Title XI bonds mature in 2003, 2005, 2020 and 2022. The bonds carry interest rates of 9.15%, 8.75%, 8.30% and 7.25% per annum, respectively, and require aggregate semi-annual payments of $0.9 million, plus interest. The agreements pursuant to which the Title XI bonds were issued contain certain covenants, including the maintenance of minimum working capital and net worth requirements. If not met, additional covenants result that restrict the operations of the Company and its ability to pay cash dividends. At March 31, 2000, the Company was in compliance with these covenants.

The Company also has short-term credit facilities at its foreign locations that aggregate $2.8 million and are secured by parent company guarantees. Additionally, in the normal course of business, the Company provides guarantees and performance, bid, and payment bonds pursuant to agreements, or in connection with bidding to obtain such agreements, to perform construction services. Some of these guarantees are secured by parent company guarantees. The aggregate of these guarantees and bonds at March 31, 2000 was $20.1 million.

The Company expects funds available under the Credit Agreement, available cash, and cash generated from operations to be sufficient to fund the Company's operations, scheduled debt retirement, and planned capital expenditures for the next twelve months. In addition, as the Company has historically done, it will continue to evaluate the merits of any opportunities that may arise for acquisitions of equipment or businesses, which may require additional liquidity.


Industry Outlook

The industry in general is optimistic but cautious in light of the increases in energy prices over the last twelve months. Oil and gas companies historically base their capital budgets primarily on the projected demand of oil and gas, their available reserves and the expected commodity prices. If this holds true, capital spending for these companies should increase resulting in an increase in the Company's domestic and international business volume and industry pricing desensitivity. The Company expects to see some affect of these changes in the late second half of fiscal 2000 and continuing into fiscal 2001.

Recent Accounting Pronouncement

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


Item 3.    Quantitative and Qualitative Disclosures about
           Market Risk

During the quarter ended March 31, 2000, the Company entered into a transaction involving a short-term financial derivative
instrument.   This transaction was completed during the quarter
and resulted in a gain, which was deferred over the appropriate periods. Quantitative and qualitative disclosures about market risk are in Item 7A of the Company's 10-K for the period ended December 31, 1999.



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


Item 6.    Exhibits and Reports of Form 8-K

          (a)  Exhibits:
               15.1 - Letter regarding unaudited interim financial
                      information.
               18.1 - Letter regarding change in accounting
                      principle
               27.1 - Financial Data Schedule.

          (b)  Reports on Form 8-K - None




                                  Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                 GLOBAL INDUSTRIES, LTD.

                                 By:  /s/ PETER S. ATKINSON

                                 --------------------------------------------
                                          Peter S. Atkinson
                                 Vice President, Chief Financial Officer
                                 (Principal Financial and Accounting Officer)



May 12, 2000