Form 10-Q
period 2000-06-30
GLOBAL INDUSTRIES LTD
filed 2000-08-14
CIK 895663

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549

                                FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2000


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


                  APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the Registrant's Common Stock outstanding, as of August 4, 2000 was 92,132,981.




                           Global Industries, Ltd.
                              Index - Form 10-Q


                                   Part I


Item 1.     Financial Statements - Unaudited
              Independent Accountants' Report                        3
              Consolidated Statements of Operations                  4
              Consolidated Balance Sheets                            5
              Consolidated Statements of Cash Flows                  6
              Notes to Consolidated Financial Statements	     7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                   10

Item 3.     Quantitative and Qualitative Disclosures about
              Market Risk                                           18


                                   Part II

Item 1.     Legal Proceedings                                       19

Item 4.     Submission of Matters to a Vote of Security Holders     19

Item 6.     Exhibits and Reports of Form 8-K	                    19

            Signature                                               20




                       PART 1 - FINANCIAL INFORMATION


Item 1.     Financial Statements.


INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Shareholders of Global Industries, Ltd.

We have reviewed the condensed consolidated financial statements of Global Industries, Ltd. and subsidiaries, as listed in the accompanying index, as of June 30, 2000 and for the quarter and six month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

August 2, 2000
New Orleans, Louisiana




                          Global Industries, Ltd.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
             (Dollars in thousands, except per share data)
                                (Unaudited)



                                          Quarter Ended      Six Months Ended
                                            June 30,             June 30,
                                    --------------------- ---------------------
                                       2000       1999       2000       1999
                                    ---------- ---------- ---------- ----------
Revenues                            $  68,022  $  92,343  $ 146,762  $ 171,635

Cost of Revenues                       61,563     83,232    135,157    152,770

Gross Profit                            6,459      9,111     11,605     18,865

Goodwill Amortization                     696         42      1,451         84
Equity in Loss of Unconsolidated
 Affiliate                                 --      3,000         --      5,000
Selling, General and
 Administrative Expenses                8,238      6,952     15,933     12,682
                                    ---------- ---------- ---------- ----------

Operating Income (Loss)                (2,475)      (883)    (5,779)     1,099
                                    ---------- ---------- ---------- ----------

Other Expense (Income):
  Interest Expense                      5,504      2,647     10,759      5,636
  Other                                (2,802)    (1,835)    (2,177)    (3,158)
                                    ---------- ---------- ---------- ----------
                                        2,702        812      8,582      2,478
                                    ---------- ---------- ---------- ----------

Loss Before Income Taxes               (5,177)    (1,695)   (14,361)    (1,379)
Provision (Benefit) for Income
 Taxes                                    293       (601)    (2,873)      (483)
                                    ---------- ---------- ---------- ----------
Loss before Cumulative Effect of
 Change in Accounting Principle        (5,470)    (1,094)   (11,488)      (896)

Cumulative Effect of Change in
 Accounting Principle(net of
 $0.4 million of tax)                      --         --        783         --
                                    ---------- ---------- ---------- ----------
Net Loss                            $  (5,470) $  (1,094) $ (12,271) $    (896)
                                    ========== ========== ========== ==========

Weighted Average Common Shares
 Outstanding:
  Basic                             91,904,000 90,723,000 91,790,000 90,787,000
  Diluted                           91,904,000 90,723,000 91,790,000 90,787,000
Loss Per Share Before Cumulative
 Effect:
  Basic                             $   (0.06) $   (0.01) $   (0.13) $   (0.01)
  Diluted                           $   (0.06) $   (0.01) $   (0.13) $   (0.01)
Net Loss Per Share:
  Basic                             $   (0.06) $   (0.01) $   (0.13) $   (0.01)
  Diluted                           $   (0.06) $   (0.01) $   (0.13) $   (0.01)
Pro forma amounts assuming
 retroactive application
 of change in accounting
 principle:
  Net Loss                          $  (5,470) $  (1,259) $ (12,271) $  (1,202)
  Basic                             $   (0.06) $   (0.01) $   (0.13) $   (0.01)
  Diluted                           $   (0.06) $   (0.01) $   (0.13) $   (0.01)


                     See Notes to Consolidated Financial Statements.




                           Global Industries, Ltd.
                         CONSOLIDATED BALANCE SHEETS
                           (Dollars in thousands)
                                 (Unaudited)


                                                    June 30,    December 31,
                                                      2000          1999
                                                  ------------  ------------
ASSETS
Current Assets:
 Cash                                              $   30,316    $   34,087
 Escrowed funds                                        29,855         5,796
 Receivables                                           96,957        92,835
 Other receivables                                      9,787         8,600
 Prepaid expenses and other                            10,036         8,162
 Assets held for sale                                   5,335            --
                                                  ------------  ------------
  Total current assets                                182,286       149,480
                                                  ------------  ------------
Escrowed Funds                                             38           922
                                                  ------------  ------------
Property and Equipment, net                           530,949       539,178
                                                  ------------  ------------
Other Assets:
 Deferred charges, net                                 22,923        20,979
 Goodwill, net                                         42,639        43,997
 Other                                                  1,259         1,379
                                                  ------------  ------------
  Total other assets                                   66,821        66,355
                                                  ------------  ------------
   Total                                           $  780,094    $  755,935
                                                  ============  ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Current maturities of long-term debt              $   26,582    $   20,165
 Accounts payable                                      55,142        50,033
 Employee-related liabilities                           7,439         7,244
 Income taxes payable                                     166         5,352
 Other accrued liabilities                             16,237         8,125
                                                  ------------  ------------
  Total current liabilities                           105,566        90,919
                                                  ------------  ------------
Long-Term Debt                                        253,974       232,242
                                                  ------------  ------------
Deferred Income Taxes                                  31,834        34,596
                                                  ------------  ------------

Shareholders' Equity
Common stock issued, 93,543,110 and
 92,670,940 shares, respectively                          935           926
Additional paid-in capital                            218,913       216,109
Treasury stock at cost (1,429,500 shares)             (15,012)      (15,012)
Accumulated other comprehensive loss	               (8,970)       (8,970)
Retained earnings                                     192,854       205,125
                                                  ------------  ------------
  Total shareholders' equity                          388,720       398,178
                                                  ------------  ------------
   Total                                           $  780,094    $  755,935
                                                  ============  ============


               See Notes to Consolidated Financial Statements.




                             Global Industries, Ltd.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                   Six Months Ended June 30,
                                                  --------------------------
                                                      2000          1999
                                                  ------------  ------------
Cash Flows From Operating Activities:
Net loss                                           $  (12,271)   $     (896)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
  Depreciation and amortization                        24,335        24,481
  Deferred income taxes                                (2,340)        1,750
  Equity in net loss of unconsolidated affiliate           --         5,000
  Cumulative effect of change in accounting
   principle                                              783            --
  Other                                                   (55)          252
  Changes in operating assets and liabilities
    Receivables                                        (5,302)        2,554
    Receivables from unconsolidated affiliate              --        (7,151)
    Prepaid expenses and other                         (2,258)       (1,940)
    Accounts payable and accrued liabilities           10,520           116
                                                  ------------  ------------
     Net cash provided by operating activities         13,412        24,166
                                                  ------------  ------------

Cash Flows From Investing Activities:
Additions to property and equipment                   (13,324)      (20,357)
Escrowed funds, net                                   (23,175)        4,324
Additions to deferred charges                          (9,761)       (4,476)
Net advances to unconsolidated affiliate                   --        (8,523)
Other                                                      --          (190)
                                                  ------------  ------------
     Net cash used in investing activities            (46,260)      (29,222)
                                                  ------------  ------------

Cash Flows From Financing Activities:
Proceeds from sale of common stock                      2,044           873
Proceeds from short-term debt                              --         1,490
Proceeds from long-term debt                          134,200           556
Payments of long-term debt                           (107,167)           --
                                                  ------------  ------------
     Net cash provided by financing activities         29,077         2,919
                                                  ------------  ------------

Effect of Exchange Rate Changes on Cash                    --          (100)

Cash:
Decrease                                               (3,771)       (2,237)
Beginning of period                                    34,087        25,368
                                                  ------------  ------------
End of period                                      $   30,316    $   23,131
                                                  ============  ============

           See Notes to Consolidated Financial Statements




                          Global Industries, Ltd.
           Notes to Consolidated Financial Statements (Unaudited)


1. Basis of Presentation - The accompanying unaudited consolidated financial statements include the accounts of Global Industries, Ltd. and its wholly owned subsidiaries (the "Company") and, for the period ended June 30, 1999, the Company's 49% ownership interest in CCC Fabricaciones y Construcciones, S.A. de C.V. which is accounted for under the equity method.

In the opinion of management of the Company, all adjustments (such adjustments consisting only of a normal recurring nature) necessary for a fair presentation of the operating results for the interim periods presented have been included in the unaudited consolidated financial statements. Operating results for the period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Independent public accountants as stated in their report included herein have reviewed the financial statements required by Rule 10-01 of Regulation S-X.

Certain reclassifications have been made to the prior period financial statements in order to conform with the classifications adopted for reporting in fiscal year 2000.

2. Recent Accounting Pronouncement - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS
133"). SFAS 133 was subsequently amended by SFAS 137 in June 1999 and SFAS 138 in June 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities and requires, among other things, that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company will adopt the accounting standard effective for its fiscal year beginning January 1, 2001, as required. The Company has considered the implications of SFAS 133, as amended, and concluded that implementation of the new standard is not currently expected to have a material effect on the consolidated financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue
Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101, as amended, is effective beginning in the fourth quarter of 2000. Management currently believes that this new accounting pronouncement should not have any material effect on the Company's consolidated financial statements.

3. Accounting Changes  -

Change in Accounting Principle - Effective January 1, 2000, the Company changed its depreciation methods on its construction barges from both straight line and units-of-production methods, to solely the units-of-production method, modified to reflect minimum levels of depreciation in years with nominal use. Specifically this modified units-of-production method uses units-of-production depreciation methodology coupled with a minimum 40% cumulative straight-line depreciation floor and an annual 20% straight-line floor. This change decreased net income by $0.3 million or less than $0.01 per share and $0.8 million or $0.01 per share for the quarter and six months ended June 30, 2000, respectively. The cumulative effect of the change was a reduction of net income of $0.8 million or less than $0.01 per share.

Change in Accounting Estimate - Effective January 1, 2000, the Company also changed the vessel life of its construction vessel Hercules. The Company increased the total estimated operating days to better reflect the estimated period during which the asset will remain in service. For the quarter ended June 30, 2000, the change had the effect of reducing depreciation expense by $0.1 million and increasing net income by $0.1 million or less than $0.01 per share. For the six months ended June 30, 2000, the change had the effect of reducing depreciation expense by $0.6 million and increasing net income by $0.5 million or $0.01 per share.

These changes were made to better reflect how the assets are expected to be used over time, to provide a better matching of revenue and expenses and to be consistent with prevalent industry practice.

4. Assets Held for Sale - The Company reclassified certain fixed assets out of Property and Equipment into Assets Held for Sale. These assets, which are expected to be sold within twelve months, have been taken out of service and are no longer being depreciated.

5. Financing Arrangements - On December 30, 1999, the Company consummated a new $300.0 million credit facility, which consists of a $175.0 million term loan facility and a $125.0 million revolving loan facility. This new facility replaced the Company's previous facility, which consisted of a $250.0 million revolving credit facility. Both the term and revolving loan facility mature on December 30, 2004. Both the term loan and the revolving loan facilities are subject to certain financial covenants with which the Company was in compliance with at June 30, 2000. One of these financial covenants is near its limit and the Company's current expectations of its operations may result in one or more of such covenants not being met at the end of the third quarter. If such covenants cannot be met, the Company expects to seek waivers from its lenders.

In February 2000, the Company completed Title XI mortgage financing for $99.0 million, at 7.71% per annum, related to the conversion of the Hercules. These bonds financed both Phase I and Phase II of the Hercules conversion. Phase I proceeds, net of fees, amounts to $65.2 million and were used to pay down term debt under the Company's credit facility. Phase II proceeds, $29.1 million held in escrow, are expected to be released in the third or early fourth quarter of 2000. These bonds mature in 2025 and require semi-annual payments of $2.0 million, plus interest.

The Company is a party to interest rate swap agreements, which effectively modifies the interest characteristics of $65,000,000 of its outstanding long-term debt. The agreements involve the exchange of a variable interest rate of LIBOR plus 2.75% for amounts based on fixed interest rates of between 7.32% to 7.38% plus 2.75%. These swaps have maturities between twelve to thirty-six months.

6. Commitments and Contingencies - The Company is a party to legal proceedings and potential claims arising in the ordinary course of business. Management does not believe these matters will materially effect the Company's consolidated financial statements.

In November of 1999, the Company notified Groupe GTM that as a result of material adverse changes and other breaches by Groupe GTM, the Company was no longer bound by and was terminating the Share Purchase Agreement to purchase the shares of ETPM S.A. Groupe GTM responded stating that they believed the Company was in breach. The Share Purchase Agreement provided for liquidated damages of $25.0 million to be paid by a party that failed to consummate the transaction under certain circumstances. The Company has notified Groupe GTM that it does not believe that the liquidated damages provision is applicable to its termination of the Share Purchase Agreement. On December 23, 1999, Global filed suit against Groupe GTM in Tribunal de Commerce de Paris to recover damages. On June 21, 2000, GTM filed an answer and counterclaim against Global seeking the liquidated damages of $25.0 million and other damages, costs and expenses of approximately $1.5 million. The Company believes that the outcome of these matters will not have a material adverse effect on its business or financial statements.

In the normal course of its business activities, the Company provides letters of credit to secure the performance and/or payment of obligations, including the payment of worker's compensation obligations. Additionally, the Company has issued a letter of credit as collateral for $28.0 million of Port Improvement Revenue Bonds. At June 30, 2000, outstanding letters of credit and bonds approximated $40.1 million. Also in the normal course of its business activities, the Company provides guarantee and performance, bid, and payment bonds pursuant to agreements or obtaining such agreements to perform construction services. Some of these financial instruments are secured by parent company guarantees. The aggregate of these guarantees and bonds at June 30, 2000 was $32.2 million.

The Company estimates that the cost to complete capital expenditure projects in progress at June 30, 2000 approximates $6.2 million.

7. Industry Segment Information - The following tables present information about the profit or loss of each of the Company's reportable segments for the quarters and six months ended
June 30, 2000 and 1999. The information contains certain allocations of corporate expenses that the Company deems reasonable and appropriate for the evaluation of results of operations.


                                      Quarter Ended       Six Months Ended
                                         June 30,              June 30,
                                  ---------- ----------  ---------- ----------
                                     2000       1999        2000       1999
                                  ---------- ----------  ---------- ----------
                                                 (in thousands)
Revenues from external
 customers:
  Gulf of Mexico Offshore
   Construction                   $  25,048  $  29,284   $  41,929  $  51,266
  Gulf of Mexico Diving               5,485      8,090       9,516      8,993
  Gulf of Mexico Marine Support       5,967      4,015      10,478      7,869
  West Africa                         7,367     21,721      32,122     51,237
  Asia Pacific                        9,455     20,314      12,650     40,604
  Latin America                       8,734      7,057      29,814      8,218
  Middle East                         5,514      1,575       9,497      2,782
                                  ---------- ----------  ---------- ----------
                                  $  67,570  $  92,056   $ 146,006  $ 170,969
                                  ========== ==========  ========== ==========

 Intersegment revenues:
  Gulf of Mexico Offshore
   Construction                   $     405  $      93   $     458  $     476
  Gulf of Mexico Diving               3,117      1,159       5,021      4,109
  Gulf of Mexico Marine Support       1,150      1,018       2,293      1,602
  Asia Pacific                           61         --          79         --
  Middle East                            28         --          28         --
                                  ---------- ----------  ---------- ----------
                                  $   4,761  $   2,270   $   7,879  $   6,187
                                  ========== ==========  ========== ==========

Income (loss) before income taxes:
 Gulf of Mexico Offshore
   Construction                   $    (865) $   1,374   $  (5,916) $   1,178
 Gulf of Mexico Diving                 (367)      (360)       (804)    (1,947)
 Gulf of Mexico Marine Support          162     (1,014)         23     (1,611)
 West Africa                         (2,703)     2,680        (120)    10,362
 Asia Pacific                        (1,382)    (1,124)     (6,977)      (775)
 Latin America                       (2,942)    (2,808)       (742)    (5,377)
 Middle East                            796     (1,117)        192     (4,267)
                                  ---------- ----------  ---------- ----------
                                  $  (7,301) $  (2,369)  $ (14,344) $  (2,437)
                                  ========== ==========  ========== ==========

The following table reconciles the reportable segments' revenues and profit or loss presented above, to the Company's consolidated totals.

                                      Quarter Ended       Six Months Ended
                                         June 30,              June 30,
                                  ---------- ----------  ---------- ----------
                                     2000       1999        2000       1999
                                  ---------- ----------  ---------- ----------
                                                  (in thousands)
Total revenues for reportable
 segments                         $  72,331  $  94,326   $ 153,885  $ 177,156
Total revenues for other
 segments                               452        287         756        666
Elimination of intersegment
 revenues                            (4,761)    (2,270)     (7,879)    (6,187)
                                  ---------- ----------  ---------- ----------
  Total consolidated revenues     $  68,022  $  92,343   $ 146,762  $ 171,635
                                  ========== ==========  ========== ==========

Total loss for reportable
 segments                         $  (7,301) $  (2,369)  $ (14,344) $  (2,437)
Total income (loss) for
 other segments                          (8)         5         (57)        25
Unallocated corporate income          2,132        669          40      1,033
                                  ---------- ----------  ---------- ----------
  Total consolidated loss
   before taxes                   $  (5,177) $  (1,695)  $ (14,361) $  (1,379)
                                  ========== ==========  ========== ==========

8. Comprehensive Income - Following is a summary of the Company's comprehensive income (loss) for the quarters and six months ended June 30, 2000 and 1999:


                                      Quarter Ended       Six Months Ended
                                         June 30,              June 30,
                                  ---------- ----------  ---------- ----------
                                     2000       1999        2000       1999
                                  ---------- ----------  ---------- ----------
                                                  (in thousands)
Net loss                          $  (5,470) $  (1,094)  $ (12,271) $    (896)
Other comprehensive income(loss):
 Foreign currency translation
  adjustments                            --      1,987          --        (85)
                                  ---------- ----------  ---------- ----------
Comprehensive income (loss)       $  (5,470) $     893   $ (12,271) $    (981)


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

The following discussion should be read in conjunction with the Company's unaudited consolidated financial statements for the periods ended June 30, 2000 and 1999, included elsewhere in this report and the Company's audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report of Form 10-K for the year ended December 31, 1999.

Results of Operations

The following table sets forth, for the periods indicated, the Company's statements of operations expressed as a percentage of revenues.




                                      Quarter Ended       Six Months Ended
                                         June 30,              June 30,
                                  ---------- ----------  ---------- ----------
                                     2000       1999        2000       1999
                                  ---------- ----------  ---------- ----------
Revenues                            100.0%    100.0%      100.0%     100.0%
Cost of  Revenues	             90.5       90.1        92.1       89.0
                                  ---------- ----------  ---------- ----------
Gross Profit                          9.5        9.9         7.9       11.0
Goodwill Amortization	              1.0        0.0         1.0        0.0
Equity in Loss of
 Unconsolidated Affiliate              --        3.3          --        2.9
Selling, General and
 Administrative Expenses             12.1        7.5        10.9        7.4
                                  ---------- ----------  ---------- ----------
Operating Income (Loss)              (3.6)      (0.9)       (4.0)       0.7
Interest Expense	              8.1        2.9         7.3        3.3
Other Expense (Income), net	     (4.1)      (1.9)       (1.5)      (1.8)
                                  ---------- ----------  ---------- ----------
Loss Before Income Taxes             (7.6)      (1.9)       (9.8)      (0.8)
Provision (Benefit) for Income
 Taxes                                0.4       (0.7)       (2.0)      (0.3)
                                  ---------- ----------  ---------- ----------
Loss Before Cumulative Effect
 of Change in Accounting
 Principle                           (8.0)      (1.2)       (7.8)      (0.5)
Cumulative Effect of Change in
 Accounting Principle                  --         --         0.5         --
                                  ---------- ----------  ---------- ----------
Net Loss                             (8.0)%     (1.2)%      (8.3)%     (0.5)%
                                  ========== ========== =========== ==========


Quarter Ended June 30, 2000 Compared to Quarter Ended June 30, 1999

Revenues. Revenues for the quarter ended June 30, 2000 were $68.0 million as compared to $92.3 million for the quarter ended June 30, 1999. The decrease in revenues resulted largely from decreased activity in certain areas including Asia Pacific, West Africa, Mexico and Gulf of Mexico Offshore Construction and was partially offset by an increase in revenues from Middle East and Gulf of Mexico Marine Support.

Gross Profit. For the quarter ended June 30, 2000, the Company had gross profit of $6.5 million compared with $9.1 million for the quarter ended June 30, 1999. The 29% decrease was largely the result of decreased activity in certain areas including Asia Pacific, West Africa, and Gulf of Mexico Offshore Construction. Gulf of Mexico offshore construction pricing pressures further contributed to the decrease. As a percentage of revenues, gross profit for the quarter ended June 30, 2000 was 10% compared to the gross profit percentage earned for the quarter ended June 30, 1999 of 10%. Gross profit as a percent of revenues was lower in most areas due to pricing pressures.

Goodwill Amortization/Equity in Loss of Unconsolidated Affiliate. Goodwill amortization expense increased to $0.7 million in the quarter ended June 30, 2000 from a nominal amount in the comparable period in 1999 due to amortization of goodwill resulting from the Company's acquisition of the offshore marine construction business of CCC Fabricaciones y Construcciones, S.A. de C.V. in July 1999. In the quarter ended June 30, 2000 the Company reported no equity loss of unconsolidated affiliate as a result of the transfer of its interest in CCC in July 1999.

Selling, General and Administrative Expenses. For the quarter ended June 30, 2000, selling, general and administrative expenses were $8.2 million as compared to $7.0 million reported during the quarter ended June 30, 1999. As a percentage of revenues, they increased to 12% during the quarter ended June 30, 2000, compared to 8% during the quarter ended June 30, 1999. The percentage increase is due primarily to the reduction in revenues with no corresponding decrease in selling, general and administrative expenses, coupled with the addition of costs attributable to the consolidation of the Company's Mexican operations.

Depreciation and Amortization. Depreciation and amortization, including amortization of dry-docking costs, for the quarter ended June 30, 2000 was $11.1 million compared to the $11.8 million recorded in the quarter ended June 30, 1999.

Effective January 1, 2000, the Company changed its depreciation methods on its construction barges from both straight line and units-of-production methods, to solely the units-of-production method, modified to reflect minimum levels of depreciation in years with nominal use. Specifically, this modified units-of-production method uses units-of-production depreciation methodology coupled with a minimum 40% cumulative straight-line depreciation floor and an annual 20% straight-line floor. This change decreased quarterly net income by $0.3 million or less than $0.01 per share.

Effective January 1, 2000, the Company also changed the vessel life of its construction vessel Hercules. The Company increased the total estimated operating days to better reflect the estimated period during which the asset will remain in service. For the quarter ended June 30, 2000, the change had the effect of reducing depreciation expense by $0.1 million and increasing net income by $0.1 million or less than $0.01 per share.

Interest Expense. Interest expense was $5.5 million (net of capitalized interest) for the quarter ended June 30, 2000, compared to $2.6 million for the quarter ended June 30, 1999. The increase was due primarily to higher average long-term debt outstanding and increased interest rates.

Other Expense / Income. Other income increased $1.0 million primarily due to a third party settlement gain and increased interest income on funds in escrow.

Net Loss. For the quarter ended June 30, 2000, the Company recorded a net loss of $5.5 million as compared to a net loss of $1.1 million recorded for the quarter ended June 30, 1999. Due to lower than expected earnings in certain of the Company's foreign jurisdictions, during the quarter the Company lowered its effective tax rate to 20% for the year, from 35% for the year in the quarter ended March 31, 2000. The effective tax rate for the quarter ended June 30, 1999 was 35%.

Segment Information. The Company has identified seven reportable segments as required by SFAS 131. The following discusses the results of operations for each of those reportable segments.

Gulf of Mexico Offshore Construction - Overall decreased demand for offshore construction services in the Gulf of Mexico and resulting pricing decreases caused this segment's gross revenues to decline 13% to $25.5 million (including $0.4 million intersegment revenues) for the quarter ended June 30, 2000 compared to $29.4 million (including $0.1 million intersegment revenues) for the quarter ended June 30, 1999. The reduced pipelay activity and decreasing pricing caused income before taxes to decline to a loss of $0.9 million during the quarter ended June 30, 2000 compared to income of $1.4 million for the quarter ended June 30, 1999.

Gulf of Mexico Diving - Revenues from diving related services in the Gulf of Mexico decreased 8% to $8.6 million (including $3.1 million intersegment revenues) for the quarter ended June 30, 2000 from $9.3 million (including $1.2 million intersegment revenues) for the quarter ended June 30, 1999. The decrease is attributed to a decrease in diver utilization. The segment had a loss before taxes for the period of $0.4 million compared to loss before taxes of $0.4 million for the same period ended June 30, 1999.

Gulf of Mexico Marine Support - Increased demand and pricing increased Gulf of Mexico Marine Support revenues 42% to $7.1 million (including $1.2 million intersegment revenues) for the quarter ended June 30, 1999, compared to $5.0 million (including $1.0 million intersegment revenues) for the quarter ended June 30, 1999. Increased pricing and utilization resulted in income before taxes for the three months ended June 30, 2000 of $0.2 million compared to a loss of $1.0 million for the quarter ended June 30, 1999.

West Africa - Due to decreased demand and the completion of one large contract in the quarter ended June 30, 1999, revenues decreased 66% to $7.4 million for the quarter ended June 30, 2000 compared to $21.7 million for the same period ended June 30, 1999. Income before taxes decreased to a loss of $2.7 million for the quarter ended June 30, 2000 compared to income of $2.7 million for the same period ended June 30, 1999.

Asia Pacific - Revenues from Asia Pacific construction decreased substantially to $9.5 million for the quarter ended June 30, 2000 as compared to $20.3 million for the quarter ended June 30, 1999. Income before taxes also declined to a loss of $1.4 million for the quarter ended June 30, 2000 compared to a loss before taxes of $1.1 million for the quarter ended June 30, 1999. Declines in revenues and earnings were due primarily to decreased activity.

Latin America - The acquisition of CCC's offshore marine construction business in July 1999 resulted in higher revenues and higher costs from Latin America for the quarter ended June 30, 2000. Revenue for the quarter was $8.7 million compared to $7.1 million for the quarter ended June 30, 1999. Income before taxes decreased to a loss of $2.9 million compared to a loss before taxes of $2.8 million for the same period ended June 30, 1999.

Middle East - Due to increases in activity, revenues increased to $5.5 million for the quarter ended June 30, 2000 compared to $1.6 million for the quarter ended June 30, 1999. Income before taxes increased to $0.8 million for the period compared to a $1.1 loss for the quarter ended June 30, 1999.

Six Months Ended June 30, 2000 Compared to Six Months Ended
June 30, 1999

Revenues. Revenues for the six months ended June 30, 2000 of $146.7 million were 15% lower than revenues for the six months ended June 30, 1999 of $171.6 million. The decrease in revenues resulted largely from decreased activity in certain areas including Gulf of Mexico, West Africa and Asia Pacific, and was partially offset by increased Latin America, Middle East and Gulf of Mexico Marine support activity and revenues. The decrease is also attributable to lower pricing for the Company's services resulting from declining demand and increased competition for available projects.


Gross Profit. For the six months ended June 30, 2000, the Company had gross profit of $11.6 million compared with $18.9 million for the six months ended June 30, 1999. The 39% decrease was largely the result of decreased activity and lower pricing for the Company's services in certain areas including Gulf of Mexico Offshore Construction, West Africa, and Asia Pacific. As a percentage of revenues, gross profit for the six months ended
June 30, 2000 was 8% compared to the gross profit percentage earned for the six months ended June 30, 1999 of 11%.

Goodwill Amortization/Equity in Loss of Unconsolidated Affiliate. Goodwill amortization expense increased to $1.5 million in the quarter ended June 30, 2000 from $0.1 million in the comparable period in 1999 due to amortization of goodwill resulting from the Company's acquisition of the offshore marine construction business of CCC Fabricaciones y Construcciones, S.A. de C.V. in July 1999. In the six months ended June 30, 2000 the Company reported no equity loss of unconsolidated affiliate as a result of the transfer of its interest in CCC in July 1999.

Selling, General, and Administrative Expenses. For the six months ended June 30, 2000, selling, general, and administrative expenses of $15.9 million were 25% higher than the $12.7 million reported during the six months ended June 30, 1999. As a percentage of revenues, they increased to 11% during the six months ended June 30, 2000, compared to 7% during the six months ended June 30, 1999. The increase is principally attributable to the consolidation of the Company's Mexican operations.

Depreciation and Amortization. Depreciation and amortization, including amortization of drydocking costs, for the six months ended June 30, 2000 was $24.3 million compared to the $24.5 million recorded in the six months ended June 30, 1999.

Effective January 1, 2000, the Company changed its depreciation methods on its construction barges from both straight line and units-of-production methods, to solely the units-of-production method, modified to reflect minimum levels of depreciation in years with nominal use. Specifically this modified units-of-production method uses units-of-production depreciation methodology coupled with a minimum 40% cumulative straight-line depreciation floor and an annual 20% straight-line floor. This change decreased net income by $0.8 million or $0.01 per share for the six months ended June 30, 2000.

Effective January 1, 2000, the Company also changed the vessel life of its construction vessel Hercules. The Company increased the total estimated operating days to better reflect the estimated period during which the asset will remain in service. For the six months ended June 30, 2000, the change had the effect of reducing depreciation expense by $0.6 million and increasing net income by $0.5 million or $0.01 per share.

These changes were made to better reflect how the assets are expected to be used over time, to provide a better matching of revenue and expenses and to be consistent with prevalent industry practice.

Interest Expense. Interest expense was $10.8 million net of capitalized interest for the six months ended June 30, 2000, compared to $5.6 million for the six months ended June 30, 1999. The increase was principally due to higher average long-term debt outstanding and higher interest rates.

Net Loss. Net loss for the six months ended June 30, 2000 was $12.3 million, compared to a net loss of $0.9 million recorded for the six months ended June 30, 1999, principally due to the overall decline in demand for the Company's services, pricing decreases, and increased interest expense. Due to lowered than expected earnings in certain of the Company's foreign jurisdictions, the Company lowered its effective tax rate to 20% for the year. The Company's effective tax rate was 35% in the quarter ended March 31, 2000. The effective tax rate for the six months ended June 30, 1999 was 35%. These changes to the effective tax rate further compounded the Company's losses.

Segment Information. The Company has identified seven reportable segments as required by SFAS 131. The following discusses the results of operations for each of those reportable segments.

Gulf of Mexico Offshore Construction - During the six months ended June 30, 2000, revenues declined due to decreased demand for offshore construction services in the Gulf of Mexico and resulting pricing pressures. This segment's gross revenues declined 18% to $42.4 million (including $0.5 million intersegment revenues) for the six months ended June 30, 2000 compared to $51.7 million (including $0.5 million intersegment revenues) for the six months ended June 30, 1999. Income before income taxes decreased to a loss of $5.9 million during the six months ended June 30, 2000 compared to income before income taxes of $1.2 million for the six months ended June 30, 1999.

Gulf of Mexico Diving - Gross revenues from diving-related services in the Gulf of Mexico increased due to increased activity. Revenues for the six months ended June 30, 2000 increased 11% to $14.5 million (including $5.0 million intersegment revenues) compared to $13.1 million (including $4.1 million intersegment revenues) for the same period of 1999. The segment had a loss before income taxes for the six months ended June 30, 2000 of $0.8 million compared to a loss before income taxes of $1.9 million during the same period ended June 30, 1999.

Gulf of Mexico Marine Support - Gulf of Mexico Marine Support continued to benefit from increased activity and pricing during the six months ended June 30, 2000. Revenues from this segment increased 35% to $12.8 million (including $2.3 million intersegment revenues) for the six months ended June 30, 2000, compared to $9.5 million (including $1.6 million intersegment revenues) for the same period of 1999. As a result of an overall increase in activity levels and improved prices, income before tax increased of $1.6 million to a nominal gain for the six months ended June 30, 2000, compared to a loss before income taxes of $1.6 million during the six months ended June 30, 1999.

West Africa - For the six months ended June 30, 2000, gross revenues decreased 37% to $32.1 million compared to $51.2 million for the six months ended June 30, 1999. The decline in revenues is due primarily to the completion of two large contracts in the six months ended June 30, 1999, one of which had a large level of fabrication and procurement content. The decline in profits to a loss of $0.1 million, from income before tax of $10.3 million for the six months ended June 30, 1999, was primarily the result of these contracts ending.

Asia Pacific - Asia Pacific revenues decreased to $12.7 million for the six months ended June 30, 2000 from $40.6 million for the six months ended June 30, 1999. This reduction was due primarily to reduced activity and the completion of one large pipelay contract in the six months ended June 30, 1999. Income before tax declined to a $7.0 million loss as compared to a loss of $0.8 million for the periods ended June 30, 2000 and June 30, 1999, respectively. The decline in profits was attributable to the ending of the aforementioned project and increased pricing pressures.

Latin America - The acquisition of CCC's offshore marine construction business in July 1999 resulted in higher revenues for Latin America for the six months ended June 30, 2000. Revenues increased to $29.8 million from $8.2 million for June 30, 2000 and June 30, 1999, respectively. The loss before tax improved by $4.6 million to a loss of $0.7 million for the period ended June 30, 2000 as compared to the period ended June 30, 1999.

Middle East - Revenues increased to $9.5 million for the six months ended June 30, 2000 compared to $2.8 million for the six months ended June 30, 1999. The increase in revenues is due to the increase in scope of one project. Income before tax increased to $0.2 million for the period compared to a loss after tax of $4.3 million for the six months ended June 30, 1999.


Liquidity and Capital Resources

The Company's cash balance decreased by $3.8 million to $30.3 million at June 30, 2000 compared to $34.1 million at December 31, 1999. The Company's operations generated cash flow of $13.4 million during the six months ended June 30, 2000. During the six months, the Company borrowed an additional $29.1 million of debt related to the Hercules Title XI financing. These funds currently reside in escrow and are expected to be released in the third or early fourth quarter of 2000. The Company funded investing activities of $46.3 million, which consisted of a net $23.2 million increase in escrow funds due principally to the Hercules Title XI transaction, capital expenditures of $13.3 million, and dry-docking costs of $ 9.8 million. Working capital increased $18.1 million during the six months ended June 30, 2000 from $58.6 million at December 31, 1999 to $76.7 million at June 30, 2000.

Capital expenditures during the six months ended June 30, 2000 aggregated $13.3 million, for the continued conversion and upgrade of the Hercules, for the purchase of a new 190-foot class liftboat and for additional support structures related to the Carlyss, Louisiana deepwater support facility and pipebase.

The Company estimates that the cost to complete capital expenditure projects in progress at June 30, 2000, will be approximately $6.2 million, all of which is expected to be incurred during the next twelve months. The addition of reel pipelay capability to the Hercules is scheduled to be completed in the third quarter of 2000. In addition, the Company is upgrading its SWATH vessel, the Pioneer.

Long-term debt outstanding at June 30, 2000, (including current maturities), includes $133.5 million of Title XI bonds, $28.0 million of Lake Charles Harbor and Terminal District bonds, $9.6 million of Heller Financial debt, $31.5 million drawn against the Company's revolving line of credit, and $76.5 million drawn against the Company's term facility.

The Company maintains a $300.0 million credit facility, which consists of a $175.0 million term loan facility and a $125.0 million revolving loan facility. Both the term and revolving loan facility mature on December 30, 2004. The term and revolving loan agreement permit both prime rate bank borrowings and London Interbank Offered Rate ("Libor") borrowings plus a floating spread. The spread for both prime rate and Libor borrowings will float up or down based on the Company's performance as determined by a leverage ratio. The spreads can range from 0.5% to 1.50% and 1.75% to 2.75% for prime rate and Libor based borrowings, respectively. In addition, the facility allows for certain fixed rate interest options on amounts outstanding. Both the term loan and the revolving loan facilities are subject to certain financial covenants with which the Company was in compliance with at June 30, 2000. One of these financial covenants is near its limit and the Company's current expectations of its operations may result in one or more of such covenants not being met at the end of the third quarter. If such covenants cannot be met, the Company expects to seek waivers from its lenders.

In February 2000, the Company completed Title XI mortgage financing for $99.0 million, at 7.71% per annum, for the conversion of the Hercules. These bonds financed both Phase I and Phase II of the Hercules conversion. Phase I proceeds, net of fees, amounts to $65.2 million and was used to pay down term debt under the Company's credit facility. Phase II proceeds, $29.1 million, reside in escrow and are expected to be released in the third or early fourth quarter. These bonds mature in 2025 and require semi-annual payments of $2.0 million, plus interest.

The Company's other Title XI bonds mature in 2003, 2005, 2020 and 2022. The bonds carry interest rates of 9.15%, 8.75%, 8.30% and 7.25% per annum, respectively, and require aggregate semi-annual payments of $0.9 million, plus interest. The agreements pursuant to which the Title XI bonds were issued contain certain covenants, including the maintenance of minimum working capital and net worth requirements. If not met, additional covenants result that restrict the operations of the Company and its ability to pay cash dividends. At June 30, 2000, the Company was in compliance with these covenants.

The Company also has short-term credit facilities at its foreign locations that aggregate $4.5 million and are secured by parent company guarantees. The outstanding balance on this line as of June 30, 2000 is zero. Additionally, in the normal course of business, the Company provides guarantees and performance, bid, and payment bonds pursuant to agreements, or in connection with bidding to obtain such agreements, to perform construction services. Some of these guarantees are secured by parent company guarantees. The aggregate of these guarantees and bonds at June 30, 2000 was $32.2 million.

As the Company has done in the past to offset a difficult market, the Company is implementing certain cost containment and cash conservation measures. These measures entail reviewing every aspect of the Company's cost structure and taking the appropriate reduction actions.

The Company expects funds available under the Credit Agreement, available cash, and cash generated from operations to be sufficient to fund the Company's operations, scheduled debt retirement, and expected capital expenditures for the next twelve months. In addition, as the Company has historically done, it will continue to evaluate the merits of any opportunities that may arise for acquisitions of equipment or businesses, which may require additional liquidity.

Industry Outlook

The industry is generally optimistic about the future as energy prices have rebounded and are expected, in the near term, to remain at these levels. The domestic market is experiencing both construction and bid tender activity increases which are expected to continue. The international market, however, has not yet experienced this type of resurgence. As a result, the Company has recently announced that it has lowered its expectations of earnings for the remainder of the year for its international operations. This market historically lags the domestic market place, which may result in an improvement in activity and pricing desensitivity in fiscal 2001.

Recent Accounting Pronouncement

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 was subsequently amended by SFAS 137 in June 1999 and SFAS 138 in June 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities and requires, among other things, that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company will adopt the accounting standard effective for its fiscal year beginning January 1, 2001, as required. The Company has considered the implications of SFAS 133, as amended, and concluded that implementation of the new standard is not currently expected to have a material effect on the consolidated financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101, as amended, is effective beginning in the fourth quarter of 2000. Management currently believes that this new accounting pronouncement should not have any material effect on the Company's consolidated financial statements.



Item 3.     Quantitative and Qualitative Disclosures about Market
            Risk

During the quarter ended June 30, 2000, the Company entered into interest rate swap agreements, which effectively modified the interest characteristics of $65,000,000 of its outstanding long-term debt. The agreements involve the exchange of a variable interest rate of LIBOR plus 2.75% for amounts based on fixed interest rates of between 7.32% to 7.38% plus 2.75%. These swaps have maturities between twelve to thirty-six months. These transactions were entered into in the normal course of business primarily to hedge rising interest rates. The estimated fair market value of the interest rate swap based on quoted market prices was ($0.3) million as of June 30, 2000. A hypothetical 100 basis point increase in the average interest rates applicable to such debt would result in a change of approximately $1.0 million in the fair value of this instrument. Quantitative and qualitative disclosures about market risk are in Item 7A of the Company's 10-K for the period ended December 31, 1999.



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

In November of 1999, the Company notified Groupe GTM that as a result of material adverse changes and other breaches by Groupe GTM, the Company was no longer bound by and was terminating the Share Purchase Agreement to purchase the shares of ETPM S.A. Groupe GTM responded stating that they believed the Company was in breach. The Share Purchase Agreement provided for liquidated damages of $25.0 million to be paid by a party that failed to consummate the transaction under certain circumstances. The Company has notified Groupe GTM that it does not believe that the liquidated damages provision is applicable to its termination of the Share Purchase Agreement. On December 23, 1999, Global filed suit against Groupe GTM in Tribunal de Commerce de Paris to recover damages. On June 21, 2000 GTM subsequently filed an answer and counterclaim against Global seeking the liquidated damages of $25.0 million and other damages, costs and expenses of approximately $1.5 million. The Company believes that the outcome of these matters will not have a material adverse effect on its business or financial statements.


Item 4.     Submission of Matters to a Vote of Security Holders

The 2000 Annual Meeting of Shareholders of the Company was held on May 17, 2000. At such meeting, each of the following persons listed below were elected to the Board of Directors of the Company for a term ending at the Company's 2001 Annual Meeting of Shareholders. The number of votes cast with respect to the election of each such person is set forth opposite such person's name. The persons listed below constitute the entire Board of Directors of the Company as of the 2000 Annual Meeting of Shareholders.


Name of Director                     Number of Votes Cast
----------------------------------------------------------------------------
                                                    Broker
                            For        Withhold    Non-Vote    Abstain
William J. Dore'        64,029,862      91,941         0          0
James C. Day            64,030,342      91,461         0          0
Edward P. Djerejian     64,030,342      91,461         0          0
Edgar G. Hotard         64,030,312      91,491         0          0
Michael J. Pollock      64,030,187      91,616         0          0


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

                                  GLOBAL INDUSTRIES, LTD.

                                  By:  /s/ TIMOTHY W. MICIOTTO



                                  --------------------------------------------
                                              Timothy W. Miciotto
                                    Vice President, Chief Financial Officer
                                  (Principal Financial and Accounting Officer)



August 11, 2000