Form 10-Q
period 2000-09-30
GLOBAL INDUSTRIES LTD
filed 2000-11-13
CIK 895663

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                            FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2000


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


                   APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of shares of the Registrant's Common Stock outstanding, as of November 6, 2000 was 92,196,917.





                       Global Industries, Ltd.
                          Index - Form 10-Q


                               Part I

Item 1.     Financial Statements - Unaudited
              Independent Accountants' Report	                          3
              Consolidated Statements of Operations	                  4
              Consolidated Balance Sheets	                          5
              Consolidated Statements of Cash Flows                       6
              Notes to Consolidated Financial Statements	          7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        11

Item 3.     Quantitative and Qualitative Disclosures about
              Market Risk                                                19


                               Part II

Item 1.     Legal Proceedings                                            20

Item 6.     Exhibits and Reports of Form 8-K	                         20

            Signature                                                    21





                     PART 1 - FINANCIAL INFORMATION


Item 1.     Financial Statements.


INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Shareholders of Global Industries, Ltd.

We have reviewed the condensed consolidated financial statements of Global Industries, Ltd. and subsidiaries, as listed in the accompanying index, as of September 30, 2000 and for the quarter and nine month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

November 1, 2000
New Orleans, Louisiana





                       Global Industries, Ltd.
                CONSOLIDATED STATEMENTS OF OPERATIONS
            (Dollars in thousands, except per share data)
                             (Unaudited)



                                   Quarter Ended          Nine Months Ended
                                   September 30,            September 30,
                               ----------------------   ----------------------
                                  2000        1999         2000        1999
                               ----------  ----------   ----------  ----------
Revenues                       $  79,319   $ 129,274    $ 226,081   $ 300,909

Cost of Revenues                  65,408     110,523      200,565     263,293
                               ----------  ----------   ----------  ----------

Gross Profit                      13,911      18,751       25,516      37,616

Goodwill Amortization                769         882        2,220         948
Equity in Net Loss of
 Unconsolidated Affiliate             --       5,658           --      10,658
Selling, General and
 Administrative Expenses           7,164       7,456       23,097      20,138
                               ----------  ----------   ----------  ----------

Operating Income                   5,978       4,755          199       5,872
                               ----------  ----------   ----------  ----------

Other Expense (Income):
  Interest Expense                 6,080       4,126       16,839       9,762
  Other                             (912)       (114)      (3,089)     (3,254)
                               ----------  ----------   ----------  ----------
                                   5,168       4,012       13,750       6,508
                               ----------  ----------   ----------  ----------

Income (Loss) Before Income
 Taxes                               810         743      (13,551)       (636)
Provision (Benefit) for Income
 Taxes                             1,518      (2,685)      (1,355)     (3,168)
                               ----------  ----------   ----------  ----------
Income (Loss) before
 Cumulative Effect of Change
  in Accounting Principle           (708)      3,428      (12,196)      2,532
Cumulative Effect of Change
 in Accounting Principle(net
  of $0.4 million of tax)             --          --          783          --
                               ----------  ----------   ----------  ----------
Net Income (Loss)              $    (708)  $   3,428    $ (12,979)  $   2,532
                               ==========  ==========   ==========  ==========

Weighted Average Common
 Shares Outstanding:
   Basic                       91,907,000  91,014,000   92,135,000  90,863,000
   Diluted                     91,907,000  92,777,000   92,135,000  92,536,000

Income (Loss) Per Share Before
 Cumulative Effect:
   Basic                       $    (0.01) $     0.04   $    (0.13) $      0.03
   Diluted                     $    (0.01) $     0.04   $    (0.13) $      0.03

Net Income (Loss) Per Share:
   Basic                       $    (0.01) $     0.04   $    (0.14) $      0.03
   Diluted                     $    (0.01) $     0.04   $    (0.14) $      0.03

Pro forma amounts assuming
 retroactive application
 of change in accounting
 principle:
   Net Income (Loss)           $     (708) $    3,256   $  (12,979) $     2,054
   Basic                       $     (.01) $     0.04   $     (.14) $      0.02
   Diluted                     $     (.01) $     0.04   $     (.14) $      0.02


                   See Notes to Consolidated Financial Statements.






                             Global Industries, Ltd.
                           CONSOLIDATED BALANCE SHEETS
                              (Dollars in thousands)
                                   (Unaudited)



                                           September 30,      December 31,
                                               2000                1999
                                           -------------      ------------

ASSETS
Current Assets:
 Cash                                      $     20,859       $    34,087
 Escrowed funds                                  29,863             5,796
 Receivables                                    115,417            92,835
 Other receivables                                3,370             8,600
 Prepaid expenses and other                      10,860             8,162
 Assets held for sale                             4,859                --
                                           -------------      ------------
   Total current assets                         185,228           149,480
                                           -------------      ------------
Escrowed Funds                                       38               922
                                           -------------      ------------
Property and Equipment, net                     530,002           539,178
                                           -------------      ------------
Other Assets:
 Deferred charges, net                           21,675            20,979
 Goodwill, net                                   41,871            43,997
 Other                                              836             1,379
                                           -------------      ------------
   Total other assets                            64,382            66,355
                                           -------------      ------------

     Total                                 $    779,650       $   755,935
                                           =============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Current maturities of long-term debt      $     26,662       $    20,165
 Accounts payable                                43,643            50,033
 Employee-related liabilities                     6,715             7,244
 Income taxes payable                             2,457             5,352
 Other accrued liabilities                       12,939             8,125
                                           -------------      ------------
   Total current liabilities                     92,416            90,919
                                           -------------      ------------
Long-Term Debt                                  266,280           232,242
                                           -------------      ------------
Deferred Income Taxes                            32,107            34,596
                                           -------------      ------------

Shareholders' Equity
Common stock issued, 93,618,767 and
 92,670,940 shares,respectively                     936               926
Additional paid-in capital                      219,747           216,109
Treasury stock at cost (1,429,500
 shares)                                        (15,012)          (15,012)
Accumulated other comprehensive loss             (8,970)           (8,970)
Retained earnings                               192,146           205,125
                                           -------------      ------------
   Total shareholders' equity                   387,911           398,178
                                           -------------      ------------
     Total                                 $    779,650       $   755,935
                                           =============      ============

                See Notes to Consolidated Financial Statements.





                            Global Industries, Ltd.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                           Nine Months Ended September 30,
                                           -------------------------------
                                                  2000            1999
                                           ---------------   -------------
Cash Flows From Operating Activities:
Net income (loss)                          $    (12,979)     $    2,532
Adjustments to reconcile net income
(loss) to net cash provided by
 (used in) operating activities:
  Depreciation and amortization                  35,249          39,537
  Deferred income taxes                          (2,067)         (5,865)
  Equity in net loss of unconsolidated
   affiliate                                         --          10,658
  Cumulative effect of change in
   accounting principle                             783              --
  Other                                            (334)            120
  Changes in operating assets and
   liabilities
    Receivables                                 (22,368)           (276)
    Receivables from unconsolidated
     affiliate                                    5,230          (7,151)
    Prepaid expenses and other                   (3,081)            981
    Accounts payable and accrued
     liabilities                                 (4,018)         (2,884)
                                           ---------------   -------------
      Net cash provided by (used in)
       operating activities                      (3,585)         37,652
                                           ---------------   -------------


Cash Flows From Investing Activities:
Additions to property and equipment             (18,789)        (24,785)
Escrowed funds, net                             (23,183)          3,500
Additions to deferred charges                   (10,545)         (8,526)
Net advances to unconsolidated
 affiliate                                           --         (22,989)
Other                                               577             570
                                           ---------------   -------------
      Net cash used in investing
       activities                              (51,940)         (52,230)
                                           ---------------   -------------

Cash Flows From Financing Activities:
Proceeds from sale of common stock               2,877            1,337
Proceeds from short-term debt                       --            1,495
Proceeds from long-term debt                    160,70           26,687
Payments of long-term debt                    (121,283)          (3,885)
                                           ---------------   -------------
      Net cash provided by financing
       activities                               42,297           25,634
                                           ---------------   -------------

Effect of Exchange Rate Changes on Cash             --              (96)


Cash:
Increase (Decrease)                            (13,228)          10,960
Beginning of period                             34,087           25,368
                                           ---------------   -------------
End of period                             $     20,859       $   36,328
                                           ===============   =============

                See Notes to Consolidated Financial Statements





                        Global Industries, Ltd.
         Notes to Consolidated Financial Statements (Unaudited)


1. Basis of Presentation - The accompanying unaudited consolidated financial statements include the accounts of Global Industries, Ltd. and its wholly owned subsidiaries
(the "Company") and, for the period ended September 30, 1999, the Company's 49% ownership interest in CCC
Fabricaciones y Construcciones, S.A. de C.V. which is accounted for under the equity method.

In the opinion of management of the Company, all adjustments (such adjustments consisting only of a normal recurring nature) necessary for a fair presentation of the operating results for the interim periods presented have been included in the unaudited consolidated financial statements. Operating results for the period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Independent public accountants as stated in their report included herein have reviewed the financial statements required by Rule 10-01 of Regulation S-X.

Certain reclassifications have been made to the prior period financial statements in order to conform with the classifications adopted for reporting in fiscal year 2000.

2. Recent Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 was subsequently amended by SFAS 137 in June 1999 and SFAS 138 in June 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities and requires, among other things, that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company will adopt the accounting standard effective for its fiscal year beginning January 1, 2001, as required. The Company has considered the implications of SFAS 133, as amended, and concluded that implementation of the new standard is not currently expected to have a material effect on the consolidated financial statements.

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

Change in Accounting Principle - Effective January 1, 2000, the Company changed its depreciation methods on its construction barges from both straight line and units-of-production methods, to solely the units-of-production method, modified to reflect minimum levels of depreciation in years with nominal use. Specifically this modified units-of-production method uses units-of-production depreciation methodology coupled with a minimum 40% cumulative straight-line depreciation floor and an annual 20% straight-line floor. This change reduced the net loss by $0.5 million or $0.01 per share and increased the net loss by $0.3 million or less than $0.01 per share for the quarter and nine months ended September 30, 2000, respectively. The cumulative effect of the change was an increase in the net loss of $0.8 million or $0.01 per share for the nine months ended September 30, 2000.

Change in Accounting Estimate - Effective January 1, 2000, the Company also changed the vessel life of its construction vessel Hercules. The Company increased the total estimated operating days to better reflect the estimated period during which the asset will remain in service. For the quarter ended September 30, 2000, the change had the effect of reducing depreciation expense by $0.6 million and reducing the net loss by $0.5 million or $0.01 per share. For the nine months ended September 30, 2000, the change had the effect of reducing depreciation expense by $1.2 million and reducing the net loss by $1.1 million or $0.01 per share.

These changes were made to better reflect how the assets are expected to be used over time and to provide a better matching of revenue and expenses.

4. Assets Held for Sale - The Company reclassified certain fixed assets out of Property and Equipment into Assets Held for Sale. These assets, which are expected to be sold within twelve months, have been taken out of service and are no longer being depreciated.

5. Financing Arrangements - On December 30, 1999, the Company consummated a new $300.0 million credit facility, which consists of a $175.0 million term loan facility and a $125.0 million revolving loan facility. This new facility replaced the Company's previous facility, which consisted of a $250.0 million revolving credit facility. The term and revolving loan agreement permit both prime rate bank borrowings and London Interbank Offered Rate ("Libor") borrowings plus a floating spread. The spread for both prime rate and Libor borrowings will float up or down based on the Company's performance as determined by a leverage ratio. The spreads can range from 0.5% to 1.75% and 1.75% to 3.00% for prime rate and Libor based borrowings, respectively. In addition, the facility allows for certain fixed rate interest options on amounts outstanding. Both the term and revolving loan facility mature on December 30, 2004 and are subject to certain financial covenants. In September 2000, the Company amended its credit facility to mitigate certain financial convenants for the quarter ended September 30, 2000 and the next three quarters. In addition, this amendment altered the Company's interest rate spreads. At September 30, 2000 the Company was in compliance with the amended credit facility.

In February 2000, the Company completed Title XI mortgage financing for $99.0 million, at 7.71% per annum, related to the conversion of the Hercules. These bonds financed both Phase I and Phase II of the Hercules conversion. Phase I proceeds, net of fees, amounts to $65.2 million and were used to pay down term debt under the Company's credit facility. Phase II proceeds, $29.1 million, resided in escrow at September 30, 2000 and were released in the fourth quarter of 2000. These bonds mature in 2025 and require semi-annual payments of $2.0 million, plus interest.

The Company is a party to interest rate swap agreements, which effectively modify the interest characteristics of $65,000,000 of its outstanding long-term debt. The agreements involve the exchange of a variable interest rate of LIBOR plus 3.00% for amounts based on fixed interest rates of between 7.32% to 7.38% plus 3.00%. These swaps have maturities between twelve to thirty-six months.

6. Commitments and Contingencies - The Company is a party to legal proceedings and potential claims arising in the ordinary course of business. Management does not believe these matters will materially effect the Company's consolidated financial statements.

In November of 1999, the Company notified Groupe GTM that as a result of material adverse changes and other breaches by Groupe GTM, the Company was no longer bound by and was terminating the Share Purchase Agreement to purchase the shares of ETPM S.A. Groupe GTM responded stating that they believed the Company was in breach. The Share Purchase Agreement provided for liquidated damages of $25.0 million to be paid by a party that failed to consummate the transaction under certain circumstances. The Company has notified Groupe GTM that it does not believe that the liquidated damages provision is applicable to its termination of the Share Purchase Agreement. On December 23, 1999, Global filed suit against Groupe GTM in Tribunal de Commerce de Paris to recover damages. On June 21, 2000, Groupe GTM filed an answer and counterclaim against Global seeking the liquidated damages of $25.0 million and other damages, costs and expenses of approximately $1.5 million. The Company believes that the outcome of these matters will not have a material adverse effect on its business or financial statements.

In the normal course of its business activities, the Company provides letters of credit to secure the performance and/or payment of obligations, including the payment of worker's compensation obligations. Additionally, the Company has issued a letter of credit as collateral for $28.0 million of Port Improvement Revenue Bonds. At September 30, 2000, outstanding letters of credit and bonds approximated $38.6 million. Also in the normal course of its business activities, the Company provides guarantee and performance, bid, and payment bonds pursuant to agreements or obtaining such agreements to perform construction services. Some of these financial instruments are secured by parent company guarantees. The aggregate of these guarantees and bonds at September 30, 2000 was $45.8 million.

The Company estimates that the cost to complete capital expenditure projects in progress at September 30, 2000 approximates $1.1 million.

7. Industry Segment Information - The following tables present information about the profit or loss of each of the Company's reportable segments for the quarters and nine months ended September 30, 2000 and 1999. The information contains certain allocations of corporate expenses that the Company deems reasonable and appropriate for the evaluation of results of operations.

                                 Quarter Ended          Nine Months Ended
                                 September 30,            September 30,
                               ------------------      ------------------
                                 2000      1999          2000      1999
                               -------   --------      --------  --------
                                             (in thousands)

Revenues from external
 customers:
  Gulf of Mexico Offshore
   Construction                $ 45,627  $ 43,527      $ 87,556  $ 94,793
  Gulf of Mexico Diving           5,239     5,090        14,755    14,083
  Gulf of Mexico Marine
   Support                        6,717     5,218        17,196    13,087
  West Africa                       767    15,998        32,889    67,235
  Latin America                  12,017    45,725        41,831    53,943
  Asia Pacific                    8,471    13,330        21,121    53,934
  Middle East                       224        67         9,721     2,849
                               --------  --------      --------  --------
                               $ 79,062  $128,955      $225,069  $299,924
                               ========  ========      ========  ========

Intersegment revenues:
  Gulf of Mexico Offshore
   Construction                $     93  $    291      $    551  $    767
  Gulf of Mexico Diving           6,677     3,668        11,698     7,777
  Gulf of Mexico Marine
   Support                        1,271     1,267         3,564     2,869
                               --------  --------      --------  --------
                               $  8,041  $  5,226      $ 15,813  $ 11,413
                               ========  ========      ========  ========

Income (loss) before
 income taxes:
  Gulf of Mexico Offshore
   Construction                $  5,493  $  2,746      $   (423) $  3,924
  Gulf of Mexico Diving           2,221       986         1,417      (961)
  Gulf of Mexico Marine
   Support                        1,686       486         1,709    (1,125)
  West Africa                    (2,464)   (1,083)       (2,584)    9,279
  Latin America                  (3,671)     (294)       (4,413)   (5,671)
  Asia Pacific                      (58)   (2,240)       (7,035)   (3,015)
  Middle East                    (2,347)   (1,468)       (2,155)   (5,735)
                               --------- ---------     --------- ---------
                               $    860  $   (867)     $(13,484) $ (3,304)
                               ========= =========     ========= =========


The following table reconciles the reportable segments' revenues and profit or loss presented above, to the Company's consolidated totals.
                                     Quarter Ended         Nine Months Ended
                                     September 30,            September 30,
                                ----------------------   ----------------------
                                   2000        1999         2000        1999
                                ----------  ----------   ----------  ----------
                                                (in thousands)
Total revenues for
 reportable segments            $  87,103   $ 134,181    $ 240,882   $ 311,337
Total revenues for other
 segments                             257         669        1,012       1,439
Elimination of intersegment
 revenues                          (8,041)     (5,576)     (15,813)    (11,867)
                                ----------  ----------   ----------  ----------

  Total consolidated revenues   $  79,319   $ 129,274    $ 226,081   $ 300,909
                                ==========  ==========   ==========  ==========

Total income (loss) for
 reportable segments            $     860   $    (867)   $ (13,484)  $  (3,304)
Total income (loss) for
 other segments                        24         266          (33)        291
 Unallocated corporate
  income (expense)                    (74)      1,344          (34)      2,377
                                ----------  ----------   ----------  ----------

Total consolidated income
 (loss) before taxes            $     810   $     743    $ (13,551)  $    (636)
                                ==========  ==========   ==========  ==========


8. Comprehensive Income (Loss) - Following is a summary of the
Company's comprehensive income (loss) for the quarters and nine months ended September 30, 2000 and 1999:

                                    Quarter Ended          Nine Months Ended
                                     September 30,            September 30,
                                ----------------------   ----------------------
                                   2000        1999         2000        1999
                                ----------  ----------   ----------  ----------
                                                (in thousands)

Net income (loss)               $    (708)  $   3,428    $ (12,979)  $   2,532
Other comprehensive
 income (loss):
  Foreign currency
   translation adjustments            --         (730)          --        (815)
                                ----------  ----------   ----------  ----------

Comprehensive income (loss)     $    (708)  $   2,698    $ (12,979)  $   1,717
                                ==========  ==========   ==========  ==========


9. Supplemental Disclosure of Cash Flow Information -
Supplemental cash flow information for the nine months ended
September 30, 1999 follows (in thousands) -

Non-cash investing and
financing activities:
  Fair value of assets acquired         $ 27,831
  Goodwill acquired                       49,410
                                        --------
  Fair value of liabilities assumed     $ 77,241
                                        ========

10. Income Taxes - Due to lower than expected earnings in certain of the Company's foreign jurisdictions, during the quarter the Company lowered its annual effective tax rate to 10% for the year, from 20% in the quarter ended June 30, 2000 and from 35% in the quarter ended March 31, 2000. For the quarter ended September 30, 1999, the effective tax rate was effected by a tax benefit on the capital loss related to the sale of Global's interest in CCC.

11. Oceaneering Transaction - On September 30, 2000 the Company consummated a transaction to exchange certain of its remotely operated vehicle (ROV) assets for certain non-U.S. diving
assets of  Oceaneering International, Inc.   There was no
gain or loss recognized on this transaction.





Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

General

The following discussion presents management's discussion and analysis of the Company's financial condition and results of operations. Certain of the statements included below, including those regarding future financial performance or results or that are not historical facts, are or contain "forward-looking" information as that term is defined in the Securities Act of 1933, as amended. The words "expect," "believe,"
"anticipate," "project," "estimate," and similar expressions are intended to identify forward-looking statements. The Company cautions readers that any such statements are not guarantees of future performance or events and such statements involve risks, uncertainties and assumptions. Factors that could cause actual results to differ from those expected include, but are not limited to, dependence on the oil and gas industry and marine construction industry conditions, general economic conditions including interest rates and inflation, competition, the ability of the Company to continue its acquisition strategy, successfully manage its growth, and obtain funds to finance its growth, operating risks, contract bidding risks, the use of estimates for revenue recognition, risks of international operations, risks of vessel construction such as cost overruns, changes in government regulations, and disputes with construction contractors, dependence on key personnel and the availability of skilled workers during periods of strong demand, the impact of regulatory and environmental laws, the ability to obtain insurance, and other factors discussed below. Operating risks include hazards such as vessel capsizing, sinking, grounding, colliding, and sustaining damage in severe weather conditions. These hazards can also cause personal injury, loss of life, and suspension of operations. The risks inherent with international operations include political, social, and economic instability, exchange rate fluctuations, currency restrictions, nullification, modification, or renegotiations of contracts, potential vessel seizure, nationalization of assets, import-export quotas, and other forms of public and governmental regulation. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual results and outcomes may differ materially from those indicated in the forward-looking statements.

The following discussion should be read in conjunction with the Company's unaudited consolidated financial statements for the periods ended September 30, 2000 and 1999, included elsewhere in this report and the Company's audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report of Form 10-K for the year ended December 31, 1999.

Results of Operations

The following table sets forth, for the periods indicated, the Company's statements of operations expressed as a percentage of revenues.

                                  Quarter Ended          Nine Months Ended
                                  September 30,            September 30,
                               -------------------      ------------------
                                 2000       1999          2000      1999
                               --------   --------      --------  --------
Revenues                        100.0%     100.0%        100.0%    100.0%
Cost of  Revenues                82.5       85.5          88.7      87.5
                               --------   --------      --------  --------
Gross Profit                     17.5       14.5          11.3      12.5
Goodwill Amortization             1.0        0.7           1.0       0.3
Equity in Loss of
 Unconsolidated Affiliate         0.0        4.3           0.0       3.5
Selling, General and
 Administrative Expenses          9.0        5.8          10.2       6.7
                               --------   --------      --------  --------
Operating Income                  7.5        3.7           0.1       2.0
Interest Expense                  7.7        3.2           7.4       3.2
Other Income, net                (1.1)      (0.1)         (1.4)     (1.1)
                               --------   --------      --------  --------
Income (Loss) Before Income
 Taxes                            0.9        0.6          (5.9)     (0.1)
Provision (Benefit) for Income
 Taxes                            1.9       (2.1)         (0.6)     (1.1)
                               --------   --------      --------  --------
Income (Loss) Before
 Cumulative Effect of Change
  in Accounting Principle        (1.0)       2.7          (5.3)      1.0
 Cumulative Effect of Change
  in Accounting Principle         0.0        0.0           0.3       0.0
                               --------   --------      --------  --------
Net Income (Loss)                (1.0)%      2.7%         (5.6)%     1.0%
                               ========   ========      ========  ========


Quarter Ended September 30, 2000 Compared to Quarter Ended
September 30, 1999

Revenues. Revenues for the quarter ended September 30, 2000 were $79.3 million as compared to $129.3 million for the quarter ended September 30, 1999. The 39% decrease in revenues resulted largely from decreased activity in certain areas including Asia Pacific, West Africa, and Latin America that was partially offset by an increase in revenues from Gulf of Mexico Offshore Construction and Gulf of Mexico Marine Support.

Gross Profit. For the quarter ended September 30, 2000, the Company had gross profit of $13.9 million compared with $18.8 million for the quarter ended September 30, 1999. The 26% decrease was largely the result of decreased activity in certain areas including West Africa and Latin America. As a percentage of revenues, gross profit for the quarter ended September 30, 2000 was 18% compared to the gross profit percentage for the quarter ended September 30, 1999 of 15%. Gross profit as a percentage of revenues was higher due to increased utilization and pricing increases in the domestic areas partially offset by lower gross profit as a percentage of revenues in most of the international areas due to activity decreases.

Equity in Loss of Unconsolidated Affiliate. Due to the Company's acquisition of the offshore marine construction business of CCC Fabricaciones y Construcciones, S.A. de C.V. in July 1999, in the quarter ended September 30, 2000, the Company reported no equity loss of unconsolidated affiliate.

Selling, General and Administrative Expenses. For the quarter ended September 30, 2000, selling, general and administrative expenses were $7.2 million as compared to $7.5 million reported during the quarter ended September 30, 1999. As a percentage of revenues, they increased to 9% during the quarter ended September 30, 2000, compared to 6% during the quarter ended September 30, 1999. The percentage increase was due primarily to the reduction in revenues partially offset by a small decrease in selling, general and administrative expenses.

Depreciation and Amortization. Depreciation and amortization, including amortization of dry-docking costs, for the quarter ended September 30, 2000 was $10.9 million compared to the $15.1 million recorded in the quarter ended September 30, 1999. The 28% decrease was due primarily to decreased utilization of certain international vessels.

Effective January 1, 2000, the Company changed its depreciation method on its construction barges from both straight line and units-of-production methods, to solely the units-of-production method, modified to reflect minimum levels of depreciation in years with nominal use. Specifically, this modified units-of-production method uses units-of-production depreciation methodology coupled with a minimum 40% cumulative straight-line depreciation floor and an annual 20% straight-line floor. This change decreased the net loss by $0.5 million or $0.01 per share for the quarter ended September 30, 2000.

Effective January 1, 2000, the Company also changed the vessel life of its construction vessel Hercules. The Company increased the total estimated operating days to better reflect the estimated period during which the asset will remain in service. For the quarter ended September 30, 2000, the change had the effect of reducing depreciation expense by $0.6 million and reducing the net loss by $0.5 million or $0.01 per share.

These changes were made to better reflect how the assets are expected to be used over time and to provide a better matching of revenue and expenses.

Interest Expense. Interest expense was $6.1 million (net of capitalized interest) for the quarter ended September 30, 2000, compared to $4.1 million for the quarter ended September 30, 1999. The increase was due primarily to higher average long-term debt outstanding and increased interest rates.

Other Expense / Income. Other income increased $0.8 million primarily due to increased interest income on funds in escrow and exchange gains and losses.

Net Income (Loss). For the quarter ended September 30, 2000, the Company recorded a net loss of $0.7 million as compared to net income of $3.4 million recorded for the quarter ended September 30, 1999. Due to lower than expected earnings in certain of the Company's foreign jurisdictions, during the quarter the Company lowered its annual effective tax rate to 10% for the year, from 20% in the quarter ended June 30, 2000 and from 35% in the quarter ended March 31, 2000. For the quarter ended September 30, 1999, the effective tax rate was effected by a tax benefit on the capital loss related to the sale of Global's interest in CCC.

Segment Information. The Company has identified seven reportable segments as required by SFAS 131. The following discusses the results of operations for each of those reportable segments.

Gulf of Mexico Offshore Construction - Increased demand for offshore construction services in the Gulf of Mexico and improved pricing caused this segment's revenues to increase 4% to $45.7 million (including $0.1 million intersegment revenues) for the quarter ended September 30, 2000 compared to $43.8 million (including $0.3 million intersegment revenues) for the quarter ended September 30, 1999. Increased pipelay activity and improved pricing caused income before taxes to increase to $5.5 million during the quarter ended September 30, 2000 compared to income before taxes of $2.7 million for the quarter ended September 30, 1999.

Gulf of Mexico Diving - Revenues from diving related services in the Gulf of Mexico increased 36% to $11.9 million (including $6.7 million intersegment revenues) for the quarter ended September 30, 2000 from $8.8 million (including $3.7 million intersegment revenues) for the quarter ended September 30, 1999. The increase is attributed to an increase in diver utilization. The segment had income before taxes for the period of $2.2 million compared to income before taxes of $1.0 million for the same period ended September 30, 1999.

Gulf of Mexico Marine Support - Increased demand and pricing increased Gulf of Mexico Marine Support revenues 23% to $8.0 million (including $1.3 million intersegment revenues) for the quarter ended September 30, 1999, compared to $6.5 million (including $1.3 million intersegment revenues) for the quarter ended September 30, 1999. Increased pricing and utilization resulted in income before taxes for the three months ended September 30, 2000 of $1.7 million compared to income of $0.5 million for the quarter ended September 30, 1999.

West Africa - Due to decreased demand, revenues decreased to $0.8 million for the quarter ended September 30, 2000 compared to $16.0 million for the same period ended September 30, 1999. Income before taxes decreased to a loss of $2.5 million for the quarter ended September 30, 2000 compared to a loss of $1.1 million for the same period ended September 30, 1999.

Latin America - Revenues for the quarter were $12.0 million compared to $45.7 million for the quarter ended September 30, 1999. Income before taxes decreased to a loss of $3.7 million compared to a loss before taxes of $0.3 million for the same period ended September 30, 1999. Declines in revenues and earnings were due to decreased activity.

Asia Pacific - Revenues from Asia Pacific construction decreased to $8.5 million for the quarter ended September 30, 2000 as compared to $13.3 million for the quarter ended September 30, 1999 due to decreased demand. Income before taxes also declined to a loss of $0.1 million for the quarter ended September 30, 2000 compared to a loss before taxes of $2.2 million for the quarter ended September 30, 1999. The increase in earnings was due primarily to poor margins on one large contract in 1999.

Middle East - Due to increases in activity, revenues increased to $0.2 million for the quarter ended September 30, 2000 compared to $0.1 million for the quarter ended September 30, 1999. Income before taxes decreased to a loss of $2.3 million for the period compared to a $1.5 million loss for the quarter ended September 30, 1999.

Nine months Ended September 30, 2000 Compared to Nine months
Ended September 30, 1999

Revenues. Revenues for the nine months ended September 30, 2000 of $226.1 million were 25% lower than revenues for the nine months ended September 30, 1999 of $300.9 million. The decrease in revenues resulted largely from decreased activity in certain areas including Gulf of Mexico Offshore Construction, West Africa, Latin America, and Asia Pacific, and was partially offset by increased Middle East, Gulf of Mexico Diving, and Gulf of Mexico Marine Support activity and revenues. The decrease was also attributable to lower pricing for the Company's international and U.S. Gulf of Mexico Offshore Construction services resulting from declining demand and increased competition for available projects.

Gross Profit. For the nine months ended September 30, 2000, the Company's gross profit decreased 32% to $25.5 million from $37.6 million for the nine months ended September 30, 1999.
As a percentage of revenues, gross profit for the nine months ended September 30, 2000 was 11% compared to the gross profit percentage for the nine months ended September 30, 1999 of 13%. The decrease in gross profit and gross profit as a percentage of revenue, was largely the result of decreased activity and lower pricing for the Company's services in certain areas including Gulf of Mexico Offshore Construction, West Africa, Latin America, and Asia Pacific.

Equity in Loss of Unconsolidated Affiliate. Due to the Company's acquisition of the offshore marine construction business of CCC Fabricaciones y Construcciones, S.A. de C.V. in July 1999, in the nine months ended September 30, 2000, the Company reported no equity loss of unconsolidated affiliate.

Selling, General, and Administrative Expenses. For the nine months ended September 30, 2000, selling, general, and administrative expenses of $23.1 million were 15% higher than the $20.1 million reported during the nine months ended September 30, 1999. The increase was principally attributable to the consolidation of the Company's Mexican operations. As a percentage of revenues, they increased to 10% during the nine months ended September 30, 2000, compared to 7% during the nine months ended September 30, 1999. This increase is due primarily to the reduction in revenues without a corresponding reduction in selling, general and administrative expenses.

Depreciation and Amortization. Depreciation and amortization, including amortization of drydocking costs, for the nine months ended September 30, 2000 was $35.2 million compared to the $39.5 million recorded in the nine months ended September 30, 1999. The decrease is due primarily to decreased vessel utilization. This decrease was partially offset by an increase in goodwill amortization expense of $1.3 million in the nine months ended September 30, 2000 to $2.2 million from $0.9 million in the comparable period in 1999 due to amortization of goodwill resulting from the Company's acquisition of the offshore marine construction business of CCC Fabricaciones y Construcciones, S.A. de C.V. in July 1999.

Effective January 1, 2000, the Company changed its depreciation method on its construction barges from both straight line and units-of-production methods, to solely the units-of-production method, modified to reflect minimum levels of depreciation in years with nominal use. Specifically this modified units-of-production method uses units-of-production depreciation methodology coupled with a minimum 40% cumulative straight-line depreciation floor and an annual 20% straight-line floor. This change increased the net loss by $0.3 million or less than $0.01 per share for the nine months ended September 30, 2000.

Effective January 1, 2000, the Company also changed the vessel life of its construction vessel Hercules. The Company increased the total estimated operating days to better reflect the estimated period during which the asset will remain in service. For the nine months ended September 30, 2000, the change had the effect of reducing depreciation expense by $1.2 million and decreasing the net loss by $1.1 million or $0.01 per share.

These changes were made to better reflect how the assets are expected to be used over time and to provide a better matching of revenue and expenses.

Interest Expense. Interest expense was $16.8 million (net of capitalized interest) for the nine months ended September 30, 2000, compared to $9.8 million for the nine months ended September 30, 1999. The increase was principally due to higher average long-term debt outstanding and higher interest rates.

Net Income (Loss). Net loss for the nine months ended September 30, 2000 was $13.0 million, compared to a net income of $2.5 million recorded for the nine months ended September 30, 1999. This change was principally due to the overall decline in demand for the Company's services, pricing decreases, and increased interest expense. Due to lowered than expected earnings in certain of the Company's foreign jurisdictions, the Company lowered its annual effective tax rate to 10% for the year. The Company's effective tax rate was 20% in the quarter ended June 30, 2000 and 35% in the quarter ended March 31, 2000. The effective tax rate for the nine months ended September 30, 1999 was effected by a tax benefit on the capital loss related to the sale of Global's interest in CCC. These changes to the effective tax rate further compounded the Company's losses.

Segment Information. The Company has identified seven reportable segments as required by SFAS 131. The following discusses the results of operations for each of those reportable segments.

Gulf of Mexico Offshore Construction - During the nine months ended September 30, 2000, revenues declined due to decreased demand for offshore construction services in the Gulf of Mexico and resulting pricing pressures. This segment's revenues declined 8% to $88.1 million (including $0.6 million intersegment revenues) for the nine months ended September 30, 2000 from $95.6 million (including $0.8 million intersegment revenues) for the nine months ended September 30, 1999. Income before income taxes decreased to a loss of $0.4 million during the nine months ended September 30, 2000 compared to income before income taxes of $3.9 million for the nine months ended September 30, 1999.

Gulf of Mexico Diving - Revenues from diving-related services in the Gulf of Mexico increased due to increased activity. Revenues for the nine months ended September 30, 2000 increased 21% to $26.5 million (including $11.7 million intersegment revenues) compared to $21.9 million (including $7.8 million intersegment revenues) for the same period of 1999. The segment had an income before income taxes for the nine months ended September 30, 2000 of $1.4 million compared to a loss before income taxes of $1.0 million during the same period ended September 30, 1999.

Gulf of Mexico Marine Support - Gulf of Mexico Marine Support continued to benefit from increased activity and pricing during the nine months ended September 30, 2000. Revenues from this segment increased 30% to $20.8 million (including $3.6 million intersegment revenues) for the nine months ended September 30, 2000, from $16.0 million (including $2.9 million intersegment revenues) for the same period of 1999. As a result of an overall increase in activity levels and improved prices, income before tax increased to $1.7 million for the nine months ended September 30, 2000, compared to a loss before income taxes of $1.1 million during the nine months ended September 30, 1999.

West Africa - For the nine months ended September 30, 2000, revenues decreased 51% to $32.9 million compared to $67.2 million for the nine months ended September 30, 1999. The decline in revenues is due primarily to the completion of two large contracts in the nine months ended September 30, 1999, one of which had a large level of fabrication and procurement content. The decline in profits to a loss of $2.6 million, from income before tax of $9.3 million for the nine months ended September 30, 1999, was primarily the result of these contracts ending.

Latin America - The acquisition of CCC's offshore marine construction business in July 1999 resulted in increased revenues for Latin America for the nine months ended September 30, 2000. However, these increases were more than offset by decreased activity. Revenues decreased to $41.8 million from $53.9 million for September 30, 2000 and September 30, 1999, respectively. The loss before tax improved by $1.3 million to a loss of $4.4 million for the period ended September 30, 2000 as compared to the period ended September 30, 1999.

Asia Pacific - Asia Pacific revenues decreased to $21.1 million for the nine months ended September 30, 2000 from $53.9 million for the nine months ended September 30, 1999. This reduction was due primarily to reduced activity and the completion of one large pipelay contract in the nine months ended September 30, 1999. Loss before tax increased to a $7.0 million loss as compared to a loss of $3.0 million for the periods ended September 30, 2000 and September 30, 1999, respectively. The decline in profits was attributable to the ending of the aforementioned project, reduced demand, and increased pricing pressures.

Middle East - Revenues increased to $9.7 million for the nine months ended September 30, 2000 compared to $2.8 million for the nine months ended September 30, 1999. The increase in revenues was due to the increase in scope of one project. Loss before tax improved to $2.2 million for the period compared to a loss before tax of $5.7 million for the nine months ended September 30, 1999.

Liquidity and Capital Resources

The Company's cash balance decreased by $13.2 million to $20.9 million at September 30, 2000 compared to $34.1 million at December 31, 1999. The Company's operations used cash flow of $3.6 million during the nine months ended September 30, 2000. During the nine months ended September 30, 2000, the Company borrowed an additional $29.1 million of debt related to the Hercules Title XI financing. These funds resided in escrow at September 30, 2000 and were released in the fourth quarter of 2000. The Company funded investing activities of $51.9 million, which consisted of a net $23.2 million increase in escrow funds due principally to the Hercules Title XI transaction, capital expenditures of $18.8 million, and dry-docking costs of $ 10.5 million. Working capital increased $34.2 million during the nine months ended September 30, 2000 from $58.6 million at December 31, 1999 to $92.8 million at September 30, 2000. This increase is due primarily to an increase in amounts in escrow of $24.1 million, an increase in accounts receivable of $17.4 million, a decrease in accounts payable and other payables of $5.0 million and an increase in assets held for sale of $4.9 million. These amounts were offset by an increase in current maturities of long-term debt of $6.5 million.

Capital expenditures during the nine months ended September 30, 2000 aggregated $18.8 million, for the continued conversion and upgrade of the Hercules, the upgrade of the Pioneer, for the purchase of a new 190-foot class liftboat and for additional support structures related to the Carlyss, Louisiana deepwater support facility and pipebase.

The Company estimates that the cost to complete capital expenditure projects in progress at September 30, 2000 approximates $1.1 million, all of which is expected to be incurred during the next twelve months.

Long-term debt outstanding at September 30, 2000, (including current maturities), includes $131.6 million of Title XI bonds, $28.0 million of Lake Charles Harbor and Terminal District bonds, $8.7 million of Heller Financial debt, $51.0 million drawn against the Company's revolving line of credit, and $72.3 million drawn against the Company's term facility.

The Company maintains a $300.0 million credit facility, which consists of a $175.0 million term loan facility and a $125.0 million revolving loan facility. Both the term and revolving loan facility mature on December 30, 2004. The term and revolving loan agreement permit both prime rate bank borrowings and London Interbank Offered Rate ("Libor") borrowings plus a floating spread. The spread for both prime rate and Libor borrowings will float up or down based on the Company's performance as determined by a leverage ratio. The spreads can range from 0.5% to 1.75% and 1.75% to 3.00% for prime rate and Libor based borrowings, respectively. In addition, the facility allows for certain fixed rate interest options on amounts outstanding. Both the term and revolving loan facility mature on December 30, 2004 and are subject to certain financial covenants. In September 2000, the Company amended its credit facility to mitigate certain financial covenants for the quarter ended September 30, 2000 and the next three quarters. In addition, this amendment altered the Company's interest rate spreads.
At September 30, 2000 the Company was in compliance with the amended credit facility.

In February 2000, the Company completed Title XI mortgage financing for $99.0 million, at 7.71% per annum, for the conversion of the Hercules. These bonds financed both Phase I and Phase II of the Hercules conversion. Phase I proceeds, net of fees, amounts to $65.2 million and was used to pay down term debt under the Company's credit facility. Phase II proceeds, $29.1 million, resided in escrow at September 30, 2000 and were released in the fourth quarter of 2000. These bonds mature in 2025 and require semi-annual payments of $2.0 million, plus interest.

The Company's other Title XI bonds mature in 2003, 2005, 2020 and 2022. The bonds carry interest rates of 9.15%, 8.75%, 8.30% and 7.25% per annum, respectively, and require aggregate semi-annual payments of $0.9 million, plus interest. The agreements pursuant to which the Title XI bonds were issued contain certain covenants, including the maintenance of minimum working capital and net worth requirements. If not met, additional covenants result that restrict the operations of the Company and its ability to pay cash dividends. At September 30, 2000, the Company was in compliance with these covenants.

The Company also has short-term credit facilities at its foreign locations that aggregate $4.5 million and are secured by parent company guarantees. The outstanding balance on these lines as of September 30, 2000 was zero. Additionally, in the normal course of business, the Company provides guarantees and performance, bid, and payment bonds pursuant to agreements, or in connection with bidding to obtain such agreements, to perform construction services. Some of these guarantees are secured by parent company guarantees. The aggregate of these guarantees and bonds at September 30, 2000 was $45.8 million.

As the Company has done in the past to offset a difficult market, the Company has implemented certain cost containment and cash conservation measures. These measures entailed reviewing every aspect of the Company's cost structure and taking appropriate reduction actions. The Company will continue to monitor these measures for effectiveness and take the appropriate actions as necessary.

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

Industry Outlook

The industry is generally optimistic about the future as worldwide drilling activity and commodity prices have been strong. However, capital expenditures for offshore development of new and existing fields have been sporadic. As a result, the rate at which near-term development projects to be awarded for marine construction is expected to remain slow for the balance of this year. However, prospects for the offshore construction industry remain strong due to projected demand for oil and gas, coupled with the depletion of existing petroleum reserves.

Recent Accounting Pronouncements

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 was subsequently amended by SFAS 137 in June 1999 and SFAS 138 in September 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities and requires, among other things, that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company will adopt the accounting standard effective for its fiscal year beginning January 1, 2001, as required. The Company has considered the implications of SFAS 133, as amended, and concluded that implementation of the new standard is not currently expected to have a material effect on the consolidated financial statements.

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



Item 3.     Quantitative and Qualitative Disclosures about Market
            Risk

During the quarter ended June 30, 2000, the Company entered into interest rate swap agreements, which effectively modified the interest characteristics of $65,000,000 of its outstanding long-term debt. The agreements involve the exchange of a variable interest rate of LIBOR plus 3.00% for amounts based on fixed interest rates of between 7.32% to 7.38% plus 2.75%. These swaps have maturities between twelve to thirty-six months. These transactions were entered into in the normal course of business primarily to hedge rising interest rates. The estimated fair market value of the interest rate swap based on quoted market prices was ($0.7) million as of September 30, 2000. A hypothetical 100 basis point increase in the average interest rates applicable to such debt would result in a change of approximately $0.7 million in the fair value of this instrument. Quantitative and qualitative disclosures about market risk are in
Item 7A of the Company's 10-K for the period ended December 31, 1999.




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

In November of 1999, the Company notified Groupe GTM that as a result of material adverse changes and other breaches by Groupe GTM, the Company was no longer bound by and was terminating the Share Purchase Agreement to purchase the shares of ETPM S.A. Groupe GTM responded stating that they believed the Company was in breach. The Share Purchase Agreement provided for liquidated damages of $25.0 million to be paid by a party that failed to consummate the transaction under certain circumstances. The Company has notified Groupe GTM that it does not believe that the liquidated damages provision is applicable to its termination of the Share Purchase Agreement. On December 23, 1999, Global filed suit against Groupe GTM in Tribunal de Commerce de Paris to recover damages. On June 21, 2000 Groupe GTM filed an answer and counterclaim against Global seeking the liquidated damages of $25.0 million and other damages, costs and expenses of approximately $1.5 million. The Company believes that the outcome of these matters will not have a material adverse effect on its business or financial statements.


Item 6.     Exhibits and Reports of Form 8-K

            (a) Exhibits:
                10.1 - Credit Agreement Amendment No. 2 dated
                       September 18, 2000 among Global Industries,
                       Ltd., Global Offshore Mexico, S. DE R.L. DE
                       C.V., the Lenders and Bank One, NA, as
                       administrative agent for the Lenders.
                10.2 - Asset Acquisition Agreement by and between
                       Global Industries, Ltd. and Oceaneering
                       International, Inc. dated as of September 30, 2000.
                15.1 - Letter regarding unaudited interim financial
                       information.
                27.1 - Financial Data Schedule.

            (b) Reports on Form 8-K - None




                            Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                          GLOBAL INDUSTRIES, LTD.


                          By:  /s/  TIMOTHY W. MICIOTTO
                          ------------------------------------------
                                      Timothy W. Miciotto
                           Vice President, Chief Financial Officer
                         (Principal Financial and Accounting Officer)



November 10, 2000