Form 10-K
period 2000-12-31
GLOBAL INDUSTRIES LTD
filed 2001-03-22
CIK 895663

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               Form 10-K

   [X] Annual Report Pursuant To Section 13 or 15(d) of The
       Securities Exchange Act of 1934

               For the fiscal year ended December 31, 2000

   [ ] Transition Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

               For the Transition period from _____ to _____

                    Commission File Number 2-56600
                        Global Industries, Ltd.
        (Exact Name of Registrant as Specified in Its Charter)

LOUISIANA                                      72-1212563
(State or Other Jurisdiction                  (I.R.S. Employer
of Incorporation or                           Identification Number)
Organization)

8000 Global Drive                             70665
P.O. Box 442, Sulphur,                        70664-0442
Louisiana                                     (Zip Code)
(Address of Principal
Executive Offices)

     Registrant's telephone number, including area code:  (337) 583-
                             5000

       Securities registered pursuant to Section 12(b) of the Act:

    Title of each class          Name of each exchange on which registered
    -------------------          -----------------------------------------
           None                                   None


       Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock ($0.01 par value)
                           (Title of Class)
    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.	   YES [X]	NO [ ]
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 8, 2001 was $1,018,240,803 based on the last reported sales price of the Common Stock on March 8, 2001 on the NASDAQ\NMS.
    The number of shares of the registrant's Common Stock outstanding as of March 8, 2001, was 92,569,158.

                 DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive Proxy Statement for the Annual
Meeting of Shareholders to be held on May 11, 2001, are incorporated by reference into Part III hereof.

                       GLOBAL INDUSTRIES, LTD.
                          INDEX - FORM 10-K


                                 PART I


Item 1.             Business                                          3
Item 2.             Properties                                        9
Item 3.             Legal Proceedings                                12
Item 4.             Submission of Matters to
                      a Vote of Security Holders                     12
Item (Unnumbered).  Executive Officers of the Registrant             13


                                 PART II


Item 5.             Market for the Registrant's Common Equity
                      and Related Shareholder Matters                15
Item 6.             Selected Financial Data                          16
Item 7.             Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations                                     17
Item 7A.            Quantitative and Qualitative Disclosures
                      About Market Risk                              27
Item 8.             Financial Statements and Supplementary Data

                      Independent Auditors' Report                   28

                      Consolidated Balance Sheets -
                        December 31, 2000 and 1999                   29

                      Consolidated Statements of Operations -
                        Years Ended December 31, 2000 and
                        December 31, 1999, and Nine Months
                        Ended December 31, 1998                      30

                      Consolidated Statements of Shareholders'
                        Equity - Years Ended December 31, 2000
                        and December 31, 1999, and Nine Months
                        Ended December  31,1998                      31

                      Consolidated Statements of Cash Flows -
                        Years Ended December 31, 2000 and
                        December 31, 1999, and Nine Months
                        Ended December 31, 1998                      32

                      Consolidated Statements of Comprehensive
                        Income(Loss) - Years Ended December 31,
                        2000 and December 31, 1999, and Nine
                        Months Ended December 31, 1998               33

                      Notes to Consolidated Financial Statements     34

Item 9.             Changes In and Disagreements With Accountants
                      on Accounting and Financial Disclosure         55


                                 PART III


Item 10.            Directors and Executive Officers of the
                      Registrant                                     56
Item 11.            Executive Compensation                           56
Item 12.            Security Ownership of Certain Beneficial
                      Owners and Management                          56
Item 13.            Certain Relationships and Related Transactions   56



                                 PART IV


Item 14.            Exhibits, Financial Statement Schedules, and
                      Reports on Form 8-K                            57

                    Signatures                                       62




                                 PART I


ITEM 1.             BUSINESS

Global Industries, Ltd. provides construction services including, pipeline construction, platform installation and removal, diving services, and construction support to the offshore oil and gas industry in the United States Gulf of Mexico (the
"Gulf of Mexico") and in selected international areas. Unless the context indicates otherwise, all references to the "Company" or "Global" refer to Global Industries, Ltd. and its subsidiaries. In 1990, Global was organized as a Delaware Corporation.

The Company began as a provider of diving services to the offshore oil and gas industry over twenty-five years ago and has used selective acquisitions, new construction, and upgrades to expand its operations and assets. The Company has the largest number of offshore construction vessels currently available in the Gulf of Mexico and its worldwide fleet includes twenty-three barges that have various combinations of pipelay, pipebury, and derrick capabilities. The Company's fleet currently includes seventy-three manned vessels that were available for service during 2000. At December 31, 2000 the Company's fleet consisted of seventy-eight vessels.

On September 30, 2000, the Company completed a transaction to exchange certain of its remotely operated vehicles ("ROV") assets for certain non-U.S. diving assets of Oceaneering International, Inc. and share certain international facilities with Oceaneering in Asia and Australia. Global conveyed to Oceaneering its ROVs and related equipment in Asia and Australia and its ROV Triton XL-11 in the Gulf of Mexico. In exchange, Oceaneering conveyed to Global the dive support vessel Ocean Winsertor along with air and saturation diving equipment in Asia, Australia, China, and the Middle East.


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


Offshore Construction

Offshore construction services performed by the Company include pipelay, derrick, and related services. The Company is capable of installing steel pipe by either the conventional or the reel method of pipelaying using either manual or automatic welding processes. With the conventional method, 40-foot segments of up to 60-inch diameter pipe are welded together, coated, and tested on the deck of the pipelay barge. Each segment is connected to the prior segment and is submerged in the water as the barge is moved forward forty feet by its anchor winches or tugboats. The process is then repeated. Using the conventional pipelay method, the Company's barges can install approximately 400 feet per hour of small diameter pipe in shallow water under good weather conditions. Larger diameter pipe, deeper water, and less favorable weather conditions all reduce the speed of pipeline installation. The Company has vessels located in each of the regions in which it currently operates that are capable of installing pipe using the conventional method.

With the reel method, the Company performs the welding, testing, and corrosion coating onshore, and then spools the pipe onto a pipe reel in one continuous length. Once the reel barge is in position, the pipe is unspooled onto the ocean floor as the barge is moved forward. The Company's dedicated reel pipelay barge, the Chickasaw, is capable of spooling as much as forty-five miles of 4.5-inch diameter pipe, nineteen miles of 6.625-inch diameter pipe, or four miles of 12.75-inch diameter pipe in one continuous length. Concrete coated pipe or pipe with a diameter greater than 12.75 inches cannot be installed using the Chickasaw's reel. Global has successfully operated the Chickasaw since 1987. The Company believes that its reel method pipelay capability often provides it with a competitive advantage because of its faster installation rates and reduced labor expense when compared to the conventional pipelay method. The Chickasaw can install small diameter pipe in shallow water at rates averaging 3,000 feet per hour. The Chickasaw's faster lay rate is even more significant during the winter months, when pipelay operations frequently must be suspended because of adverse weather conditions. The Chickasaw's faster installation rate allows much more progress, or even completion of a project, with fewer costly weather delays. The reel method reduces labor costs by permitting much of the welding, x-raying, corrosion coating, and testing to be accomplished onshore, where labor costs are generally lower than comparable labor costs offshore. This method also enables the Company to perform a substantial portion of its work onshore, a more stable and safer work environment.

The Hercules, is equipped with a reel system similar in design to the Chickasaw's but with a much greater capacity. The Hercules reel is capable of spooling eighty-four miles of 6.625-inch diameter pipe, twenty-two miles of 12.75-inch diameter pipe, or ten
miles of 18-inch diameter pipe.   The Hercules can install small
diameter pipe at rates averaging 3,000 feet per hour. The Hercules is capable of providing conventional and spooled pipelay services in water depths up to 10,000 feet.

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

For the Gulf of Mexico, The United States Department of
Interior Minerals Management Service ("MMS") requires the burial of all offshore oil and gas pipelines greater than 8.75-inches in diameter and located in water depths of 200 feet or less. The Company believes it has the equipment and expertise necessary for its customers to comply with MMS regulations. In fiscal 1997, the Company obtained the Mudbug technology and certain ownership interest in patents. The Mudbug is used to simultaneously lay and bury pipelines, a significant competitive advantage over the conventional method, which requires a second trip over the pipeline with the barge to bury the pipe. Regulations also require that these pipelines be periodically inspected, repaired, and, if necessary, reburied. Inspection requires extensive diving or ROV services, and rebury requires either hand-jetting by divers or use of one of the Company's large jet sleds and a bury barge.

All twenty-three of the Company's barges are equipped with cranes designed to lift and place platforms, structures, or equipment into position for installation. In addition, they can be used to disassemble and remove platforms and prepare them for salvage or refurbishment. The Hercules is equipped to perform lifts up to 2,000 tons. The Company expects demand for Gulf of Mexico abandonment services to increase as more platforms are removed due to MMS regulations relating to the abandonment of wells and removal of platforms. MMS regulations require platforms to be removed within eighteen months once production ceases and that the site be restored to meet stringent standards. According to MMS, in February 2001 there were 4,303 platforms in U.S. waters of the Gulf of Mexico.


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

The Company owned and operated ROVs and performed ROV services in the Gulf of Mexico, Asia Pacific, and the Middle East through the third quarter of 2000. As discussed above, on September 30, 2000 the Company exchanged certain of its ROV assets for certain non-U.S. diving assets of Oceaneering International, Inc.



Liftboats and other Offshore Support Vessels

Liftboats, also called "jackup boats", are self-propelled, self-elevating work platforms complete with legs, cranes, and living accommodations. Once on location, a liftboat hydraulically lowers its legs until they are seated on the ocean floor and then "jacks up" until the work platform is elevated above the wave action. Once positioned, the stability, open deck area, crane capacity, and relatively low costs of operation make liftboats ideal work platforms for a wide range of offshore support services. In addition, the capability to reposition at a work site, or to move to another location within a short time adds to their versatility. While the Company continues to time charter the liftboats to the offshore service industry, it is also using the liftboats in its pipeline construction and repair, platform installation, inspection, maintenance, removal, and diving services. Currently, the Company operates liftboats in the U.S. Gulf of Mexico and in Mexico's Bay of Campeche.

The Company also operates other offshore support vessels
("OSV"s) internationally to support its offshore construction services and also time charters them to the offshore service industry.


Customers

The Company's customers are primarily oil and gas producers and pipeline companies. During the year ended December 31, 2000, the Company provided offshore marine construction services to over 100 customers. The Company's revenues are not dependent on any one customer. Its largest single customer in any one of the last three fiscal periods accounted for 20% of revenues. However, the level of construction services required by any particular customer depends on the size of that customer's capital expenditure budget devoted to construction plans in a particular year. Consequently, customers that account for a significant portion of revenues in one fiscal year may represent an immaterial portion of revenues in subsequent fiscal years. The Company's traditional contracts are typically of short duration, being completed in one to five months. Engineering, Procurement, Installation and Commissioning contracts
(EPIC) and turnkey contracts can be for longer durations of up to one or two years.

Contracts for work in the Gulf of Mexico are typically awarded on a competitive bid basis with customers usually requesting bids on projects one to three months prior to commencement. However, for projects in water depths greater than 1,000 feet, particularly subsea development projects and "turnkey" projects (where the Company is responsible for the project from engineering through hook-up), and for projects in international areas, the elapsed time from bid request to commencement of work may exceed one year. The Company's marketing staff contacts offshore operators known to have projects scheduled to ensure that the Company has an opportunity to bid for the projects. Most contracts are awarded on a fixed-price basis, but the Company also performs work on a cost-plus or day-rate basis, or on a combination of such bases. The Company attempts to qualify its contracts so it can recover the costs of certain unexpected difficulties and the costs of weather related delays during the winter months. Although customers' contract terms relating to risk allocation are becoming more onerous to the contractor, there are more innovative risk and reward contracts being offered.


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

Domestic competition for deepwater and ultra-deep water projects in the Gulf of Mexico is limited primarily to the Company,
J. Ray McDermott and Cal Dive International. With increasing frequency, international competitors such as Coflexip S.A., Heerema S.A., Stolt Comex Seaway S.A., Allseas Marine Contractors S.A., and Saipem S.p.a. bid and compete for projects in the Gulf of Mexico. The Company's competitors for shallow water projects include many smaller companies including Horizon Offshore, Inc., Offshore Specialities Fabricators, Inc., and Torch, Inc. Some shallow water competitors operate only one barge and compete primarily based on price.


Backlog

As of January 31, 2001, the Company's backlog of construction contracts supported by written agreements amounted to approximately $58.0 million ($19.4 million for the U.S. Gulf of Mexico and $38.6 million for international operations), compared to the Company's backlog at January 31, 2000, of $97.2 million ($14.8 million for the U.S. Gulf of Mexico and $82.4 million for international operations). Management expects most of the Company's backlog to be performed within twelve months. The Company does not consider its backlog amounts to be a reliable indicator of future revenues.


Patents

The Company owns or is the licensee of a number of patents in the United States and Great Britain. The Company relies on a combination of patents and trade secrets to protect its proprietary technologies. In the 1987 acquisition of Sea-Con Services, Inc.'s pipelaying assets, the Company acquired the patents to certain pipe burying technology and an exclusive license to certain wet welding technology. Patents under which the Company is a non-exclusive licensee protect certain features of the Chickasaw and the Company's portable reels. In the fiscal 1997 acquisition of Norman Offshore Pipelines, Inc., the Company acquired certain ownership interest in patents to certain pipe burying technology, called the Mudbug, which permits pipelay and bury completion in a single pass. The licenses continue until the expiration of the underlying patents, which will occur at various times to 2007. In addition, the Company has developed certain proprietary underwater welding techniques and materials.

The Company's business is not materially dependent on any one or more of its licenses or patents, although the loss of license or patent protection for the Company's reel barge, or its pipeburying technology could have an adverse effect on the Company's competitive position.


Employees

The Company's work force varies based on the Company's workload at any particular time. During 2000, the number of Company employees ranged from a low of 1,718 to a high of 1,963, and as of January 31, 2001, the Company had 1,755 employees. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that its relationship with its employees is satisfactory. In addition, many workers are hired on a contract basis and are available to the Company on short notice.


Seasonality

Each of the geographic areas in which the Company operates has seasonal patterns that affect the Company's operating patterns.
The seasonal patterns are the results of weather conditions and the timing of capital expenditures by oil and gas companies. In the Gulf of Mexico, where the Company derived over 52% of its revenues in 2000, a disproportionate amount of the Company's revenues, gross profit, and net income is earned in the interim periods that include July through December.


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

The Company is required by various governmental and quasi-governmental agencies to obtain certain permits, licenses, and certificates with respect to its operations. The kinds of permits, licenses, and certificates required in the operations of the Company depend upon a number of factors. The Company believes that it has obtained or can obtain all permits, licenses, and certificates necessary to conduct its business.

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

The operations of the Company also are affected by numerous federal, state, and local laws and regulations relating to protection of the environment including, in the United States, the Outer Continental Shelf Lands Act, the Federal Water Pollution Control Act of 1972, and the Oil Pollution Act of 1990. The technical requirements of these laws and regulations are becoming increasingly complex and stringent, and compliance is becoming increasingly difficult and expensive. However, the Company believes that compliance with current environmental laws and regulations is not likely to have a material adverse effect on the Company's business or financial statements. Certain environmental laws provide for "strict liability" for remediation of spills and releases of hazardous substances and some provide liability for damages to natural resources or threats to public health and safety. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties, and criminal prosecution. The Company's compliance with these laws and regulations has entailed certain changes in operating procedures and approximately $0.2 million in expenditures during the year ended December 31, 2000. It is possible that changes in the environmental laws and enforcement policies thereunder, or claims for damages to persons, property, natural resources, or the environment could result in substantial costs and liabilities to the Company. The Company's insurance policies provide liability coverage for sudden and accidental occurrences of pollution and/or clean up and containment of the foregoing in amounts which the Company believes are comparable to policy limits carried in the marine construction industry.

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

The Company owns a fleet of twenty-three construction barges, twenty-three liftboats, and thirty-two DSVs, OSVs, and other support vessels. Twenty-one of the Company's construction barges are designed to perform more than one type of construction project which enables these combination barges to sustain a higher utilization rate. A listing of the Company's significant vessels along with a brief description of the capabilities of each is presented on page 11.

The Company's Hercules is a 444-foot barge with a 2,000-ton crane capable of performing revolving lifts up to approximately 1,600 tons. In July 1998, the Hercules completed its conversion to a dynamically positioned pipelay/heavy-lift barge and returned to service to begin its first conventional pipelay project. The second phase of the upgrade of the Hercules, installation of a reel on the barge to enable it to install offshore pipelines using the reel method, was completed in the fourth quarter of 2000.

In addition to the dedicated pipelay reel on the Chickasaw, which has a capacity ranging from forty-five miles of 4.5-inch diameter pipe, nineteen miles of 6.625-inch diameter pipe or four miles of 12.75-inch diameter pipe, the Company owns four portable pipelay reels, which can be mounted on the deck of its barges for pipelay by the reel method or used as additional capacity on the Chickasaw. The Hercules reel system is similar in design to the Chickasaw's, but with much greater capacity. The Hercules reel is capable of spooling up to eighty-four miles of 6.625-inch diameter pipe, twenty-two miles of 12.75-inch diameter pipe, or ten miles of 18-inch pipe. The Company owns and operates four jetting sleds, which are capable of burying pipe up to thirty-six inches in diameter, and three Mudbugs, for burying pipe simultaneously with the pipeline installation.

Global's Pioneer is a SWATH (Small Waterplane Area Twin Hull) vessel that provides support services in water depths to 8,000 feet. Use of the Pioneer design reduces weather sensitivity, allowing the vessel to continue operating in up to 12-foot seas and remain on site in up to 20-foot seas. The vessel is able to install, maintain, and service subsea completions, has saturation diving capabilities, and is equipped for abandonment operations, pipeline installation support, and other services beyond the capabilities of conventional DSVs. During fiscal 2000, the Company modified the vessel to increase its load carrying capacity. The Pioneer's current base is the Gulf of Mexico.

The Company operates twenty-three liftboats. Liftboats are self-propelled, self-elevating vessels, which can efficiently support offshore construction and other services, including dive support and salvage operations in water depths up to 180 feet. In the second quarter of 2000, the Company took delivery of a new 190-foot class liftboat, the Swordfish. In January 2001, the liftboat Bonita suffered an engine room explosion. The vessel incurred extensive damage and was declared a constructive total loss.

The Company owns all of its barges and vessels, and sixty are subject to ship mortgages. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." In compliance with governmental regulations, the Company's insurance policies, and certain of the Company's financing arrangements, the Company is required to maintain its barges and vessels in accordance with standards of seaworthiness and safety set by government regulations or classification organizations. The Company maintains its fleet to the standards for seaworthiness, safety, and health set by the U.S. Coast Guard, the American Bureau of Shipping, Bureau Veritas, and Lloyd's Registry.

The Company also owns sixteen saturation diving systems. One of the units is installed in the New Iberia Research and Development Center and used to support welding research as well as offshore operations. The Company's saturation systems range in capacity from four to fourteen divers. Two of the saturation systems are capable of supporting dives as deep as 1,500 feet. Each saturation system consists of a diving bell for transporting the divers to the sea floor and pressurized living quarters. The systems have surface controls for measuring and mixing the specialized gases that the divers breathe and connecting hatches for entering the diving bell and providing meals and supplies to the divers.

In the normal course of its operations, the Company also leases or charters other vessels, such as tugboats, cargo barges, utility boats, dive support vessels, and ROVs.

The Company owns 625 acres near Carlyss, Louisiana and has constructed a deepwater support facility and pipebase. The location serves as the corporate headquarters and the headquarters of the Company's Gulf of Mexico Offshore Construction operations. The facility is capable of accommodating the Company's deepwater draft vessels and pipe spooling for the Chickasaw and the Hercules. The Company has replaced its facilities in Houma and Amelia, Louisiana with the Carlyss Facility.

During 2000, the Company consolidated its Asia Pacific and
Middle East headquarters to Bangkok, Thailand.

The following table summarizes the Company's significant existing facilities as of December 31, 2000:


                                        Approximate
                                        Square Feet       Owned/Leased
Location           Principal Use        or Acreage        (Lease Expiration)
--------           -------------        -----------       ------------------
Carlyss, LA        Shore base/Corporate
                   Headquarters          625 acres        Owned
Port of Iberia, LA Shore base            39 acres         Owned
Houston, TX        Office                39,410 sq. ft.   Leased (Aug. 2003)
Lafayette, LA (1)  Office/Training/
                    Storage              21,000 sq. ft.   Leased (Dec. 2001)
Cd. Del Carmen,
Mexico             Warehouses            51,613 sq. ft.   Leased (Dec. 2002)
Cd. Del Carmen,
Mexico             Office/Workshop       41,042 sq. ft.   Owned
Bangkok, Thailand  Office                7,545  sq. ft.   Leased (July 2003)
Batam Island,
Indonesia          Shore base            52 acres         Leased (Mar. 2028)
Sharjah, United
Arab Emirates      Office/Shore base     64,946 sq. ft.   Leased (Jun. 2001)

(1) Leased from the Company's Chairman and Chief Executive Officer, Mr. William J. Dore'.



                                 Global Industries, Ltd.
                   Listing of Construction Barges and Swath Vessel


                                               Pipelay
                                           ----------------
                                  Derrick  Maximum  Maximum
                                  -------
                                  Maximum   Pipe     Water           Living
               Vessel      Length  Lift    Diameter  Depth    Year   Quarter
               Type        (Feet)  (Tons)  (Inches)  (Feet) Acquired Capacity
             ------------  ------ -------  -------- ------- -------- --------

Construction
Barges:
Hercules     Pipelay/reel/
              derrick       444     2,000    60.00   10,000   1995     191
Seminole     Pipelay/
              derrick       424       800    48.00    1,500   1997     220
Comanche     Pipelay/
              derrick       400     1,000    48.00    1,500   1996     223
Shawnee      Pipelay/
              derrick       400       860    48.00    1,500   1996     272
Iroquois     Pipelay/
              derrick       400       250    60.00    1,000   1997     259
DLB 264      Pipelay/
              derrick       397     1,000    60.00    1,000   1998     220
DLB 332      Pipelay/
              derrick       351       750    60.00    1,000   1998     208

Cheyenne     Pipelay/
              bury/
              derrick       350       800    36.00    1,500   1992     190
Arapaho      Derrick        350       800       --       --   1992     100
Cherokee     Pipelay/
              derrick       350       925    36.00    1,500   1990     183
Sara Maria   Derrick        350       550       --       --   1999     300
Mohawk       Pipelay/
              bury/
              derrick       320       600    48.00      700   1996     200
Seneca       Pipelay/
              bury          290       150    42.00    1,000   1997     126
Chickasaw    Pipelay
              reel/
              derrick       275       160    12.75    6,000   1990     	70
Delta 1      Pipelay/
              bury          270        25    14.00      200   1996      70
Tonkawa      Derrick/
              bury          250       175       --       --   1990      73
Sea
Constructor  Pipelay/
              bury          250       200    24.00      400   1987     104
Navajo       Pipelay/
              derrick       240       150    10.00      600   1992     129
SubSea
Constructor  Pipelay/
              bury          240       150    16.00      150   1997      64
G/P 37       Pipelay/
              bury          188       140    16.00      300   1981      58
Pipeliner 5  Pipelay/
              bury          180        25    14.00      200   1996      60
G/P 35       Pipelay/
              bury          164       100    16.00     	200   1978     	46
MAD II       Pipelay/
              bury          135        45    22.00       50   1975     	33
SWATH Vessel:

Pioneer      Multi-
              service       200        50       --       --   1996     	57


ITEM 3.	LEGAL PROCEEDINGS

The Company's operations are subject to the inherent risks of offshore marine activity including accidents resulting in the loss of life or property, environmental mishaps, mechanical failures, and collisions. The Company insures against these risks at levels consistent with industry standards. The Company believes its insurance should protect it against, among other things, the cost of replacing the total or constructive total loss of its vessels. The Company also carries workers' compensation, maritime employer's liability, general liability, and other insurance customary in its business. All insurance is carried at levels of coverage and deductibles that the Company considers financially prudent. Recently the industry has seen a tightening in the builder's risk market which has increased deductibles and reduced coverage.

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

(Provided pursuant to General Instruction G)

All executive officers named below, in accordance with the By-Laws, are elected annually and hold office until a successor has been duly elected and qualified. The executive officers of the Company as of December 31, 2000 follow:

Name                    Age     Position
William J. Dore'        58      Chairman of the Board of Directors and
                                  Chief Executive Officer
Peter S. Atkinson       53      President
Timothy W. Miciotto     57      Vice President, Chief Financial Officer
Nicolas A. Alvarado     56      Vice President, Worldwide Business
                                  Development and Latin America
Byron W.Baker           45      Vice President, Offshore Operations
R. Craig Broussard      39      Vice President, Asia Pacific/Middle East
Wilmer J. Buckley, Jr.  51      Vice President, Human Resources
James J. Dore'          46      Vice President, Diving and Special Services
Lawrence C. McClure     45      Vice President, Offshore Construction
                                  Division/Engineering
Robert L. Patrick       50      Vice President, Mediterranean and West Africa
Russell J. Robicheaux   52      Vice President, General Counsel

Mr. William J. Dore' is the Company's founder and has served as Chairman of the Board of Directors, President and Chief Executive Officer since 1973 and most recently, as of June 2000, Chairman of the Board and Chief Executive Officer. Mr. Dore' has over thirty years of experience in the diving and marine construction industry. He is a past President of the Association of Diving Contractors and has served on the Board of Directors executive committee of the National Ocean Industry Association. In 2000, Mr. Dore' received the Horatio Alger Award for personal and professional achievement.

Mr. Atkinson joined the Company in September of 1998 as Vice President and Chief Financial Officer. In June 2000, he was named President. Prior to joining Global he had been Director - Financial Planning with J. Ray McDermott, S.A., having previously served in various capacities at McDermott International, Inc. and
J. Ray McDermott, S.A. for twenty-three years. At McDermott, he served at the corporate level as well as in the North Sea, Middle East, West Africa and Central and South America.

Mr. Miciotto joined the Company as Vice President and Chief Financial Officer in June 2000. Mr. Miciotto has thirty-two years of experience in both domestic and international financial management positions with McDermott International, Inc., including resident experience in Lebanon, Belgium, England and Singapore. Prior to joining Global, he had been Director - Materials and Transportation with McDermott International, Inc. for the preceding five years.

Mr. Alvarado joined the Company as Vice President, Worldwide Business Development in May 2000. In October 2000, Mr. Alvarado assumed additional responsibilities for the Company's Latin America operations. Mr. Alvarado previously served as General Manager for Chevron in Venezuela. He has thirty years of experience in various domestic and international management positions with Chevron, including more than fifteen years resident experience in Venezuela, Australia, Canada, Indonesia and Europe.

Mr. Baker joined the Company in April 1997 as Operations
Manager in Mexico. In 1999, he was named International Offshore Operations Manager. In February 2000, Mr. Baker was appointed Vice President, Offshore Operations. Prior to joining Global, he served as Operations Manager at J. Ray McDermott. In addition to serving at McDermott, he served in an operational capacity at Offshore Pipelines, Inc. He has more than twenty-five years of experience in the offshore construction industry.

Mr. Broussard joined the Company in June 1990 as Regional Marketing Representative. Mr. Broussard has served in various roles in the Company's domestic divisions including management positions in marketing and sales, contracts and estimating, operations, and projects. In addition, Mr. Broussard has served as Manager of Proposals and Projects Middle East, based in Sharjah, United Arab Emirates. Mr. Broussard served as Regional Manager Asia Pacific based in Singapore from July
1998 through March 2000. Mr. Broussard was named Vice President, Asia Pacific/Middle East in April 2000.

Mr. Buckley joined the Company in February 1995 as Corporate Director of Human Resources. Mr. Buckley was named Vice
President, Human Resources in April 1997. He has more than twenty years of professional experience in human resources and has held corporate-level positions with two major offshore contractors, including resident experience in the Middle East and Southeast Asia.

Mr. James Dore' has over twenty years of service with the Company. He held a number of management positions with responsibility for marketing, contracts and estimating, and diving operations. Mr. Dore' was named Vice President, Marketing in March 1993, Vice President, Special Services in November 1994 and Vice President, Diving and Special Services in February 1996.
In January 2001, Mr. Dore' became President of the Association of Diving Contractors. Mr. Dore' is the brother of William J. Dore'.

Mr. McClure joined the Company in January 1989 as Assistant Operations Manager and was promoted to Manager of Estimating and Engineering in February 1992. In February 1995, he was named Vice President, Estimating and Engineering. Mr. McClure was named Vice President, Offshore Construction in February 1996.
In May 2000, he was named Vice President, Offshore Construction Division/Engineering. Mr. McClure has over twenty years of experience in the offshore construction business.

Mr. Patrick joined the Company in July 1995 as Operations Manager for the West Africa Division. Prior to joining Global, Mr. Patrick served as Vice President of Operations for Ugland in Mexico for five years. He has also managed projects in India, West Africa, the Gulf of Mexico and offshore California. Mr. Patrick has over twenty-five years of experience in marine engineering and offshore construction.

Mr. Robicheaux joined the Company in August 1999 as Vice President and General Counsel. Prior to joining the Company, Mr. Robicheaux had been Assistant General Counsel with J. Ray McDermott, S.A. since 1995. In addition, he served in various engineering and legal capacities at McDermott International, Inc. for the preceding twenty-five years, including design and field engineering, project engineering, estimating and project management.



                                 PART II


ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        SHAREHOLDER MATTERS

The Company's Common Stock is traded on the NASDAQ National
Market System under the symbol "GLBL." The following table presents for the periods indicated the high and low sales prices per share of the Company's Common Stock.

                  Period                           High           Low
                  ------                        --------       --------
        January 1, 1999 - March 31, 1999        $ 10.563       $  4.938
        April 1, 1999 - June 30, 1999             13.188          8.000
        July 1, 1999 - September 30, 1999         12.813          7.125
        October 1, 1999 - December 31, 1999        9.688          6.000

        January 1, 2000 - March 31, 2000        $ 15.750       $  7.375
        April 1, 2000 - June 30, 2000             19.875         11.125
        July 1, 2000 - September 30, 2000         18.688          9.438
        October 1, 2000 - December 31, 2000       14.750          9.188

As of March 13, 2001, there were approximately 1,042 holders of record of Common Stock.

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

The selected financial data presented below for each of the past five fiscal periods should be read in conjunction with Management's Discussion and Analysis of Financial Condition and
Results of Operations and the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this Annual Report. In 1998, the Company changed its fiscal accounting year end to December 31 from March 31.



                         Year                 Nine Months          Year
                        Ended                   Ended              Ended
                      December 31,           December 31,         March 31,
              ---------------------------  -----------------  -----------------
               2000(1)  1999(2)   1998(3)    1998    1997(3)   1998(4)   1997
                                (in thousands, except per share data)

Revenues      $298,745 $387,452  $429,719  $342,201 $292,383  $379,901 $229,142
Gross profit    35,383   45,600   119,716    95,973   90,913   114,656   63,253
Net income
(loss)         (16,690)  (1,131)   49,953    38,971   46,321    57,303   33,932
Net income
(loss)
per share
  Basic       $  (0.18)$ (0.01)  $   0.55  $   0.43 $   0.50  $   0.63 $   0.44
  Diluted     $  (0.18)$ (0.01)  $   0.53  $   0.42 $   0.49  $   0.61 $   0.42
Weighted
average
common shares
outstanding
  Basic         91,982   90,700    91,488    91,498   90,981    91,110   77,746
  Diluted       91,982   90,700    94,780    93,808   93,682    93,872   80,747
Total
assets (5)    $730,187 $755,935  $730,187  $730,187 $611,110  $625,367 $422,687
Working
capital(5)      37,949   58,561    78,637    78,637   66,820    77,472  103,727
Long-term
debt,total(5)  236,627  252,407   210,797   210,797  137,887   146,993   43,213

________________

(1) Included in the net income (loss) and net income (loss) per share amount is a cumulative effect of change in accounting principle of $(0.8) million and $(0.01), respectively. See
Note  1  of the Notes to Consolidated Financial Statements.
(2) Included in the results for the year ended December 31, 1999, beginning in the third quarter, are the consolidated financial results of Global's ownership of CCC's (CCC Fabricaciones y Construcciones, S.A. de C.V.) offshore construction business. See Note 12 of the Notes to Consolidated Financial Statements.
(3) Unaudited.
(4) On July 31, 1997, the Company acquired certain business operations and assets of Sub Sea International, Inc. and certain of its subsidiaries. The results of operations of the Sub Sea acquisition are included from the date of the acquisition.
(5) As of the end of the period.


ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion presents management's discussion and analysis of the Company's financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements.

Certain of the statements included below and in other portions of this annual report, including those regarding future financial performance or results or that are not historical facts, are or contain "forward looking" information as that term is defined in the Securities Act of 1933, as amended. The words "expect," "believe," "anticipate," "project,"
"estimate," and similar expressions are intended to identify forward-looking statements. The Company cautions readers that any such statements are not guarantees of future performance or events and such statements involve risks, uncertainties and assumptions. Factors that could cause actual results to differ from those expected include, but are not limited to, dependence on the oil and gas industry and industry conditions, general economic conditions including interest rates and inflation, competition, the ability of the Company to continue its acquisition strategy, successfully manage its growth, and obtain funds to finance its growth, operating risks, contract bidding risks, the use of estimates for revenue recognition, risks of international operations, risks of vessel construction such as cost overruns, changes in government regulations, and disputes with construction contractors, dependence on key personnel and the availability of skilled workers during periods of strong demand, the impact of regulatory and environmental laws, the ability to obtain insurance, and other factors discussed below. Operating risks include hazards such as vessel capsizing, sinking, grounding, colliding, sustaining damage in severe weather conditions, fire and explosion. These hazards can also cause personal injury, loss of life, severe damage to and destruction of property and equipment, pollution and environmental damage, and suspension of operations. The risks inherent with international operations include political, social, and economic instability, exchange rate fluctuations, currency restrictions, nullification, modification, or renegotiations of contracts, potential vessel seizure, nationalization of assets, import-export quotas, and other forms of public and governmental regulation. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual results and outcomes may differ materially from those indicated in the forward-looking statements.

On September 30, 2000, the Company completed a transaction to exchange certain of its ROV assets for certain non-U.S. diving assets of Oceaneering International, Inc. and share certain international facilities with Oceaneering in Asia and Australia. Global conveyed to Oceaneering its ROVs and related equipment in Asia and Australia and its ROV Triton XL-11 in the Gulf of Mexico.
 In exchange, Oceaneering conveyed to Global the dive support vessel Ocean Winsertor along with air and saturation diving equipment in Asia, Australia, China, and the Middle East.



Results of Operations

The following table sets forth, for the periods indicated, statement of operations data expressed as a percentage of revenues.


               Twelve        Twelve       Twelve        Nine         Nine
               Months        Months       Months       Months       Months
                Ended        Ended        Ended        Ended        Ended
              December 31, December 31, December 31, December 31, December 31,
              ------------ ------------ ------------ ------------ ------------
                  2000         1999         1998         1998         1997
              ------------ ------------ ------------ ------------ ------------
                                     (unaudited)                   (unaudited)


Revenues         100.0%        100.0%       100.0%       100.0%       100.0%
Cost of
 revenues        (88.2)        (88.2)       (72.1)       (72.0)       (68.9)
Gross profit      11.8          11.8         27.9         28.0         31.1
Goodwill
 Amortization     (1.0)         (0.3)          --           --           --
Equity in net
 loss of
 unconsolidated
 affiliate          --          (2.8)        (1.8)        (2.0)        (0.3)
Selling,
 general and
 administrative
 expenses        (10.5)         (7.2)        (6.4)        (6.3)        (5.8)
Operating income	  0.3           1.5         19.7         19.7         25.0
Interest expense  (7.6)         (3.7)        (1.7)        (2.0)        (0.5)
Other income
 (expense)         1.0          (0.1)        (0.1)        (0.2)         1.0
Income (loss)
 before income
 taxes            (6.3)         (2.3)        17.9         17.5         25.5
(Provision)
 benefit for
 income taxes      0.9           2.0         (6.3)        (6.1)        (9.7)
Income (loss)
 before
 cumulative
 effect of
 change in
 accounting
 principle        (5.4)         (0.3)        11.6         11.4         15.8
Cumulative
 effect of
 change in
 accounting
 principle         0.3            --           --           --           --
Net income
 (loss)           (5.7)%        (0.3)%       11.6%        11.4%        15.8%


The Company's results of operations reflect the level of offshore construction activity in the Gulf of Mexico and all international locations, for all periods presented above. In addition, included in the results for the year ended December 31, 1999, beginning in the third quarter, are the consolidated financial results of Global's ownership of CCC's offshore construction operations (see Note 12 of the Notes to Consolidated Financial Statements). The results also reflect the Company's ability to win jobs through competitive bidding and manage awarded jobs to successful completion. The level of offshore construction activity is principally determined by three factors: first, the oil and gas industry's ability to economically justify placing discoveries of oil and gas reserves in production; second, the oil and gas industry's need to clear all structures from the lease once the oil and gas reserves have been depleted; and third, weather events such as major hurricanes.


Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

Revenues. Revenues for the year ended December 31, 2000 declined 23% to $298.7 million from $387.5 million for the year ended December 31, 1999. The decline in revenues is primarily attributable to decreased activity in the Company's West Africa, Latin America, and Asia Pacific divisions. These amounts were partially offset by increases in the Company's Gulf of Mexico Diving, Gulf of Mexico Marine Support, and Middle East segments.

Gross Profit. The Company's gross profit as a percentage of revenues was 12% for both the year ended December 31, 2000 and December 31, 1999. Gross profit for the year ended December 31, 2000 was $35.4 million as compared with $45.6 million for the year ended December 31, 1999. The 22% decline was largely the result of decreased international activity, partially offset by higher gross profit from the Company's Gulf of Mexico Diving, Gulf of Mexico Marine Support, and Middle East segments. The higher gross profits in these areas was due primarily to increased activity and increased rates.

Selling, General, and Administrative Expenses. For the year ended December 31, 2000, selling, general, and administrative expenses increased 13% to $31.2 million from $27.7 million for the twelve months ended December 31, 1999. The increase was due primarily to an entire year of consolidation of the Company's Mexican
Operations in fiscal 2000 as compared to a half year in fiscal 1999.

Depreciation and Amortization. For the year ended December 31, 2000, depreciation and amortization, including amortization of dry-docking costs, was $45.9 million compared to the $55.0 for the year ended December 31, 1999. The 17% decline was principally attributable to decreased utilization of the Company's pipelay/derrick barges, in the West Africa, Latin America, Asia Pacific and Gulf of Mexico Offshore Construction divisions, which are depreciated on a units-of-production basis. This decrease was partially offset by increased depreciation expense associated with the Company's Carlyss facility, which was operational for a full year in fiscal 2000.

Interest Expense. Interest expense was $22.8 million, net of capitalized interest, for the year ended December 31, 2000, compared to $14.5 million for the year ended December 31, 1999 primarily due to higher average outstanding debt levels, higher effective interest rates, and less capitalized interest.

Net Income (Loss). For the year ended December 31, 2000, the Company recorded a net loss of $16.7 million as compared to a net loss of $1.1 million for the year ended December 31, 1999.
Included in the net loss for the year ended December 31, 1999 is a $7.1 million loss associated with the Company's previous 49% ownership interest in CCC. The Company's effective tax rate for the twelve months ended December 31, 2000 was 15%, compared to 87% for the twelve months ended December 31, 1999. The decrease in the effective tax rate relates primarily to changes in taxable income in differing taxable jurisdictions and a tax benefit in 1999 on the capital loss related to the sale of Global's interest in CCC.

Segment Information. The Company has identified seven reportable segments as required by SFAS 131 (see note 8 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report). The following discusses the results of operations for each of those reportable segments.

Gulf of Mexico Offshore Construction - Revenues declined 7% to $113.2 million (including $2.0 million intersegment revenues) for the year ended December 31, 2000 from $121.1 million (including $3.7 million intersegment revenues) for the year ended December 31, 1999. Income before taxes decreased to a loss of $2.7 million for the year ended December 31, 2000 compared to income before income taxes of $3.9 million for the comparable period last year. The decreases in revenues and earnings were due primarily to decreased demand for offshore construction services in the Gulf of Mexico and resulting pricing pressures.

Gulf of Mexico Diving - Revenues from diving-related services in the Gulf of Mexico increased due to increased demand from external customers and more contract specific work in the Gulf of Mexico Offshore Construction Segment. Gross revenues increased 29% to $37.8 million (including $17.9 million intersegment revenues) for the year ended December 31, 2000 compared to $29.3 million (including $10.2 million intersegment revenues) for the year ended December 31, 1999. The increased activity levels and slight rate increases caused income before taxes to increase to $2.1 million during the year ended December 31, 2000 compared to a loss of $0.9 million for the year ended December 31, 1999.

Gulf of Mexico Marine Support - Due to increased activity and pricing, revenues for this segment increased 41% to $29.9 million (including $4.6 million intersegment revenues) for the year ended December 31, 2000, from $21.2 million (including $4.1 million intersegment revenues) for the year ended December 31, 1999. As a result of the overall increase in activity levels and improved pricing, income before taxes also increased to $4.7 million during the year ended December 31, 2000 compared to a loss of $1.3 million for the year ended December 31, 1999.

West Africa - Due to decreased activity levels, revenues decreased 59% to $33.3 million, for the year ended December 31, 2000 from $81.1 million for the year ended December 31, 1999. The decline in revenues is due primarily to the completion of two large contracts in 1999, one of which had a large level of subcontracted fabrication and procurement content. As a result activity level decline, earnings before taxes decreased to a loss of $5.1 million for the year ended December 31, 2000 compared to $8.2 million for the twelve months ended December 31, 1999.

Latin America - Decreased activity levels resulted in a 33% decrease in revenues to $60.8 million for the year ended December 31, 2000 from $91.3 million for the year ended December 31, 1999. Earnings before taxes were also affected by the activity level decline as earnings decreased to a nominal profit from $5.5 million for the year ended December 31, 1999, net of $10.7 million of equity in CCC losses.

Asia Pacific - Revenues decreased 39% to $34.3 million for the year ended December 31, 2000 compared to $56.1 million for year ended December 31, 1999. This reduction was due primarily to reduced activity and the completion of one large pipelay contract in the year ended December 31, 1999. Loss before taxes increased to a $14.3 million loss as compared to a loss of $10.5 million for the year ended December 31, 2000 and December 31, 1999, respectively. The decline in profits was attributable to the ending of the aforementioned project, reduced demand, increased pricing pressures, costs associated with the establishment of the Bangkok regional office, costs associated with the Oceaneering transaction, and certain market entry pricing.

Middle East - Revenue increased to $12.8 million for the year ended December 31, 2000 compared to $4.0 million for the year ended December 31, 1999. Loss before taxes decreased to a loss of $3.5 million during the year ended December 31, 2000 compared to a loss of $6.8 million for the year ended December 31, 1999. The increase in revenues and earnings is primarily attributable to increased activity levels.

Year Ended December 31, 1999 Compared to Twelve Months Ended
December 31, 1998 (see Note 1 of the Notes to Consolidated
Financial Statements included elsewhere in this Annual Report)

Revenues. Revenues for the year ended December 31, 1999 of $387.5 million were 10% lower than revenues for the twelve months ended December 31, 1998 of $429.7 million. The decrease in revenues resulted largely from decreased domestic and Middle East division activities and downward pricing pressure. These amounts were partially offset by increases in the Company's Latin America and Asia Pacific divisions. The Latin America division's revenues increased substantially due to the cessation of Global's 49% ownership interest in CCC and subsequent acquisition of CCC's offshore construction operations, as discussed previously. Increases in Asia Pacific are primarily due to a large pipeline contract, which occurred, in fiscal 1999.

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

Gulf of Mexico Offshore Construction - Overall decreased demand for offshore construction services in the Gulf of Mexico and resulting pricing decreases caused this segment's gross revenues to decline
31% to $121.1 million (including $3.7 million intersegment revenues) for the year ended December 31, 1999 compared to $176.7 million (including $3.6 million intersegment revenues) for the twelve months ended December 31, 1998. The lower activity levels and associated pricing decreases also caused income before taxes to decline to $3.9 million during the year ended December 31, 1999 compared to $26.2 million for the twelve months ended December 31, 1998.

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

Gulf of Mexico Marine Support - Decreased demand and resulting pricing pressures also affected the Gulf of Mexico Marine Support services. Gross revenues from Gulf of Mexico Marine Support services declined 52% to $21.2 million (including $4.1 million intersegment revenues) for the year ended December 31, 1999, compared to $44.0 million (including $10.6 million intersegment revenues) for the twelve months ended December 31, 1998. Earnings before taxes also declined to a loss of $1.4 million during the year ended December 31, 1999 compared to income of $14.4 million for the twelve months ended December 31, 1998.

West Africa - During 1999, revenues from the West Africa Construction market remained relatively stable. For the year ended December 31, 1999, gross revenues decreased 4.3% to $81.1 million compared to $84.8 million for the twelve months ended December 31, 1998. Earnings before taxes decreased to $8.2 million during the year ended December 31, 1999 compared to $18.1 million for the twelve months ended December 31, 1998. Earnings reductions were primarily due to lower margins on one large contract.

Latin America - Revenues increased 247% to $91.3 million for the year ended December 31, 1999, compared to $29.0 million for the twelve months ended December 31, 1998. Earnings before taxes increased to $5.5 million during the year ended December 31, 1999, net of $10.7 million of equity in CCC losses, compared to a loss of $0.3 million for the twelve months ended December 31, 1998. As previously discussed, effective July 1, 1999 Global acquired ownership of CCC's offshore construction operations and divested itself of a 49% ownership in CCC's entire operation.

Asia Pacific - For the year ended December 31, 1999, gross revenues increased 30% to $56.1 million compared to $43.0 million for the twelve months ended December 31, 1998. Earnings before taxes decreased to a loss of $10.4 million during the year ended December 31, 1999 compared to income of $4.0 million for the twelve months ended December 31, 1998. Revenues increased due primarily to the one large pipeline contract, which started in March 1999. Earnings reductions were primarily a result of new area startup costs and poor initial productivity.

Middle East - Decreased demand and eroding margins dramatically affected this division. Gross revenues declined 83% to $4.0 million for the year ended December 31, 1999, compared to $30.5 million for the twelve months ended December 31, 1998. Earnings before taxes also declined to a loss of $6.8 million during the year ended December 31, 1999 compared to a loss of $2.3 million for the twelve months ended December 31, 1998.

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

Gulf of Mexico Offshore Construction - Overall decreased demand for offshore construction services in the Gulf of Mexico and resulting pricing decreases caused this segment's gross revenues to decline 24% to $140.5 million (including $5.9 million intersegment revenues) for the nine months ended December 31, 1998 compared to $186.0 million (including $0.8 million intersegment revenues) for the nine months ended December 31, 1997. The lower activity levels also caused income before taxes to decline to $28.4 million during the nine months ended December 31, 1998 compared to $42.9 million for the nine months ended December 31, 1997. The Hercules returned to service in July 1998, and helped partially offset the decline.

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

Gulf of Mexico Marine Support - Decreased demand and resulting pricing decreases also affected the Gulf of Mexico Marine Support services. Gross revenues from Gulf of Mexico Marine Support services declined 27% to $25.4 million (including $4.1 million intersegment revenues) for the nine months ended December 31, 1998, compared to $34.7 million (including $5.4 million intersegment revenues) for the same period ended December 31, 1997. Income before taxes also declined to $8.0 million during the nine months ended December 31, 1998 compared to $16.5 million for the nine months ended December 31, 1997.

West Africa - During 1998, the West Africa
Construction market recovered from a down cycle in 1997. For the nine months ended December 31, 1998, gross revenues increased 470% to $68.9 million compared to $11.4 million for the nine months ended December 31, 1997. Income before taxes increased to $11.9 million during the nine months ended December 31, 1998 compared to a $2.4 million loss for the nine months ended December 31, 1997. For the first time since entering the West Africa market, the Company employed two barges simultaneously during the nine months ended December 31, 1998.

Latin America - For the nine months ended December
31, 1998, revenue from services and equipment provided to CCC increased 287% to $26.3 million compared to $6.8 million for the nine months ended December 31, 1997. The increase was attributable to CCC's increase in offshore construction activity. Income before taxes and equity in CCC losses increased to $7.0 million during the nine months ended December 31, 1998 compared to $1.2 million for the nine months ended December 31, 1997. However, the increased income was offset by equity in CCC losses of $6.9 million and $0.9 million, respectively. The increase in CCC's loss was largely the result of increased operating losses, currency exchange rate losses, and an adjustment to prior years' taxes.

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


Middle East - Global entered into the Middle East construction market with the July 1, 1997 acquisition of Sub Sea International, Inc.'s Middle East operations and assets. Revenues were $23.0 million for the nine months ended December 31, 1998 compared to the five-month revenues of $11.0 million included in the nine months ended December 31, 1997. Losses before taxes during the nine months ended December 31, 1998 increased to $1.8 million compared to a $0.7 million loss included in the nine months ended December 31, 1997.


Liquidity and Capital Resources

The Company's cash balance decreased by $8.6 million to $25.5 million at December 31, 2000 from $34.1 million at December 31, 1999. During the year ended December 31, 2000, the Company's operations generated cash flow of $26.9 million. Cash from operations and the reduction in the Company's cash balance funded investing activities of $23.4 million and financing activities of $12.1 million. Investing activities consisted principally of capital expenditures and dry-docking costs. Funds used by financing activities principally represent repayment of balances under the Company's credit agreement with a syndicate of commercial banks. Working capital decreased $20.6 million during the year ended December 31, 2000 from $58.6 million at December 31, 1999 to $38.0 million at December 31, 2000. The decrease in working capital is due to decreases in cash and escrow funds and increases in current maturities of long-term debt, accrued interest, and other accrued liabilities.

Capital expenditures during the year ended December 31, 2000 aggregated $20.6 million for the conversion and upgrade of the Hercules, the upgrade of the Pioneer, the purchase of a new 190-foot class liftboat and additional support structures related to the Carlyss, Louisiana deepwater support facility and pipebase.

The Company estimates that the cost to complete capital expenditure projects in progress at December 31, 2000, will be approximately $2.0 million all of which is expected to be incurred during the year ending December 31, 2001.

In August 1998, the Board of Directors authorized the expenditure of up to $30.0 million to purchase shares of the Company's outstanding common stock. The Board of Directors placed no limit on the duration of the program. As of December 31, 1998, the Company had purchased 1,429,500 shares since the authorization at a total cost of $15.0 million. During fiscal 2000 and 1999 no shares were purchased. Under the Company's credit facility, discussed below, stock purchases are prohibited.

Long-term debt outstanding at December 31, 2000, (including current maturities), includes $131.5 million of Title XI bonds (including those from February 2000 described below), $28.0 million of Lake Charles Harbor and Terminal District bonds, $7.9 million of Heller Financial debt, and $68.0 million drawn against the Company's term facility.

The Company maintains a $300.0 million credit facility, which consists of a $175.0 million term loan facility and a $125.0 million revolving loan facility. Both the term and revolving loan facility mature on December 30, 2004. The term and revolving loan agreement permit both prime rate bank borrowings and London Interbank Offered Rate ("Libor") borrowings plus a floating spread. The spread for both prime rate and Libor borrowings will float up or down based on the Company's performance as determined by a leverage ratio. The spreads can range from 0.5% to 1.75% and 1.75% to 3.00% for prime rate and Libor based borrowings, respectively. In addition, the facility allows for certain fixed rate interest options on amounts outstanding. Both the term and revolving loan facility mature on December 30, 2004 and are subject to certain financial covenants. Stock of the Company's subsidiaries, certain real estate, and the majority of the Company's vessels collateralize the loans under the credit facility. In September 2000, the Company amended its credit facility to mitigate certain financial covenants for the quarter ended September 30, 2000 and the next three quarters. At December 31, 2000, the Company was in compliance with the amended credit facility, however, two financial covenants are near their limits and the Company's current expectations of its operations may result in one or more of such covenants not being met at the end of the second quarter. If such covenants cannot be met, the Company expects to seek waivers from its lenders. As of March 14, 2001, the Company had $70.4 million of credit capacity under it credit facility.

In February 2000, the Company completed Title XI mortgage financing for $99.0 million, at 7.71% per annum, for the conversion of the Hercules. These bonds financed both Phase I and Phase II of the Hercules conversion. Phase I proceeds, net of fees, amounts to $65.2 million and was used to pay down term debt under the Company's credit facility. Phase II proceeds, $29.1 million were released in the fourth quarter of 2000 and used to paydown debt. These bonds mature in 2025 and require semi-annual payments of $2.0 million, plus interest.

The Company's other Title XI bonds mature in 2003, 2005, 2020, and 2022. The bonds carry interest rates of 9.15%, 8.75%, 8.30% and 7.25% per annum, respectively, and require aggregate semi-annual payments of $0.9 million, plus interest. The agreements pursuant to which the Title XI bonds were issued contain certain covenants, including the maintenance of minimum working capital and net worth requirements. If not met, additional covenants result that restrict the operations of the Company and its ability to pay cash dividends. The Company is currently in compliance with these covenants.

The Company also has short-term credit facilities at its foreign locations that aggregate $4.5 million and are secured by parent company guarantees. Additionally, in the normal course of business, the Company provides guarantees and performance, bid, and payment bonds pursuant to agreements or obtaining such agreements to perform construction services. Some of these guarantees are secured by parent guarantees. The aggregate of these guarantees and bonds outstanding at December 31, 2000 was $30.5 million.

The Company expects funds available under the credit facilities, available cash, and cash generated from operations to be sufficient to fund the Company's operations, scheduled debt retirement, and planned capital expenditures for the next twelve months.


Industry Outlook

The Company is optimistic about the future as the number of working offshore rigs has been increasing and commodity prices have been strong. Capital expenditures for offshore development of new and existing fields are expected to increase. Prospects for the offshore construction industry are increasing due to projected demand for oil and gas, coupled with the depletion of existing petroleum reserves. Based on the increase in bidding activity that the Company is currently experiencing, the Company is expecting an increase in worldwide offshore construction activity levels in the second half of 2001. In addition, as the Company has historically done, it will continue to evaluate the merits and opportunities that may arise for acquisitions of equipment or businesses.


Recent Accounting Pronouncements

In June 1998, the FASB issued Statement of Financial
Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 was subsequently amended by SFAS 137 in June 1999 and SFAS 138 in September 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities and requires, among other things, that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company will adopt the accounting standard effective for its fiscal year beginning January 1, 2001, as required. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position, results of operations, or cash flows of the Company.


ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the risk of changing interest rates and foreign currency exchange rate risks. In 2000, the Company entered into interest rate swap arrangements, which effectively modified the interest characteristics of $65.0 million of its outstanding long-term debt. The agreements involve the exchange of a variable interest rate of LIBOR plus 3.00% for amounts based on fixed interest rates of between 7.32% to 7.38% plus 3.00%. These swaps have maturities between twelve to thirty-six months. These transactions were entered into in the normal course of business primarily to hedge rising interest rates. The estimated fair market value of the interest rate swap based on quoted market prices was ($1.0) million as of December 31, 2000. A hypothetical 100 basis point decrease in the average interest rates applicable to such debt would result in a change of approximately $(0.6) million in the fair value of this instrument.

Interest on approximately $103.9 million, or 44% of the Company's long-term debt with a weighted average interest rate of 9.0% at December 31, 2000, was variable, based on short-term market rates. Thus, a general increase of 1.0% in short-term market interest rates would result in additional interest cost of $1.04 million per year if the Company were to maintain the same debt level and structure.

Also, the Company has approximately $132.7 million fixed interest rate long-term debt outstanding with a weighted-average interest rate of approximately 7.7% and a market value of approximately $148.1 million on December 31, 2000. A general increase of 1.0% in overall market interest rates would result in a decline in market value of the debt to approximately $135.8 million.

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


INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Global Industries, Ltd.

We have audited the accompanying consolidated balance sheets of Global Industries, Ltd. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, cash flows, and comprehensive income (loss) for the years ended December 31, 2000 and December 31, 1999, and the nine months ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Global Industries, Ltd. and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000 and December 31, 1999, and the nine months ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1, to the financial statements, in 2000 the
Company changed its method of   computing depreciation on its
construction barges.



DELOITTE & TOUCHE LLP



New Orleans, Louisiana
February 15, 2001




                         GLOBAL INDUSTRIES, LTD.
                       CONSOLIDATED BALANCE SHEETS
                         (Dollars in Thousands)


                                         December 31,          December 31,
                                         ------------          ------------
                                             2000                   1999
                                         ------------          ------------

ASSETS
Current Assets:
  Cash                                   $     25,462          $     34,087
  Escrowed funds (Note 1)                         846                 5,796
  Receivables - net allowance of
   $9.5 million for 2000and
   $8.2 million for 1999                       97,858                92,835
  Other receivables (Note 12)                   3,989                 8,600
  Prepaid expenses and other                   12,792                 8,162
  Assets held for sale                          2,795                    --
                                         ------------          ------------
    Total current assets                      143,742               149,480
                                         ------------          ------------
Escrowed Funds (Note 1)                            38                   922
                                         ------------          ------------
Property and Equipment, net
(Notes 2, 3 and 6)	                      525,001               539,178
                                         ------------          ------------
Other Assets:
  Deferred charges, net (Note 1)               19,304                20,979
  Goodwill, net (Note 1)                       41,104                43,997
  Other                                           998                 1,379
    Total other assets                         61,406                66,355
                                         ------------          ------------
        Total                            $    730,187          $    755,935
                                         ============          ============


LIABILITIES AND SHAREHOLDERS'
EQUITY
Current Liabilities:
  Current maturities of long-term
    debt (Note 3)                        $    26,674          $     20,165
  Accounts payable                            46,439                45,745
  Employee-related liabilities
    (Note 5)                                   7,246                 7,244
  Income tax payable (Note 4)                  3,748                 5,352
  Accrued interest                             5,451                 1,497
  Other accrued liabilities                   16,235                10,916
                                         ------------          ------------
    Total current liabilities                105,793                90,919
                                         ------------          ------------

Long-Term Debt (Note 3)                      209,953               232,242
                                         ------------          ------------
Deferred Income Taxes (Note 4)                27,417                34,596
                                         ------------          ------------

Shareholders' Equity (Note 7):
  Common stock, issued, 93,698,757
    and 92,670,940 Shares,                       937                   926
    respectively
  Additional paid-in capital                 221,634               216,109
  Treasury stock at cost
    (1,429,500 shares)                       (15,012)              (15,012)
  Accumulated other comprehensive
    income (loss)                             (8,970)               (8,970)
  Retained earnings                          188,435               205,125
                                         ------------          ------------
    Total shareholders' equity               387,024               398,178
                                         ------------          ------------
      Total                              $   730,187          $    755,935
                                         ============          ============


               See notes to consolidated financial statements.




                            GLOBAL INDUSTRIES, LTD.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in Thousands, except Per Share Data)


                                                                 Nine
                                   Year           Year           Months
                                  Ended          Ended            Ended
                               December 31,    December 31,   December 31,
                               -------------   -------------  -------------
                                   2000           1999            1998
                               -------------   -------------  -------------

Revenues (Note 9)              $    298,745    $    387,452   $    342,201

Cost of Revenues                    263,362         341,852        246,228
                               -------------   -------------  -------------

Gross Profit	                     35,383          45,600         95,973

Goodwill Amortization                 2,986           1,316             --

Equity in Net Loss of
  Unconsolidated Affiliate
  (Note 12)                              --         (10,658)        (6,890)

Selling, General and
  Administrative Expenses            31,231          27,710         21,720
                               -------------   -------------  -------------

Operating Income                      1,166           5,916         67,363
                               -------------   -------------  -------------

Other Income (Expense):
  Interest expense                  (22,762)        (14,500)        (6,744)
  Other                               2,882            (104)          (665)
                               -------------   -------------  -------------
                                    (19,880)        (14,604)        (7,409)
                               -------------   -------------  -------------

Income (Loss) before Income
Taxes                               (18,714)         (8,688)        59,954

Provision (Benefit) for
Income Taxes (Note 4)                (2,807)         (7,557)        20,983
                               -------------   -------------  -------------

Income (Loss) before
Cumulative Effect of Change
in Accounting Principle             (15,907)         (1,131)        38,971

Cumulative Effect of Change
in Accounting Principle
(net of $0.4 million
of tax) (Note 1)	                783              --            --
                               -------------   -------------  -------------

Net Income (Loss)              $    (16,690)   $     (1,131)  $      38,971
                               =============   =============  =============


Income (Loss) before
Cumulative Effect Per Share
  Basic                       $       (0.17)   $      (0.01)  $        0.43
  Diluted                     $       (0.17)   $      (0.01)  $        0.42

Net Income (Loss) Per Share:
  Basic                       $       (0.18)   $      (0.01)  $        0.43
  Diluted                     $       (0.18)   $      (0.01)  $        0.42

Pro forma amounts assuming
retroactive application of
change in accounting
principle

Net income (loss)             $     (15,907)   $     (1,744)  $      38,805
  Basic                       $       (0.17)   $      (0.02)  $        0.43
  Diluted                     $       (0.17)   $      (0.02)  $        0.42


                   See notes to consolidated financial statements.



                                                   GLOBAL INDUSTRIES, LTD.
                                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                      (Dollars in Thousands)
                                                                                      Accumulated
                                                            Additional                   Other
                                     Common Stock            Paid-In       Treasury  Comprehensive    Retained
                               ------------------------
                                 Shares         Amount       Capital        Stock     Income(Loss)    Earnings        Total

                               ------------ -----------    -----------   ----------  -------------   -----------    -----------
Balance at March 31, 1998       91,597,114   $     915      $ 208,911     $     --    $    (8,178)    $ 167,285      $ 368,933
Net income                              --          --             --           --             --        38,971         38,971
Amortization of unearned
  stock compensation                    --          --            604           --             --            --            604
Restricted stock issues, net         5,464          --             --           --             --            --             --
Exercise of stock options          318,531           3            805           --             --            --            808
Tax effect of exercise of
  stock options                         --          --          1,318           --             --            --          1,318
Common stock issued                184,065           2          1,880           --             --            --          1,882
Foreign currency translation
  adjustments                           --          --             --           --             23            --             23
Common stock repurchased                --          --             --      (15,012)            --            --        (15,012)
Other                                5,755           1             --           --             --            --              1
                               ------------ -----------     ----------   ----------  -------------   -----------    -----------
Balance at Dec. 31, 1998        92,110,929         921        213,518      (15,012)        (8,155)      206,256        397,528
Net loss                               --           --             --           --             --        (1,131)        (1,131)
Amortization of unearned
  stock compensation                   --            --           304           --             --            --            304
Restricted stock issues,
  net                              80,500            --            --           --             --            --             --
Exercise of stock options         420,875             4         1,095           --             --            --          1,099
Tax effect of exercise of
  stock options                        --            --           688           --             --            --            688
Common stock issued                58,636             1           504           --             --            --            505
Foreign currency translation
  adjustments                          --            --            --           --           (815)           --           (815)
                               ------------ ------------    ----------    ---------  -------------   -----------    -----------
Balance at Dec. 31, 1999        92,670,940           926       216,109      (15,012)       (8,970)      205,125        398,178
Net loss                                --            --            --           --            --       (16,690)       (16,690)
Amortization of unearned
  stock compensation                    --            --         1,173           --            --            --          1,173
Restricted stock issues, net       321,136             3            --           --            --            --              3
Exercise of stock options          551,830             6         2,193           --            --            --          2,199
Tax effect of exercise of
  stock options                         --            --         1,314           --            --            --          1,314
Common stock issued                154,851             2           845           --            --            --            847
                               ------------ -------------  ------------  ----------- -------------   -----------    -----------
Balance at Dec. 31, 2000        93,698,757   $       937    $  221,634    $ (15,012)  $    (8,970)    $ 188,435      $ 387,024



                     See notes to consolidated financial statements.




                             GLOBAL INDUSTRIES, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                                      Nine
                                        Year            Year         Months
                                       Ended          Ended          Ended
                                    December 31,   December 31,   December 31,
                                   -------------  -------------  -------------

                                        2000            1999          1998
                                   -------------  -------------  -------------
Cash Flows From Operating
Activities:
Net income (loss)	             $ (16,690)      $ (1,131)      $ 38,971
Adjustments to reconcile net
 income(loss) to net cash
 provided by operating
 activities
  Depreciation and amortization         45,918         55,006         35,602
  (Gain) loss on sale, disposal
   or impairment of property
   and equipment                          (429)            54            926
  Deferred income taxes                 (6,757)       (14,888)        13,044
  Cumulative effect of change
   in accounting principle                 783             --             --
  Equity in net loss of
   unconsolidated affiliate                 --         10,658          6,890
  Other                                   (155)           282           (355)
  Changes in operating assets
    and liabilities (net of
   acquisitions):
    Receivables                         (5,380)        21,309        (10,836)
    Receivables from
     unconsolidated affiliate            4,611         (7,151)        (7,840)
    Prepaid expenses and other          (5,090)         3,098         (2,839)
    Account payable, employee-
     related liabilities,and other
     accrued liabilities                10,097        (18,935)         1,341
                                   -------------  -------------  -------------
      Net cash provided by
       operating activities             26,908         48,302         74,904
                                   -------------  -------------  -------------

Cash Flows From Investing
Activities:
Proceeds from sale of assets             2,993            171            317
Decrease in escrowed funds, net          5,834          4,872         17,795
(Net advances to) repayment of
 advances to unconsolidated
 affiliate                                  --        (12,616)         6,835
Additions to property and equipment    (20,545)       (29,252)      (132,881)
Additions to deferred charges	       (11,580)       (14,248)       (11,998)
Other                                     (105)           399            540
                                   -------------  -------------  -------------
Net cash used in investing
activities                             (23,403)       (50,674)      (119,392)
                                   -------------  -------------  -------------

Cash Flows from Financing
 Activities:
Repayment of long-term debt           (180,097)      (192,104)       (23,196)
Proceeds from long-term debt           163,203        201,687         87,000
Proceeds from sale of common
stock,net	                         4,764          1,604          2,691
Purchase of treasury stock	            --             --        (15,012)
                                   -------------  -------------  -------------
Net cash provided (used) by
financing activities                   (12,130)        11,187         51,483
                                   -------------  -------------  -------------

Effect of Exchange Rate Change
on Cash                                     --            (96)          (320)

Cash:
Increase (decrease)                     (8,625)         8,719          6,675
Beginning of period                     34,087         25,368         18,693
                                   -------------  -------------  -------------
End of period                        $  25,462       $ 34,087       $ 25,368
                                   =============  =============  =============



                  See notes to consolidated financial statements




                         GLOBAL INDUSTRIES, LTD.
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                             (In Thousands)

                                                                 Nine
                                Year            Year             Months
                                Ended           Ended            Ended
                              December 31,    December 31,      March 31,
                             -------------   -------------   -------------
                                  2000           1999             1998
                             -------------   -------------   -------------
Net income (loss)             $  (16,690)     $   (1,131)     $   38,971
Other comprehensive income
 (loss):
 Foreign currency translation
  adjustments                         --            (815)             23
                             -------------   -------------   -------------
Comprehensive income (loss)   $  (16,690)     $   (1,946)     $   38,994
                             =============   =============   =============



                See notes to consolidated financial statements.




                          GLOBAL INDUSTRIES, LTD.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Organization - Global Industries, Ltd. and subsidiaries (the "Company") provides construction services, including pipeline construction, platform installation and removal, construction support and diving services, to the offshore oil and gas industry in the United States Gulf of Mexico and in selected international areas. Most work is performed on a fixed-price basis, but the Company also performs services on a cost-plus or day-rate basis, or on a combination of such basis. The Company's traditional contracts are typically of short duration, being completed in one to five months. Engineering, Procurement, Installation and Commissioning contracts (EPIC) and turnkey contracts can be for longer durations of up to one or two years.

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

The following is a comparative summary of the operating results for the twelve months ended December 31, 1999 and 1998 and the nine-month periods ended December 31, 1998 and 1997:




                              Twelve Months                  Nine Months
                            Ended December 31,          Ended December 31,
                        --------------------------  ---------------------------
                          1999     1998(Unaudited)      1998    1997(Unaudited)
                        ---------- ---------------  ----------- ---------------
                              (in thousands, except per share amounts)

Revenues                $ 387,452    $ 429,719       $ 342,201    $ 292,383
Cost of revenues	  341,852      310,003         246,228      201,470
                        ---------- ---------------  ----------- ---------------
Gross profit	           45,600      119,716          95,973       90,913
Equity in net loss of
  unconsolidated
  affiliate               (10,658)      (7,690)         (6,890)        (854)
Selling, general and
  administrative
  expenses                 27,710       27,305          21,720       16,907
                        ---------- ---------------   ---------  ---------------
Operating income	    7,232       84,721          67,363       73,152
                        ---------- ---------------   ---------  ---------------

Other income (expense):
  Interest expense        (14,500)      (7,530)        (6,744)       (1,459)
  Other                    (1,420)        (263)          (665)        3,018
                        ---------- ---------------   ---------  ---------------
                          (15,920)      (7,793)        (7,409)        1,559
                        ---------- ---------------   ---------  ---------------
Income (loss) before
income taxes               (8,688)      76,928         59,954        74,711
Provision (benefit) for
income taxes               (7,557)      26,975         20,983        28,390
                        ---------- ---------------   ---------  ---------------
Net Income (loss)       $  (1,131) $    49,953       $ 38,971   $    46,321
                        ========== ===============   =========  ===============

Net Income (loss) per
share
  Basic                 $   (0.01) $      0.55       $   0.43   $      0.50
  Diluted               $   (0.01) $      0.53       $   0.42   $      0.49



Cash - Cash includes cash on hand, demand deposits, repurchase agreements having maturities less than three months, and money market funds with banks.

Escrowed Funds - Escrowed funds totaled $0.9 million and $6.7 million at December 31, 2000 and December 31, 1999, respectively. These amounts represent funds available for reimbursement to the Company for amounts expended or which the Company expects to expend on certain capital construction projects, restricted amounts held under a Capital Construction Fund (CCF) agreement with the U.S. Maritime Administration (MarAd) and funds held as security for the debt with Heller Financial Inc. (see Note 3). Under the terms of the financing agreement with the Lake Charles Harbor and Terminal District, proceeds from the issuance of $28.0 million of Port Improvement Revenue Bonds were deposited into a construction fund for payment of related bond issuance costs and certain costs of construction and improvement of a deepwater support facility and pipebase in Carlyss, Louisiana (see Note 3). The Company also has unreimbursed funds from the sale of U.S. Government Guaranteed Financing Bonds deposited into an escrow account with MarAd. The funds on deposit with MarAd are available for reimbursement to the Company for certain vessel construction costs. Restricted funds held in the CCF are available to the Company for certain vessel construction costs and Title XI principal payments. Substantially all of the escrowed funds are invested in U.S. Treasury Bills and a money market account invested in U.S. government and U.S. government agency securities. At December 31, 2000 and 1999, the Company estimated $0.1 million and $5.8 million, respectively, were currently reimbursable from the escrowed funds for amounts expended on the related construction projects and capital construction fund.

In fiscal 2000, the Company terminated its Capital
Construction Fund Agreement with the MarAd. Prior to termination, the fund held $2.4 million in funds of which $1.7 million was withdrawn as a qualified withdrawal for reimbursement of principal payments on Title XI bonds. The remaining $0.7 million was withdrawn as a nonqualified withdrawal and will be included in taxable income on the Company's 2000 corporate income tax return.

Assets Held for Sale - The Company classifies certain of its fixed assets as Assets Held for Sale. These assets, which are expected to be sold within twelve months, have been taken out of service and are no longer being depreciated.

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

Depreciation and amortization expense of property and equipment approximated $29.4 million, $39.4 million, and $29.2 million for the years ended December 31, 2000 and December 31, 1999, and the nine months ended December 31, 1998, respectively.

Effective January 1, 2000, the Company also changed the vessel life of its construction vessel Hercules. The Company increased the total estimated operating days to better reflect the estimated period during which the asset will remain in service. For the year ended December 31, 2000, the change had the effect of reducing depreciation expense by $0.8 million and reducing the net loss by $0.7 million or $0.01 per share.

Interest Capitalization - Interest costs for the construction of certain long-term assets are capitalized and amortized over the related assets' estimated useful lives. During the years ended December 31, 2000 and December 31, 1999, and the nine months ended December 31, 1998, interest costs of $1.4 million, $3.1 million, and $2.6 million, respectively, were capitalized.

Deferred Charges - Deferred charges consist principally of dry-docking costs which are capitalized at cost and amortized on the straight-line method through the date of the next scheduled
dry-docking.   Amortization expense approximated $13.6 million, $14.0
million, and $5.8 million for the years ended December 31, 2000 and December 31, 1999, and the nine months ended December 31, 1998, respectively.

Goodwill - Goodwill represents the excess of the purchase price and directly related costs over the value assigned to the net tangible assets of acquired businesses and is being amortized on a straight-line basis over estimated useful lives of fifteen years. Amortization expense charged to operations for the year ended December 31, 2000 and December 31, 1999 was $3.0 million and $1.3 million, respectively while amounts charged to operations for the nine months ended December 31, 1998 were not material. Accumulated amortization at December 31, 2000 and 1999 was $4.6 million and $1.6 million, respectively.

Management evaluates the continuing value and future benefits of goodwill, including the appropriateness of related amortization periods, on a current basis.

Impairment of Long-Lived Assets - Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses the recoverability of long-lived assets by determining whether the carrying values can be recovered through projected cash flows and operating results over their remaining lives. Any impairment of the asset is recognized when it is probable that such future undiscounted cash flows will be less than the carrying value of the asset. During the nine months ended December 31, 1998, the Company recorded impairment in the carrying value of certain facilities at the Houma, Louisiana location of $0.6 million. No similar write-downs were recorded for the years ended December 31, 2000 and December 31, 1999.

Contracts in Progress and Revenue Recognition - Revenues from construction contracts, which are typically of short duration, are recognized on the percentage-of-completion method, measured by relating the actual cost of work performed to date to the current estimated total cost of the respective contract. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect vessel costs, labor, supplies, and repairs. Provisions for estimated losses, if any, on uncompleted contracts are made in the period in which such losses are determined. Selling, general, and administrative costs are charged to expense as incurred.

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

Cumulative Effect of Change in Accounting Principle -
Effective January 1, 2000, the Company changed its depreciation methods on its construction barges from both straight line and units-of-production methods, to solely the units-of-production method, modified to reflect minimum levels of depreciation in years with nominal use. Specifically this modified units-of-production method uses units-of-production depreciation methodology coupled with a minimum 40% cumulative straight-line depreciation floor and an annual 20% straight-line floor. This change increased the net loss by $0.1 million or less than $0.01 per share for the year ended December 31, 2000. The cumulative effect of the change was an increase in the net loss of $0.8 million or $0.01 per share for the year ended December 31, 2000.

This change was made to better relate the cost of the assets to the revenues associated with their usage through actual employment over their economic life. Thus, a better matching of revenues and expenses is attained.

Fair Value of Financial Instruments - The carrying value of the Company's financial instruments, including cash, escrowed funds, receivables, advances to unconsolidated affiliate, accounts payable, and certain accrued liabilities approximate fair market value due to their short-term nature. The fair value of the Company's long-term debt at December 31, 2000 and 1999 based upon available market information, approximated $252.0 million and $232.2 million, respectively.

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

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications - Certain reclassifications have been made to the prior period financial statements in order to conform with the classifications adopted for reporting in fiscal year 2000.

Foreign Currency Translation - Effective October 1, 1999, the Company determined that the United States dollar is the functional currency for substantially all of the financial statements of its foreign subsidiaries that previously used the local currency as the functional currency. The change was adopted as a result of significant changes in the operational and financial structure of these foreign operations and management's resulting evaluation of relevant economic facts and circumstances, including the high proportion of contracts that are denominated in United States dollars and the high volume of intercompany transactions and financing indicators. Accordingly, effective October 1, 1999, current exchange rates are used to remeasure assets and liabilities, except for certain accounts (including property and equipment, goodwill and equity) which are remeasured using historical rates. The translation calculation for the income statement used average exchange rates during the period, except certain items (including depreciation and amortization expense) for which historical rates are used. Any resulting remeasurement gain or loss is included in other income (expense).

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

Recent Accounting Pronouncements - In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS133"). SFAS 133 was subsequently amended by SFAS 137 in June 1999 and SFAS 138 in September 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities and requires, among other things, that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company will adopt the accounting standard effective for its fiscal year beginning January 1, 2001, as required. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position, results of operations, or cash flows of the Company.

2.	Property and Equipment

Property and equipment at December 31, 2000 and 1999 is summarized as follows:



                                        December 31,            December 31,
                                       -------------           -------------
                                           2000                    1999
                                       -------------           -------------
                                                   (in thousands)
Marine barges, vessels, and related
equipment                               $   520,158             $   521,247
Machinery and equipment                      58,574                  50,943
Transportation equipment                      4,241                   3,910
Furniture and fixtures                        8,526                   7,413
Buildings and leasehold improvements         60,987                  58,415
Land                                          7,531                  11,151
Construction in progress                     37,294                  30,305
                                       -------------           -------------
                                            697,311                 683,384
Less accumulated depreciation and
amortization                               (172,310)               (144,206)
                                       -------------           -------------
Property and equipment - net            $   525,001             $   539,178
                                       =============           =============


3.	Financing Arrangements

Long-term debt at December 31, 2000 and 1999 consisted of the following:



                                        December 31,            December 31,
                                       -------------           -------------
                                           2000                     1999
                                       -------------           -------------
                                                   (in thousands)
United States Government Guaranteed
Ship Financing Bonds, 2000 Series
dated February 15, 2000, payable in
semi-annual principal installments of
$1,980,000 with a final installment of
$1,980,000 plus interest at 7.71%,
maturing February 15, 2025,
collateralized by the Hercules vessel
and related equipment with a net book
value of $108.5 million at December
31, 2000                                $    97,020             $        --

United States Government Guaranteed
Ship Financing Bonds, 1994 Series
dated September 27, 1994, payable in
semi-annual principal installments of
$418,000 with final installments of
$370,000 plus interest at 8.30%,
maturing July 15, 2020, collateralized
by the Pioneer vessel and related
equipment with a net book value of
$36.2 million at December 31, 2000           16,254                  17,508

United States Government Guaranteed
Ship Financing Bonds, 1996 Series
dated August 15, 1996, payable in 49
semi-annual principal installments of
$407,000 with final installment of
$385,000, plus interest at 7.25%,
maturing July 15, 2022, collateralized
by escrowed funds and four vessels and
related equipment with a net book
value of $21.7 million at December 31,
2000                                         17,479                  18,700

Heller Financial Inc. term loan,
payable in monthly principal
installments of $291,667 plus interest
at variable rates (at December 31,
2000 the interest rate was 9.25%),
maturing April 1, 2003, collateralized
by four vessels, with a net book value
of $10.8 million at December 31, 2000
                                              7,875                  11,667
Obligation to service Lake Charles
Harbor and Terminal District Port
Improvement Revenue Bonds, dated
November 1, 1998, interest payable
monthly at prevailing market rates,
maturing November 1, 2027,
collateralized by $28.4 million
irrevocable letter of credit                 28,000                  28,000

Revolving line of credit with a
syndicate of commercial banks,
interest payable at variable rates	         --                      --

Term loan with a syndicate of
commercial banks                             68,040                 175,000

Other obligations                             1,959                   1,532
                                       -------------           -------------
Total long-term debt                        236,627                 252,407

Less current maturities                      26,674                  20,165
                                       -------------           -------------
Long-term debt, less current            $   209,953             $   232,242
 maturities                            =============           =============



Annual maturities of long-term debt for each of the five fiscal years following December 31, 2000 and in total thereafter follow (in thousands).

                2001            $   26,674
                2002                26,706
                2003                24,116
                2004                22,723
                2005                 5,647
                Thereafter         130,761
                               ------------
                  Total         $  236,627
                               ============

In accordance with the United States Government Guaranteed
Ship Financing Bond agreements, the Company is required to comply with certain covenants, including the maintenance of minimum working capital and net worth requirements, which if not met, result in additional covenants including restrictions on the payment of dividends. The Company is currently in compliance with these covenants.

The Lake Charles Harbor and Terminal District Port
Improvement Revenue Bonds (the "Bonds") are subject to optional redemption, generally without premium, in whole or in part on any business day prior to maturity at the direction of the Company. Interest accrues at varying rates as determined from time to time by the remarketing agent based on (i) specified interest rate options available to the Company over the life of the Bonds and
(ii) prevailing market conditions at the date of such determination. The interest rate on borrowings outstanding at December 31, 2000 and 1999 was 5.0% and 5.5%, respectively.
Under the terms of the financing, proceeds from the issuance of the Bonds were placed in a Construction Fund for the payment of issuance related costs and the costs of acquisition, construction, and improvement of a deepwater support facility and pipebase in Carlyss, Louisiana. The unexpended funds are included in the accompanying balance sheets under the caption "Escrowed Funds."

On December 30, 1999, the Company consummated a new $300.0 million credit facility, which consists of a $175.0 million term loan facility and a $125.0 million revolving loan facility. This new facility replaced the Company's previous facility, which consisted of a $250.0 million revolving credit facility. The term and revolving loan agreement permit both prime rate bank borrowings and London Interbank Offered Rate ("Libor") borrowings plus a floating spread. The spread for both prime rate and Libor borrowings will float up or down based on the Company's performance as determined by a leverage ratio. The spreads can range from 0.5% to 1.75% and 1.75% to 3.00% for prime rate and Libor based borrowings, respectively. In addition, the facility allows for certain fixed rate interest options on amounts outstanding. Both the term and revolving loan facility mature on December 30, 2004 and are subject to certain financial covenants. In September 2000, the Company amended its credit facility to mitigate certain financial convenants for the quarter ended September 30, 2000 and the next three quarters. In addition, this amendment altered the Company's interest rate spreads. At December 31, 2000 the Company was in compliance with the amended credit facility, however, two financial covenants are near their limits and the Company's current expectations of its operations may result in one or more of such covenants not being met at the end of the second quarter. If such covenants cannot be met, the Company expects to seek waivers from its lenders.

In February 2000, the Company completed Title XI mortgage financing for $99.0 million, at 7.71% per annum, related to the conversion of the Hercules. These bonds financed both Phase I and Phase II of the Hercules conversion. Phase I proceeds, net of fees, amounts to $65.2 million and were used to pay down term debt under the Company's credit facility. Phase II proceeds, $29.1 million, resided in escrow at September 30, 2000 and were released in the fourth quarter of 2000 and used to paydown debt. These bonds mature in 2025 and require semi-annual payments of $2.0 million, plus interest.

The Company is a party to interest rate swap agreements, which effectively modify the interest characteristics of $65.0 million of its outstanding long-term debt. The agreements involve the exchange of a variable interest rate of LIBOR plus 3.00% for amounts based on fixed interest rates of between 7.32% to 7.38% plus 3.00%. These swaps have maturities between twelve to thirty-six months.

The Company has short-term credit facilities available at its foreign locations that aggregate $4.5 million and are secured by parent company guarantees.


4.	Income Taxes

The Company has provided for income tax expense (benefit) as follows:


                                                                    Nine
                                         Year          Year        Months
                                        Ended         Ended         Ended
                                    December 31,   December 31,   December 31,
                                   -------------  -------------  -------------
                                        2000           1999           1998
                                   -------------  -------------  -------------
                                                  (in thousands)

U.S. Federal and State:
  Current                            $       --     $    1,365     $    4,726
  Deferred                               (1,513)       (15,353)        13,031
Foreign:
 Current                                  2,366          5,984          3,226
 Deferred                                (3,660)           447             --
                                   -------------  -------------  -------------
Total                                $   (2,807)    $   (7,557)    $   20,983
                                   =============  =============  ============

State income taxes included above are not significant for any of the periods presented.

Income (loss) before income taxes consisted of the following:

                                                                    Nine
                                         Year          Year        Months
                                        Ended         Ended         Ended
                                    December 31,   December 31,   December 31,
                                   -------------  -------------  -------------
                                        2000           1999           1998
                                   -------------  -------------  -------------
                                                  (in thousands)

United States                        $   (4,430)    $   (27,375)   $    46,151
Foreign                                 (14,284)         18,687         13,803
                                   -------------  -------------  -------------
Total                                $  (18,714)    $    (8,688)   $    59,954
                                   =============   ============  =============

The provision (benefit) for income taxes varies from the Federal statutory income tax rate due to the following:

                                                                     Nine
                                        Year          Year          Months
                                        Ended         Ended          Ended
                                    December 31,   December 31,   December 31,
                                   -------------  -------------  -------------
                                        2000           1999           1998
                                   -------------  -------------  -------------
                                                  (in thousands)

Taxes at Federal statutory rate      $   (6,550)    $   (3,041)    $   20,984
  of 35%
Tax benefit of disposition of                --         (2,991)            --
  CCC, net
Adjustments related to resolution
  of prior year tax issues                   --         (1,500)            --
Foreign income taxes at
  different rates                         3,705           (109)        (1,605)
Other                                        38             84          1,604
                                   -------------  -------------  -------------
        Total                        $   (2,807)    $   (7,557)    $   20,983
                                   =============  =============  =============

At December 31, 2000, the Company has an available, net operating loss ("NOL") carryforward for regular federal income tax purposes of approximately $78.8 million, which, if not used, will expire in 2019. The Company also has a capital loss carryforward of $19.0 million which, if not utilized, will expire in 2004. The Company believes that it is more likely than not that all of the NOL and capital loss carryforwards will be utilized prior to their expiration.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's net deferred tax balance as of December 31, 2000 and 1999 are as follows:


                                        December 31,   December 31,
                                       -------------  -------------
                                            2000           1999
                                       -------------  -------------
                                                (in thousands)

Deferred Tax Liabilities:
  Excess book over tax basis of
   property and equipment                $   66,326     $   56,128
  Deferred charges                            1,928          2,747
  Other                                          --          1,295

Deferred Tax Assets:
 Reserves not currently deductible             (370)        (1,212)
 Net operating loss carryforward            (33,250)       (17,256)
 Capital loss carryforward                   (7,106)        (7,106)
 Other                                         (111)            --
                                       -------------  -------------
Net deferred tax liability               $   27,417     $   34,596
                                       =============  =============

A substantial portion of the undistributed earnings of foreign subsidiaries has been reinvested and the Company does not expect to remit the earnings to the parent company. Accordingly, no Federal income tax has been provided on such earnings and, at December 31, 2000, the cumulative amount of such undistributed earnings approximated $48.2 million. It is not practicable to determine the amount of applicable income taxes that would be incurred if any of such earnings were repatriated.

5.	Employee Benefits

The Company sponsors a defined contribution profit sharing and 401(k) retirement plan that covers all employees who meet certain eligibility requirements. Company contributions to the profit-sharing plan are made at the discretion of the Board of Directors and may not exceed 15% of the annual compensation of each participant. No contributions to the profit-sharing portion of the plan were made for the years ended December 31, 2000 and December 31, 1999, or the nine months ended December 31, 1998.

Under the 401(k) section of the retirement plan, the Company began matching employee 401(k) plan contributions during the nine months ended December 31, 1998. The Company's matching contributions equal 100% of the first $1,000 of each participating employee's contribution to the plan. 401(k) matching expense during the years ended December 31, 2000 and December 31, 1999, and the nine months ended December 31, 1998 was $0.1 million, $0.6 million, and $0.7 million, respectively.

The Company has an incentive compensation plan, which rewards employees when the Company's financial results meet or exceed budgets. For the years ended December 31, 2000 and December 31, 1999, and the nine months ended December 31, 1998, the Company recorded no incentive compensation expense.

6.	Commitments and Contingencies

Leases - The Company leases real property and equipment in the normal course of business under varying operating leases, including leases with its Chief Executive Officer. Rent expense for the years ended December 31, 2000 and December 31, 1999, and the nine months ended December 31, 1998, was $2.2 million, $1.9 million and $1.2 million, respectively, (of which $47,000, $47,000,and $35,250 respectively, were related party rental expense). The lease agreements, which include both non-cancelable and month-to-month terms, generally provide for fixed monthly rentals and, for certain real estate leases, renewal options.

Minimum rental commitments under leases having an initial or remaining non-cancelable term in excess of one year for each of the five years following December 31, 2000 and in total thereafter follow (in thousands):

                2001                  $  1,965
                2002                     1,167
                2003                     1,127
                2004                       498
                2005                       468
                Thereafter                 386
                                     ----------
                        Total         $  5,611
                                     ==========

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

Construction and Purchases in Progress - The Company estimates that the cost to complete capital expenditure projects in progress at December 31, 2000 approximated $2.0 million.

Guarantees - In the normal course of its business activities, the Company provides guarantees and performance, bid, and payment bonds pursuant to agreements or obtaining such agreements to perform construction services. Some of these financial instruments are secured by parent guarantees. The aggregate of these guarantees and bonds at December 31, 2000 was $30.5 million.

Letters of Credit - In the normal course of its business activities, the Company is required to provide letters of credit to secure the performance and/or payment of obligations, including the payment of worker's compensation obligations. Additionally, the Company has issued a letter of credit as collateral for $28.4 million of Port Improvement Revenue Bonds. Outstanding letters of credit at December 31, 2000 approximated $39.9 million.

7.	Shareholders' Equity

Authorized Stock - The Company has authorized 30,000,000 shares of $0.01 par value preferred stock and 150,000,000 shares of $0.01 par value common stock.

Treasury Stock - During August 1998, the Board of Directors authorized the expenditure of up to $30.0 million to purchase shares of the Company's outstanding common stock. Subject to market conditions, the purchases may be effected from time to time through solicited or unsolicited transactions in the market or in privately negotiated transactions. No limit was placed on the duration of the purchase program. Subject to applicable securities laws, management will make purchases based upon market conditions and other factors. As of December 31, 2000, the Company had purchased 1,429,500 shares since the authorization at a total cost of $15.0 million. No shares were purchased in 2000 or 1999. Under the Company's current credit facility stock purchases are prohibited.

Restricted Stock Awards and Stock Option Plans - The Company has three stock-based compensation plans that provide for the granting of restricted stock, stock options, or a combination of both to officers and employees. Unearned stock compensation cost for restricted stock awards and stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock and is included in the accompanying financial statements as a charge against Additional Paid-in Capital. The unearned stock compensation is amortized over the vesting period of the awards and amortized compensation amounted to approximately $1.2 million, $0.3 million and $0.6 million for the years ended December 31, 2000 and December 31, 1999, and the nine months ended December 31, 1998, respectively. The balance of Unearned Stock Compensation to be amortized in future periods was $4.9 million and $2.4 million at December 31, 2000 and 1999, respectively.

The Company's 1992 Restricted Stock Plan provides for awards of shares of restricted stock to employees approved by a committee of the Board of Directors. Under the plan, 712,000 shares of Common Stock have been reserved for issuance, of which 133,076 were available for grant at December 31, 2000. Shares granted under the plan vest 33 1/3% on the third, fourth, and fifth anniversary date of grant. During the years ended December 31, 2000 and December 31, 1999, and the nine months ended December 31, 1998, no awards were made under the plan. During the year ended December 31, 2000, restrictions on 28,003 shares expired. On December 31, 2000, restrictions remained on 17,329 shares.

The 1992 Stock Option Plan provides for grants of incentive and nonqualified options to employees approved by a committee of the Board of Directors. Options granted under the plan have a maximum term of ten years and are exercisable, subject to continued employment, under terms and conditions set forth by the committee. As of December 31, 2000, the number of shares reserved for issuance under the 1992 Stock Option Plan and the 1995 Employee Stock Purchase Plan was 9,600,000 shares of which 7,200,000 was reserved under the 1992 Stock Option Plan of which 624,294 were available for grant under the 1992 Stock Option Plan.

The Company does not expect to issue any additional awards under its 1992 Restricted Stock Plan and its 1992 Stock Option
Plan except in circumstances stated below.

The Company's 1998 Equity Incentive Plan permits the granting of both stock options and restricted stock awards to employees approved by a committee of the Board of Directors. The plan also authorizes the Chief Executive Officer to grant stock options and restricted stock awards to non-officer employees. During fiscal year 2000, as an interim measure pending year-end review, the Board authorized an additional 500,000 shares be reserved for the 1998 Equity Incentive Plan, subject to Shareholder approval at the 2001 annual shareholders' meeting. As of December 31, 2000, including the interim increase of 500,000 shares, 3,700,000 shares of common stock have been reserved for issuance under the plan, of which 437,570 were available for grant. In February 2001, the Board reserved an additional 3,800,000 shares to be submitted for shareholder approval at the 2001 annual shareholders' meeting. If shareholder approval of the increase in shares available for the 1998 plan is obtained, the Company intends to terminate the 1992 Stock Option Plan with respect to any options that have not previously been granted. If shareholder approval is not obtained, the Company intends to issue options under the 1992 Stock Option Plan. Restricted shares granted under the plan vest 33 1/3% on the third, fourth and fifth anniversary date of the grant. During the years ended December 31, 2000 and December 31, 1999, and the nine months ended December 31, 1998, the Company issued 367,500 restricted stock awards with a weighted average value at the time of issue of $11.3294 per share, 109,500 restricted stock awards with a weighted average value at the time of issue of $9.936 per share, and 77,000 restricted stock awards with a weighted average value at the time of issue of $17.341 per share, respectively.
As of December 31, 2000, restrictions remained on 521,500 shares and 32,500 shares have been surrendered.

The following table shows the changes in options outstanding under all plans for the years ended December 31, 2000 and December 31, 1999, and the nine months ended December 31, 1998:



                                   At 85% of Market       At or Above Market
                               ----------------------  -----------------------
                                            Weighted                Weighted
                                  Shares   Avg. Price    Shares    Avg. Price
                               ----------  ----------  ----------- ----------

Outstanding on March 31, 1998     966,862   $  2.405    4,411,580   $  9.756
  Granted                         277,500      7.823      324,500      9.271
  Surrendered                      (6,560)     1.847     (366,300)    12.911
  Exercised                      (154,602)     1.572     (164,905)     3.513
                               -----------  ---------  ----------- ----------
Outstanding on
  December 31, 1998             1,083,200      3.779    4,204,875      9.690
  Granted                          58,000      6.059      866,500      9.669
  Surrendered                     (67,200)     7.665     (716,130)    11.992
  Exercised                      (184,240)     1.836     (237,900)     3.332
                               -----------  ---------   ---------- ----------
Outstanding on
  December 31, 1999               889,760      3.737    4,117,345      9.652
  Granted                           7,000      9.188    2,574,500     10.961
  Surrendered                     (50,750)     8.031     (634,580)    11.283
  Exercised                      (188,770)     2.552     (360,060)     4.848
                               -----------  ---------  ----------  ----------
Outstanding on
  December 31, 2000               657,240   $  4.282    5,697,205  $  10.200
                               ===========  =========  ==========  ==========
  Exercisable at December
   31, 2000                       498,440   $  3.455    2,113,705  $   8.403
                               ===========  =========  ==========  ==========

In October 1998, the Company repriced the exercise price on 665,000 incentive options. The table above has been restated for the nine months ended December 31, 1998 to reflect the repriced amounts. The repricing had the effect of changing the weighted average exercise price per share of the "at or above market" options from $13.633 to $9.271 for options granted during the nine months ended December 31, 1998.


The following table summarizes information about stock options outstanding at December 31, 2000:



                           OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
-----------------------------------------------------------------------  ----------------------------
                                  Weighted Average      Weighted                           Weighted
                                     Remaining           Average                            Average
   Range of            Number        Contractual         Exercise            Number        Exercise
 Exercise Prices    Outstanding      Life (Years)          Price           Exercisable      Price
-----------------  ------------- ------------------    -----------       --------------   -----------

$ 1.541- 2.234           98,430           2.51          $   1.626               398,430    $    1.626
  2.325- 3.281        1,001,440           4.27              2.744             1,001,440         2.744
  3.781- 5.594          238,825           7.35              5.099               105,425         4.876
  5.938- 8.563        1,084,190           7.60              7.690               396,710         7.561
  9.188-13.016        2,632,000           8.76             10.910               164,700        11.410
 13.438-21.375          999,560           7.01             19.260               545,440        19.607
----------------  ------------- ------------------    -----------        --------------   -----------
$ 1.541-21.375        6,354,445           7.14          $   9.588             2,612,145    $    7.459
================  ============= ==================    ===========        ==============   ===========

Non-Employee Director Compensation - Effective September 1,
1998, the Board of Directors terminated the Non-employee Director Stock Plan and adopted the Global Industries, Ltd., Non-Employee Directors' Compensation Plan (the "Directors Compensation
Plan"). Under the Directors' Compensation Plan, each non-employee director may elect to defer receipt of all or part of his or her annual retainer and meeting fees. In lieu of cash and accrued interest, each non-employee director may elect to base the deferred fees on Stock Units which have the same value as common stock and increase and decrease in value to the full extent of any increase or decrease in the value of the common stock. Also, each non-employee director may receive up to $20,000 of his or her annual retainer and meeting fees in shares of common stock. With respect to annual retainer fees and meeting fees earned after December 31, 1998, each non-employee director must elect to receive at least $20,000 in common stock or Stock Units. The maximum number of shares of common stock that may be issued under the plan is 25,000. As of December 31, 2000, 2,706 shares have been issued under the plan.

Prior to the effective date of the Directors' Compensation
Plan, the Non-Employee Director Stock Plan provided that each director of the Company, who was not an employee, receive 4,000 shares of common stock on August 1st of each year, subject to an annual limitation that the aggregate fair market value of shares transferred could not exceed 75% of such director's cash compensation for services rendered with respect to the immediately preceding twelve-month period. The plan specified that a maximum of 80,000 shares of common stock could be issued under the plan. During the nine months ended December 31, 1998, 5,755 shares were issued under the plan. Non-employee director stock compensation expense was $69,000 for the nine months ended December 31, 1998.

1995 Employee Stock Purchase Plan - The Global Industries,
Ltd. 1995 Employee Stock Purchase Plan ("Purchase Plan") provides a method for substantially all employees to voluntarily purchase a maximum of 2,400,000 shares of the Company's common stock at favorable terms. Under the Purchase Plan, eligible employees may authorize payroll deductions that are used at the end of the Option Period to acquire shares of common stock at 85% of the fair market value on the first or last day of the Option Period, whichever is lower. In August 1997, shareholders approved an amendment to the plan whereby the plan has a twelve-month and a six-month Option Period. In October 1998, the Board of Directors further amended the plan effective December 31, 1998, to, among other items, change the twelve-month Option Period to begin January 1 of each year and the six-month Option Period to begin July 1 of each year. For the year ended December 31, 2000, 283 employees purchased 154,247 shares at a weighted average cost of $7.1536 per share. For the year ended December 31, 1999, 276 employees purchased 154,299 shares at a weighted average cost of $5.63 per share. For the nine months ended December 31, 1998, 241 employees purchased 58,636 shares at a weighted average cost of $8.606 per share. At December 31, 2000, 1,482,957 shares were available for issuance under the plan.

Proforma Disclosure - In accordance with APB 25, compensation cost has been recorded in the Company's financial statements based on the intrinsic value (i.e., the excess of the market price of stock to be issued over the exercise price) of restricted stock awards and shares subject to options. Additionally, under APB 25, the Company's employee stock purchase plan is considered noncompensatory and, accordingly, no compensation cost has been recognized in the financial statements. Had compensation cost for the Company's grants under stock-based compensation arrangements for the years ended December 31, 2000 and December 31, 1999, and the nine months ended December 31, 1998, been determined consistent with SFAS 123, the Company's net income (loss) and net income (loss) per share amounts for the respective periods would approximate the following proforma amounts (in thousands, except per share data):


                                        Year Ended               Year  Ended           Nine Months Ended
                                        December 31,             December 31,             December 31,
                                           2000                     1999                      1998
                                 -----------------------   -----------------------   -----------------------
                                  Reported     Proforma     Reported     Proforma     Reported     Proforma
                                 ----------   ----------   ----------   ----------   ----------   ----------
Net income (loss)                 $(16,690)    $(21,555)    $(1,131)     $(4,670)     $ 38,971     $ 36,341
                                 ==========   ==========   ==========   ==========   ==========   ==========
Net income (loss) per share
  Basic                           $  (0.18)    $  (0.23)    $ (0.01)     $ (0.05)     $   0.43     $   0.40
  Diluted                         $  (0.18)    $  (0.23)    $ (0.01)     $ (0.05)     $   0.42     $   0.39
                                 ==========   ==========   ==========   ==========   ==========   ==========


The weighted-average fair value of options that were granted during the year ended December 31, 2000 was $7.83. The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 64.89%, (iii) risk-free interest rate of 5.13%, and
(iv) expected life of 7.00 years.

The weighted-average fair value of options granted during the year ended December 31, 1999 was $6.27. The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 61.49%, (iii) risk-free interest rate of 6.67%, and (iv) expected life of 7.00 years.

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

Basic and Diluted Net Income (loss) Per Share - The following table presents the reconciliation between basic shares and diluted shares (in thousands, except per share data):


                                           Net Income        Weighted-Average Shares          Income (Loss)  Per Share
                                                            ----------------------------      -------------  ----------
                                             (Loss)         Basic  Incremental  Diluted          Basic         Diluted

                                           ----------      ------- -----------  -------       -------------  ----------

Year ended December 31, 2000                $(16,690)       91,982      --       91,982        $   (0.18)     $ (0.18)
Year endedDecember 31, 1999                   (1,131)       90,700      --       90,700            (0.01)       (0.01)
Nine Months ended December 31, 1998           38,971        91,498     2,310     93,808             0.43         0.42


All options outstanding during the years ended December 31, 2000 and December 31, 1999 were excluded from the computation of diluted EPS because the effect of their inclusion is antidilutive.

Options to purchase 1,356,000 shares of common stock, at an exercise price range of $14.625 to $20.188 per share, were outstanding at December 31, 1998, but were not included in the computation of diluted EPS because theoptions' exercise prices were greater than the average marketprice of the common shares.

8. Industry Segment and Geographic Information

The Company operates primarily in the offshore oil and gas construction industry. However, the Company has used a combination of factors to identify its reportable segments as required by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The overriding determination of the Company's segments is based on how the chief operating decision-maker of the Company evaluates the Company's results of operations. The underlying factors include types of service and type of assets used to perform such services, operational management, physical locations, degree of integration, and underlying economic characteristics of the various types of work the Company performs. The Company has identified eight segments of which seven meet the quantitative thresholds as required by SFAS 131 for disclosure. The reportable segments are Gulf of Mexico Offshore Construction, Gulf of Mexico Diving, Gulf of Mexico Marine Support, Latin America, West Africa, Asia Pacific, and Middle East. The Company's Gulf of Mexico other offshore construction services did not meet the criteria of a reportable segment.

Gulf of Mexico Offshore Construction is principally services performed using the Company's construction barges in the Gulf of Mexico, including pipelay and derrick services and the Company's SWATH vessel, Pioneer. In order to provide consistency with management reporting, the Pioneer has been reassigned to the Gulf of Mexico Offshore Construction Segment for 2000. The Pioneer was previously reported under the Gulf of Mexico Marine Support Segment. Gulf of Mexico Diving is all diving services including those performed using dive support vessels. Gulf of Mexico Marine Support includes services performed using liftboat services, crewboat services, and transportation services. Latin America, West Africa, Asia Pacific, and Middle East include a broad range of offshore construction services, including pipelay and derrick, diving, offshore support vessels, and trenching services. In 1999 and fiscal 1998, Latin America also included services and equipment provided to CCC and the 49% equity in CCC's results to July 1, 1999, the effective date of the Company's disposal of its ownership interest in CCC (see Note
12). Many of the Company's services are integrated, and thus, are performed for other of the Company's segments, typically at rates charged to external customers.

The following tables show information about the profit or loss and assets of each of the Company's reportable segments for the years ended December 31, 2000 and December 31, 1999, and the nine months ended December 31, 1998. The information contains certain allocations of corporate expenses that the Company deems reasonable and appropriate for the evaluation of results of operations. Segment assets do not include intersegment receivable balances as the Company feels that such inclusion would be misleading or not meaningful. Segment assets are determined by where they are situated at period-end. Because the Company offers an integrated range of services, some assets are used by more than one segment. However, the Company feels that allocating the value of those assets among segments is impractical.


                                                                  Nine Months
                              Year Ended          Year Ended         Ended
                             December 31,       December 31,      December 31,
                             ------------       ------------      ------------
                                  2000               1999              1998
                             ------------       ------------      ------------
                                               (in thousands)

Revenues from external
 customers:
Gulf of Mexico Offshore
 Construction                 $  111,133         $  117,378        $  134,449
Gulf of Mexico Diving             19,859             19,141            29,032
Gulf of Mexico Marine
 Support                          25,322             17,114            21,275
Latin America                     60,789             91,332            26,312
West Africa                       33,394             81,137            68,860
Asia Pacific                      34,265             56,098            38,015
Middle East                       12,819              4,006            22,992

Intersegment revenues:
Gulf of Mexico Offshore
 Construction                 $    2,043         $    3,695        $    5,885
Gulf of Mexico Diving	          17,923             10,186            13,049
Gulf of Mexico Marine
 Support                           4,620              4,126             5,626
Latin America                        --                  --                --
West Africa	                     --                  --                --
Asia Pacific	                     --                  --                --
Middle East	                     --                  --                --

Interest expense:
Gulf of Mexico Offshore
 Construction                 $    5,498         $    3,435         $   1,982
Gulf of Mexico Diving	             965                832               590
Gulf of Mexico Marine
 Support                           1,685              1,680               440
Latin America	                   5,474              3,812               368
West Africa                        1,782              1,243               994
Asia Pacific	                   4,678              2,481               533
Middle East                        1,188                417               373


Depreciation and
 amortization:
Gulf of Mexico Offshore
 Construction                 $   10,409         $   22,742         $  12,221
Gulf of Mexico Diving              3,459              3,250             3,665
Gulf of Mexico Marine
 Support                           5,829              6,819             2,678
Latin America                      8,837              6,595             4,539
West Africa	                   2,395              4,295             3,226
Asia Pacific	                   7,862              5,664             6,745
Middle East	                   3,116              3,157             1,456

Income (loss) before income
taxes:
Gulf of Mexico Offshore
 Construction                 $   (2,693)        $    3,856         $  28,375
Gulf of Mexico Diving              2,050               (891)           13,498
Gulf of Mexico Marine
 Support                           4,739             (1,383)            8,055
Latin America	                      39              5,472               107
West Africa	                  (5,070)             8,224            11,923
Asia Pacific                     (14,287)           (10,451)            3,427
Middle East                       (3,460)            (6,816)           (1,814)


Segment assets at period-
end:
Gulf of Mexico Offshore
 Construction                $   269,907         $  264,151         $ 287,034
Gulf of Mexico Diving	          34,578             30,980            44,370
Gulf of Mexico Marine
 Support                          30,440             34,960            50,540
Latin America                    140,184            135,446            34,461
West Africa                       31,554             61,643            69,972
Asia Pacific                     151,133            145,808           149,998
Middle East                       33,658             34,275            40,782

Expenditures for long-lived
assets:
Gulf of Mexico Offshore
 Construction                $    13,007         $    7,076         $  54,406
Gulf of Mexico Diving	             317                963               272
Gulf of Mexico Marine
 Support                           5,205              1,220             2,295
Latin America                        136             58,174                 4
West Africa	                     230                386             1,491
Asia Pacific	                     331              9,305            67,704
Middle East                          131                129             4,908


The following table reconciles the reportable segments' revenues, income (loss) before income taxes, assets, and other items presented above, to the Company's consolidated totals.



                                                                  Nine Months
                              Year Ended          Year Ended         Ended
                             December 31,       December 31,      December 31,
                             ------------       ------------      ------------
                                  2000               1999              1998
                             ------------       ------------      ------------
                                               (in thousands)

Revenues
 Total for reportable
  segments                    $  322,167         $  404,213        $  367,428
 Total for other segments          1,164              1,757             1,576
 Elimination of intersegment
   revenues                      (24,586)           (18,518)          (26,803)
                              ------------       ------------      ------------
  Total consolidated revenues $  298,745         $  387,452        $  342,201
                              ============       ============      ============

Income (loss) before income
taxes
 Total for reportable
  segments                    $  (18,682)        $   (1,989)       $   63,571
 Total for other segments            (32)               336               198
 Unallocated corp.
  (expenses)income                    --             (7,035)           (3,815)
                              ------------       ------------      ------------
  Total consolidated income
     (loss) before tax        $  (18,714)        $   (8,688)       $   59,954
                              ===========        ============      ============

Segment assets at period-end
 Total for reportable
  segments                    $  691,454         $  707,263        $  677,157
 Total for other segments          2,648              4,052             4,371
 Corporate assets                 36,085             44,620            49,343
                             ------------       ------------      ------------
 Total consolidated assets    $  730,187         $  755,935        $  730,871
                             ============       ============      ============
Other items:
Interest expense
 Total for reportable
  segments                    $   21,270         $   13,900        $    5,280
 Total for other segments             23                 64                --
 Unallocated corp. interest
   expense                         1,469                536             1,464
                             ------------       ------------      ------------
  Total consolidated
    interest expense          $   22,762         $   14,500        $    6,744
                             ============       ============      ============

Depreciation and amortization
 Total for reportable
  segments                    $   41,907         $   52,522        $   34,530
 Total for other segments            108                237                93
 Unallocated corporate
  depreciation                     3,903              2,247               979
                             -------------      -------------     -------------
  Total consolidated
   depreciation and
   amortization               $   45,918         $   55,006        $   35,602
                             =============      =============     =============

Expenditures for long-
 lived assets
 Total for reportable
  segments                    $   19,357         $   77,253        $  131,080
 Total for other segments             --                  1                 7
 Corporate expenditures            1,188             10,105             1,794
                             -------------      -------------     -------------
 Total consolidated
  expenditures                $   20,545         $   87,359        $  132,881
                             =============      =============     =============

The following table presents the Company's revenues from
external customers attributed to operations in the United States and foreign areas and long-lived assets in the United States and foreign areas.
                                                                  Nine Months
                              Year Ended          Year Ended         Ended
                             December 31,       December 31,      December 31,
                             ------------       ------------      ------------
                                  2000               1999              1998
                             ------------       ------------      ------------
                                               (in thousands)

Revenues from external
 customers
   United States              $  157,478         $  154,879        $  186,022
   Foreign areas                 141,267            232,573           156,179

Long-lived assets at
 period-end
   United States              $  313,274         $  315,884        $  336,146
   Foreign areas                 211,727            223,294           199,240



9. Major Customers

Sales to various customers for the years ended December 31, 2000 and December 31, 1999, and the nine months ended December 31, 1998, that amount to 10% or more of the Company's revenues, follows:

                                                                 Nine Months
                             Year Ended        Year Ended          Ended
                            December 31,      December 31,      December 31,
                          ---------------   ---------------    ---------------
                               2000               1999                1998
                          ---------------   ---------------    ---------------
                                             (in thousands)

                            Amt.      %        Amt.     %        Amt.      %
                          --------  -----   --------  -----    --------  -----
Customer A                $     --    --    $     --    --     $ 35,310    10%
Customer B                  47,926    16%     70,264    18%      68,968    20%
Customer C                      --    --      42,223    11%          --    --
Customer D                  42,580    14%         --    --           --    --

Sales to Customer A for all periods presented in the table were reported by each of the Company's Gulf of Mexico segments and its Asia Pacific segment. Sales to Customer B were reported by each of the Company's Gulf of Mexico segments and its West Africa segments. Sales to Customer C and Customer D were reported by the Company's Latin America segment

10.	Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information for the years ended
December 31, 2000 and December 31, 1999, and the nine months ended December 31, 1998 are as follows:


                                                                 Nine Months
                              Year Ended        Year Ended         Ended
                             December 31,     December 31,      December 31,
                             ------------     ------------      -------------
                                  2000             1999              1998
                             ------------     ------------      -------------
                                             (in thousands)
Cash paid for:
 Interest, net of amount
  capitalized                 $   17,530       $   16,223        $     4,679
 Income taxes                      5,387            4,931              6,258
 Non-cash investing and
  financing activities:
   In connection with
    acquisitions,
    liabilities assumed
    were as follows:
     Fair value of assets
      acquired, net of
      cash acquired                   --           27,246                 --

 Cash paid for net assets             --               --                 --
 Goodwill acquired                    --           43,085                 --
                             ------------     ------------      -------------
 Fair value of liabilities
  assumed                     $       --        $  70,331        $        --
                             ============     ============      =============

Other Non-Cash Transactions:

During the years ended December 31, 2000 and December 31,
1999, and the nine months ended December 31, 1998, the tax effect of the exercise of stock options resulted in an increase in additional paid-in capital and reductions to income taxes payable of $1.3 million, $0.7 million, and $1.3 million, respectively.


11. Interim Financial Information (Unaudited)

The following is a summary of consolidated interim financial information for the year ended December 31, 2000 and December 31, 1999:



                                              Three Months Ended

                               -----------------------------------------------
                                March 31     June 30     Sept. 30     Dec. 31
                               ---------    ---------    ---------   ---------
                                   (in thousands, except per share amounts)

Year Ended December 31, 2000
Revenues                       $ 78,740     $ 68,022     $ 79,319    $ 72,664
Gross profit                      5,146        6,459       13,911       9,867
Net income (loss)	         (6,801)      (5,470)        (708)     (3,711)
Net income (loss) per share
  Basic                        $  (0.07)    $  (0.06)    $  (0.01)   $  (0.04)
  Diluted                      $  (0.07)    $  (0.06)    $  (0.01)   $  (0.04)



                                              Three Months Ended

                               -----------------------------------------------
                                March 31     June 30     Sept. 30     Dec. 31(1)
                               ---------    ---------    ---------   ---------
                                   (in thousands, except per share amounts)

Year Ended December 31,1999
Revenues                       $ 79,292     $ 92,343     $129,274    $ 86,543
Gross profit	                  9,754        9,111       18,751       7,984
Net income (loss)	            198       (1,094)       3,428      (3,663)
Net income (loss) peer share
 Basic                         $   0.00     $  (0.01)    $   0.04    $  (0.04)
 Diluted                       $   0.00     $  (0.01)    $   0.04    $  (0.04)

        (1) Included in the fourth quarter of fiscal 1999 are non recurring charges of $3.7 million after tax, related to the attempted acquisition of ETPM and the replacement of the Company's credit facility and a $1.5 million tax benefit relating to the resolution of prior year tax issues.

12.	Investment in and Advances to Unconsolidated Affiliate

In a Transaction Agreement effective July 1, 1999, the
Company acquired the offshore marine construction business of CCC Fabricaciones y Construcciones, S.A. de C.V. ("CCC"), a leading provider of offshore construction services in Mexico, and sold its 49% ownership interest in CCC to CCC's other principal shareholder. Under the terms of the transaction, the Company acquired four marine vessels, a marine support base at Ciudad del Carmen, Mexico, and existing contracts to perform approximately $72.0 million of offshore marine construction. As consideration for the assets acquired, the Company assumed approximately $32.0 million of CCC indebtedness (which the Company previously guaranteed) and other net accounts payable and liabilities of approximately $38.3 million related to CCC's offshore marine construction operation. The acquisition was accounted for as a purchase and, accordingly, the acquisition cost has been allocated to the net tangible assets acquired based on their fair market values with the excess, approximating $43.1 million, recorded as goodwill. The results of operations of the acquired business are included (on a full consolidated basis) in the accompanying financial statements from the effective date of the acquisition.

The following unaudited proforma income statement data for the year ended December 31, 1999 and the nine months ended
December 31, 1998 reflects the acquisition assuming it occurred effective April 1, 1998:


                                 Year                 Nine Months
                                Ended                   Ended
                             December 31,             December 31,
                             ------------             ------------
                                 1999                      1998
                             ------------             ------------
Revenues                      $  505,346               $  493,693
Net income (loss)                (10,190)                  31,563
Net income (loss) per
 share:
  Basic                      $     (0.11)              $     0.34
  Diluted                    $     (0.11)              $     0.34

Prior to the aforementioned sale of its 49% ownership interest in CCC, the Company's investment in CCC was accounted for under the equity method.

Summary financial information of CCC as of September 30, 1998 and for the nine months through June 30, 1999, and the nine months ended September 30, 1998 follows (in thousands):




                                     September 30,
                                     -------------
                                         1998
                                     -------------
        Current Assets               $    110,352
        Noncurrent asset, net              28,174
                                     -------------
          Total                      $    138,526
                                     =============

        Current liabilities          $    127,512
        Noncurrent liabilities             28,082
                                     -------------
          Total                      $    155,594
                                     =============



                                      Nine Months              Nine Months
                                        Ended                     Ended
                                       June 30,                September 30,
                                     -------------            --------------
                                         1999                       1998
                                     -------------            --------------

Revenues                             $    128,786             $     177,799
Gross Profit                                2,354                    12,411
Net Income (loss)	                  (21,751)                  (14,061)


During the year ended December 31, 1999, and the nine months ended December 31, 1998, the Company advanced funds to CCC (under interest bearing and non-interest bearing arrangements), provided barge charters, diving and other construction support services to CCC, and was reimbursed for expenditures paid on behalf of CCC. Included in the accompanying balance sheet as "other receivables" at December 31, 2000 and December 31, 1999 are amounts due from CCC totaling $4.0 million and $8.6 million, respectively. Revenues and expense reimbursements relating to transactions with CCC approximated $6.5 million and $0.7 million, respectively, for the year ended December 31, 1999, ($26.3 million and $0.6 million respectively, for the nine months ended December 31, 1998). No interest income related to advances to CCC was recognized during the years ended December 31, 2000, and December 31, 1999 and nine months ended December 31, 1998.


13.	Oceaneering Transaction

On September 30, 2000, the Company completed a transaction to exchange certain of its remotely operated vehicles (ROV) assets for certain non-U.S. diving assets of Oceaneering International, Inc.
and share certain international facilities with Oceaneering in Asia and Australia. Global conveyed to Oceaneering its ROVs and related equipment in Asia and Australia and its ROV Triton XL-11 in the Gulf of Mexico. In exchange, Oceaneering conveyed to Global the dive support vessel Ocean Winsertor along with air and saturation diving equipment in Asia, Australia, China, and the Middle East. The assets received were accounted for based on the fair value of the assets conveyed to Oceaneering. As the fair value of the assets exchanged approximated their book value, no gain or loss was recognized.


ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

None




                                  PART III


ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with the Company's 2001 Annual Meeting of Shareholders. See also "Item (Unnumbered). Executive Officers of the
Registrant" appearing in Part I of this Annual Report.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with the Company's 2001 Annual Meeting of Shareholders.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT.

The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with the Company's 2001 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with the Company's 2001 Annual Meeting of Shareholders.



                                  PART IV


ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K.

(a)	1.	Financial Statements
                Included in Part II of this report.

                Independent Auditors' Report.
                Consolidated Balance Sheets as of December 31, 2000 and 1999. Consolidated Statements of Operations for the year ended December 31, 2000, the year ended December 31, 1999 and the nine months ended December 31, 1998.
                Consolidated Statements of Shareholders' Equity for the year ended December 31, 2000, the year ended December
                31, 1999 and the nine months ended December 31, 1998. Consolidated Statements of Cash Flows for the year ended December 31, 2000, the year ended December 31, 1999 and the nine months ended December 31, 1998.
                Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2000, the year ended
                December 31, 1999 and the nine months ended December 31, 1998. Notes to Consolidated Financial Statements.

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

                The following exhibits are filed as part of this Annual
                Report:

                Exhibit
                Number

                3.1     -       Amended and Restated Articles of Incorporation
                                of Registrant as amended, incorporated by
                                reference to Exhibits 3.1 and 3.3 to the Form
                                S-1 Registration Statement filed by the
                                Registrant (Reg. No 33-56600).
                3.2     -       Bylaws of Registrant, incorporated by
                                reference to Exhibit 3.2 to the Form S-1
                                filed by Registrant (Reg. No. 33-56600).
                4.1     -       Form of Common Stock certificate, incorporated
                                by reference to Exhibit 4.1 to the Form S-1
                                filed by Registrant (Reg. No.33-56600).
                10.1@   -       Global Industries, Ltd. 1992 Stock Option
                                Plan,incorporated by reference to Exhibit
                                10.1 to the Form S-1 filed by Registrant
                                (Reg. No. 33-56600).
                10.2@   -       Global Industries, Ltd. Profit Sharing and
                                Retirement Plan, as amended, incorporated by
                                reference to Exhibit 10.2 to the
                                Form S-1filed by Registrant
                                (Reg. No. 33-56600).
                10.3    -       Agreement of Lease dated May 1, 1992, between
                                SFIC Gulf Coast Properties, Inc. and Global
                                Pipelines PLUS, Inc., Incorporated
                                by reference to Exhibit 10.6 to the Form S-1
                                filed by Registrant (Reg. No. 33-56600).
                10.4    -       Lease Extension and Amendment Agreement dated
                                January 1, 1996, between Global Industries,
                                Ltd. and William J. Dore' relating to the
                                Lafayette office and adjacent land
                                incorporated by reference to Exhibit 10.7
                                to the Registrant's Annual Report on Form 10-K
                                for the fiscal year ended March 31, 1996.
                10.5    -       Agreement between Global Divers and
                                Contractors, Inc. and Colorado School of
                                Mines, dated October 15, 1991, incorporated
                                by reference to Exhibit 10.20 to the Form S-1
                                filed by Registrant (Reg. No. 33-56600).
                10.6    -       Sublicense Agreement between Santa Fe
                                International Corporation and Global Pipelines
                                PLUS, Inc. dated May 24, 1990, relating to the
                                Chickasaw's reel pipelaying technology,
                                incorporated by reference to Exhibit 10.21 to
                                the Form S-1 filed by Registrant
                                (Reg. No. 33-56600).
                10.7    -       Non-Competition Agreement and Registration
                                Rights Agreement between the Registrant and
                                William J. Dore', incorporated by reference
                                to Exhibit 10.23 to the Form S-1 filed by
                                Registrant (Reg. No. 33-56600).
                10.8@   -       Global Industries, Ltd. Restricted Stock Plan,
                                incorporated by reference to Exhibit 10.25 to
                                the Form S-1 filed by
                                Registrant (Reg. No. 33-56600).
                10.9@   -       Second Amendment to the Global Industries, Ltd.
                                Profit Sharing Plan, incorporated by reference
                                to Exhibit 10.19 to the Registrant's
                                Registration Statement on Form S-1
                                (Reg. No. 33-81322).
                10.10@  -       Global Industries, Ltd. 1995 Employee Stock
                                Purchase Plan incorporated by reference to
                                Exhibit 10.20 to the Registrant's
                                Annual Report on Form 10-K for the fiscal
                                year ended March 31, 1995.
                10.11   -       Trust Indenture relating to United States
                                Government Guaranteed Ship Financing
                                Obligations between Global
                                Industries, Ltd., shipowner, and Hibernia
                                National Bank, Indenture Trustee, dated as of
                                September 27, 1994 incorporated
                                by reference to Exhibit 10.22 to the
                                Registrant's Annual
                                Report on Form 10-K for the fiscal year ended
                                March 31, 1995.
                10.12@  -       Amendment to Global Industries, Ltd. 1992
                                Stock Option Plan
                                incorporated by reference to Exhibit 10.23 to
                                the Registrant's Annual Report on Form 10-K
                                for the fiscal year ended March 31, 1996.
                10.13   -       Trust Indenture relating to United States
                                Government Guaranteed Ship Financing
                                Obligations between Global Industries, Ltd.,
                                shipowner, and First National Bank of
                                Commerce, Indenture Trustee, dated as of
                                August 15, 1996, incorporated by
                                reference to Exhibit 10.21 to the Registrant's
                                Annual Report on Form 10-K for the fiscal
                                year ended March 31, 1997.
                10.14   -       Form of Indemnification Agreement between the
                                Registrant and each of the Registrant's
                                directors, incorporated by reference to
                                Exhibit 10.22 to the Registrant's
                                Annual Report on Form
                                10-K for the fiscal year ended March 31, 1997.
                10.15@  -       1996 Amendment to Global Industries, Ltd. 1995
                                Employee Stock Purchase Plan, incorporated by
                                reference to Exhibit 10.26 to the Registrant's
                                Annual Report on Form 10-K for the fiscal
                                year ended March 31, 1997.
                10.16   -       Amendment Assignment and Assumption of
                                Authorization Agreement relating to United
                                States Government Ship Financing
                                obligations between Global Industries, Ltd.,
                                shipowner, and First National Bank
                                of Commerce, Indenture Trustee, dated as
                                of October 23, 1996, incorporated by reference
                                to Exhibit 10.27 to the Registrant's Annual
                                Report on Form 10-K for the fiscal year
                                ended March 31,1997.
                10.17@  -       Global Industries, Ltd. 1998 Equity Incentive
                                Plan incorporated by reference to exhibit
                                10.28 to the Registrant's Annual Report on
                                Form 10-K for the fiscal year ended
                                March 31, 1998.
                10.18   -       Acquisition Agreement among the Registrant
                                Sub Sea International and Dresser Industries,
                                dated, June 24, 1997, incorporated by
                                reference to Exhibit 21 to the Registrant's
                                current report on Form 8-K dated August 8, 1997.
                10.19   -       Facilities Agreement (related to Carlyss
                                Facility) by and between the Registrant and
                                Lake Charles Harbor and Terminal District
                                dated as of November 1, 1997, incorporated by
                                reference to Exhibit 10.2 to Registrant's
                                Quarterly Report on Form 10-Q for the
                                quarterly period ended December 31, 1997.
                10.20   -       Ground Lease and Lease-Back Agreement (related
                                to Carlyss Facility) by and between the
                                Registrant and Lake Charles Harbor and
                                Terminal District dated as of November 1, 1997,
                                incorporated by reference to Exhibit 10.3 to
                                Registrant's Quarterly Report on Form 10-Q
                                for the quarterly period ended
                                December 31, 1997.
                10.21   -       Trust Indenture (related to Carlyss Facility)
                                by and between Lake Charles Harbor and
                                Terminal District and First National
                                Bank of Commerce, as Trustee, dated as of
                                November 1, 1997, incorporated by reference
                                to Exhibit 10.4 to Registrant's Quarterly
                                Report on Form 10-Q for the quarterly period
                                ended December 31, 1997.
                10.22   -       Pledge and Security Agreement (related to
                                Carlyss Facility) by and between Registrant
                                and Bank One, Louisiana, National
                                Association, dated as of November 1, 1997,
                                incorporated by reference to Exhibit 10.5
                                to Registrant's Quarterly Report on Form 10-Q
                                for the quarterly period ended
                                December 31, 1997.
                10.23@  -       Global Industries, Ltd. Non-Employee Directors
                                Compensation Plan incorporated by reference to
                                Exhibit 4.1 to Registrant's  Registration
                                Statement on Form S-8 (Reg. No. 333-69949).
                10.24   -       Transaction Agreement between Global
                                Industries, Ltd., and CCC Fabricaciones
                                y Construcciones, S.A. de C.V. dated
                                July 1, 1999.  Incorporated by reference to
                                Exhibit 2.1 to  Registrant's Quarterly
                                Report on Form 10-Q for the quarterly
                                period ended June 30,1999.
                10.25   -       Share Purchase Agreement between Global
                                Industries, Ltd. and
                                ETPM, S.A. incorporated by reference to
                                Exhibit 2.1 to Registrants' Quarterly
                                Report on Form 10-Q for the
                                quarterly period ended June 30, 1999.
                10.26   -       Trust Indenture relating to United States
                                Government Guaranteed Ship Financing
                                Obligations between Global Industries,
                                Ltd., shipowner, and Wells Fargo Bank,
                                Indenture Trustee, dated as of
                                February 22, 2000.  Incorporated by
                                reference to Exhibit 10.33 to Registrant's
                                Annual Report on Form 10-K for the year ended
                                December 31, 1999.
                10.27   -       Credit Agreement dated as of December 30, 1999
                                by, and among Bank One, National
                                Association, as agent for lenders
                                Global Industries, Ltd. and Global Offshore
                                Mexico, S. DE R.L. DE C.V.  Incorporated by
                                reference to Exhibit 10.34 to Registrant's
                                Annual Report on Form 10-K for the year ended
                                December 31, 1999.
                10.28   -       Assignment and Assumption Agreement and First
                                Amendment to loan agreement between CCC
                                Fabricationes y Construcciones, SA de CV,
                                Heller Financial, Inc., Grupo Consorcio
                                Fabricaciones y Construcciones, SA de CV,
                                Global Industries, Ltd., and Global Industries
                                Offshore, Inc.  Incorporated by reference
                                to Exhibit 10.35 to Registrant's
                                Annual Report on Form 10-K for the year ended
                                December 31, 1999.
                10.29  -        Credit Agreement Amendment No. 2 dated
                                September 18, 2000 among Global Industries
                                Ltd., Global Offshore Mexico, S. DE R.L. DE
                                C.V., the Lenders and Bank One, NA, as
                                administrative agent for the Lenders.
                                Incorporated by reference to Exhibit 10.1 to
                                Registrant's Quarterly Report on
                                Form 10Q for the quarterly period ended
                                September 30, 2000.
                10.30  -        Asset Acquisition Agreement by and between
                                Global Industries, Ltd. and Oceaneering
                                International, Inc. dated as of September
                                30, 2000.  Incorporated by
                                reference to Exhibit 10.2 to Registrant's
                                Quarterly Report on  Form 10Q for the
                                quarterly period ended September 30, 2000.
                *10.31@ -       2000 Amendment to Global Industries, Ltd. 1998
                                Equity Incentive Plan.
                *21.1   -       Subsidiaries of the Registrant.
                *23.1   -       Consent of Deloitte & Touche LLP.


*Filed herewith.
@Management Compensation Plan or Agreement.

(b)	Reports on Form 8-K.

	None.




                              Global Industries, Ltd.

                  Schedule II Valuation and Qualifying Accounts

             For the Years Ended December 31, 2000 and December 31, 1999,
                   and the Nine Months Ended December 31, 1998
                             (Thousands of dollars)


                                                            Additions
                                                     ------------------------
                                       Balance at    Charged to    Charged to                 Balance at
                                      Beginning of    Costs and      Other                      End of
        Description                      Period       Expenses      Accounts     Deductions     Period
----------------------------          ------------   -----------   ----------    ----------   -----------

Year ended December 31, 2000
  Allowances for doubtful              $    8,156     $   6,072     $     --     $  4,747     $   9,481
  accounts

Year ended December 31,1999
  Allowances for doubtful              $    1,274     $   7,692     $     --     $    810     $   8,156
  accounts

Nine months ended December 31, 1998
  Allowances for doubtful
  accounts                                      *

* - Not material



                                 SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                GLOBAL INDUSTRIES, LTD.

                                By:     /s/   TIMOTHY W. MICIOTTO
                                       ----------------------------
                                              Timothy W. Miciotto
                                     Vice President, Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

March 12, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/	WILLIAM J. DORE'
------------------------------
        William J. Dore'        Chairman of the Board,          March 12, 2001
                                Chief Executive Officer and
                                Director

/s/	TIMOTHY W. MICIOTTO
------------------------------
        Timothy W. Miciotto     Vice President, Chief            March 12, 2001
                                Financial Officer (Principal
                                Financial and Accounting
                                Officer)

/s/	JAMES C. DAY
------------------------------
        James C. Day            Director                        March 12, 2001

/s/	EDWARD P. DJEREJIAN
------------------------------
        Edward P. Djerejian     Director                        March 12, 2001

/s/	EDGAR G. HOTARD
------------------------------
        Edgar G. Hotard         Director                        March 12, 2001

/s/	RICHARD A. PATTAROZZI
------------------------------
        Richard A. Pattarozzi   Director                        March 12, 2001

/s/	JAMES L. PAYNE
------------------------------
        James L. Payne          Director                        March 12, 2001

/s/	MICHAEL J. POLLOCK
------------------------------
        Michael J. Pollock      Director                        March 12, 2001