Form 10-Q
period 2001-03-31
GLOBAL INDUSTRIES LTD
filed 2001-05-15
CIK 895663

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                                 FORM 10-Q

    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001


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


                  APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the Registrant's Common Stock outstanding, as of May 4, 2001 was 92,681,527.



                          Global Industries, Ltd.
                             Index - Form 10-Q


                                  Part I


Item 1.      Financial Statements - Unaudited
               Independent Accountants' Report                         3
               Consolidated Statements of Operations                   4
               Consolidated Balance Sheets                             5
               Consolidated Statements of Cash Flows                   6
               Notes to Consolidated Financial Statements              7

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                      10

Item 3.      Quantitative and Qualitative Disclosures about
             Market Risk                                              14



                                 Part  II

Item 1.      Legal Proceedings                                        15

Item 6.      Exhibits and Reports of Form 8-K                         15

             Signature                                                16




                       PART 1 - FINANCIAL INFORMATION


Item 1.      Financial Statements.


INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Shareholders of Global Industries, Ltd.

We have reviewed the condensed consolidated financial statements of Global Industries, Ltd. and subsidiaries, as listed in the accompanying index, as of March 31, 2001 and for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Global Industries, Ltd. and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, shareholders' equity, cash flows, and comprehensive income (loss) for the year then ended (not presented herein); and in our report dated February 15, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

May 3, 2001
New Orleans, Louisiana



                         Global Industries, Ltd.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
             (Dollars in thousands, except per share data)
                              (Unaudited)



                                                     Quarter Ended March 31,
                                                    -------------------------
                                                       2001           2000
                                                    ----------     ----------
Revenues                                            $  71,271      $  78,740

Cost of Revenues                                       62,204         73,594
                                                    ----------     ----------

Gross Profit                                            9,067          5,146

Goodwill Amortization                                     743            755
Selling, General and Administrative Expenses            8,909          7,695
                                                    ----------     ----------

Operating Loss                                           (585)        (3,304)
                                                    ----------     ----------

Other Expense (Income)
  Interest Expense                                      5,330          5,255
  Other                                                (1,229)           625
                                                    ----------     ----------
                                                        4,101          5,880
                                                    ----------     ----------

Loss Before Income Taxes                               (4,686)        (9,184)
Provision (Benefit) for Income Taxes                   (1,615)        (3,166)
                                                    ----------     ----------
Loss Before Cumulative Effect of Change in
  Accounting Principle                                 (3,071)        (6,018)
Cumulative Effect of Change in Accounting Principle
  (net of $0.4 million of tax)                             --            783
                                                    ----------     ----------
Net Loss                                            $  (3,071)     $  (6,801)
                                                    ==========     ==========

Weighted Average Common Shares Outstanding
  Basic                                             92,501,816     91,572,691
  Diluted                                           92,501,816     91,572,691
Loss Per Share Before Cumulative Effect:
  Basic                                             $   (0.03)     $   (0.07)
  Diluted                                           $   (0.03)     $   (0.07)
Net Loss Per Share:
  Basic                                             $   (0.03)     $   (0.07)
  Diluted                                           $   (0.03)     $   (0.07)

                See Notes to Consolidated Financial Statements.





                              Global Industries, Ltd.
                            CONSOLIDATED BALANCE SHEETS
                               (Dollars in thousands)
                                    (Unaudited)

                                                     March 31,    December 31,
                                                   ------------   ------------
                                                       2001           2000
                                                   ------------   ------------

ASSETS
Current Assets:
  Cash                                             $    14,572    $    25,462
  Escrowed funds                                            77            846
  Receivables - net of allowance of $4.8 million
    and $9.5 million, respectively                     100,104         97,858
  Other receivables                                      1,751          3,989
  Prepaid expenses and other                            12,420         12,792
  Assets held for sale                                   2,795          2,795
                                                   ------------   ------------
      Total current assets                             131,719        143,742
                                                   ------------   ------------
Escrowed Funds                                              38             38
                                                   ------------   ------------
Property and Equipment, net	                       516,683        525,001
                                                   ------------   ------------
Other Assets:
  Deferred charges, net                                 23,908         19,304
  Goodwill, net                                         40,361         41,104
  Other                                                    678            998
                                                   ------------   ------------
      Total other assets                                64,947         61,406
                                                   ------------   ------------
        Total                                      $   713,387    $   730,187
                                                   ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt             $    26,674    $    26,674
  Accounts payable                                      49,469         46,439
  Employee-related liabilities                           6,412          7,246
  Income taxes payable                                   4,578          3,748
  Accrued interest                                       1,663          5,451
  Other accrued liabilities                             12,426         16,235
                                                   ------------   ------------
      Total current liabilities                        101,222        105,793
                                                   ------------   ------------

Long-Term Debt 	                                       201,134        209,953
                                                   ------------   ------------
Deferred Income Taxes                                   24,885         27,417
                                                   ------------   ------------
Other Liabilities                                        1,322             --
                                                   ------------   ------------

Shareholders' Equity:
  Common stock issued, 94,081,927 and
    93,698,757 shares, respectively                        940            937
  Additional paid-in capital                           223,993        221,634
  Treasury stock at cost (1,429,500 shares)            (15,012)       (15,012)
  Accumulated other comprehensive loss                 (10,461)        (8,970)
  Retained earnings                                    185,364        188,435
                                                   ------------   ------------
      Total shareholders' equity                       384,824        387,024
                                                   ------------   ------------
        Total                                      $   713,387    $   730,187
                                                   ============   ============

                See Notes to Consolidated Financial Statements.





                           Global Industries, Ltd.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                 (Unaudited)


                                                     Quarter Ended March 31,
                                                    -------------------------
                                                       2001           2000
                                                    ----------     ----------
Cash Flows From Operating Activities:
Net loss                                            $  (3,071)     $  (6,801)
Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
    Depreciation and amortization                      11,875         13,241
    Gain on sale, disposal or impairment of
      property and equipment                             (918)            --
    (Recovery) reserve for doubtful accounts           (4,679)           334
    Deferred income taxes                              (2,532)        (2,360)
    Cumulative effect of change in
      accounting principle                                 --            783
    Other                                                 296            125
    Changes in operating assets and liabilities
      Receivables                                       2,433        (15,808)
      Receivables from unconsolidated affiliate	        2,238             --
      Prepaid expenses and other                          372           (308)
      Accounts payable and other current
        liabilities                                    (4,282)         4,873
                                                    ----------     ----------
          Net cash provided by (used in)
            operating activities                        1,732         (5,921)
                                                    ----------     ----------

Cash Flows From Investing Activities:
Proceeds from sale of assets	                        2,000             --
Additions to property and equipment	               (1,044)        (3,697)
Escrowed funds, net	                                  769        (24,010)
Additions to deferred charges	                       (7,570)        (7,445)
                                                    ----------     ----------
          Net cash used in investing activities        (5,845)       (35,152)
                                                    ----------     ----------


Cash Flows From Financing Activities:
Proceeds from sale of common stock, net                 2,042            308
Proceeds from long-term debt	                       24,000         99,000
Repayment of long-term debt	                      (32,819)       (75,035)
                                                    ----------     ----------
          Net cash provided by (used in)
            financing activities                       (6,777)        24,273
                                                    ----------     ----------

Cash:
Decrease	                                      (10,890)       (16,800)
Beginning of period	                               25,462         34,087
                                                    ----------     ----------
End of period                                       $  14,572      $  17,287
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

In the opinion of management of the Company, all adjustments (such adjustments consisting only of a normal recurring nature) necessary for a fair presentation of the operating results for the interim periods presented have been included in the unaudited consolidated financial statements. Operating results for the period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Independent public accountants as stated in their report included herein, have reviewed the financial statements required by Rule 10-01 of Regulation S-X.

Certain reclassifications have been made to the prior period financial statements in order to conform with the classifications adopted for reporting in fiscal year 2001.

2. New Accounting Pronouncement - In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133
"Accounting for Derivative Instruments and Hedging
Activities" ("SFAS 133"). SFAS 133 was subsequently amended by SFAS 137 in June 1999 and SFAS 138 in September 2000.
SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities and requires, among other things, that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.
The Company adopted this accounting standard effective for its fiscal year beginning January 1, 2001, as required. The Company utilizes interest rate swaps to hedge certain of its variable rate long-term debt. These interest rate swaps are accounted for as cash flow hedges in accordance with FAS 133 as amended. Upon initial adoption of FAS 133, the Company recorded the fair value of its interest rate swaps on the balance sheet and a corresponding unrecognized loss of $1.0 million as a cumulative effect adjustment of Comprehensive Income (Loss). Amounts expected to be transferred to earnings in the next twelve months are classified as current liabilities.

3. Financing Arrangements - The Company maintains a $275.0 million credit facility, which currently consists of a $175.0 million term loan facility and a $100.0 million revolving loan facility. Both the term and revolving loan facility mature on December 30, 2004. The term and revolving loan agreement permit both prime rate bank borrowings and London Interbank Offered Rate ("LIBOR") borrowings plus a floating spread. The spreads can range from 0.5% to 1.75% and 1.75% to 3.00% for prime rate and LIBOR based borrowings, respectively. In addition, the facility allows for certain fixed rate interest options on amounts outstanding. Both the term and revolving loan facility mature on December 30, 2004. Stock of the Company's subsidiaries, certain real estate, and the majority of the Company's vessels collateralize the loans under the credit facility. Both the term loan and the revolving loan facilities are subject to certain financial covenants. The Company obtained a waiver from its lenders for one of its covenants that exceeded its limit at March 31, 2001 and was otherwise in compliance with the covenants under the facility at March 31, 2001. In consideration for this waiver, the Company reduced its available revolving loan facility by $25.0 million to $100.0 million and paid a waiver fee. Two financial covenants under the facility are near their limits and based upon the Company's current expectations of its operations, one or more of such covenants may not be met at the end of the second quarter. If such covenants cannot be met, the Company expects to seek waivers from its lenders. As of May 7, 2001, the Company had $39.3 million of credit capacity under it credit facility.

4. Commitments and Contingencies - The Company is a party to legal proceedings and potential claims arising in the ordinary course of business. Management does not believe these matters will materially effect the Company's consolidated financial statements.

In November of 1999, the Company notified Group GTM that as a result of material adverse changes and other breaches by Groupe GTM, the Company was no longer bound by and was terminating the Share Purchase Agreement to purchase the shares of ETPM S.A. Groupe GTM responded stating that they believed the Company was in breach. The Share Purchase Agreement provided for liquidated damages of $25.0 million to be paid by a party that failed to consummate the transaction under certain circumstances. The Company has notified Groupe GTM that it does not believe that the liquidated damages provision is applicable to its termination of the Share Purchase Agreement. On December 23, 1999, Global filed suit against Groupe GTM in Tribunal de Commerce de Paris to recover damages. On June 21, 2000, Groupe GTM filed an answer and counterclaim against Global seeking the liquidated damages of $25.0 million and other damages, costs and expenses of approximately $1.5 million. The Company believes that the outcome of these matters will not have a material adverse effect on its business or financial statements.

In the normal course of its business activities, the Company provides letters of credit to secure the performance and/or payment of obligations, including the payment of worker's compensation obligations. Additionally, the Company has issued a letter of credit as collateral for $27.6 million of Port Improvement Revenue Bonds. At March 31, 2001, outstanding letters of credit and bonds approximated $39.9 million. Also in the normal course of its business activities, the Company provides guarantee and performance, bid, and payment bonds. Some of these financial instruments are secured by parent company guarantees. The aggregate of these financial instruments at March 31, 2001 was $28.9 million.

The Company estimates that the cost to complete capital expenditure projects in progress at March 31, 2001 approximates $0.7 million.

5. Industry Segment Information - The following table's present information about the profit or loss of each of the Company's reportable segments for the quarters ended March 31, 2001 and 2000. The information contains certain allocations of corporate expenses that the Company deems reasonable and appropriate for the evaluation of results of operations.

                                                     Quarter Ended March 31,
                                                    -------------------------
                                                       2001           2000
                                                    ----------     ----------
                                                          (in thousands)
Revenues from external customers:
  Gulf of Mexico Offshore Construction              $  23,732      $  16,881
  Gulf of Mexico Diving                                 4,819          4,031
  Gulf of Mexico Marine Support                         9,917          4,511
  Latin America                                         4,127         21,080
  West Africa                                          10,046         24,755
  Asia Pacific                                         13,069          3,213
  Middle East                                           5,323          3,983
                                                    ----------     ----------
                                                    $  71,033      $  78,454
                                                    ==========     ==========

Intersegment revenues:
  Gulf of Mexico Offshore Construction              $     496      $      53
  Gulf of Mexico Diving                                 2,355          1,905
  Gulf of Mexico Marine Support                           956          1,144
                                                    ----------     ----------
                                                    $   3,807      $   3,102
                                                    ==========     ==========

Income (loss) before income taxes:
  Gulf of Mexico Offshore Construction              $  (2,881)     $  (5,051)
  Gulf of Mexico Diving                                (1,070)          (437)
  Gulf of Mexico Marine Support                         4,900           (139)
  Latin America                                        (1,782)         2,200
  West Africa                                           2,548          2,583
  Asia Pacific                                         (5,660)        (5,595)
  Middle East                                             205           (604)
                                                    ----------     ----------
                                                    $  (3,740)     $  (7,043)
                                                    ==========     ==========

The following table reconciles the revenues of the reportable segments and profit or loss presented above, to the Company's consolidated totals.

                                                    Quarter Ended March 31,
                                                    -------------------------
                                                       2001           2000
                                                    ----------     ----------
                                                          (in thousands)
Revenues:
  Total for reportable segments                     $  74,840      $  81,556
  Total for other segments                                238            302
  Elimination of intersegment revenues	               (3,807)        (3,118)
                                                    ----------     ----------
    Total consolidated revenues                     $  71,271      $  78,740
                                                    ==========     ==========

Income (Loss):
  Total for reportable segments                     $  (3,740)     $  (7,043)
  Total for other segments (expense)	                   64             12
  Unallocated corporate expense                        (1,010)        (2,153)
                                                    ----------     ----------
    Total consolidated loss before tax              $  (4,686)     $  (9,184)
                                                    ==========     ==========

6. Comprehensive Income (Loss) - Following is a summary of the
Company's comprehensive income (loss) for the three months ended March 31, 2001 and 2000:

                                                     Quarter Ended March 31,
                                                    -------------------------
                                                       2001           2000
                                                    ----------     ----------
                                                          (in thousands)
Net loss                                            $  (3,071)     $  (6,801)
Other comprehensive income (loss):
  Cumulative effect of adoption of SFAS 133
    on January 1, 2001                                 (1,023)            --
  Unrealized loss on hedging activities	                 (467)            --
                                                    ----------     ----------
Comprehensive loss                                  $  (4,562)     $  (6,801)
                                                    ==========     ==========



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

The following discussion should be read in conjunction with the Company's unaudited consolidated financial statements for the periods ended March 31, 2001 and 2000, included elsewhere in this report and the Company's audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report of Form 10-K for the year ended December 31, 2000.

Results of Operations

The following table sets forth, for the periods indicated, the Company's statements of operations expressed as a percentage of revenues.

                                                     Quarter Ended March 31,
                                                    -------------------------
                                                       2001           2000
                                                    ----------     ----------
Revenues                                              100.0%         100.0%
Cost of Revenues                                       87.3           93.5
                                                    ----------     ----------
Gross Profit                                           12.7            6.5
Goodwill Amortization	                                1.0            1.0
Selling, General and Administrative Expenses           12.5            9.8
                                                    ----------     ----------
Operating Loss	                                       (0.8)          (4.3)
Interest Expense	                                7.5            6.7
Other Expense (income), net                            (1.7)           0.8
                                                    ----------     ----------
Loss Before Income Taxes                               (6.6)         (11.8)
Provision (Benefit) for Income Taxes                   (2.3)          (4.0)
                                                    ----------     ----------
Loss Before Cumulative Effect of Change in
  Accounting Principle                                 (4.3)          (7.8)
Cumulative Effect of Change in Accounting
  Principle                                              --            1.0
                                                    ----------     ----------
Net Loss                                               (4.3)%         (8.8)%
                                                    ==========     ==========

Quarter Ended March 31, 2001 Compared to Quarter Ended March 31,
2000

Revenues. Revenues for the quarter ended March 31, 2001 were $71.3 million as compared to $78.7 million for the quarter ended March 31, 2000. This 9% decrease in revenues was primarily attributable to decreased activity in certain areas including West Africa and Latin America and was partially offset by increased activity in the U. S. Gulf of Mexico Offshore Construction and Marine Support divisions and the Asia Pacific segment.

Gross Profit. For the quarter ended March 31, 2001, the Company had gross profit of $9.1 million compared with $5.1 million for the quarter ended March 31, 2000. The 78% increase was largely the result of increased activity and improved pricing in certain areas including Gulf of Mexico Offshore Construction and Gulf of Mexico Marine Support divisions which was partially offset by reduced activity in Latin America. As a percentage of revenues, gross profit for the quarter ended March 31, 2001 was 13% compared to the gross profit percentage earned for the quarter ended March 31, 2000 of 7%.

Goodwill Amortization. Goodwill amortization for the quarter ended March 31, 2001 was $0.7 million compared to $0.7 million for the quarter ended March 31, 2000.

Selling, General and Administrative Expenses. For the quarter, ended March 31, 2001, selling, general and administrative expenses were $8.9 million as compared to $7.7 million reported during the quarter ended March 31, 2000. As a percentage of revenues, selling, general and administrative expenses increased to 12% during the quarter ended March 31, 2001, compared to 10% during the quarter ended March 31, 2000. This increase is primarily attributable to cost associated with the strengthening of the Company's marketing and business development areas and certain accounting and legal fees.

Depreciation and Amortization. Depreciation and amortization, including amortization of dry-docking costs, for the quarter ended March 31, 2001 was $11.9 million compared to the $13.2 million recorded in the quarter ended March 31, 2000.

Interest Expense. Interest expense increased nominally to $5.3 million (net of capitalized interest) for the quarter ended
March 31, 2001, due to increased interest rates and less capitalized interest, offset by lower outstanding debt levels, as compared to the quarter ended March 31, 2000.

Other Income. Other income increased $1.9 million due primarily to the recognition of a gain on the disposition of one vessel and certain currency exchange rate gains for quarter ended March 31, 2001 as compared to a currency exchange loss in the quarter ended March 31, 2000.

Net Loss. For the quarter ended March 31, 2001, the Company recorded a net loss of $3.1 million as compared to a net loss of $6.8 million recorded for the quarter ended March 31, 2000. The Company's effective tax rate for the quarter ended March 31, 2001 was 34%, compared to 34% for the quarter ended March 31, 2000.

Segment Information. The Company has identified seven reportable segments as required by SFAS 131. The following discusses the results of operations for each of those reportable segments.

Gulf of Mexico Offshore Construction - Increased demand for offshore construction services in the Gulf of Mexico and resulting pricing increases resulted in a 43% increase in gross revenues to $24.2 million, (including $0.5 million intersegment revenues) for the quarter ended March 31, 2001 compared to $16.9 million (including $0.1 million intersegment revenues) for the quarter ended March 31, 2000. Increases in activity and pricing improved earnings by $2.2 million from a loss before taxes of $5.1 million for the quarter ended March 31, 2000, to a loss before taxes of $2.9 million for the quarter ended March 31, 2001.

Gulf of Mexico Diving - Revenues from diving related services in the Gulf of Mexico increased 21% to $7.2 million (including $2.4 million intersegment revenues) for the quarter ended March 31, 2001 from $5.9 million (including $1.9 million intersegment revenues) for the quarter ended March 31, 2000. This increase is attributed to an increase in diver utilization. However, due to the mix of contract work and certain increases in maintenance expenses, the segment had a loss before taxes for the period of $1.1 million compared to a loss before taxes of $0.4 million for the same period ended March 31, 2000.

Gulf of Mexico Marine Support - Gulf of Mexico Marine Support benefited from increased activity during the quarter ended March 31, 2001. Gross revenues increased to $10.8 million for the quarter ended March 31, 2001 compared to $5.7 million for the quarter ended March 31, 2000. Due to increased activity and improved pricing, income before taxes increased to $4.9 million for the quarter ended March 31, 2001 compared to a loss before taxes of $0.1 million for the quarter ended March 31, 2000.

Latin America - For the quarter ended March 31, 2001, revenues declined to $4.1 million from $21.1 million for the quarter ended March 31, 2000, due primarily to decreased demand and the completion of two large contracts in the quarter ended March 31, 2000. Income before taxes decreased from $2.2 million for the quarter ended March 31, 2000 to a loss before taxes of $1.8 million for the quarter ended March 31, 2001.

West Africa - Revenues decreased 60% to $10.0 million for the quarter ended March 31, 2001 compared to $24.8 million for the quarter ended March 31, 2000. The decline in revenues is due primarily to the completion of one large contract in the quarter ended March 31, 2000, which had a large level of fabrication and procurement content. Income before taxes decreased slightly to $2.5 million for the quarter ended March 31, 2001 compared to $2.6 for the same period ended March 31, 2000. Earnings as a percentage of revenues increased due to a different mix of contract work in the quarter ended March 31, 2001.

Asia Pacific - Revenues increased substantially to $13.1 million for the quarter ended March 31, 2001 as compared to $3.2 million for the quarter ended March 31, 2000 due to increased demand. Loss before taxes remained constant at a loss of $5.6 million for the quarter ended March 31, 2001.

Middle East - Revenues increased 33% to $5.3 million for the quarter ended March 31, 2001 compared to $4.0 million for the quarter ended March 31, 2000 due to increased demand. Income before taxes increased to $0.2 million for the 2001 period compared to a $0.6 loss before taxes for the quarter ended March 31, 2000.

Liquidity and Capital Resources

The Company's cash balance decreased by $10.9 million to $14.6 million at March 31, 2001. The Company's operations generated cash flows of $1.7 million during the quarter ended March 31, 2001. Working capital decreased $7.4 million during the quarter ended March 31, 2001 to $30.5 million at March 31, 2001 from $37.9 million at December 31, 2000. The decrease in working capital is due primarily to a decrease in cash partially offset by decreases in accrued interest and other accrued liabilities.

Capital expenditures during the quarter ended March 31, 2001 aggregated $1.0 million. The Company estimates that the cost to complete capital expenditure projects in progress at March 31, 2001, will be approximately $0.7 million, all of which is expected to be incurred during the next twelve months.

Long-term debt outstanding at March 31, 2001, (including current maturities), includes $128.3 million of Title XI bonds, $28.7 million of Lake Charles Harbor and Terminal District bonds, $7.0 million of Heller Financial debt, and $63.8 million drawn against the Company's term facility.

The Company maintains a $275.0 million credit facility, which currently consists of a $175.0 million term loan facility and a $100.0 million revolving loan facility. Both the term and revolving loan facility mature on December 30, 2004. The term and revolving loan agreement permit both prime rate bank borrowings and London Interbank Offered Rate ("LIBOR") borrowings plus a floating spread. The spreads can range from 0.5% to 1.75% and 1.75% to 3.00% for prime rate and LIBOR based borrowings, respectively. In addition, the facility allows for certain fixed rate interest options on amounts outstanding.
Both the term and revolving loan facility mature on December 30, 2004. Stock of the Company's subsidiaries, certain real estate, and the majority of the Company's vessels collateralize the loans under the credit facility. Both the term loan and the revolving loan facilities are subject to certain financial covenants. The Company obtained a waiver from its lenders for one of its covenants that exceeded its limit at March 31, 2001 and was otherwise in compliance with the covenants under the facility at March 31, 2001. In consideration for this waiver, the Company reduced its available revolving loan facility by $25.0 million to $100.0 million and paid a waiver fee. Two financial covenants under the facility are near their limits and based upon the Company's current expectations of its operations, one or more of such covenants may not be met at the end of the second quarter. If such covenants cannot be met, the Company expects to seek waivers from its lenders. As of May 7, 2001, the Company had $39.3 million of credit capacity under it credit facility.

The Company's Title XI bonds mature in 2003, 2005, 2020, 2022, and 2025. The bonds carry interest rates of 9.15%, 8.75%, 8.30%, 7.25%, and 7.71% per annum, respectively, and require aggregate semi-annual payments of $2.9 million, plus interest. The agreements pursuant to which the Title XI bonds were issued contain certain covenants, including the maintenance of minimum working capital and net worth requirements. If not met, additional covenants result that restrict the operations of the Company and its ability to pay cash dividends. At March 31, 2001, the Company was in compliance with these covenants.

The Company also has short-term credit facilities at its foreign locations that aggregate $4.5 million and are secured by letters of credit. Additionally, in the normal course of business, the Company provides guarantees and performance, bid, and payment bonds pursuant to agreements, or in connection with bidding to obtain such agreements, to perform construction services. Some of these guarantees are secured by parent company guarantees. The aggregate of these guarantees and bonds at March 31, 2001 was $28.9 million.

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

Industry Outlook

The Company remains optimistic about the future of the industry as both commodity prices and energy demand has remained strong. The Company is continuing to experience increased bidding activity in all of its geographic regions. Many of these bids have near term contract awards dates. The Company has strategically positioned itself in anticipation of this growth and is expecting improved earnings in late 2001 and 2002. As of May 4, 2001, the Company's backlog was approximately $100.0 million, the highest it has been since the fourth quarter of 1999.

New Accounting Pronouncement

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 was subsequently amended by SFAS 137 in June 1999 and SFAS 138 in September 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities and requires, among other things, that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company adopted this accounting standard effective for its fiscal year beginning January 1, 2001, as required. The Company utilizes interest rate swaps to hedge certain of its variable rate long-term debt. These interest rate swaps are accounted for as cash flow hedges in accordance with FAS 133 as amended. Upon initial adoption of FAS 133, the Company recorded the fair value of its interest rate swaps on the balance sheet and a corresponding unrecognized loss of $1.0 million as a cumulative effect adjustment of Comprehensive Income (Loss). Amounts expected to be transferred to earnings in the next twelve months are classified as current liabilities.


Item 3.      Quantitative and Qualitative Disclosures about Market
             Risk

In 2000, the Company entered into interest rate swap agreements, which effectively modified the interest characteristics of $65.0 million of its outstanding long-term debt. The agreements involve the exchange of a variable interest rate of LIBOR plus 3.00% for amounts based on fixed interest rates of between 7.32% to 7.38% plus 3.00%. These swaps have maturities between two to twenty-six months. These transactions were entered into in the normal course of business primarily to hedge rising interest rates. The estimated fair market value of the interest rate swap based on quoted market prices was ($1.5) million as of March 31, 2001. A hypothetical 100 basis point decrease in the average interest rates applicable to such debt would result in a change of approximately ($0.4) million in the fair value of this instrument. Quantitative and qualitative disclosures about market risk are in Item 7A of the Company's 10-K for the period ended December 31, 2000.


                          PART II - OTHER INFORMATION


Item 1.      Legal Proceedings

In November of 1999, the Company notified Group GTM that as a result of material adverse changes and other breaches by Groupe GTM, the Company was no longer bound by and was terminating the Share Purchase Agreement to purchase the shares of ETPM S.A. Groupe GTM responded stating that they believed the Company was in breach. The Share Purchase Agreement provided for liquidated damages of $25.0 million to be paid by a party that failed to consummate the transaction under certain circumstances. The Company has notified Groupe GTM that it does not believe that the liquidated damages provision is applicable to its termination of the Share Purchase Agreement. On December 23, 1999, Global filed suit against Groupe GTM in Tribunal de Commerce de Paris to recover damages. On June 21, 2000, Groupe GTM filed an answer and counterclaim against Global seeking the liquidated damages of $25.0 million and other damages, costs and expenses of approximately $1.5 million. The Company believes that the outcome of these matters will not have a material adverse effect on its business or financial statements.

The Company is involved in various routine legal proceedings primarily involving claims for personal injury under the General Maritime Laws of the United States and Jones Act because of alleged negligence. The Company believes that the outcome of all such proceedings, even if determined adversely, would not have a material adverse effect on its business or financial statements.


Item 6.      Exhibits and Reports of Form 8-K

             (a)  Exhibits:
                  10.1 - 2000 Amendment to Global Industries, Ltd.
                        1998 Equity Incentive Plan.
                  10.2 - Severance Agreement dated February 22, 1995
                        between Global Industries, Ltd. and James J. Dore.
                  15.1 - Letter regarding unaudited interim financial
                        information.
             (b)  Reports on Form 8-K - None



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



May 11, 2001