Form 10-Q
period 2001-06-30
GLOBAL INDUSTRIES LTD
filed 2001-08-13
CIK 895663

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                  FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 2001


                     Commission File Number: 2-56600

                         Global Industries, Ltd.

         (Exact name of registrant as specified in its charter)


Louisiana                                           72-1212563
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)

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


                    APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the Registrant's Common Stock outstanding, as of August 6, 2001 was 92,914,097.





                         Global Industries, Ltd.
                            Index - Form 10-Q


                                 Part I


Item 1.      Financial Statements - Unaudited
             Independent Accountants' Report                    3
             Consolidated Statements of Operations              4
             Consolidated Balance Sheets                        5
             Consolidated Statements of Cash Flows              6
             Notes to Consolidated Financial Statements         7


Item 2.      Management's Discussion and Analysis of
               Financial Condition and Results of Operations   11


Item 3.      Quantitative and Qualitative Disclosures about
             Market Risk                                       18



                                 Part II

Item 1.      Legal Proceedings                                 19

Item 4.      Submission of Matters to a Vote of Security
             Holders                                           19

Item 6.      Exhibits and Reports on Form 8-K                  20

             Signature                                         21




                                 PART 1 - FINANCIAL INFORMATION


Item 1. 	Financial Statements.


INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Shareholders of Global Industries, Ltd.

We have reviewed the condensed consolidated financial statements of Global Industries, Ltd. and subsidiaries, as listed in the accompanying index, as of June 30, 2001 and for the quarter and six month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

August 8, 2001
New Orleans, Louisiana






                            Global Industries, Ltd.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)
                                    (Unaudited)



                                       Quarter Ended          Six Months Ended
                                         June 30,                June 30,
                                -----------------------  ----------------------
                                    2001         2000        2001        2000
                                =========== ===========  ========== ===========

Revenues                        $  109,018  $   68,022   $ 180,289  $  146,762

Cost of Revenues                    88,487      61,563     150,691     135,157
                                ----------- -----------  ---------- -----------

Gross Profit                        20,531       6,459      29,598      11,605

Goodwill Amortization                  743         696       1,486       1,451

Selling, General and
  Administrative Expenses            9,282       8,238      18,191      15,933
                                ----------- -----------  ---------- -----------

Operating Income (Loss)             10,506      (2,475)      9,921      (5,779)

                                ----------- -----------  ---------- -----------
Other Expense (Income):
Interest Expense                     5,622       5,504      10,952      10,759
Other                                  609      (2,802)       (620)     (2,177)
                                ----------- -----------  ---------- -----------
                                     6,231       2,702      10,332       8,582

                                ----------- -----------  ---------- -----------

Income (Loss) Before Income          4,275      (5,177)       (411)    (14,361)
   Taxes

Provision (Benefit) for Income       1,434         293        (181)     (2,873)
   Taxes                        ----------- -----------  ---------- -----------

Income (Loss)  before Cumulative
   Effect of Change in
   Accounting Principle              2,841      (5,470)       (230)    (11,488)

                                =========== =========== =========== ===========
Cumulative Effect of Change in
   Accounting Principle
   (net of $0.4 million of tax)          -           -           -         783
                                ----------- ----------- ----------- -----------
Net Income (Loss)               $    2,841  $   (5,470) $     (230) $  (12,271)

                                =========== =========== =========== ===========


Weighted Average Common Shares
Outstanding:

Basic                            92,670,000  91,904,000  92,551,000  91,790,000
Diluted                          95,074,000  91,904,000  92,551,000  91,790,000

Net Income (Loss) Per Share
  Before Cumulative Effect:
Basic                            $     0.03  $    (0.06) $    (0.00) $    (0.13)
Diluted                          $     0.03  $    (0.06) $    (0.00) $    (0.13)

Net Income (Loss) Per Share:
Basic                            $     0.03  $    (0.06) $    (0.00) $    (0.13)
Diluted                          $     0.03  $    (0.06) $    (0.00) $    (0.13)



                            See Notes to Consolidated Financial Statements.






                                 Global Industries, Ltd.
                              CONSOLIDATED BALANCE SHEETS
                                (Dollars in thousands)
                                     (Unaudited)



                                                    June 30,       December 31,
                                                      2001            2000
                                                 --------------   --------------

ASSETS
Current Assets:
Cash                                             $      24,434    $      25,462
Escrowed funds                                              77              846
Receivables - net of allowance of $4,100
  and $9,500, respectively                             132,692           97,858
Other receivables                                        1,356            3,989
Prepaid expenses and other                              17,805           12,792
Assets held for sale                                     2,795            2,795
                                                 --------------   --------------
  Total current assets                                 179,159          143,742
                                                 --------------   --------------
Escrowed Funds                                              15               38
                                                 --------------   --------------

Property and Equipment, net                            509,051          525,001
                                                 --------------   --------------

Other Assets:
Deferred charges, net                                   27,040           19,304
Goodwill, net                                           39,618           41,104
Other                                                      447              998
                                                 --------------   --------------

  Total other assets                                    67,105           61,406
                                                 --------------   --------------

        Total                                    $     755,330    $     730,187
                                                 ==============   ==============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt             $      26,447    $      26,674
Accounts payable                                        59,484           46,439
Employee-related liabilities                             7,453            7,246
Income taxes payable                                     4,248            3,748
Accrued interest                                         4,013            5,451
Other accrued liabilities                               15,911           16,235
                                                 --------------   --------------

  Total current liabilities                            117,556          105,793
                                                 --------------   --------------

Long-Term Debt                                         221,529          209,953
                                                 --------------   --------------

Deferred Income Taxes                                   26,358           27,417
                                                 --------------   --------------

Other Liabilities                                          801               --
                                                 --------------   --------------


Shareholders' Equity:
Common stock issued 94,337,147 and
93,698,757 shares,respectively                             943              937
Additional paid-in capital                             225,201          221,634
Treasury stock at cost
  (1,429,50 shares)                                    (15,012)         (15,012)
Accumulated other comprehensive loss                   (10,251)          (8,970)
Retained earnings                                      188,205          188,435
                                                 --------------   --------------

	Total shareholders' equity                     389,086          387,024
                                                 --------------   --------------

        Total                                    $     755,330    $     730,187
                                                 ==============   ==============


          See Notes to Consolidated Financial Statements.






                                 Global Industries, Ltd.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)
                                      (Unaudited)



                                                      Six Months Ended June 30,
                                                      -------------------------
                                                           2001         2000
                                                      ------------ ------------

Cash Flows From Operating Activities:
Net loss                                              $      (230) $   (12,271)
Adjustments to reconcile net loss to
net cash provided by (used in) operating
activities:
Depreciation and amortization                              25,339       24,335
(Gain) loss on sale, disposal or
  impairment of property and equipment                       (902)          63
Recovery of doubtful accounts                              (4,800)        (925)
Deferred income taxes                                      (1,059)      (2,340)
Cumulative effect of change in
  accounting principle                                         --          783
Other                                                         562          402
Changes in operating assets and liabilities
Receivables                                               (27,401)      (4,385)
Prepaid expenses and other                                 (5,013)      (2,258)
Accounts payable and accrued liabilities                   11,969       10,520
                                                      ------------ ------------

Net cash provided by (used in)
  operating activities                                     (1,535)      13,924
                                                      ------------ ------------


Cash Flows From Investing Activities:
Proceeds from sale of assets                                1,984           --
Additions to property and equipment                        (2,246)     (13,324)
Escrowed funds, net                                           792      (23,175)
Additions to deferred charges                             (14,306)      (9,761)
                                                      ------------ ------------

Net cash used in investing activities                     (13,776)     (46,260)
                                                      ------------ ------------

Cash Flows From Financing Activities:
Proceeds from sale of common stock, net                     2,934        1,532
Proceeds from long-term debt                               56,000      134,200
Repayment of long-term debt                               (44,651)    (107,167)
                                                      ------------ ------------

Net cash provided by financing activities                  14,283       28,565
                                                      ------------ ------------


Cash:
Decrease                                                   (1,028)      (3,771)
Beginning of period                                        25,462       34,087
End of period                                         $    24,434   $   30,316




              See Notes to Consolidated Financial Statements







                                 Global Industries, Ltd.
                     Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation - The accompanying unaudited consolidated financial statements include the accounts of Global Industries, Ltd. and its wholly owned subsidiaries
(the "Company").

In the opinion of management of the Company, all adjustments (such adjustments consisting only of a normal recurring nature) necessary for a fair presentation of the operating results for the interim periods presented have been included in the unaudited consolidated financial statements.
Operating results for the period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Independent public accountants as stated in their report included herein, have reviewed the financial statements required by Rule 10-01 of Regulation S-X.

Certain reclassifications have been made to the prior period financial statements in order to conform with the classifications adopted for reporting in fiscal year 2001.

2. New Accounting Standards - On June 29, 2001, the Financial Accounting Standards Board ("FASB") concluded its voting process on Statement of Financial Accounting Standards
("SFAS") No. 141, Business Combinations, and this statement was issued in July 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company is required to implement SFAS No. 141 on July 1, 2001 and does not expect this statement to have a material effect on the Company's consolidated financial position or results of operations.

On June 29, 2001, FASB concluded its voting process of SFAS
No. 142, Goodwill and Other Intangible Assets, and this statement was issued in July 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. Amortization expense of existing goodwill was approximately $0.8 million and $1.5 million for the three and six months ended June 30, 2001. The Company is required to implement SFAS No. 142 on January 1, 2002 and it has not determined the impact that this statement will have on our consolidated financial position or results of operations.

3. Financing Arrangements - The Company maintains a $275.0 million credit facility, which currently consists of a $175.0 million term loan facility and a $100.0 million revolving loan facility.
Both the term and revolving loan facilities mature on December 30, 2004. The term and revolving loan facilities permit both prime rate bank borrowings and London Interbank
Offered Rate ("LIBOR") borrowings plus a floating spread.
Giving effect to the amendment described below, the spreads can range from 0.75% to 2.00% and 2.00% to 3.25% for prime rate and LIBOR based borrowings, respectively. In addition, the credit facility allows for certain fixed rate interest options on amounts outstanding. Stock of the Company's subsidiaries, certain real estate, and the majority of the Company's vessels collateralize the loans under the credit facility. Both the term and revolving loan facilities are subject to certain financial covenants. Effective June 30, 2001, the Company amended its credit facility and obtained a waiver of two covenants that were not met at June 30, 2001. The amendment
i) reduced the requirements of the Leverage Ratio covenant for the quarter ending September 30, 2001 and the Fixed Charge Coverage Ratio covenant for the quarters ending September 30, 2001 and December 31, 2001, and increased the requirements of both covenants for the quarter ending March 31, 2002 and thereafter; ii) significantly increased the requirement of the Consolidated Net Worth covenant for the quarter ending
December 31, 2001 and thereafter; and iii) increased the interest rate spread applicable to the Company's borrowings under the credit facility. A copy of the amendment has been filed with this report as an exhibit. In consideration for this waiver and amendment, the Company paid a fee of $1.0 million. The significantly increased Consolidated Net Worth covenant may not be met at the end of the fourth quarter. If such covenant cannot be met, the Company intends to seek a waiver from its lenders. As of August 2, 2001, the Company had $14.4 million of credit capacity under its credit facility.

4. Accounting for Derivatives - In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 was subsequently amended by SFAS 137 in June 1999 and SFAS 138 in September 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities and requires, among other things, that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company adopted this accounting standard effective for its fiscal year beginning January 1, 2001, as required. The Company utilizes interest rate swaps to hedge certain of its variable rate long-term debt. These interest rate swaps are accounted for as cash flow hedges in accordance with FAS 133, as amended. Upon initial adoption of FAS 133, the Company recorded the fair value of its interest rate swaps on the balance sheet and a corresponding unrecognized loss of $1.0 million as a cumulative effect adjustment to Comprehensive Income (Loss). Amounts expected to be transferred to earnings in the next twelve months are classified as current liabilities.

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

In the normal course of its business activities, the Company provides letters of credit to secure the performance and/or payment of obligations, including the payment of worker's compensation obligations. Additionally, the Company has issued a letter of credit as collateral for $27.6 million of Port Improvement Revenue Bonds. At June 30, 2001, outstanding letters of credit and bonds approximated $42.3 million. Also, in the normal course of its business activities, the Company provides guarantee and performance, bid, and payment bonds. Some of these financial instruments are secured by parent company guarantees. The aggregate of these financial instruments at June 30, 2001 was $21.3 million.

The Company estimates that the cost to complete capital expenditure projects in progress at June 30, 2001 approximates $8.0 million.

6. Industry Segment Information - The following tables present information about the profit or loss of each of the Company's reportable segments for the quarters and six months ended
June 30, 2001 and 2000. The information contains certain allocations of corporate expenses that the Company deems reasonable and appropriate for the evaluation of results of operations.

                                  Quarter Ended            Six Months Ended
                                     June 30,                   June 30,
                               ----------------------    -----------------------
                                  2001       2000           2001        2000
                               ----------- ----------    ----------- -----------
                                                 (in thousands)

Revenues from external
customers:
Gulf of Mexico Offshore
Construction                   $   30,595  $   25,048    $   54,327  $   41,929
Gulf of Mexico Diving               6,452       5,485        11,271       9,516
Gulf of Mexico Marine
 Support                           11,373       5,967        21,290      10,478
West Africa                         5,339       7,367        15,385      32,122
Latin America                      14,118       8,734        18,245      29,814
Asia Pacific                       37,580       9,455        50,649      12,650
Middle East                         3,466       5,514         8,789       9,497
                               ----------- ----------    ----------- -----------
                               $  108,923  $   67,570    $  179,956  $  146,006
                               =========== ==========    =========== ===========


Intersegment revenues:
Gulf of Mexico Offshore
  Construction                 $      707 $       405    $    1,187  $      458
Gulf of Mexico Diving               3,332       3,117         5,687       5,021
Gulf of Mexico Marine
  Support                           1,201       1,150         2,040       2,293
Asia Pacific                            -          61             -          79
Middle East                             -          28             -          28
                               ----------- ----------    ----------- -----------
                               $    5,240  $    4,761    $    8,914  $    7,879
                               =========== ==========    =========== ===========


Income (loss) before income
  taxes:
Gulf of Mexico Offshore
  Construction                 $     (454) $    (865)    $   (3,335) $   (5,916)
Gulf of Mexico Diving                  20       (367)        (1,050)       (804)
Gulf of Mexico Marine
  Support                           5,551        162         10,451          23
West Africa                          (436)    (2,703)         2,112        (120)
Latin America                      (1,475)    (2,942)        (3,257)       (742)
Asia Pacific                        2,020     (1,382)        (3,640)     (6,977)
Middle East                          (978)       796           (773)        192
                               ----------- ----------    ----------- -----------

                               $    4,248  $  (7,301)    $      508  $  (14,344)
                               =========== ==========    =========== ===========




The following table reconciles the reportable segments' revenues and profit or loss presented above, to the Company's consolidated totals.



                                  Quarter Ended            Six Months Ended
                                     June 30,                   June 30,
                               ----------------------    -----------------------
                                  2001       2000           2001        2000
                               ----------- ----------    ----------- -----------
                                                 (in thousands)

Revenues:
Total revenues for
reportable segments            $  114,163  $  72,331     $  188,870  $  153,885
Total revenues for other
segments                               95        452            333         756
Elimination of intersegment
revenues                           (5,240)    (4,761)        (8,914)     (7,879)
                               ----------- ----------    ----------- -----------

Total consolidated revenues    $  109,018  $  68,022     $  180,289  $  146,762
                               =========== ==========    =========== ===========

Income (Loss):
Total income (loss) for
reportable segments            $    4,248  $  (7,301)    $      508  $  (14,344)
Total income (loss) for
other segments                         (4)        (8)            60         (57)
Unallocated corporate
income (expense)                       31      2,132           (979)         40
                               ----------- ----------    ----------- -----------

Total consolidated
income (loss) before taxes     $    4,275  $  (5,177)    $     (411) $  (14,361)
                               =========== ==========    =========== ===========




7. Comprehensive Income - Following is a summary of the Company's comprehensive income (loss) for the quarters and six months ended June 30, 2001 and 2000:

                                  Quarter Ended            Six Months Ended
                                     June 30,                   June 30,
                               ----------------------    -----------------------
                                  2001       2000           2001        2000
                               ----------- ----------    ----------- -----------
                                                 (in thousands)

Net income (loss)              $    2,841  $  (5,470)    $     (230) $  (12,271)
Other comprehensive income
(loss):
Unrealized gain (loss) on
 hedging activities                   210         --           (258)         --
Cumulative effect of
 adoption of SFAS 133
 on January 1, 2001                    --         --         (1,023)         --

                               ----------- ----------    ----------- -----------

Comprehensive income (loss)    $    3,051  $  (5,470)    $   (1,511) $  (12,271)






Item 2.	Management's Discussion and Analysis of Financial Condition and
Results of Operations

General

The following discussion presents management's discussion and analysis of our financial condition and results of operations. Certain of the statements included below, including those regarding future financial performance or results or that are not historical facts, are or contain "forward-looking" information as that term is defined in the Securities Act of 1933, as amended. The words "expect," "believe," "anticipate,"
"project," "estimate," and similar expressions are intended to identify forward-looking statements. We caution readers that any such statements are not guarantees of future performance or events and such statements involve risks, uncertainties and assumptions. Factors that could cause actual results to differ from those expected include, but are not limited to, dependence on the oil and gas industry and industry conditions, general economic conditions including interest rates and inflation, competition, our ability to continue our acquisition strategy, successfully manage our growth, and obtain funds to finance growth and operations, operating risks, contract bidding risks, the use of estimates for revenue recognition, risks of international operations, risks of vessel construction such as cost overruns, changes in government regulations, and disputes with contractors, dependence on key personnel and the availability of skilled workers during periods of strong demand, the impact of regulatory and environmental laws, the ability to obtain insurance, and other factors discussed below. Operating risks include hazards such as vessel capsizing, sinking, grounding, colliding, and sustaining damage in severe weather conditions. These hazards can also cause personal injury, loss of life, and suspension of operations. The risks inherent with international operations include political, social, and economic instability, exchange rate fluctuations, currency restrictions, nullification, modification, or renegotiations of contracts, potential vessel seizure, nationalization of assets, import-export quotas, and other forms of public and governmental regulation. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual results and outcomes may differ materially from those indicated in the forward-looking statements.

The following discussion should be read in conjunction with our unaudited consolidated financial statements for the periods ended June 30, 2001 and 2000, included elsewhere in this report, and our audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report of Form 10-K for the year ended December 31, 2000.

Results of Operations

The following table sets forth, for the periods indicated, our statements of operations expressed as a percentage of revenues.

                                  Quarter Ended            Six Months Ended
                                     June 30,                   June 30,
                               ----------------------    -----------------------
                                  2001       2000           2001        2000
                               ----------- ----------    ----------- -----------

Revenues                          100.0%     100.0%         100.0%     100.0%
Cost of  Revenues	           81.2       90.5           83.6       92.1
Gross Profit                       18.8        9.5           16.4        7.9
Goodwill Amortization                .7        1.0             .8        1.0
Selling, General and
  Administrative Expenses           8.5       12.1           10.1       10.9
Operating Income (Loss)             9.6       (3.6)           5.5       (4.0)
Interest Expense                    5.1        8.1            6.0        7.3
Other Expense (Income), net         0.6       (4.1)          (0.3)      (1.5)
Income (Loss) Before Income
  Taxes                             3.9       (7.6)          (0.2)      (9.8)
Provision (Benefit) for Income
  Taxes                             1.3        0.4           (0.1)      (2.0)
Income (Loss) Before Cumulative
  Effect of Change in Accounting
  Principle                         2.6       (8.0)          (0.1)      (7.8)
Cumulative Effect of Change in
  Accounting Principle               --         --             --        0.5
                               ----------- ----------    ----------- -----------

Net Income (Loss)                   2.6%      (8.0)%         (0.1)%     (8.3)%
                               =========== ==========    =========== ===========



Quarter Ended June 30, 2001 Compared to Quarter Ended June 30, 2000

Revenues. Revenues for the quarter ended June 30, 2001 increased 60% to $109.0 million from $68.0 million for the quarter ended June 30, 2000. The increase in revenues resulted primarily from increased activity and improved pricing in certain areas including the Gulf of Mexico offshore construction, Gulf of Mexico marine support, Latin America, and Asia Pacific, partially offset by a decrease in revenues from West Africa and Middle East.

Gross Profit. For the quarter ended June 30, 2001, we had gross profit of $20.5 million compared with $6.5 million for the quarter ended June 30, 2000. The substantial increase was the result of increased activity and/or improved pricing in certain areas including the Gulf of Mexico marine support, West Africa, Latin America, and Asia Pacific. As a percentage of revenues, gross profit for the quarter ended June 30, 2001 was 19% compared to 9% for the quarter ended June 30, 2000.

Selling, General and Administrative Expenses. For the quarter ended June 30, 2001, selling, general and administrative expenses were $9.3 million as compared to $8.2 million reported during the quarter ended June 30, 2000. The increase in selling, general and administrative expenses is attributable to costs associated with the strengthening of the Company's marketing and business development areas and certain accounting fees. As a percentage of revenues, they decreased to 9% during the quarter ended June 30, 2001, compared to 12% during the quarter ended June 30, 2000. The percentage decrease was due primarily to the increase in revenues.

Depreciation and Amortization. Depreciation and amortization, including amortization of dry-docking costs, for the quarter ended June 30, 2001 was $13.5 million compared to the $11.1 million recorded in the quarter ended June 30, 2000.

Interest Expense. Interest expense increased nominally to $5.6 million (net of capitalized interest) for the quarter ended June 30, 2001, from $5.5 million for the quarter ended June 30, 2000, due to less capitalized interest this year, partially offset by lower outstanding debt levels.

Other Expense / Income. Other expenses increased by $3.4 million to $0.6 million in the quarter ended June 30, 2001 from income of $2.8 million in the prior comparable quarter. This increase is due primarily to a third party settlement gain and additional interest income on escrow funds that occurred in the second quarter of 2000 and covenant waiver fees that occurred in the second quarter of 2001.

Net Income (Loss). For the quarter ended June 30, 2001, we recorded net income of $2.8 million as compared to a net loss of $5.5 million recorded for the quarter ended June 30, 2000. Due to lower than expected earnings in certain of our foreign jurisdictions, during the quarter we raised our effective tax rate to 44% for the year from 34% for the year in the quarter ended March 31, 2001.

Segment Information. We have identified seven reportable segments as required by SFAS 131. The following discusses the results of operations for each of those reportable segments during the second quarter of 2001 and 2000.

Gulf of Mexico Offshore Construction - Increased demand for offshore construction services and resulting pricing increases in the Gulf of Mexico caused this segment's gross revenues to increase 23% to $31.3 million (including $0.7 million intersegment revenues) for the quarter ended June 30, 2001 compared to $25.5 million (including $0.4 million intersegment revenues) for the quarter ended June 30, 2000. The increases in activity and pricing improved results by $0.4 million, to a loss before taxes of $0.5 million for the quarter ended June 30, 2001 from a loss before taxes of $0.9 million for the quarter ended June 30, 2000.

Gulf of Mexico Diving - Revenues from diving related services in the Gulf of Mexico increased 14% to $9.8 million (including $3.3 million intersegment revenues) for the quarter ended June 30, 2001 from $8.6 million (including $3.1 million intersegment revenues) for the quarter ended June 30, 2000. The increase was attributable to differences in the mix of contract work. This segment reported nominal income before taxes for the quarter ended June 30, 2001 compared to loss before taxes of $0.4 million for the same period in 2000.

Gulf of Mexico Marine Support - Increased activity and pricing increased Gulf of Mexico marine support revenues 77% to $12.6 million (including $1.2 million intersegment revenues) for the quarter ended June 30, 2001, compared to $7.1 million (including $1.2 million intersegment revenues) for the quarter ended June 30, 2000. The increased pricing and utilization resulted in income before taxes of $5.6 million for the quarter ended June 30, 2001 compared to income before taxes of $0.2 million for the quarter ended June 30, 2000.

West Africa - Revenues decreased 28% to $5.3 million for the quarter ended June 30, 2001 compared to $7.4 million for the same period in 2000. The decline in revenues is due primarily to the completion of two large contracts during the quarter ended June 30, 2000, one of which had a large portion of fabrication and procurement content. Results improved by $2.3 million to a loss before taxes of $0.4 million for the quarter ended June 30, 2001 from a loss before taxes of $2.7 million for the quarter ended June 30, 2000. Earnings as a percentage of revenues increased due to differences in the mix of contract work.

Latin America - Revenues increased 62% to $14.1 million for the quarter ended June 30, 2001 compared to $8.7 million for the same period of 2000. Results improved by $1.4 million to a loss before taxes of $1.5 million for the quarter ended June 30, 2001 from a loss before taxes of $2.9 million for the same period in 2000.
The improvement in revenue and results was attributable to increased activity.

Asia Pacific - Increases in activity in the Asia Pacific region resulted in a 296% increase in revenue to $37.6 million for the quarter ended June 30, 2001 compared to $9.5 million for the quarter ended June 30, 2000. Income before taxes increased to $2.0 million for the quarter ended June 30, 2001 from a loss before taxes of $1.4 million for the quarter ended June 30, 2000.

Middle East - Revenues decreased 36% to $3.5 million for the quarter ended June 30, 2001 compared to $5.5 million for the quarter ended June 30, 2000 due to decreased activity in the region. Results declined by $1.8 million to a loss before taxes of $1.0 million for the quarter ended June 30, 2001 from income before taxes of $0.8 million for the quarter ended June 30, 2000.



Six Months Ended June 30, 2001 Compared to Six Months Ended June
30, 2000


Revenues. Revenues for the six months ended June 30, 2001 of $180.3 million were 23% higher than revenues for the six months ended June 30, 2000 of $146.8 million. The increase in revenues resulted primarily from increased activity and improved pricing in certain areas including the Gulf of Mexico offshore construction, Gulf of Mexico diving, Gulf of Mexico marine support, and Asia Pacific, partially offset by a decrease in West Africa, Latin America and Middle East.

Gross Profit. For the six months ended June 30, 2001, we had gross profit of $29.6 million compared with $11.6 million for the six months ended June 30, 2000. The increase was primarily the result of increased activity and improved pricing for our services in certain areas including the Gulf of Mexico offshore construction, Gulf of Mexico marine support, West Africa, and Asia Pacific. As a percentage of revenues, gross profit for the six months ended June 30, 2001 was 16% compared to 8% for the six months ended June 30, 2000.

Selling, General, and Administrative Expenses. For the six months ended June 30, 2001, selling, general, and administrative expenses were $18.2 million compared to $15.9 million during the six months ended June 30, 2000. The increase in selling, general and administrative expenses is attributable to costs associated with the strengthening of the Company's marketing and business development areas and certain accounting and legal fees. As a percentage of revenues, they decreased to 10% during the six months ended June 30, 2001, compared to 11% during the six months ended June 30, 2000. The percentage decrease was due primarily to the increase in revenues.

Depreciation and Amortization. Depreciation and amortization, including amortization of drydocking costs, for the six months ended June 30, 2001 was $25.3 million compared to the $24.3 million recorded in the six months ended June 30, 2000.

Interest Expense. Interest expense increased nominally to $11.0 million for the six months ended June 30, 2001, compared to $10.8 million for the six months ended June 30, 2000. The increase was principally due to less capitalized interest this year, partially offset by lower debt levels.

Other Expense/Income. Other income decreased $1.6 million to $0.6 million for the six months ended June 30, 2001 compared to $2.2 million for the same period in 2000. The decrease is attributable to a third party settlement gain and increased interest income on funds in escrow which occurred during the six months ended June 30, 2000. The decrease was partially offset by the recognition of a gain on the disposition of one vessel and certain currency exchange rate gains during the six months ended June 30, 2001.

Net Loss. For the six months ended June 30, 2001, we recorded a net loss of $0.2 million, compared to a net loss of $12.3 million for the six months ended June 30, 2000. Due to lower than expected earnings in certain of our foreign jurisdictions, the effective tax rate was raised to 44% for the year, from 34% for the year in the quarter ended March 31, 2001.

Segment Information. We have identified seven reportable segments as required by SFAS 131. The following discusses the results of operations for each of those reportable segments during the first six months of 2001 and 2000.

Gulf of Mexico Offshore Construction - During the six months ended June 30, 2001, revenues increased due to increased demand for offshore construction services in the Gulf of Mexico and resulting pricing increases. This segment's gross revenues increased 31% to $55.5 million (including $1.2 million intersegment revenues) for the six months ended June 30, 2001 compared to $42.4 million (including $0.5 million intersegment revenues) for the six months ended June 30, 2000. The loss before taxes decreased by $2.6 million to a loss before taxes of $3.3 million for the six months ended June 30, 2001 from a loss before taxes of $5.9 million for the same period in 2000.

Gulf of Mexico Diving - Revenues for the six months ended June
30, 2001 increased 17% to $17.0 million (including $5.7 million intersegment revenues) compared to $14.5 million (including $5.0 million intersegment revenues) for the same period in 2000 due to increased activity. However, due to differences in the mix of contract work and pricing pressures, this segment reported a loss before taxes for the six months ended June 30, 2001 of $1.1 million compared to a loss before taxes of $0.8 million during the six months ended June 30, 2000.

Gulf of Mexico Marine Support - Gulf of Mexico marine support continued to benefit from increased activity and pricing during the six months ended June 30, 2001. Revenues from this segment increased 82% to $23.3 million (including $2.0 million intersegment revenues) for the six months ended June 30, 2001, compared to $12.8 million (including $2.3 million intersegment revenues) for the same period in 2000. As a result of an overall increase in activity levels and improved prices, income before taxes increased to $10.5 million for the six months ended June 30, 2001 compared to nominal income for the six months ended
June 30, 2000.

West Africa - For the six months ended June 30, 2001, revenues decreased 52% to $15.4 million from $32.1 million for the six months ended June 30, 2000. The decline in revenues was due primarily to the completion of two large contracts during the six months ended June 30, 2000, one of which had a large portion of fabrication and procurement content. Income before taxes increased to $2.1 million for the six months ended June 30, 2001 from a loss of $0.1 million for the same period in 2000.
Earnings as a percentage of revenues increased due to a different mix of contract work in the six months ended June 30, 2001.

Latin America - Revenues decreased to $18.2 million in the six months ended June 30, 2001 from $29.8 million for the six months ended June 30, 2000. The decrease is attributable to the completion of two large contracts in the quarter ended March 31, 2000. The loss before taxes increased to a loss of $3.3 million for the six months ended June 30, 2001 from $0.7 million for the same period in 2000.

Asia Pacific - Asia Pacific revenues increased to $50.6 million for the six months ended June 30, 2001 from $12.8 million for the six months ended June 30, 2000. Results improved by $3.3 million to a loss before taxes of $3.6 million for the six months ended June 30, 2001 from a loss before taxes of $7.0 million for the same period in 2000. The improvement in revenues and results was attributable to increased activity and improved pricing.

Middle East - Revenues decreased $0.7 million to $8.8 million for the six months ended June 30, 2001, compared to $9.5 million for the six months ended June 30, 2000. Results declined by $1.0 million to a loss before taxes of $0.8 million for the six months ended June 30, 2001 from income before taxes of $0.2 million for the six months ended June 30, 2000.





Liquidity and Capital Resources

Our cash balance decreased by $1.0 million to $24.4 million at June 30, 2001 compared to $25.4 million at December 31, 2000.
Our operations used cash flows of $1.5 million during the six months ended June 30, 2001. Working capital increased $23.7 million during the six months ended June 30, 2001 to $61.6 million at June 30, 2001 from $37.9 million at December 31, 2000. The increase in working capital is due primarily to an increase in accounts receivable partially offset by an increase in accounts payable, both of which are congruent with our increased activity.

Capital expenditures during the six months ended June 30, 2001 aggregated $2.2 million. We estimate that the cost to complete capital expenditure projects in progress at June 30, 2001, will be approximately $8.0 million, all of which is expected to be incurred during the next twelve months.

Long-term debt outstanding at June 30, 2001 (including current maturities), includes $127.6 million of Title XI bonds, $27.6 million of Lake Charles Harbor and Terminal District bonds, $6.1 million of Heller Financial debt, and $85.5 million drawn against our term facility.

We maintain a $275.0 million credit facility, which currently consists of a $175.0 million term loan facility and a $100.0 million revolving loan facility. Both the term and revolving loan facilities mature on December 30, 2004. The term and revolving loan facilities permit both prime rate bank borrowings and London Interbank Offered Rate ("LIBOR") borrowings plus a floating spread. Giving effect to the amendment described below, the spreads can range from 0.75% to 2.00% and 2.00% to 3.25% for prime rate and LIBOR based borrowings, respectively. In addition, the credit facility allows for certain fixed rate interest options on amounts outstanding. Stock of our subsidiaries, certain real estate, and the majority of our vessels collateralize the loans under the credit facility. Both the term and revolving loan facilities are subject to certain financial covenants. Effective June 30, 2001 we amended our credit facility and obtained a waiver of two covenants that were not met at June 30, 2001. The amendment i) reduced the requirements of the Leverage Ratio covenant for the quarter ending September 30, 2001 and the Fixed Charge Coverage Ratio covenant for the quarters ending September 30, 2001 and December 31, 2001, and increased the requirements of both covenants for the quarter ending March 31, 2002 and thereafter; ii) significantly increased the requirement of the Consolidated Net Worth covenant for the quarter ending December 31, 2001 and thereafter; and iii) increased the interest rate spread applicable to the Company's borrowings under the credit facility. A copy of the amendment has been filed with this report as an exhibit. In consideration for this waiver and amendment, we paid a fee of $1.0 million.
The significantly increased Consolidated Net Worth covenant may not be met at the end of the fourth quarter. If such covenant cannot be met, we intend to seek a waiver from our lenders. As of August 2, 2001, we had $14.4 million of credit capacity under our credit facility.

Our Title XI bonds mature in 2020, 2022, and 2025. The bonds carry interest rates of 8.30%, 7.25%, and 7.71% per annum, respectively, and require aggregate semi-annual payments of $2.8 million, plus interest. The agreements pursuant to which the Title XI bonds were issued contain certain covenants, including the maintenance of minimum working capital and net worth requirements. If not met, additional covenants result that restrict our operations and our ability to pay cash dividends. At June 30, 2001, we were in compliance with these covenants.

We also have short-term credit facilities at our foreign locations that aggregate $4.5 million and are secured by letters of credit. Additionally, in the normal course of business, we provide guarantees and performance, bid, and payment bonds pursuant to agreements, or in connection with bidding to obtain such agreements, to perform construction services. Some of these guarantees are secured by parent company guarantees. The aggregate of these guarantees and bonds at June 30, 2001 was $21.3 million.

We expect funds available under the credit facilities, available cash, and cash generated from operations to be sufficient to fund the Company's operations (including the anticipated increase in working capital required), scheduled debt retirement, and planned capital expenditures for the next twelve months. In addition, as the Company has historically done, it will continue to evaluate the merits of any opportunities that may arise for acquisitions of equipment or businesses, which may require additional liquidity. For flexibility, the Company maintains a shelf registration statement that permits the issuance of up to $500 million of debt and equity securities.


Industry Outlook

We are optimistic about the future of the industry as both commodity prices and energy demand have remained strong. We are continuing to experience increased bidding activity in all of our geographic regions except for the Middle East. Our activity levels and vessel utilization have also been increasing. We have strategically positioned ourself in anticipation of this growth and return to profitability. We are anticipating continued strengthening in our domestic and foreign operating areas and we are expecting that this will result in continued profitability and revenue growth. As of July 31, 2001, the Company's backlog was approximately $168.0 million, the highest it has been in two years. Management expects most of this backlog to be performed within twelve months. We do not consider our backlog amounts to be a reliable indicator of future revenues.

New Accounting Pronouncement

On June 29, 2001, the Financial Accounting Standards Board ("FASB") concluded its voting process on Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and this statement was issued in July 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. We are required to implement SFAS No. 141 on July 1, 2001 and we do not expect this statement to have a material effect on our consolidated financial position or results of operations.

On June 29, 2001, FASB concluded its voting process of SFAS No.
142, Goodwill and Other Intangible Assets, and this statement was issued in July 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. Amortization expense of existing goodwill was approximately $0.8 million and $1.5 million for the three and six months ended
June 30, 2001. We are required to implement SFAS No. 142 on January 1, 2002 and we have not determined the impact that this statement will have on our consolidated financial position or result of operations.



Item 3.	Quantitative and Qualitative Disclosures about Market
Risk

In 2000, we entered into interest rate swap agreements, which effectively modified the interest characteristics of $30.0 million of our outstanding long-term debt. The agreements involve the exchange of a variable interest rate of LIBOR plus 3.25% for amounts based on fixed interest rates of between 7.32% to 7.38% plus 3.25%. These swaps have maturities between twelve and twenty-four months. These transactions were entered into in the normal course of business primarily to hedge rising interest rates. The estimated fair market value of the interest rate swap based on quoted market prices was ($1.3) million as of June 30, 2001. A hypothetical 100 basis point decrease in the average interest rates applicable to such debt would result in a change of approximately ($0.4) million in the fair value of this instrument. Quantitative and qualitative disclosures about market risk are in Item 7A of our 10-K for the period ended December 31, 2000.




PART II - OTHER INFORMATION


Item 1.	Legal Proceedings

In November of 1999, we notified Groupe GTM that as a result of material adverse changes and other breaches by Groupe GTM, we were no longer bound by and were terminating the Share Purchase Agreement to purchase the shares of ETPM S.A. Groupe GTM responded stating that they believed we were in breach. The Share Purchase Agreement provided for liquidated damages of $25.0 million to be paid by a party that failed to consummate the transaction under certain circumstances. We have notified Groupe GTM that we do not believe that the liquidated damages provision is applicable to our termination of the Share Purchase Agreement. On December 23, 1999, we filed suit against Groupe GTM in Tribunal de Commerce de Paris to recover damages. On June 21, 2000, Groupe GTM filed an answer and counterclaim against us seeking the liquidated damages of $25.0 million and other damages, costs and expenses of approximately $1.5 million. We believe that the outcome of these matters will not have a material adverse effect on our business or financial statements.

We are involved in various routine legal proceedings primarily involving claims for personal injury under the General Maritime Laws of the United States and Jones Act because of alleged negligence. We believe that the outcome of all such proceedings, even if determined adversely, would not have a material adverse effect on our business or financial statements.




Item 4.	Submission of Matters to a Vote of Security Holders

Our 2001 Annual Meeting of Shareholders was held on May 11, 2001. At the meeting, each of the persons listed below was elected to our Board of Directors for a term ending at the 2002 Annual Meeting of Shareholders. The number of votes cast with respect to the election of each person is set forth opposite such person's name. The persons listed below constitute the entire Board of Directors.


   Name of Director             Number of Votes Cast
------------------------------------------------------------------
                                                        Broker
                            For        Withhold        Non-Vote
                      --------------------------------------------
William J. Dore         81,045,885       202,458           0
James C. Day            80,029,227     1,219,116           0
Edward P. Djerejian     80,652,350       595,993           0
Edgar G. Hotard         80,652,050       596,293           0
Richard A. Pattarozzi   80,651,620       596,723           0
James L. Payne          81,047,140       201,203           0
Michael J. Pollock      80,653,350       594,993           0


The number of votes cast with respect to the amendment of the Global Industries, Ltd. 1998 Equity Incentive Plan was as follows:


                                                        Broker
                            For         Withhold       Non-Vote     Abstain
                         ----------------------------------------------------
1998 Equity Incentive
  Plan Amendment          59,347,469   21,341,261          0        559,613




Item 6.	Exhibits and Reports on Form 8-K


(a) Exhibits:
10.1 - Credit Agreement Amendment No. 3 dated
August 7, 2001 among Global Industries, Ltd.,
Global Offshore Mexico, S. DE R.L. DE C.V., the
Lenders and Bank One, NA, as administrative agent for the Lenders.
15.1 - Letter regarding unaudited interim financial information.

(b) Reports on Form 8-K - The Company filed one report on Form 8-K during the quarter ended June 30, 2001 which reported information under Item 9 and was dated July 27, 2001.





Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                GLOBAL INDUSTRIES, LTD.

                                By:     /s/ TIMOTHY W. MICIOTTO

                                -------------------------------
                                      Timothy W. Miciotto
                            Vice President, Chief Financial Officer
                          (Principal Financial and Accounting Officer)



August 9, 2001
14811