Form 10-Q
period 2001-09-30
GLOBAL INDUSTRIES LTD
filed 2001-11-13
CIK 895663

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                     FORM 10-Q


     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended September 30, 2001


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



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the Registrant's Common Stock outstanding, as of November 1, 2001 was 92,918,150.





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


INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Shareholders of Global Industries, Ltd.

We have reviewed the condensed consolidated financial statements of Global Industries, Ltd. and subsidiaries, as listed in the accompanying index, as of September 30, 2001 and for the quarter and nine month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

October 31, 2001
New Orleans, Louisiana








                             Global Industries, Ltd.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)
                                   (Unaudited)



                                  Quarter Ended           Nine Months Ended
                                  September 30,              September 30,
                            -------------------------  -------------------------

                                2001         2000          2001         2000
                            ------------ ------------  ------------ ------------

Revenues                    $   115,859  $    79,319   $   296,148  $   226,081

Cost of Revenues                 93,474       65,408       244,165      200,565
                            ------------ ------------  ------------ ------------

Gross Profit                     22,385       13,911        51,983       25,516

Goodwill Amortization               742          769         2,229        2,220

Selling, General and
  Administrative Expenses         8,479        7,164        26,669       23,097
                            ------------ ------------  ------------ ------------

Operating Income                 13,164        5,978        23,085          199
                            ------------ ------------  ------------ ------------
Other Expense (Income):
  Interest Expense                5,174        6,080        16,126       16,839
  Other                             268         (912)         (352)      (3,089)
                            ------------ ------------  ------------ ------------
                                  5,442        5,168        15,774       13,750
                            ============ ============  ============ ============

Income (Loss) Before
 Income Taxes                     7,722          810         7,311      (13,551)
Provision (Benefit) for
 Income Taxes                     3,398        1,518         3,217       (1,355)
                            ------------ ------------  ------------ ------------
Income (Loss) Before
 Cumulative Effect of
 Change in Accounting
 Principle                        4,324         (708)        4,094      (12,196)

Cumulative Effect of
 Change in Accounting
 Principle
 (net of $0.4 million
 of tax)                             --           --            --          783
                            ------------ ------------  ------------ ------------
Net Income (Loss)           $     4,324  $      (708)  $     4,094  $  	(12,979)
                            ============ ============  ============ ============

Weighted Average Common
 Shares Outstanding:
   Basic                     92,876,000   91,907,000    92,661,000   92,135,000
   Diluted                   94,024,000   91,907,000    93,809,000   92,135,000

Net Income (Loss) Per
 Share Before Cumulative
 Effect:
   Basic                    $      0.05  $     (0.01)  $      0.04  $     (0.13)
   Diluted                  $      0.05  $     (0.01)  $      0.04  $     (0.13)

Net Income (Loss) Per
 Share:
   Basic                    $      0.05  $     (0.01)  $      0.04  $     (0.14)
   Diluted                  $      0.05  $     (0.01)  $      0.04  $     (0.14)



                               See Notes to Consolidated Financial Statements.







                             Global Industries, Ltd.
                           CONSOLIDATED BALANCE SHEETS
                              (Dollars in thousands)
                                   (Unaudited)



                                             September 30,      December  31,
                                                 2001               2000
                                            ---------------    ---------------
ASSETS
Current Assets
  Cash                                       $      16,220      $      25,462
  Escrowed funds                                        77                846
  Receivables - net of allowance of
   $2,594 and $9,500, respectively                 147,725             97,858
  Other receivables                                     --              3,989
  Prepaid expenses and other                        20,650             12,792
  Assets held for sale                               2,795              2,795
                                            ---------------    ---------------
    Total current assets                           187,467            143,742
                                            ---------------    ---------------
Escrowed Funds                                          15                 38
                                            ---------------    ---------------
Property and Equipment, net                        506,017            525,001
                                            ---------------    ---------------
Other Assets:
  Deferred charges, net                             25,548             19,304
  Goodwill, net                                     38,875             41,104
  Other                                                416                998
                                            ---------------    ---------------
   Total other assets                               64,839             61,406
                                            ---------------    ---------------
     Total                                   $     758,338      $     730,187
                                            ===============    ===============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt       $      26,478      $      26,674
  Accounts payable                                  59,792             46,439
  Employee-related liabilities                       6,439              7,246
  Income taxes payable                               8,833              3,748
  Accrued interest                                   1,613              5,451
  Other accrued liabilities                         12,547             16,235
                                            ---------------    ---------------
    Total current liabilities                      115,702            105,793
                                            ---------------    ---------------

Long-Term Debt                                     223,178            209,953
                                            ---------------    ---------------
Deferred Income Taxes                               24,738             27,417
                                            ---------------    ---------------
Other Liabilities                                    1,095                 --
                                            ---------------    ---------------


Shareholders' Equity:
Common stock issued 94,380,680 and
  93,698,757 shares,respectively                       944                937
Additional paid-in capital                         225,726            221,634
Treasury stock at cost (1,429,500 shares)          (15,012)           (15,012)
Accumulated other comprehensive loss               (10,562)            (8,970)
Retained earnings	                           192,529            188,435
                                            ---------------    ---------------
  Total shareholders' equity                       393,625            387,024
                                            ---------------    ---------------
     Total                                   $     758,338      $     730,187
                                            ===============    ===============




                                 See Notes to Consolidated Financial Statements.






                                   Global Industries, Ltd.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (In thousands)
                                         (Unaudited)


                                                    Nine Months Ended Sept. 30,
                                                   -----------------------------
                                                        2001            2000
                                                   -------------   -------------
Cash Flows From Operating Activities:
Net income (loss)                                   $     4,094     $   (12,979)
Adjustments to reconcile net income
 (loss) to net cash used in operating activities:
  Depreciation and amortization                          39,113          35,249
  Gain on sale, disposal or impairment
   of property and equipment                               (918)           (143)
  Provision for (recovery of) doubtful accounts          (4,321)            137
  Deferred income taxes                                  (2,679)         (2,067)
  Cumulative effect of change in accounting
   principle                                                 --             783
  Other                                                     729            (191)
  Changes in operating assets and liabilities
   Receivables                                          (41,557)        (17,275)
   Prepaid expenses and other                            (7,858)         (3,081)
   Accounts payable and accrued liabilities	         10,171          (4,018)
                                                   -------------   -------------
    Net cash used in operating activities                (3,226)         (3,585)
                                                   -------------   -------------


Cash Flows From Investing Activities:
Proceeds from sale of assets                              2,000             682
Additions to property and equipment                      (7,792)        (18,789)
Escrowed funds, net	                                    792         (23,183)
Additions to deferred charges                           (17,187)        (10,650)
                                                   -------------   -------------
    Net cash used in investing activities               (22,187)        (51,940)
                                                   -------------   -------------

Cash Flows From Financing Activities:
Proceeds from sale of common stock, net                   3,140           2,877
Proceeds from long-term debt                             89,700         160,703
Repayment of long-term debt                             (76,669)       (121,283)
                                                   -------------   -------------
   Net cash provided by financing activities             16,171          42,297
                                                   -------------   -------------

Cash:
Decrease                                                 (9,242)        (13,228)
Beginning of period                                      25,462          34,087
                                                   -------------   -------------
End of period                                       $    16,220     $    20,859
                                                   =============   =============



                          See Notes to Consolidated Financial Statements








                          Global Industries, Ltd.
           Notes to Consolidated Financial Statements (Unaudited)


1. Basis of Presentation - The accompanying unaudited consolidated financial statements include the accounts of Global Industries, Ltd. and its wholly owned subsidiaries(the "Company").

In the opinion of management of the Company, all adjustments (such adjustments consisting only of a normal recurring nature) necessary for a fair presentation of the operating results for the interim periods presented have been included in the unaudited consolidated financial statements.
Operating results for the period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Independent public accountants as stated in their report included herein, have reviewed the financial statements required by Rule 10-01 of Regulation S-X.

Certain reclassifications have been made to the prior period financial statements in order to conform with the classifications adopted for reporting in fiscal year 2001.

2. New Accounting Standards - On June 29, 2001, the Financial Accounting Standards Board ("FASB") concluded its voting process on Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and this statement was issued in July 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company adopted this accounting standard effective July 1, 2001, as required.

On June 29, 2001, FASB concluded its voting process of SFAS No. 142, Goodwill and Other Intangible Assets, and this statement was issued in July 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. Amortization expense of existing goodwill was approximately $0.7 million and $2.2 million for the three and nine months ended September 30, 2001. The Company is required to implement SFAS No. 142 on January 1, 2002 and it has not determined the impact that this statement will have on its consolidated financial position or results of operations.

SFAS No. 143, Accounting for Asset Retirement Obligations, requires the recording of liabilities for all legal obligations associated with the retirement of long-lived assets that result from the normal operation of those assets. These liabilities are required to be recorded at their fair values (which are likely to be the present values of the estimated future cash flows) in the period in which they are incurred. SFAS 143 requires the associated asset retirement costs to be capitalized as part of the carrying amount of the long-lived asset. The asset retirement obligation will be accreted each year through a charge to expense. The amounts added to the carrying amounts of the assets will be depreciated over the useful lives of the assets. The Company is required to implement SFAS No. 143 on January 1, 2003, and it has not determined the impact that this statement will have on its consolidated financial position or results of operations.

SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, promulgates standards for measuring and recording impairments of long-lived assets. Additionally, this standard establishes requirements for classifying an asset as held for sale, and changes existing accounting and reporting standards for discontinued operations and exchanges for long-lived assets. The Company is required to implement SFAS No. 144 on January 1, 2002, and it does not expect the implementation of this standard to have a material effect on the Company's financial position or results of operations.


3. Financing Arrangements - The Company maintains a $275.0
million credit facility, which currently consists of a $175.0 million term loan facility and a $100.0 million revolving loan facility. As of October 31, 2001, the Company had $9.0 million of credit capacity under its credit facility. Both the term and revolving loan facilities mature on December 30, 2004. The term and revolving loan facilities permit both prime rate bank borrowings and London Interbank Offered Rate
("LIBOR") borrowings plus a floating spread. The spreads can range from 1.00% to 2.25% and 2.25% to 3.50% for prime rate and LIBOR based borrowings, respectively. In addition, the credit facility allows for certain fixed rate interest options on amounts outstanding. Stock of the Company's subsidiaries, certain real estate, and the majority of the Company's vessels collateralize the loans under the credit facility. Both the term and revolving loan facilities are subject to certain financial covenants. Effective June 30, 2001, the Company amended its credit facility and obtained a waiver of two covenants that were not met at June 30, 2001.
The amendment i) reduced the requirements of the Leverage
Ratio covenant for the quarter ending September 30, 2001 and the Fixed Charge Coverage Ratio covenant for the quarters ending September 30, 2001 and December 31, 2001, and increased the requirements of both covenants for the quarter ending March 31, 2002 and thereafter; ii) significantly increased the requirement of the Consolidated Net Worth covenant for the quarter ending December 31, 2001 and thereafter; and iii) increased the interest rate spread applicable to the Company's borrowings under the credit facility. In consideration for this waiver and amendment, the Company paid a fee of $0.8 million. At September 30, 2001, the Company was in compliance with its credit facility.
Based upon the Company's current expectations of its operations, the significantly increased Consolidated Net
Worth covenant will not be met at the end of the fourth quarter of 2001 and the Leverage Ratio covenant may not be met at the end of the first quarter of 2002. The Company is currently in negotiations with its lenders regarding this matter and expects to either amend its existing agreement or obtain the necessary waiver, although there can be no assurance that a waiver or amendment will be granted. If the foregoing is not obtained, substantially all of the Company's debt will be classified as a current liability at December 31, 2001 and additional borrowing under the credit facility may become unavailable.

4. Accounting for Derivatives - In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 was subsequently amended by SFAS 137 in June 1999 and SFAS 138 in September 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities and requires, among other things, that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company adopted this accounting standard effective for its fiscal year beginning January 1, 2001, as required. The Company utilizes interest rate swaps to hedge certain of its variable rate long-term debt. These interest rate swaps are accounted for as cash flow hedges in accordance with SFAS 133, as amended. Upon initial adoption of SFAS 133, the Company recorded the fair value of its interest rate swaps on the balance sheet and a corresponding unrecognized loss of $1.0 million as a cumulative effect adjustment to Comprehensive Income (Loss). Amounts expected to be transferred to earnings in the next twelve months are classified as current liabilities.

5. Commitments and Contingencies - The Company is a party to legal proceedings and potential claims arising in the ordinary course of business. Management does not believe these matters will materially effect the Company's consolidated financial statements.

In November of 1999, the Company notified Groupe GTM that as a result of material adverse changes and other breaches by Groupe GTM, the Company was no longer bound by and was terminating the Share Purchase Agreement to purchase the shares of ETPM S.A. Groupe GTM responded stating that they believed the Company was in breach. The Share Purchase Agreement provided for liquidated damages of $25.0 million to be paid by a party that failed to consummate the transaction under certain circumstances. The Company notified Groupe GTM that it does not believe that the liquidated damages provision is applicable to its termination of the Share Purchase Agreement. On December 23, 1999, Global filed suit against Groupe GTM in Tribunal de Commerce de Paris to recover damages. On June 21, 2000, Groupe GTM filed an answer and counterclaim against Global seeking the liquidated damages of $25.0 million and other damages, costs and expenses of approximately $1.5 million. The Company believes that the outcome of these matters will not have a material adverse effect on its business or financial statements.

In the normal course of its business activities, the Company provides letters of credit to secure the performance and/or payment of obligations, including the payment of worker's compensation obligations. Additionally, the Company has issued a letter of credit as collateral for $27.6 million of Port Improvement Revenue Bonds. At September 30, 2001, outstanding letters of credit and bonds approximated $40.9 million. Also, in the normal course of its business activities, the Company provides guarantee and performance, bid, and payment bonds. Some of these financial instruments are secured by parent company guarantees. The aggregate of these financial instruments at September 30, 2001 was $18.8 million.

The Company estimates that the cost to complete capital expenditure projects in progress at September 30, 2001 approximates $5.2 million.

6. Industry Segment Information - The following tables present information about the profit or loss of each of the Company's reportable segments for the quarters and nine months ended September 30, 2001 and 2000. The information contains certain allocations of corporate expenses that the Company deems reasonable and appropriate for the evaluation of results of operations.

                                      Quarter Ended        Nine Months Ended
                                      September 30,          September 30,
                                ----------------------- -----------------------
                                    2001       2000         2001      2000
                                ----------- ----------- ----------- -----------
                                                 (in thousands)

Revenues from external
 customers:
  Gulf of Mexico Offshore
   Construction                  $  28,983   $  45,627   $  83,310   $  87,556
  Gulf of Mexico Diving              9,863       5,239      21,134      14,755
  Gulf of Mexico Marine Support     11,119       6,717      32,409      17,196
  West Africa                        6,586         767      21,971      32,889
  Latin America                     27,278      12,017      45,523      41,831
  Asia Pacific                      31,307       8,471      81,956      21,121
  Middle East                          677         224       9,466       9,721
                                ----------- ----------- ----------- -----------
                                 $ 115,813   $  79,062   $ 295,769   $ 225,069
                                =========== =========== =========== ===========

Intersegment revenues:
  Gulf of Mexico Offshore
   Construction                  $   1,417   $      93   $   2,604   $     551
  Gulf of Mexico Diving              5,074       6,677      10,761      11,698
  Gulf of Mexico Marine Support        907       1,271       2,947       3,564
                                ----------- ----------- ----------- -----------
                                 $   7,398   $   8,041   $  16,312   $  15,813
                                =========== =========== =========== ===========

Income (loss) before income
 taxes:
  Gulf of Mexico Offshore
   Construction                  $  (3,232)  $   5,493   $  (6,567)  $    (423)
  Gulf of Mexico Diving              2,954       2,221       1,904       1,417
  Gulf of Mexico Marine Support      4,529       1,686      14,980       1,709
  West Africa                          117      (2,464)      2,229      (2,584)
  Latin America                      4,484      (3,671)      1,227      (4,413)
  Asia Pacific                        (768)        (58)     (4,408)     (7,035)
  Middle East                       (1,031)     (2,347)     (1,804)     (2,155)
                                ----------- ----------- ----------- -----------
                                 $   7,053   $     860   $   7,561   $ (13,484)
                                =========== =========== =========== ===========




The following table reconciles the reportable segments'revenues and profit or loss presented above, to the Company's consolidated totals.



                                      Quarter Ended        Nine Months Ended
                                      September 30,          September 30,
                                ----------------------- -----------------------
                                    2001       2000         2001      2000
                                ----------- ----------- ----------- -----------
                                                 (in thousands)

Revenues:
  Total revenues for reportable
   segments                      $ 123,211   $  87,103   $ 312,081   $ 240,882
  Total revenues for other
   segments                             46         257         379       1,012
  Elimination of intersegment
   revenues                         (7,398)     (8,041)    (16,312)    (15,813)
                                ----------- ----------- ----------- -----------
   Total consolidated revenues   $ 115,859   $  79,319   $ 296,148   $ 226,081
                                =========== =========== =========== ===========

Income (Loss):
  Total income (loss) for
   reportable segments           $   7,053   $     860   $   7,561   $ (13,484)
  Total income (loss) for
   other segments                        8          24          68         (33)
  Unallocated corporate
   income (expense)                    661         (74)       (318)        (34)
                                ----------- ----------- ----------- -----------
  Total consolidated income
   (loss) before taxes           $   7,722   $     810   $   7,311   $ (13,551)
                                =========== =========== =========== ===========



7. Comprehensive Income - Following is a summary of the Company's comprehensive income (loss) for the quarters and nine months ended September 30, 2001 and 2000:

                                      Quarter Ended        Nine Months Ended
                                      September 30,          September 30,
                                ----------------------- -----------------------
                                    2001       2000         2001      2000
                                ----------- ----------- ----------- -----------
                                                 (in thousands)

Net income (loss)                $   4,324   $    (708)  $   4,094   $ (12,979)
Other comprehensive income
 (loss):
  Unrealized gain (loss) on
   hedging activities                 (311)         --        (569)         --
  Cumulative effect of
   adoption of SFAS 133
   on January 1, 2001                   --          --      (1,023)         --
                                ----------- ----------- ----------- -----------
Comprehensive income (loss)      $   4,013   $    (708)  $   2,502   $ (12,979)
                                =========== =========== =========== ===========







Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion presents management's discussion and analysis of our financial condition and results of operations. Certain of the statements included below, including those regarding future financial performance or results or that are not historical facts, are or contain "forward-looking" information as that term is defined in the Securities Act of 1933, as amended. The words "expect," "believe," "anticipate,"
"project," "estimate," and similar expressions are intended to identify forward-looking statements. We caution readers that any such statements are not guarantees of future performance or events and such statements involve risks, uncertainties and assumptions. Factors that could cause actual results to differ from those expected include, but are not limited to, dependence on the oil and gas industry and industry conditions, general economic conditions including interest rates and inflation, competition, our ability to continue our acquisition strategy, successfully manage our growth, and obtain funds to finance growth and operations, operating risks, contract bidding risks, the use of estimates for revenue recognition, risks of international operations, risks of vessel construction such as cost overruns, changes in government regulations, disputes with contractors, dependence on key personnel and the availability of skilled workers during periods of strong demand, the impact of regulatory and environmental laws, the ability to obtain insurance, and other factors discussed below. Operating risks include hazards such as vessel capsizing, sinking, grounding, colliding, and sustaining damage in severe weather conditions. These hazards can also cause personal injury, loss of life, and suspension of operations. The risks inherent with international operations include political, social, and economic instability, exchange rate fluctuations, currency restrictions, nullification, modification, or renegotiations of contracts, potential vessel seizure, nationalization of assets, import-export quotas, and other forms of public and governmental regulation. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual results and outcomes may differ materially from those indicated in the forward-looking statements.

The following discussion should be read in conjunction with our unaudited consolidated financial statements for the periods ended September 30, 2001 and 2000, included elsewhere in this report, and our audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report of Form 10-K for the year ended December 31, 2000.




Results of Operations

The following table sets forth, for the periods indicated, our statements of operations expressed as a percentage of revenues.


                                      Quarter Ended        Nine Months Ended
                                      September 30,          September 30,
                                ----------------------- -----------------------
                                    2001       2000         2001      2000
                                ----------- ----------- ----------- -----------

Revenues                           100.0%      100.0%      100.0%      100.0%
Cost of Revenues	            80.7        82.5        82.4        88.7
                                ----------- ----------- ----------- -----------
Gross Profit                        19.3        17.5        17.6        11.3
Goodwill Amortization                0.7         1.0         0.8         1.0
Selling, General and
  Administrative Expenses            7.3         9.0         9.0        10.2
                                ----------- ----------- ----------- -----------
Operating Income                    11.3         7.5         7.8         0.1
Interest Expense                     4.5         7.7         5.4         7.4
Other Expense (Income), net          0.2        (1.1)       (0.1)       (1.4)
                                ----------- ----------- ----------- -----------
Income (Loss) Before Income
  Taxes                              6.6         0.9         2.5        (5.9)
Provision (Benefit) for Income
  Taxes                              2.9         1.9         1.1        (0.6)
                                ----------- ----------- ----------- -----------
Income (Loss) Before Cumulative
  Effect of Change in Accounting
  Principle                          3.7        (1.0)        1.4        (5.3)
Cumulative Effect of Change in
  Accounting Principle                --          --          --         0.3
                                ----------- ----------- ----------- -----------
Net Income (Loss)                    3.7%       (1.0)%       1.4%       (5.6)%
                                =========== =========== =========== ===========





Quarter Ended September 30, 2001 Compared to Quarter Ended September 30, 2000

Revenues. Revenues for the quarter ended September 30, 2001 increased 46% to $115.9 million from $79.3 million for the quarter ended September 30, 2000. The increase in revenues was primarily attributable to increased activity and improved pricing in certain areas including Gulf of Mexico diving, Gulf of Mexico marine support, West Africa, Latin America, and Asia Pacific, partially offset by decreased activity in Gulf of Mexico offshore construction.

Gross Profit. For the quarter ended September 30, 2001, we had gross profit of $22.4 million compared with $13.9 million for the quarter ended September 30, 2000. The substantial increase was the result of increased activity and/or improved pricing in certain areas including Gulf of Mexico marine support, West Africa, and Latin America. As a percentage of revenues, gross profit for the quarter ended September 30, 2001 was 19% compared to 18% for the quarter ended September 30, 2000.

Selling, General and Administrative Expenses. For the quarter ended September 30, 2001, selling, general and administrative expenses were $8.5 million as compared to $7.2 million reported during the quarter ended September 30, 2000. The increase in selling, general and administrative expenses is attributable to costs associated with strengthening the Company's marketing and business development areas and certain accounting fees. As a percentage of revenues, they decreased to 7% during the quarter ended September 30, 2001, compared to 9% during the quarter ended September 30, 2000. The percentage decrease was due to the increase in revenues.

Depreciation and Amortization. Depreciation and amortization, including amortization of dry-docking costs, for the quarter ended September 30, 2001 was $13.8 million compared to the $10.9 million recorded in the quarter ended September 30, 2000. Due to the increased activity, units of production depreciation expense increased correspondingly, resulting in an increase in overall depreciation expense for the quarter ended September 30, 2001.

Interest Expense. Interest expense decreased to $5.2 million for the quarter ended September 30, 2001, from $6.1 million for the quarter ended September 30, 2000, due to lower outstanding debt levels and lower interest rates, partially offset by capitalized interest amounts in the same period last year.

Other Expense / Income. Other income decreased by $1.2 million to an expense of $0.3 million for the quarter ended September 30, 2001 from income of $0.9 million for the quarter ended September 30, 2000. This decrease is due primarily to interest income on escrow funds that occurred in the third quarter of 2000 and the amortization of certain debt related fees that occurred in the second quarter of 2001.

Net Income (Loss). For the quarter ended September 30, 2001, we recorded net income of $4.3 million as compared to a net loss of $0.7 million recorded for the quarter ended September 30, 2000. The increase is due to the increase in gross profit. The effective tax rate was 44% for the quarter ended September 30, 2001.

Segment Information. We have identified seven reportable segments as required by SFAS 131. The following discusses the results of operations for each of those reportable segments during the third quarter of 2001 and 2000.

Gulf of Mexico Offshore Construction - Revenues for offshore construction services in the Gulf of Mexico decreased 33% to $30.4 million (including $1.4 million intersegment revenues) for the quarter ended September 30, 2001 from $45.7 million (including $0.1 million intersegment revenues) for the quarter ended September 30, 2000. The decrease was attributable to decreased activity and inclement weather delays. The activity decline and weather delays resulted in a loss before taxes of $3.2 million for the quarter ended September 30, 2001 as compared to income before taxes of $5.5 million for the quarter ended September 30, 2000.

Gulf of Mexico Diving - Revenues from diving related services in the Gulf of Mexico increased 25% to $14.9 million (including $5.1 million intersegment revenues) for the quarter ended September 30, 2001 from $11.9 million (including $6.7 million intersegment revenues) for the quarter ended September 30, 2000. The increase was attributable to increased activity and mix of contract work. This segment reported income before taxes of $3.0 million for the quarter ended September 30, 2001 compared to income before taxes of $2.2 million for the same period in 2000.

Gulf of Mexico Marine Support - Increased activity and pricing increased Gulf of Mexico marine support revenues 51% to $12.0 million (including $0.9 million intersegment revenues) for the quarter ended September 30, 2001, compared to $8.0 million (including $1.3 million intersegment revenues) for the quarter ended September 30, 2000. The increased pricing and utilization resulted in income before taxes of $4.5 million for the quarter ended September 30, 2001 compared to income before taxes of $1.7 million for the quarter ended September 30, 2000.

West Africa - Revenues increased to $6.6 million for the quarter ended September 30, 2001 compared to $0.8 million for the same period in 2000 due to increased activity. Income before taxes increased to $0.1 million for the quarter ended September 30, 2001 from a loss before taxes of $2.5 million for the same period in 2000.

Latin America - Revenues increased 127% to $27.3 million for the quarter ended September 30, 2001 compared to $12.0 million for the same period of 2000. This segment reported income before taxes of $4.5 million for the quarter ended September 30, 2001 compared to a loss before taxes of $3.7 million for the quarter ended September 30, 2000. The improvement in revenues and results was attributable to increased activity.

Asia Pacific - Increases in activity in the Asia Pacific region resulted in an increase in revenues of 268%, to $31.3 million for the quarter ended September 30, 2001 compared to $8.5 million for the quarter ended September 30, 2000. Due to lower margins on certain offshore construction contracts, this segment, however, reported a loss before taxes of $0.8 million for the quarter ended September 30, 2001 compared to a loss before taxes of $0.1 million for the quarter ended September 30, 2000.

Middle East - Revenues increased nominally to $0.7 million for the quarter ended September 30, 2001 compared to $0.2 million for the quarter ended September 30, 2000. Results improved by $1.3 million to a loss before taxes of $1.0 million for the quarter ended September 30, 2001 from a loss before taxes of $2.3 million for the quarter ended September 30, 2000.




Nine Months Ended September 30, 2001 Compared to Nine Months
Ended September 30, 2000

Revenues. Revenues for the nine months ended September 30, 2001 of $296.1 million were 31% higher than revenues for the nine months ended September 30, 2000 of $226.1 million. The increase in revenues resulted primarily from increased activity and / or improved pricing in certain areas including Gulf of Mexico diving, Gulf of Mexico marine support, Latin America and Asia Pacific, partially offset by decreased activity in West Africa and Gulf of Mexico offshore construction.

Gross Profit. For the nine months ended September 30, 2001, we had gross profit of $52.0 million compared with $25.5 million for the nine months ended September 30, 2000. The increase was primarily the result of increased activity and / or improved pricing for our services in certain areas including Gulf of Mexico diving, Gulf of Mexico marine support, West Africa, Latin America and Asia Pacific. As a percentage of revenues, gross profit for the nine months ended September 30, 2001 was 18% compared to 11% for the nine months ended September 30, 2000.

Selling, General, and Administrative Expenses. For the nine months ended September 30, 2001, selling, general, and administrative expenses were $26.7 million compared to $23.1 million during the nine months ended September 30, 2000. The increase in selling, general and administrative expenses is attributable to costs associated with strengthening the Company's marketing and business development areas and certain accounting and legal fees. As a percentage of revenues, selling, general, and administrative expenses decreased to 9% for the nine months ended September 30, 2001, compared to 10% during the nine months ended September 30, 2000. The percentage decrease was due to the increase in revenues.

Depreciation and Amortization. Depreciation and amortization, including amortization of dry-docking costs, for the nine months ended September 30, 2001 was $39.1 million compared to the $35.2 million recorded in the nine months ended September 30, 2000. Due to the increased activity, units of production depreciation expense increased correspondingly, resulting in an overall increase in depreciation expense for the nine months ended September 30, 2001.

Interest Expense. Interest expense decreased $0.7 million to $16.1 million for the nine months ended September 30, 2001, compared to $16.8 million for the nine months ended September 30, 2000. The decrease was principally due to lower debt levels, partially offset by capitalized interest amounts in same period last year.

Other Income. Other income decreased $2.7 million to $0.4 million for the nine months ended September 30, 2001 compared to $3.1 million for the same period in 2000. The difference is attributable to a third party settlement gain and increased interest income on funds in escrow which occurred during the nine months ended September 30, 2000 and debt covenant waiver and amendment fees during the nine months ended September 30, 2001. The decrease was partially offset by the recognition of a gain on the disposition of one vessel.

Net Income (Loss). For the nine months ended September 30, 2001, we recorded net income of $4.1 million, compared to a net loss of $12.9 million for the nine months ended September 30, 2000. Due to lower than expected earnings in certain of our foreign jurisdictions, the effective tax rate was raised to 44% for the year.

Segment Information. We have identified seven reportable segments as required by SFAS 131. The following discusses the results of operations for each of those reportable segments during the first nine months of 2001 and 2000.

Gulf of Mexico Offshore Construction - During the nine months ended September 30, 2001, revenues decreased due to decreased activity. This segment's gross revenues decreased 2% to $86.0 million (including $2.6 million intersegment revenues) for the nine months ended September 30, 2001 compared to $88.1 million (including $0.6 million intersegment revenues) for the nine months ended September 30, 2000. Activity decreases, certain inclement weather delays, and reduced pricing resulted in a loss before taxes of $6.6 million for the nine months ended
September 30, 2001, compared to a loss before taxes of $0.4 million for the same period in 2000.

Gulf of Mexico Diving - Revenues from diving related services in the Gulf of Mexico increased 20% to $31.9 million (including $10.8 million intersegment revenues) compared to $26.5 million (including $11.7 million intersegment revenues) for the same period in 2000 due to increased activity. The increased activity resulted in income before taxes of $1.9 million for the quarter ended September 30, 2001 compared to $1.4 million for the quarter ended September 30, 2000.

Gulf of Mexico Marine Support - Gulf of Mexico marine support continued to benefit from increased activity and pricing during the nine months ended September 30, 2001. Revenues from this segment increased 70% to $35.4 million (including $2.9 million intersegment revenues) for the nine months ended September 30, 2001, compared to $20.8 million (including $3.6 million intersegment revenues) for the same period in 2000. As a result of an overall increase in activity levels and improved prices, income before taxes increased to $15.0 million for the nine months ended September 30, 2001 compared to $1.7 million for the nine months ended September 30, 2000.

West Africa - For the nine months ended September 30, 2001, revenues decreased 33% to $22.0 million from $32.9 million for the nine months ended September 30, 2000. The decline in revenues was due primarily to the completion of two large contracts during the nine months ended September 30, 2000, one of which had a large portion of fabrication and procurement content. Income before taxes increased to $2.2 million for the nine months ended September 30, 2001 from a loss of $2.6 million for the same period in 2000. Earnings increased despite the decline in revenues due to changes in the mix of contract work.

Latin America - Revenues increased 9% to $45.5 million in the nine months ended September 30, 2001 from $41.8 million for the nine months ended September 30, 2000. The increase was attributable to increased activity in the segment. Income before taxes increased to $1.2 million for the nine months ended September 30, 2001 from a loss before taxes of $4.4 million for the same period in 2000.

Asia Pacific - Asia Pacific revenues increased 289% to $82.0 million for the nine months ended September 30, 2001 from $21.1 million for the nine months ended September 30, 2000. The significant improvement in revenues was the result of increased activity in the region. Results improved by $2.6 million to a loss before taxes of $4.4 million for the nine months ended September 30, 2001 from a loss before taxes of $7.0 million for the same period in 2000.

Middle East - Revenues decreased $0.2 million to $9.5 million for the nine months ended September 30, 2001, compared to $9.7 million for the nine months ended September 30, 2000. Results improved by $0.4 million to a loss before taxes of $1.8 million for the nine months ended September 30, 2001 from a loss before taxes of $2.2 million for the nine months ended September 30, 2000.



Liquidity and Capital Resources

Our cash balance decreased by $9.2 million to $16.2 million at September 30, 2001 compared to $25.4 million at December 31, 2000. Our operations used cash of $3.2 million during the nine months ended September 30, 2001. Working capital increased $33.8 million during the nine months ended September 30, 2001 to $71.8 million at September 30, 2001 from $37.9 million at December 31, 2000. The increase in working capital is due primarily to an increase in accounts receivable partially offset by an increase in accounts payable, both of which reflect our increasing activity.

Capital expenditures during the nine months ended September 30, 2001 aggregated $7.8 million. We estimate that the cost to complete capital expenditure projects in progress at September 30, 2001, will be approximately $5.2 million, all of which is expected to be incurred during the next twelve months.

Long-term debt outstanding at September 30, 2001 (including current maturities), includes $124.8 million of Title XI bonds, $27.6 million of Lake Charles Harbor and Terminal District bonds, $5.2 million of Heller Financial debt, and $91.0 million drawn against our credit facility.

We maintain a $275.0 million credit facility, which currently consists of a $175.0 million term loan facility and a $100.0 million revolving loan facility. As of October 31, 2001, we had $9.0 million of credit capacity under our credit facility. Both the term and revolving loan facilities mature on December 30, 2004. The term and revolving loan facilities permit both prime rate bank borrowings and London Interbank Offered Rate
("LIBOR") borrowings plus a floating spread. The spreads can range from 1.00% to 2.25% and 2.25% to 3.50% for prime rate and LIBOR based borrowings, respectively. In addition, the credit facility allows for certain fixed rate interest options on amounts outstanding. Stock of the Company's subsidiaries, certain real estate, and the majority of the Company's vessels collateralize the loans under the credit facility. Both the term and revolving loan facilities are subject to certain financial covenants. Effective June 30, 2001, we amended our credit facility and obtained a waiver of two covenants that were not met at June 30, 2001. The amendment i) reduced the requirements of the Leverage Ratio covenant for the quarter ending September 30, 2001 and the Fixed Charge Coverage Ratio covenant for the quarters ending September 30, 2001 and December 31, 2001, and increased the requirements of both covenants for the quarter ending March 31, 2002 and thereafter; ii) significantly increased the requirement of the Consolidated Net Worth covenant for the quarter ending December 31, 2001 and thereafter; and iii) increased the interest rate spread applicable to the Company's borrowings under the credit facility. In consideration for this waiver and amendment, the Company paid a fee of $0.8 million. At September 30, 2001 we were in compliance with our credit facility. Based upon our current expectations of our operations, the significantly increased Consolidated Net Worth covenant will not be met at the end of the fourth quarter of 2001 and the Leverage Ratio covenant may not be met at the end of the first quarter of 2002. We are currently in negotiations with our lenders regarding this matter and expect to either amend our existing agreement or obtain the necessary waiver, although there can be no assurance that a waiver or amendment will be granted.
If the foregoing is not obtained, substantially all of our debt will be classified as a current liability at December 31, 2001 and additional borrowing under the credit facility may be unavailable.

Our Title XI bonds mature in 2020, 2022, and 2025. The bonds carry interest rates of 8.30%, 7.25%, and 7.71% per annum, respectively, and require aggregate semi-annual payments of $2.8 million, plus interest. The agreements pursuant to which the Title XI bonds were issued contain certain covenants, including the maintenance of minimum working capital and net worth requirements. If not met, additional covenants result that restrict our operations and our ability to pay cash dividends. At September 30, 2001, we were in compliance with these covenants.

We also have short-term credit facilities at our foreign locations that aggregate $4.5 million and are secured by letters of credit. Additionally, in the normal course of business, we provide guarantees and performance, bid, and payment bonds pursuant to agreements, or in connection with bidding to obtain such agreements, to perform construction services. Some of these guarantees are secured by parent company guarantees. The aggregate of these guarantees and bonds at September 30, 2001 was $18.8 million.

We expect funds available under the credit facilities, available cash, and cash generated from operations to be sufficient to fund the Company's operations (including the anticipated increase in working capital required to fund increasing activity), scheduled debt retirement, and planned capital expenditures for the next twelve months. In addition, as the Company has historically done, it will continue to evaluate the merits of any opportunities that may arise for acquisitions of equipment or businesses, which may require additional liquidity. For flexibility, the Company maintains a shelf registration statement that permits the issuance of up to $500 million of debt and equity securities.



Industry Outlook

The events of September 11, 2001, have caused demand for energy to decrease and oil and gas prices to become more volatile.
These trends could have an adverse effect on our future prospects. In light of these adversities we are continuing to actively monitor our business and make the appropriate business changes when deemed necessary. We have, however, been experiencing an increase in bid activity in all of our geographic regions except for Latin America and our activity levels have also been increasing. We have strategically positioned ourselves in anticipation of this growth. We are anticipating continued strengthening in our domestic and foreign operating areas and we are expecting that this will result in continued revenue growth. As of September 30, 2001, our backlog was approximately $220.8 million, the largest in our history. We expect most of this backlog to be performed within twelve months. We do not consider our backlog amounts to be a reliable indicator of future revenues.


New Accounting Pronouncement

On June 29, 2001, the Financial Accounting Standards Board ("FASB") concluded its voting process on Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and this statement was issued in July 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. We adopted this accounting standard effective July 1, 2001, as required.

On June 29, 2001, FASB concluded its voting process of SFAS No. 142, Goodwill and Other Intangible Assets, and this statement was issued in July 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. Amortization expense of existing goodwill was approximately $0.8 million and $2.3 million for the three and nine months ended September 30, 2001. We are required to implement SFAS No. 142 on January 1, 2002 and we have not determined the impact that this statement will have on our consolidated financial position or result of operations.

SFAS No. 143, Accounting for Asset Retirement Obligations, requires the recording of liabilities for all legal obligations associated with the retirement of long-lived assets that result from the normal operation of those assets. These liabilities are required to be recorded at their fair values (which are likely to be the present values of the estimated future cash flows) in the period in which they are incurred. SFAS 143 requires the associated asset retirement costs to be capitalized as part of the carrying amount of the long-lived asset. The asset retirement obligation will be accreted each year through a charge to expense. The amounts added to the carrying amounts of the assets will be depreciated over the useful lives of the assets. We are required to implement SFAS No. 143 on January 1,
2003, and we have not determined the impact that this statement will have on its consolidated financial position or results of operations.

SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, promulgates standards for measuring and recording impairments of long-lived assets. Additionally, this standard establishes requirements for classifying an asset as held for sale, and changes existing accounting and reporting standards for discontinued operations and exchanges for long-lived assets. We are required to implement SFAS No. 144 on January 1, 2002, and we do not expect the implementation of this standard to have a material effect on our financial position or results of operations.





Item 3. Quantitative and Qualitative Disclosures about Market Risk

In 2000, we entered into interest rate swap agreements, which effectively modified the interest characteristics of $30.0 million of our outstanding long-term debt. The agreements involve the exchange of a variable interest rate of LIBOR plus 3.00% for amounts based on fixed interest rates of between 7.32% to 7.38% plus 3.00%. These swaps have maturities between eight and twenty months. These transactions were entered into in the normal course of business primarily to hedge rising interest rates. The estimated fair market value of the interest rate swap based on quoted market prices was ($1.3) million as of September 30, 2001. A hypothetical 100 basis point decrease in the average interest rates applicable to such debt would result in a change of approximately ($0.4) million in the fair value of this instrument. Quantitative and qualitative disclosures about market risk are in Item 7A of our 10-K for the period ended December 31, 2000.






                      PART II - OTHER INFORMATION


Item 1.	Legal Proceedings

In November of 1999, we notified Groupe GTM that as a result of material adverse changes and other breaches by Groupe GTM, we were no longer bound by and were terminating the Share Purchase Agreement to purchase the shares of ETPM S.A. Groupe GTM responded stating that they believed we were in breach. The Share Purchase Agreement provided for liquidated damages of $25.0 million to be paid by a party that failed to consummate the transaction under certain circumstances. We notified Groupe GTM that we do not believe that the liquidated damages provision is applicable to our termination of the Share Purchase Agreement.
On December 23, 1999, we filed suit against Groupe GTM in Tribunal de Commerce de Paris to recover damages. On June 21, 2000, Groupe GTM filed an answer and counterclaim against us seeking the liquidated damages of $25.0 million and other damages, costs and expenses of approximately $1.5 million. We believe that the outcome of these matters will not have a material adverse effect on our business or financial statements.

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

                                 GLOBAL INDUSTRIES, LTD.

                                 By:     /s/ TIMOTHY W. MICIOTTO
                                 ----------------------------------------------
                                               Timothy W. Miciotto
                                 Senior Vice President, Chief Financial Officer
                                  (Principal Financial and Accounting Officer)



November 9, 2001









14

2

11/09/01
28