Form 10-K
period 2001-12-31
GLOBAL INDUSTRIES LTD
filed 2002-03-19
CIK 895663

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-K


[X]    Annual Report Pursuant To Section 13 or 15(d) of
           The Securities Exchange Act of 1934

          For the fiscal year ended December 31, 2001

[ ]    Transition Report Pursuant to Section 13 or 15(d) of
           The Securities Exchange Act of 1934

          For the Transition period from _____ to _____


                         Commission File Number 2-56600


                              Global Industries, Ltd.
            (Exact Name of Registrant as Specified in Its Charter)



LOUISIANA                               72-1212563
(State or Other Jurisdiction of        (I.R.S. Employer Identification Number)
Incorporation or Organization)

8000 Global Drive
Carlyss, Louisiana                      70665
(Address of Principal                   (Zip Code)
Executive Offices)



          Registrant's telephone number, including area code:  (337) 583-5000

              Securities registered pursuant to Section 12(b) of the Act:



     Title of each class             Name of each exchange on which registered
     -------------------             -----------------------------------------
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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 4, 2002 was $612,534,649 based on the last reported sales price of the Common Stock on March 4, 2002 on the NASDAQ\NMS.

The number of shares of the registrant's Common Stock outstanding as of March 4, 2002, was 93,075,228.



                      DOCUMENTS INCORPORATED BY REFERENCE

None.



                               GLOBAL INDUSTRIES, LTD.
                                  INDEX - FORM 10-K


                                       PART I


Item 1.                 Business                                              3
Item 2.                 Properties                                           14
Item 3.                 Legal Proceedings                                    17
Item 4.                 Submission of Matters to a Vote of Security Holders  17



                                       PART II

Item 5.                 Market for the Registrant's Common Equity and
                        Related Shareholder Matters                          18
Item 6.                 Selected Financial Data                              19
Item 7.                 Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                  20
Item 7A.                Quantitative and Qualitative Disclosures About
                        Market Risk                                          30
Item 8.                 Financial Statements and Supplementary Data
                          Independent Auditors' Report                       31
                          Consolidated Balance Sheets - December 31, 2001
                          and 2000                                           32
                          Consolidated Statements of Operations - Years
                          Ended December 31, 2001, 2000, and 1999            33
                          Consolidated Statements of Shareholders' Equity - Years Ended December 31, 2001, 2000, and 1999 34 Consolidated Statements of Cash Flows - Years
                          Ended December 31, 2001, 2000, and 1999            35
                          Consolidated Statements of Comprehensive Income
                          (Loss) - Years Ended 	December 31, 2001, 2000,
                          and 1999                                           36
                          Notes to Consolidated Financial Statements         37


Item 9.                 Changes In and Disagreements With Accountants on
                        Accounting and Financial Disclosure                  58



                                       PART III


Item 10.                Directors and Executive Officers of the Registrant   59
Item 11.                Executive Compensation                               62
Item 12.                Security Ownership of Certain Beneficial Owners
                        and Management                                       65
Item 13.                Certain Relationships and Related Transactions       66



                                       PART IV


Item 14.                Exhibits, Financial Statement Schedules, and
                        Reports on Form 8-K                                  67
                        Signatures                                           72




                                       PART I


ITEM 1.	BUSINESS

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


The Company began as a provider of diving services to the offshore oil and gas industry almost thirty years ago and has used selective acquisitions, new construction, and upgrades to expand its operations and assets. The Company has the largest number of offshore construction vessels currently available in the Gulf of Mexico and its worldwide fleet includes twenty-four barges that have various combinations of pipelay, pipebury, and derrick capabilities. The Company's fleet includes seventy-three manned vessels that were available for service during 2001. At December 31, 2001, the Company's fleet consisted of seventy-eight vessels.



DESCRIPTION OF OPERATIONS

The Company is a leading offshore construction company offering a comprehensive and integrated range of marine construction and support services in the Gulf of Mexico, West
Africa, Asia Pacific, Latin America, and the Middle East. These services include pipeline construction, platform installation and removal, subsea construction, and diving services.

The Company is equipped to provide services from shallow water to water depths of over 10,000 feet. As exploration companies have made considerable commitments and expenditures for production in water depths over 1,000 feet, the Company has invested in vessels, equipment, technology, and skills to increase its abilities to provide services in the growing deepwater market.

For financial information regarding the Company's operating segments and the geographic areas in which they operate, see Note 8 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.


Offshore Construction

Offshore construction services performed by the Company include pipelay, derrick, and related services. The Company is capable of installing steel pipe by either the conventional or the reel method of pipelaying using either manual or automatic welding processes. With the conventional method, 40-foot segments of up to 60-inch diameter pipe are welded together, coated, and tested on the deck of the pipelay barge. Each segment is connected to the prior segment and then submerged in the water as the barge is moved forward forty feet by its anchor winches, or in some instances on-board thrusters; the process is then repeated. Dynamic positioning technology uses on-board thrusters in conjunction with global positioning system technology which enables a vessel to remain on station or move with precision without the use of anchors. Using the conventional pipelay method, the Company's barges can install approximately 400 feet per hour of small diameter pipe in shallow water under good weather conditions. Larger diameter pipe, deeper water, and less favorable weather conditions all reduce the speed of pipeline installation. The Company has vessels located in each of the regions in which it currently operates that are capable of installing pipe using the conventional method.

With the reel method of pipelaying, the Company performs the welding, testing, and corrosion coating onshore, and then spools the pipe onto a pipe reel in one continuous length. Once the reel barge is in position, the pipe is unspooled onto the ocean floor as the barge is moved forward. The Companys dedicated reel pipelay barge, the Chickasaw, a 275-foot dynamically positioned pipelay/derrick barge, is capable of spooling as much as forty-five miles of 4.5-inch diameter pipe, nineteen miles of 6.625-inch diameter pipe, or four miles of 12.75-inch diameter pipe in one continuous length. Concrete coated pipe or pipe with a diameter greater than 12.75 inches cannot be installed using the Chickasaw's reel. Global has successfully operated the Chickasaw since 1987. The Company believes that its reel method pipelay capability often provides it with a competitive advantage because of its faster installation rates and reduced labor expense when compared to the conventional pipelay method. The Chickasaw can install small diameter pipe in shallow water at rates averaging 3,000 feet per hour. The Chickasaw's faster lay rate is even more significant during the winter months, when pipelay operations frequently must be suspended because of adverse weather conditions. The Chickasaw's faster installation rate allows much more progress, or even completion of a project, with fewer costly weather delays. The reel method of pipelaying also reduces labor costs by permitting much of the welding, x-raying, corrosion coating, and testing to be accomplished onshore where labor costs are generally lower than comparable labor costs offshore. This method also enables the Company to perform a substantial portion of its work onshore, a more stable and safer work environment.

The Hercules, a 444-foot dynamically positioned pipelay/heavy-lift barge, is also equipped with a reel system similar in design to the Chickasaw's but with a much greater capacity. The Hercules reel is capable of spooling eighty-four miles of 6.625-inch diameter pipe, twenty-two miles of 12.75-inch diameter pipe, or ten miles of 18-inch diameter pipe. The Hercules can install small diameter pipe at rates averaging 3,000 feet per hour. The Hercules is capable of providing conventional and spooled pipelay services in water depths up to 10,000 feet.

Global's Pioneer is a dynamically positioned SWATH (Small Waterplane Area Twin Hull) vessel that provides support services in water depths to 8,000 feet. Use of the Pioneer design reduces weather sensitivity, allowing the vessel to continue operating in up to 12-foot seas and remain on site in up to 20-foot seas. The vessel is able to install, maintain, and service subsea completions, has saturation diving capabilities, and is equipped for abandonment operations, pipeline installation support, and other services beyond the capabilities of conventional dive support vessels ("DSV"s). The Pioneer's current base of operations is the Gulf of Mexico.

For the Gulf of Mexico, The United States Department of
Interior Minerals Management Service ("MMS") requires the burial of all offshore oil and gas pipelines that are greater than 8.75-inches in diameter and located in water depths of 200 feet or less. The Company believes it has the equipment and expertise necessary for its customers to comply with MMS regulations. In 1997, the Company obtained the Mudbug technology and certain ownership interest in related patents. The Mudbug is used to simultaneously lay and bury pipelines providing a significant competitive advantage over the conventional method, which requires a second trip over the pipeline with the barge to bury the pipe. Regulations also require that these pipelines be periodically inspected, repaired, and, if necessary, reburied. Inspection requires extensive diving or ROV services, and rebury requires either hand-jetting by divers or use of one of the Company's large jet sleds and a bury barge.

All twenty-four of the Company's barges are equipped with cranes designed to lift and place platforms, structures, or equipment into position for installation. In addition, they can be used to disassemble and remove platforms and prepare them for salvage or refurbishment. The Hercules is equipped to perform lifts up to 2,000 tons. The Company expects demand for Gulf of Mexico abandonment services to increase as more platforms are removed due to MMS regulations relating to the abandonment of wells and removal of platforms. MMS regulations require platforms to be removed within eighteen months after production ceases and that the site be restored to meet stringent standards. According to MMS, in March 2002 there were 4,269 platforms in U.S. waters of the Gulf of Mexico.


Diving and Other Underwater Services

The Company performs diving operations in the Gulf of Mexico, West Africa, Asia Pacific, Latin America, and the Middle East. Demand for diving services covers the full life of an offshore oil and gas property, including supporting exploration, installing pipelines for production and transportation, periodic inspection, repair and maintenance of fixed platforms and pipelines and, ultimately, salvage and site clearance. The Company's pipelay and derrick operations create captive demand for saturation diving services, for which divers are more highly compensated, and which enables the Company to attract and retain qualified and experienced divers. To support its diving operations, the Company operates a fleet of seven DSVs domestically and eleven DSVs internationally.

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

The Company has been at the forefront in the development of many underwater welding techniques and has more qualified diver/welders in the Gulf of Mexico than any of its competitors. Welded repairs are made by two methods: dry hyperbaric welding and wet welding. In dry hyperbaric welding, a customized, watertight enclosure is engineered and fabricated to fit the specific requirements of the structural joint or pipeline requiring repairs. The enclosure is lowered into the water, attached to the structure, and then the water is evacuated, allowing divers to enter the chamber and to perform dry welding repairs. Wet welding is accomplished while divers are in the water, using specialized welding rods. Wet welding is less costly because it eliminates the need to construct an expensive, customized, single-use enclosure, but historically often resulted in repairs of unacceptable quality. The Company believes it has been a leader in improving wet welding techniques and it has satisfied the technical specifications for customers' wet welded repairs in water depths to 325 feet. The Company's Research and Development Center is an important part of a research and development consortium led by the Company and the Colorado School of Mines that conducts research on underwater welding techniques for major offshore oil and gas operators. The Research and Development Center includes a hyperbaric facility capable of simulating wet or dry welding environments for water depths of up to 1,200 feet so that welds can be performed and tested to assure compliance with the customer's technical specifications.



Liftboats and other Offshore Support Vessels

Liftboats, also called "jackup boats", are self-propelled, self-elevating work platforms complete with legs, cranes, and living accommodations. Once on location, a liftboat hydraulically lowers its legs until they are seated on the ocean floor and then "jacks up" until the work platform is elevated above the wave action. Once positioned, the stability, open deck area, crane capacity, and relatively low costs of operation make liftboats ideal work platforms for a wide range of offshore support services. In addition, the capability to reposition at a work site, or to move to another location within a short time adds to their versatility. While the Company continues to time charter its liftboats to the offshore service industry, it is also using the liftboats in its pipeline and platform repair, inspection, maintenance, removal, and diving services. Currently, the Company operates twenty-two liftboats in the U.S. Gulf of Mexico.

The Company also operates other offshore support vessels
("OSVs") internationally to support its offshore construction services and also time charters them to the offshore service industry.


Customers

The Company's customers are primarily oil and gas producers and pipeline companies. During the year ended December 31, 2001, the Company provided offshore marine construction services to over 100 customers. The Company's revenues are not dependent on any one customer. Its largest single customer in any one of the last three years accounted for 18% of consolidated revenues.
Sales to Petroleos Mexicanos (PEMEX) were greater than 10% of consolidated revenues in 2001 and 2000. The loss of these revenues could have a material adverse effect on the Company's Latin American segment. The level of construction services required by any particular customer depends on the size of that customer's capital expenditure budget devoted to construction plans in a particular year. Consequently, customers that account for a significant portion of revenues in one fiscal year may represent an immaterial portion of revenues in subsequent fiscal years. The Company's traditional contracts are typically of short duration, being completed in one to five months. Engineering, Procurement, Installation and Commissioning contracts (EPIC) and turnkey contracts can be for longer durations of up to one or two years.

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

Domestic competition for deepwater and ultra-deep water projects in the Gulf of Mexico is limited primarily to the Company, J. Ray McDermott and Cal Dive International. With increasing frequency, international competitors such as Technip-Coflexip S.A., Heerema S.A., Stolt Offshore S.A., Allseas Marine Contractors S.A., and Saipem S.p.a. bid and compete for projects in the Gulf of Mexico. The Company's competitors for domestic shallow water projects include many smaller companies including Horizon Offshore, Inc., Offshore Specialities Fabricators, Inc., and Torch, Inc. Many shallow water competitors compete primarily based on price.



Backlog

As of January 31, 2002, the Company's backlog of construction contracts supported by written agreements, the highest in its history, amounted to approximately $361.2 million ($73.0 million for the U.S. Gulf of Mexico and $288.2 million for international operations), compared to the Company's backlog at January 31, 2001, of $58.0 million ($19.4 million for the U.S. Gulf of Mexico and $38.6 million for international operations). Management expects approximately 58% of the Company's backlog to be performed in 2002. The Company does not consider its backlog amounts to be a reliable indicator of future earnings.


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


Employees

The Company's work force varies based on the Company's workload at any particular time. During 2001, the number of Company employees ranged from a low of 1,739 to a high of 2,132, and as of January 31, 2002, the Company had 2,159 employees. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that its relationship with its employees is satisfactory.


Seasonality

Each of the geographic areas in which the Company operates has seasonal patterns that affect the Company's operating patterns. The seasonal patterns are the results of weather conditions and the timing of capital expenditures by oil and gas companies. In the Gulf of Mexico, where the Company derived over 47% of its revenues in 2001, a disproportionate amount of the Company's revenues, gross profit, and net income is earned in the interim periods that include July through December.


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

The operations of the Company also are affected by numerous federal, state, and local laws and regulations relating to protection of the environment including, in the United States, the Outer Continental Shelf Lands Act, the Federal Water Pollution Control Act of 1972, and the Oil Pollution Act of 1990. The technical requirements of these laws and regulations are becoming increasingly complex and stringent, and compliance is becoming increasingly difficult and expensive. However, the Company believes that compliance with current environmental laws and regulations is not likely to have a material adverse effect on the Company's business or financial statements. Certain environmental laws provide for "strict liability" for remediation of spills and releases of hazardous substances and some provide liability for damages to natural resources or threats to public health and safety. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties, and criminal prosecution. The Company's compliance with these laws and regulations has entailed certain changes in operating procedures and approximately $0.2 million in expenditures during the year ended December 31, 2001. It is possible that changes in the environmental laws and enforcement policies thereunder, or claims for damages to persons, property, natural resources, or the environment could result in substantial costs and liabilities to the Company. The Company's insurance policies provide liability coverage for sudden and accidental occurrences of pollution and/or clean up and containment of the foregoing in amounts which the Company believes are comparable to policy limits carried in the marine construction industry.


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



RISK FACTORS

The following risks and uncertainties are associated with the Company's business:

The Company's debt instruments contain covenants that limit its operating and financial flexibility.

Under the terms of the Company's syndicated bank credit facility, it must maintain minimum levels of tangible net worth, not exceed levels of debt specified in the agreement, and comply with, among other things, a fixed coverage ratio and a leverage ratio. The Company amended this credit facility effective November 30, 2001. This amendment (i) reduced the requirements of the leverage ratio covenant for the quarters ending December 31, 2001 and March 31, 2002 and the fixed charge coverage ratio covenant for the quarter ended December 31, 2001; (ii) extended the requirement of the consolidated net worth covenant of $510.0 million to June 30, 2002; and (iii) reduced the permitted capital expenditures to $35.0 million in 2002. In March 2002, the Company amended further this credit facility. This amendment reduced the requirement of the consolidated net worth covenant to $440.0 million for the quarter ending June 30, 2002 and thereafter. For a more detailed discussion of amendments to the Company's syndicated bank credit facility, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

The Company's ability to meet the financial ratios and tests under its credit facility can be affected by events beyond its control, and it may not be able to satisfy these ratios and tests. If the Company fails to comply with those ratios and tests, and is unable to obtain a waiver, its lenders will be entitled to, among other things, accelerate the debt outstanding under the credit facility so that it is immediately due and payable, and no further borrowings would be available under the revolving credit facility. Any acceleration of the debt outstanding under the credit facility would have a material adverse effect on the Company's financial condition.


The Company's ability to incur debt and issue letters of credit is limited, which could limit the number and size of contracts it can obtain and/or perform.

The Company's current syndicated revolving loan facility is limited to $100.0 million. The Company currently has a binding commitment from a group of lenders, all of whom participate in our existing syndicated loan facility, to provide a $30.0 million up to a $45.0 million 364-day syndicated revolving bank credit facility upon consummation of this offering. To the extent that certain contracts require substantial amounts of working capital and/or performance letters of credit, the Company may be limited in the number and size of contracts it can perform.


The Company business is substantially dependent on the level of capital expenditures in the oil and gas industry and volatility in oil and natural gas prices could adversely affect its results of operations.

The demand for the Company's services depends on the condition of the oil and gas industry and, in particular, on the capital expenditures of companies engaged in the offshore exploration, development and production of oil and natural gas. Capital expenditures by these companies are primarily influenced by prevailing oil and natural gas prices and expectations about future prices. Historically, prices of oil and natural gas and offshore exploration, development and production have fluctuated substantially. In the current period of decreased oil and natural gas prices, oil and gas companies have moderated capital expenditures in economically marginal production areas. This has decreased demand for offshore construction and related services in certain segments in which the Company participates, and has resulted in increased competition in certain segments for available projects, which could result in lower profit margins. A sustained period of substantially reduced capital expenditures by oil and gas companies such as existed in 1999 and 2000, whether as a result of volatility of oil and natural gas prices or significant or prolonged reduction in oil and natural gas prices would likely result in continued decreased demand for the Company's services, low margins and net losses.


The Company's international operations expose it to additional risks inherent in doing business abroad.

A significant portion of the Company's revenue is derived from operations outside the United States. The scope and extent of its operations outside of the Gulf of Mexico means the Company is exposed to the risks inherent in doing business abroad. These risks include:

        currency exchange rate fluctuations, devaluations and restrictions on currency repatriation;

        unfavorable taxes, tax increases and retroactive tax claims;

        the disruption of operations from labor and political disturbances;

        insurrection or war that may disrupt or limit markets;

        expropriation or seizure of our property;

        nullification, modification or renegotiation of existing contracts;

        regional economic downturns;

        import-export quotas and other forms of public and governmental regulation; and

        the social and political environment in countries that may be affected by the September 11, 2001 terrorist attacks.

The Company cannot predict the nature of foreign governmental regulations applicable to its operations that may be enacted in the future. In many cases, the Company's direct or indirect customer will be a foreign government, which can increase our exposure to these risks. U.S. government-imposed export restrictions or trade sanctions, under the Export Administration Act, the Trading with the Enemy Act or similar legislation or regulation may also impede our ability, or the ability of our customers, to operate or continue to operate in specific countries. These factors could have a material adverse effect on the Company's financial condition and results of operation.


The Company's is exposed to the substantial hazards and risks inherent in marine construction and its insurance coverage is limited.

The Company's business involves a high degree of operational risks. Hazards and risks that are inherent in marine operations include capsizing, grounding, colliding and sustaining damage from severe weather conditions. In addition, its construction work can disrupt existing pipelines, platforms and other offshore structures. Any of these could cause damage to or destruction of vessels, property or equipment, personal injury or loss of life, suspension of production operations or environmental damage. The failure of offshore pipelines or structural components during or after installation by us could also result in similar injuries or damages. Any of these events could result in interruption of our business or significant liability.

The Company cannot always obtain insurance for our operating risks, and it is not practical to insure against all risks in all geographic areas. Uninsured liabilities resulting from The Company's operations may adversely effect its business and results of operations. The Company cannot predict the impact of the September 11, 2001 terrorist attacks on the insurance industry or its ability to obtain insurance at reasonable rates in the future.


The Company depends on significant customers.

Some of the Company's industry segments derive a significant amount of their revenues from a small number of customers. For example, sales to PEMEX represented more than 10% of the Company's consolidated revenue and a majority of its Latin American revenue in 2001 and 2000. The inability of these segments to continue to perform services for a number of their large existing customers, if not offset by contracts with new or other existing customers, could have a material adverse effect on our business and operations.


The Company utilizes percentage-of-completion accounting.

Since the Company's contract revenues are recognized on a percentage-of-completion basis, it periodically reviews contract revenue and cost estimates as the work progresses. Accordingly, adjustments are reflected in income in the period when any revisions are determined. To the extent that these adjustments result in a reduction of previously reported profits, the Company would recognize a charge against current earnings that may be significant depending on the size of the adjustment.


The Company may not complete its fixed-price contracts within its original estimates of costs which will adversely effect our results.

Because of the nature of the offshore construction industry, most of the Company's projects are performed on a fixed-price basis. The profits we realize on one of the Company's contracts will often vary from the estimated amounts because of changes in offshore job conditions and in labor and equipment productivity. In addition, the Company sometimes bear the risk of delays caused by bad weather conditions. The Company may suffer lower profits or even losses on projects because of cost overruns resulting from these or other causes.


The Company has incurred losses in recent periods and may incur additional losses in the future.

In recent years the Company has incurred losses from operations, particularly during periods of low industry-wide demand for marine construction services. The Company incurred net losses in 1999 and 2000, primarily because of weaker demand for our services. The Company was profitable in 2001, but the Company may not be profitable in the future. The Company may not be able to sustain or increase such profitability on a quarterly or annual basis due to the volatility in the oil and gas industry.


If the Company is unable to attract and retain skilled workers its business will be adversely affected.

The Company's operations depend substantially upon its ability to continue to retain and attract project managers, project engineers and skilled construction workers such as divers, welders, pipefitters and equipment operators. The Company's ability to expand its operations is impacted by its ability to increase its labor force. The demand for skilled workers in our industry is currently high and the supply is limited. As a result of the cyclical nature of the oil and gas industry as well as the physically demanding nature of the work, skilled workers may choose to pursue employment in other fields. A significant increase in the wages paid or benefits offered by competing employers could result in a reduction in the Company's skilled labor force, increases in its employee costs, or both. If either of these events occur, the Company's operations and results could be materially adversely affected.


The Company's operations could suffer with the loss of one of its senior officers or other key personnel.

The Company's success depends heavily on continued services of its Senior Management and key employees, including William J. Dore', its founder, Chairman of the Board and Chief Executive Officer.
The Company's officers and key personnel have extensive experience in our industry so if the Company were to lose any of its key employees or executive officers, its operations could suffer.


The Company's industry is highly competitive.

Offshore construction companies compete intensely for projects. Contracts for the Company's services are generally awarded on a competitive bid basis, and intense price competition is a primary factor in determining who is awarded the job. Customers also consider availability and capability of equipment, reputation, experience and safety record of the contender, in awarding jobs.
Certain competitors may be willing to sustain losses on projects to gain experience or market share, to cover fixed costs of their fleets or to avoid the expense of temporarily idling vessels, resulting in reduced prices. During industry down cycles in particular, the Company may have to accept lower rates for its services and vessels or increase contractual liabilities. As the Company has increased its operations in deeper waters and internationally, the Company has encountered additional competitors, many of whom have greater experience than the Company in these markets and greater resources. As large international companies relocate vessels to the Gulf of Mexico, levels of competition may increase and the Company's business could be adversely affected.

Additionally, the Company's competitiveness in international markets may be adversely affected by regulations requiring, among other things, the awarding of contracts to local contractors, the employment of local citizens and/or the purchase of supplies from local vendors or which favor or require local ownership.


Compliance with environmental and other governmental regulations could be costly and could negatively impact the Company's operations.

The Company's vessels and operations are subject to and affected by various types of governmental regulation, including many international, federal, state and local environmental protection laws and regulations. These laws and regulations are becoming increasingly complex and stringent, and compliance is becoming more difficult and expensive. The Company may be subject to significant fines and penalties for non-compliance, and some environmental laws impose joint and several "strict liability" for cleaning up spills and releases of oil and hazardous substances, regardless of whether it was negligent or at fault. These laws and regulations may expose the Company to liability for the conduct of or conditions caused by others, or for the Company's acts that complied with all applicable laws at the time we performed the acts.

Adoption of laws or regulations that have the effect of curtailing exploration for and production of oil and natural gas in the Company's areas of operation could adversely affect its operations by reducing demand for our services. In addition, new laws or regulations, or changes to existing laws or regulations may increase our costs or otherwise adversely affect the Company's operations.


The Company's principal shareholder is able to exercise substantial influence.

As of March 1, 2002, Mr. Dore' beneficially owns approximately 31 % of our outstanding common stock. As a result, Mr. Dore' is able to exercise substantial influence on the outcome of matters requiring a shareholder vote, including the election of directors. This influence may have the effect of delaying, deferring or preventing a change in the Company's control.


The Company limits foreign ownership of the Company, which could reduce the price of its common stock.

The Company's articles of incorporation limit the percentage of outstanding common stock and other classes of voting securities that non-United States citizens can own. Applying the statutory requirements applicable today, the Company's articles of incorporation provides that no more than 25% of our outstanding common stock may be owned by non-United States citizens. These restrictions may at times preclude United States citizens from transferring their common stock to non-United States citizens. This may also restrict the available market for resale of shares of common stock and for the issuance of shares by the Company and could adversely affect the price of its stock.


Provisions in the Company's corporate documents and Louisiana law could delay or prevent a change in control of the Company, even if that change would be beneficial to its stockholders.

The existence of some provisions in the Company's corporate documents could delay or prevent a change in control of the Company, even if that change would be beneficial to its stockholders. The Company's articles of incorporation and by-laws contain provisions that may make acquiring control of the Company difficult, including:
provisions relating to the classification, nomination and removal of its directors; provisions regulating the ability of its stockholders to bring matters for action at annual meetings of its stockholders; and the authorization given to its board of directors to issue and set the terms of preferred stock.
Louisiana law also effectively limits the ability of a potential acquiror to obtain a written consent of its stockholders.



The Company may issue preferred stock whose terms could adversely affect the voting power or value of its common stock.

The Company's articles of incorporation authorize it to issue, without the approval of its stockholders, one or more classes or series of preferred stock having such preferences, powers and relative, participating, optional and other rights, including preferences over its common stock respecting dividends and distributions, as its board of directors generally may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of the Company's common stock. For example, the Company might grant holders of preferred stock the right to elect some number of the Company's directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences the Company might assign to holders of preferred stock could affect the residual value of the common stock.


The Company has no plans to pay dividends on its common stock.

The Company has no plans to pay dividends in the foreseeable future. The Company intends to invest its future earnings, if any, to fund our growth. Any payment of future dividends will be at the discretion of the Company's board of directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions applying to the payment of dividends, and other considerations that our board of directors deems relevant.




ITEM 2.	PROPERTIES

The Company owns a fleet of twenty-four construction barges, twenty-two liftboats, and thirty-two DSVs, OSVs, and other support vessels. Twenty-one of the Company's construction barges are designed to perform more than one type of construction project which enables these combination barges to sustain a higher utilization rate. A listing of the Company's significant vessels along with a brief description of the capabilities of each is presented on page 16.

The Company's Hercules is a 444-foot dynamically positioned pipelay/heavy-lift barge with a 2,000-ton crane capable of performing revolving lifts up to approximately 1,600 tons. The Hercules is capable of spooling up to eighty-four miles of 6.625-inch diameter pipe, twenty-two miles of 12.75-inch diameter pipe, or ten miles of 18-inch pipe using its portable reel. This reel is capable of being removed and installed on the Hercules as deemed necessary and as job demands change.

The Chickasaw, a 275-foot dynamically positioned pipelay/derrick barge, has a dedicated pipelay reel which has a capacity ranging from forty-five miles of 4.5-inch diameter pipe, nineteen miles of 6.625-inch diameter pipe or four miles of 12.75-inch diameter pipe. The Company owns four additional portable pipelay reels, which can be mounted on the deck of its barges for pipelay by the reel method or used as additional capacity on the Chickasaw. The Company owns and operates four jetting sleds, which are capable of burying pipe up to thirty-six inches in diameter, and three Mudbugs, for burying pipe simultaneously with the pipeline installation.

In April of 2001, the Company entered into a long-term agreement to charter the Titan 2. The Titan 2 is a 456-foot self-propelled twin-hulled derrick ship capable of lifting 880 tons and with over 54,000 square feet of working deck area. At the end of 2001, the Titan 2 was in the process of being configured with a dynamic positioning system and additional quarters. These additions were completed in the first quarter of 2002.

Global's Pioneer is a dynamically positioned SWATH (Small Waterplane Area Twin Hull) vessel that provides support services in water depths to 8,000 feet. Use of the Pioneer design reduces weather sensitivity, allowing the vessel to continue operating in up to 12-foot seas and remain on site in up to 20-foot seas. The vessel is able to install, maintain, and service subsea completions, has saturation diving capabilities, and is equipped for abandonment operations, pipeline installation support, and other services beyond the capabilities of conventional DSVs. The Pioneer's current base is the Gulf of Mexico.

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

The Company owns all of its barges and vessels, with the exception of the Titan 2, and fifty-eight are subject to ship mortgages. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." In compliance with governmental regulations, the Company's insurance policies, and certain of the Company's financing arrangements, the Company is required to maintain its barges and vessels in accordance with standards of seaworthiness and safety set by government regulations or classification organizations. The Company maintains its fleet to the standards for seaworthiness, safety, and health set by the International Maritime Organization or the U.S. Coast Guard and are inspected by the American Bureau of Shipping, Bureau Veritas, Lloyd's Registry or Det Norske Veritas.

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

The Company owns 625 acres near Carlyss, Louisiana and has constructed a deepwater support facility and pipebase. The location serves as the corporate headquarters and the headquarters of the Company's Gulf of Mexico Offshore Construction operations.
 The facility is capable of accommodating the Company's deepwater draft vessels and pipe spooling for the Chickasaw and the Hercules. The Company has replaced its facilities in Houma, Lafayette, and Amelia, Louisiana with the Carlyss Facility.

The following table summarizes the Company's significant existing facilities as of December 31, 2001:

                                            Approximate
                                            Square Feet        Owned/Leased
Location             Principal Use          or Acreage      (Lease Expiration)

Carlyss, LA          Shore base/Corporate
                     Headquarters           625 acres       Owned
Port of Iberia, LA   Shore base             39 acres        Owned
Houston, TX          Office                 39,410 sq. ft.  Leased (Aug. 2003)
Lafayette, LA (1)    Office/Training/
                     Storage                13,154 sq. ft.  Leased (Dec. 2004)
Cd. Del Carmen,
Mexico               Warehouses             7,874 sq. ft.   Leased (Dec. 2004)
Cd. Del Carmen,
Mexico               Office/Workshop        41,042 sq. ft.  Owned
Bangkok, Thailand    Office                 7,545 sq. ft.   Leased (July 2003)
Batam Island,
Indonesia            Shore base             52 acres        Leased (Mar. 2028)
Sharjah, United
Arab Emirates        Office/Shore base      64,946 sq. ft.  Leased (Nov. 2002)


(1) Leased from the Company's Chairman and Chief Executive Officer, Mr. William J. Dore'.



                              Global Industries, Ltd.
               Listing of Construction Barges and Swath Vessel



                                                                     Pipelay
                                                        -----------------
                                           Derrick
                                           -------  Maximum   Maximum
                                           Maximum    Pipe     Water    Year       Living
                                           Length    Lift    Diameter   Depth    Acquired/  Quarter
                     Vessel Type           (Feet)   (Tons)   (Inches)  (Feet)     Leased    Capacity
                     --------------------  ------  --------- -------- --------- ---------- ---------
Construction Barges:
Titan 2              Derrick                456       880       --        --       2001        182
Hercules             Pipelay/reel/derrick   444     2,000     60.00    10,000      1995        191
Seminole             Pipelay/derrick        424       800     48.00     1,500      1997        220
Comanche             Pipelay/derrick        400     1,000     48.00     1,500      1996        223
Shawnee              Pipelay/derrick        400       860     48.00     1,500      1996        272
Iroquois             Pipelay/derrick        400       250     60.00     1,000      1997        259
DLB 264              Pipelay/derrick        397     1,000     60.00     1,000      1998        220
DLB 332              Pipelay/derrick        351       750     60.00     1,000      1998        208
Cheyenne             Pipelay/bury/derrick   350       800     36.00     1,500      1992        190
Arapaho              Derrick                350       800        --        --      1992        100
Cherokee             Pipelay/derrick        350       925     36.00     1,500      1990        183
Sara Maria           Derrick                350       550        --        --      1999        300
Mohawk               Pipelay/bury/derrick   320       600     48.00       700      1996        200
Seneca               Pipelay/bury           290       150     42.00     1,000      1997        126
Chickasaw            Pipelay/reel/derrick   275       160     12.75     6,000      1990         70
Delta 1              Pipelay/bury           270        25     14.00       200      1996         70
Tonkawa              Derrick/bury           250       175        --        --      1990         73
Sea Constructor      Pipelay/bury           250       200     24.00       400      1987        104
Navajo               Pipelay/derrick        240       150     10.00       600      1992        129
SubSea Constructor   Pipelay/bury           240       150     16.00       150      1997         64
G/P 37               Pipelay/bury           188       140     16.00       300      1981         58
Pipeliner 5          Pipelay/bury           180        25     14.00       200      1996         60
G/P 35               Pipelay/bury           164       100     16.00       200      1978         46
MAD II               Pipelay/bury           135        45     22.00        50      1975         33
SWATH Vessel:
Pioneer              Multi-service          200        50        --        --      1996         57




ITEM 3. LEGAL PROCEEDINGS

The Company's operations are subject to the inherent risks of offshore marine activity including accidents resulting in the loss of life or property, environmental mishaps, mechanical failures, and collisions. The Company insures against these risks at levels consistent with industry standards. The Company believes its insurance should protect it against, among other things, the cost of replacing the total or constructive total loss of its vessels. The Company also carries workers' compensation, maritime employer's liability, general liability, and other insurance customary in its business. All insurance is carried at levels of coverage and deductibles that the Company considers financially prudent. Recently the industry has seen a tightening in the builder's risk market, which has increased deductibles and reduced coverage.

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

In November of 1999, the Company notified Groupe GTM that as a result of material adverse changes and other breaches by Groupe GTM, the Company was no longer bound by and was terminating the Share Purchase Agreement to purchase the shares of ETPM S.A. Groupe GTM responded stating that they believed the Company was in breach. The Share Purchase Agreement provided for liquidated damages of $25.0 million to be paid by a party that failed to consummate the transaction under certain circumstances. The Company has notified Groupe GTM that it does not believe that the liquidated damages provision is applicable to its termination of the Share Purchase Agreement. On December 23, 1999, Global filed suit against Groupe GTM in Tribunal de Commerce de Paris to recover damages. On June 21, 2000, Groupe GTM filed an answer and counterclaim against Global seeking the liquidated damages of $25.0 million and other damages, costs and expenses of approximately $2.3 million. The Company believes that the outcome of these matters will not have a material adverse effect on its business or financial statements.

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

                Period                  High           Low
                ------                  ----           ---

January 1, 2000 - March 31, 2000      $ 15.750       $  7.375
April 1, 2000 - June 30, 2000           19.875         11.125
July 1, 2000 - September 30, 2000	18.688          9.438
October 1, 2000 - December 31, 2000	14.750          9.188

January 1, 2001 - March 31, 2001      $ 16.000       $ 12.000
April 1, 2001 - June 30, 2001	        17.460         12.470
July 1, 2001 - September 30, 2001	13.110          4.990
October 1, 2001 - December 31, 2001	 9.380          5.430


As of March 5, 2002, there were approximately 1,021 holders of record of Common Stock.

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

The selected financial data presented below for each of the past five fiscal periods should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this Annual Report. In 1998, the Company changed its fiscal accounting year-end to December 31 from March 31.



                                   Twelve Months                   Nine Months    Year
                                       Ended                         Ended        Ended
                                    December 31,                   December 31,  March 31,
                      -----------------------------------------   ------------- ----------
                       2001      2000(1)    1999(2)   1998(3)         1998       1998(4)
                      --------  ---------  ---------  ---------   ------------- ----------
                                  (in thousands, except per share data)

Revenues              $ 406,104 $ 298,745  $ 387,452  $ 429,719   $ 342,201     $ 379,901
Gross profit             70,849    35,383     45,600    119,716      95,973       114,656
Net income (loss)         6,156   (16,690)    (1,131)    49,953      38,971        57,303
Net income (loss)
  per share
    Basic             $    0.07 $   (0.18) $   (0.01) $    0.55   $    0.43     $    0.63
    Diluted           $    0.07 $   (0.18) $   (0.01) $    0.53   $    0.42     $    0.61

Weighted average
  common shares
  outstanding
    Basic                92,753    91,982     90,700     91,488      91,498        91,110
    Diluted              93,847    91,982     90,700     94,780      93,808        93,872

Ratio of earnings
  to fixed charges (7)    1.43x        (9)     (8)(9)      7.0x        6.8x         14.0x
Ratio of earnings
  to fixed charges
  plus dividends (7)      1.43x        (9)     (8)(9)      7.0x        6.8x         14.0x

Total assets (6)      $ 748,177 $ 730,187  $ 755,935  $ 730,187   $ 730,187     $ 625,367
Working capital (6)      64,588    37,949     58,561     78,637      78,637        77,472
Long-term debt,
  total (6)             234,740   236,627    252,407    210,797     210,797       146,993

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

(3) Unaudited.

(4) Effective December 31, 1998, the Company changed its fiscal year-end to December 31 of each year.

(5) On July 31, 1997, the Company acquired certain business operations and assets of Sub Sea International, Inc. and certain of its subsidiaries. The results of operations of the Sub Sea acquisition are included from the date of the acquisition.

(6) As of the end of the period.

(7) For purposes of computing the ratios of earnings to fixed charges and earnings to fixed charges plus dividends: (1) earnings consist of income before income taxes plus fixed charges, excluding capitalized interest, and (2) fixed charges consist of interest expense (including capitalized interest) and the estimated interest component of rent expense (one-third of total rent expense). There were no dividends paid or accrued during the periods presented above.

(8) In 1999, we guaranteed certain indebtedness of an unconsolidated affiliate. The associated fixed charges related to such indebtedness approximated $0.9 million for the period ended December 31, 1999, and have not been included in the computation of the ratios.

(9) Earnings were inadequate to cover fixed charges by $11.8 million for the year ended December 31, 1999 and by $20.1 million for the year ended December 31, 2000.


ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


The following discussion presents management's discussion and analysis of the Company's financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated
Financial Statements.

Certain of the statements included below and in other portions of this Annual Report, including those regarding future financial performance or results that are not historical facts, are or contain "forward looking" information as that term is defined in the Securities Act of 1933, as amended. The words "expect," "believe," "anticipate," "project," "estimate," and similar expressions are intended to identify forward-looking statements. The Company cautions readers that any such statements are not guarantees of future performance or events and such statements involve risks, uncertainties and assumptions. Factors that could cause actual results to differ from those expected include, but are not limited to, dependence on the oil and gas industry and industry conditions, general economic conditions including interest rates and inflation, competition, the ability of the Company to continue its acquisition strategy, successfully manage its growth, and obtain funds to finance its growth, operating risks, contract bidding risks, the use of estimates for revenue recognition, risks of international operations, risks of vessel construction such as cost overruns, changes in government regulations, and disputes with construction contractors, dependence on key personnel and the availability of skilled workers during periods of strong demand, the impact of regulatory and environmental laws, the ability to obtain insurance, and other factors discussed below. Operating risks include hazards such as vessel capsizing, sinking, grounding, colliding, sustaining damage in severe weather conditions, fire and explosion. These hazards can also cause personal injury, loss of life, severe damage to and destruction of property and equipment, pollution and environmental damage, and suspension of operations. The risks inherent with international operations include political, social, and economic instability, exchange rate fluctuations, currency restrictions, nullification, modification, or renegotiations of contracts, potential vessel seizure, nationalization of assets, import-export quotas, and other forms of public and governmental regulation. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual results and outcomes may differ materially from those indicated in the forward-looking statements.

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




Results of Operations

The following table sets forth, for the periods indicated, statement of operations data expressed as a percentage of revenues.



                                             Twelve Months Ended December 31,
                                             --------------------------------
                                                 2001      2000       1999
                                               -------   -------    -------

Revenues                                       100.0%    100.0%     100.0%
Cost of revenues                                82.6      88.2       88.2
                                               -------   -------    -------

Gross profit                                    17.4      11.8       11.8
Goodwill amortization                            0.8       1.0        0.3
Equity in net loss  of Unconsolidated
  affiliate                                       --        --        2.8
Selling, general and administrative
  expenses                                       8.8      10.5        7.2
                                               -------   -------    -------

Operating income                                 7.8       0.3        1.5
Interest expense	                         5.4       7.6        3.7
Other expense (income)                          (0.1)     (1.0)       0.1
                                               -------   -------    -------

Income (loss) before income taxes                2.5      (6.3)      (2.3)
Provision (benefit) for income taxes             1.0      (0.9)      (2.0)

                                               -------   -------    -------
Income (loss) before cumulative
  effect of change in accounting
  principle	                                 1.5      (5.4)      (0.3)
Cumulative effect of change in
  accounting principle                            --       0.3         --

                                               -------   -------    -------

Net income (loss)                                1.5%     (5.7)%     (0.3)%
                                               =======   =======    =======



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





Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000


Revenues. Revenues for the year ended December 31, 2001 increased 36% to $406.1 million from $298.7 million for the year ended
December 31, 2000. The increase in revenues resulted primarily from increased activity in certain areas including Asia Pacific, Gulf of Mexico Offshore Construction, and Gulf of Mexico Diving, and increased vessel activity and improved pricing in the Gulf of Mexico Marine Support area.

Gross Profit. The Company's gross profit as a percentage of revenues was 17% and 12% for the years ended December 31, 2001 and December 31, 2000, respectively. Gross profit for the year ended December 31, 2001 was $70.8 million as compared with $35.4 million for the year ended December 31, 2000. The 100% increase was largely the result of increased activity and/or improved pricing for our services in certain areas including Gulf of Mexico Offshore Construction, Gulf of Mexico Marine Support, West Africa, and Asia Pacific. Included in 2001 gross profit in the Company's Latin America segment, is a third party settlement gain of $3.9 million relating to a prior year contract dispute (See Note 12 to the Financial Statements).

Selling, General, and Administrative Expenses. For the year ended December 31, 2001, selling, general, and administrative expenses were $35.7 million compared to $31.2 million during the year ended December 31, 2000. The increase in selling, general, and administrative expenses is attributable to costs associated with strengthening the Company's marketing and business development areas and certain accounting and legal fees. As a percentage of revenues, selling, general and administrative expenses decreased to 9% for the year ended December 31, 2001, compared to 10% during the year ended December 31, 2000.

Depreciation and Amortization. For the year ended December 31, 2001, depreciation and amortization, including amortization of dry-docking costs, was $53.9 million compared to the $45.9 for the year ended December 31, 2000. The 17% increase was principally attributable to increased utilization of the Company's pipelay/derrick barges, which are depreciated on a units-of-production basis, in Asia Pacific and Gulf of Mexico Offshore Construction.

Interest Expense. Interest expense was $21.9 million, net of capitalized interest, for the year ended December 31, 2001, compared to $22.8 million for the year ended December 31, 2000 primarily due to lower average outstanding debt levels, lower effective interest rates partially offset by less capitalized interest.

Other Income (Net). Other income decreased $2.7 million to $0.2 million for the year ended December 31, 2001 compared to $2.9 million for the same period in 2000. The difference is attributable to a third party settlement gain and increased interest income on funds in escrow which occurred during the year ended December 31, 2000 and debt covenant waiver and amendment fees during the year ended December 31, 2001. The decrease was partially offset by the recognition of a gain on the disposition of one vessel in 2001.

Net Income (Loss). For the year ended December 31, 2001, the Company recorded net income of $6.2 million as compared to a net loss of $16.7 million for the year ended December 31, 2000. The Company's effective tax rate for the twelve months ended December 31, 2001 was 41%, compared to 15% for the twelve months ended December 31, 2000. The increase in the effective tax rate relates primarily to changes in taxable income in different taxable jurisdictions.

Segment Information. The Company has identified seven reportable segments as required by SFAS 131 (see Note 8 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report). The following discusses the results of operations for each of those reportable segments.

Gulf of Mexico Offshore Construction - Revenues increased 15% to $130.6 million (including $4.4 million intersegment revenues) for the year ended December 31, 2001 from $113.2 million (including $2.0 million intersegment revenues) for the year ended December 31, 2000. Income (loss) before taxes improved $0.4 million, to a loss of $2.3 million for the year ended December 31, 2001 compared to a loss before taxes of $2.7 million for the comparable period last year. The increase in revenues and improved income before tax was primarily attributable to increased demand for offshore services in the Gulf of Mexico. Although activity increased considerably during 2001, sales volume at current margin levels was insufficient to cover certain fixed costs resulting in a loss before tax.

Gulf of Mexico Diving - Revenues from diving-related services in the Gulf of Mexico increased 11% to $42.1 million (including
$15.8 million intersegment revenues) for the year ended December 31, 2001 compared to $37.8 million (including $17.9 million intersegment revenues) for the year ended December 31, 2000 due to increased activity in higher margin saturation diving work.
The increased activity resulted in income before taxes of $2.7 million for the year ended December 31, 2001 compared to income before taxes of $2.1 million for the year ended December 31, 2000.

Gulf of Mexico Marine Support - Revenues for this segment increased 44% to $43.2 million (including $4.1 million intersegment revenues) for the year ended December 31, 2001, compared to $29.9 million (including $4.6 million intersegment revenues) for the year ended December 31, 2000. Approximately 68% and 32% of the revenue increase was due to increased activity and improved pricing, respectively.
As a result of the overall increase in activity levels and improved pricing, income before taxes also increased to $15.5 million during the year ended December 31, 2001 compared to income before taxes of $4.7 million for the year ended December 31, 2000.

West Africa - For the year ended December 31, 2001, revenues decreased 8% to $30.6 million from $33.4 million for the year ended December 31, 2000. The decline in revenues was due primarily to the completion of one large contract during 2000 which had a large portion of fabrication and procurement content. Income before taxes increased to $1.4 million for the year ended December 31, 2001 from a loss of $5.1 million for the year ended December 31, 2000. Earnings increased despite the decline in revenues, due to changes in the mix of contract work.

Latin America - Revenues increased slightly to $60.9 for the year ended December 31, 2001 from $60.8 for the year ended December 31, 2000. Income before taxes increased to $0.9 million for the year ended December 31, 2001 from a nominal profit for the same period in 2000. During the fourth quarter of 2001, the Company settled a prior year contract dispute resulting in a favorable settlement of approximately $3.9 million which is included in the Latin America segment's income before tax. Exclusive of the aforementioned settlement gain, earnings declined to a loss despite the comparable revenue levels, due to changes in the mix of contract work.

Asia Pacific - Revenues increased 225% to $111.4 million for the year ended December 31, 2001 from $34.3 million for the year ended December 31, 2000. The significant improvement in revenues was the result of increased activity in the region. Results improved by $11.4 million to a loss before taxes of $2.9 for the year ended December 31, 2001 from a loss before taxes of $14.3 for the same period of 2000. Sales volume at current margin levels was insufficient to cover certain fixed costs resulting in a loss before tax.

Middle East - Revenues decreased 12% to $11.3 million for the year ended December 31, 2001 compared to $12.8 million for the year ended December 31, 2000. Results improved nominally to a loss before taxes of $3.4 for the year ended December 31, 2001 from a loss before taxes $3.5 million during the year ended December 31, 2000. In 2001 the Company repositioned its derrick/pipelay barge, the Navajo, from Middle East to West Africa.




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

Selling, General, and Administrative Expenses. For the year ended December 31, 2000, selling, general, and administrative expenses increased 13% to $31.2 million from $27.7 million for the twelve months ended December 31, 1999. The increase was due primarily to an entire year of consolidation of the Company's Mexican Operations in fiscal 2000 as compared to a half-year in fiscal 1999.

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




Liquidity and Capital Resources

The Company's cash balance decreased by $14.0 million to $11.5 million at December 31, 2001 from $25.5 million at December 31, 2000. During 2001, the Company's operations generated cash flow of $14.6 million. Cash from operations, the reduction in the Company's cash balance, and cash from financing activities funded investing activities of $29.8 million. Investing activities consisted principally of capital expenditures and dry-docking costs. Working capital increased $26.6 million during the year ended December 31, 2001 from $38.0 million at December 31, 2000 to $64.6 million at December 31, 2001. The increase in working capital is due to increases in accounts receivables, associated with increased activity, partially offset by a decrease in cash and an increase in accounts payable. Working capital is anticipated to increase as activity increases; at January 31, 2002, the Company had the highest backlog in its history. The majority of the backlog is expected to be performed during 2002.

Capital expenditures during the year ended December 31, 2001 aggregated $13.9 million. The Company estimates that the cost to complete capital expenditure projects in progress at December 31, 2001 will be approximately $7.4 million, all of which is expected to be incurred during the year ending 2002.

In August 1998, the Board of Directors authorized the expenditure of up to $30.0 million to purchase shares of the Company's outstanding common stock. The Board of Directors placed no limit on the duration of the program. As of December 31, 1998, the Company had purchased 1,429,500 shares since the authorization at a total cost of $15.0 million. During 2001, 2000, and 1999 no shares were purchased. Under the Company's credit facility, discussed below, stock purchases are prohibited.

Long-term debt outstanding at December 31, 2001, (including current maturities), includes $124.8 million of Title XI bonds, $27.6 million of Lake Charles Harbor and Terminal District bonds, $4.4 million of Heller Financial debt, and $77.0 million drawn against the Company's credit facility discussed below.

The Company maintains a credit facility, which currently consists of a $51.0 million term loan facility and a $100.0 million revolving loan facility. As of March 1, 2002, the Company had $13.5 million of credit capacity under its credit facility. Both the term and revolving loan facilities mature on December 30, 2004. The term and revolving loan facilities permit both prime rate bank borrowings and London Interbank Offered Rate ("LIBOR") borrowings plus a floating spread. The spreads can range from 1.00% to 2.25% and 2.25% to 3.50% for prime rate and LIBOR based borrowings, respectively. In addition, the credit facility allows for certain fixed rate interest options on amounts outstanding. Stock of the Company's subsidiaries, certain real estate, and the majority of the Company's vessels collateralize the loans under the credit facility. Both the term and revolving loan facilities are subject to certain financial covenants.

Effective June 30, 2001, the Company amended its credit facility and obtained a waiver of two covenants that were not met at June 30, 2001. The amendment i) reduced the requirements of the leverage ratio covenant for the quarter ended September 30, 2001 and the fixed charge coverage ratio covenant for the quarters ended September 30, 2001 and December 31, 2001, and increased the requirements of both covenants for the quarter ending March 31, 2002 and thereafter; ii) increased the requirement of the consolidated net worth covenant to $510.0 million for the quarter ended December 31, 2001 and thereafter; and iii) increased the interest rate spread applicable to the Company's borrowings under the credit facility. In consideration for this waiver and amendment, the Company paid a fee of $0.8 million.

Effective November 30, 2001, the Company amended its credit facility. The amendment i) reduced the requirements of the leverage ratio covenant for the quarters ending December 31, 2001 and March 31, 2002 and the fixed charge coverage ratio covenant for the quarter ended December 31, 2001; ii) extended the requirement of the consolidated net worth covenant of $510.0 million to June 30, 2002; iii) reduced the permitted capital expenditures to $35 million in 2002. In consideration for this amendment the Company paid a fee of $0.5 million.

On March 18, 2002, the Company further amended its credit facility. The amendment reduced the requirement of the consolidated net worth covenant to $440.0 million for the quarter ending June 30, 2002 and thereafter. The Company paid an amendment fee of $0.2 million. Prior to June 30, 2002, the Company intends to make an underwritten equity offering. The proceeds of this offering will be used to pay down the remaining term debt resulting in the compliance with the aforementioned amended consolidated net worth covenant. A group of lenders has committed to provide a $30.0 million up to a $45.0 million 364-day credit facility to the Company upon consummation of the anticipated equity offering to provide additional liquidity. There can be no assurance, however, that such credit facility will be executed. If the Company does not complete an equity offering prior to June 30, 2002, it expects to seek waivers for the consolidated net worth covenant from its lenders. If the Company does not meet the covenants or receive a waiver, substantially all of the Company's debt will be classified as a current liability and additional borrowing under the credit facility may be unavailable. At December 31, 2001, the Company was in compliance with its credit facility.

The Company's Title XI bonds mature in 2020, 2022, and 2025.
The bonds carry interest rates of 8.30%, 7.25%, and 7.71% per annum, respectively, and require aggregate semi-annual payments of $2.8 million, plus interest. The agreements pursuant to which the Title XI bonds were issued contain certain covenants, including the maintenance of minimum working capital and net worth requirements. If not met, additional covenants result that restrict our operations and our ability to pay cash dividends.
At December 31, 2001, the Company was in compliance with these covenants.

The Company also has short-term credit facilities at our foreign locations that aggregate $4.5 million and are secured by letters of credit. Additionally, in the normal course of business, we provide guarantees and performance, bid, and payment bonds pursuant to agreements, or in connection with bidding to obtain such agreements, to perform construction services. Some of these guarantees are secured by parent company guarantees.
The aggregate of these guarantees and bonds at December 31, 2001 was $18.0 million.

In April of 2001, the Company entered into a long-term agreement to charter the Titan 2, a 456-foot self-propelled twin-hulled derrick ship. The vessel charter payments, which include the cost of an operational crew, supplies (excluding fuel), and all maintenance and regulatory expenses, are expected to be approximately $6.1 million annually. The Company prepaid $3.0 million of charter payments, which will be systematically applied to future charter payments. This charter term is 120 months.
This charter can be cancelled by Global, subject to a termination penalty of $3.0 million. Once the dynamic positioning (DP) system has been installed, which was completed in the first quarter of 2002, the termination penalty for the cancellation of the charter by Global, shall be the transfer of title of the DP system to the charterer.

Minimum rental commitments under leases having an initial or remaining non-cancelable term in excess of one year for each of the five years following December 31, 2001 and in total thereafter follow (in thousands):

                                2002            $   2,417
                                2003                1,543
                                2004                  938
                                2005                  532
                                2006                  455
                                Thereafter              1
                                                ----------

                                Total           $   5,886
                                                ==========


The Company expects funds available under the existing credit facilities, the anticipated new $30.0 to $45.0 million 364-day facility, equity proceeds, available cash, and cash generated from operations to be sufficient to fund the Company's operations (including the anticipated increase in working capital required to fund increasing activity), scheduled debt retirement, and planned capital expenditures for the next twelve months. If the Company does not complete an equity offering and obtain the additional credit facility, it may need to seek other sources of financing or limit its operations. In addition, as the Company has historically done, it will continue to evaluate the merits of any opportunities that may arise for acquisitions of equipment or businesses, which may require additional liquidity. For flexibility, the Company maintains a shelf registration statement that permits the issuance of up to $500.0 million of debt and equity securities.



Industry Outlook

Although the events of September 11, 2001 have caused demand for energy to decrease and oil and gas prices to become more volatile, we continue to be optimistic about our future prospects. In light of these changes in the business environment and the adverse effect they could possibly have on our business, we are continuing to actively monitor our business and make the appropriate business changes when deemed necessary. The Company's near term strategy is to continue and expand its efforts in the shallow and intermediate water offshore construction services. In the long-term, the Company plans to increase its deep-water capabilities and upgrade its fleet by adding technological advances and by decreasing the average age of the fleet. In 2002, the Company expects activity levels to increase in all segments. Pricing for all segments is expected to either increase or remain stable in 2002.



New Accounting Pronouncements

In July, 2001, the Financial Accounting Standards Board
("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also requires the recording of all acquired intangible assets that arise either from contractual or legal rights, or that are separable from the acquired entity. The Company adopted this accounting standard effective July 1, 2001, as required and it had no impact on the Company's financial position.

In July, 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. Goodwill amortization in 2001 was approximately $3.1 million. As SFAS No. 142 allows, the Company will complete the required impairment test in the second quarter of 2002. The Company has not determined the impact that this statement will have on its consolidated financial position or results of operations. The Company will adopt SFAS No. 142 beginning January 1, 2002.

SFAS No. 143, "Accounting for Asset Retirement Obligations", requires the recording of liabilities for all legal obligations associated with the retirement of long-lived assets that result from the normal operation of those assets. These liabilities are required to be recorded at their fair values (which are likely to be the present values of the estimated future cash flows) in the period in which they are incurred. SFAS No. 143 requires the associated asset retirement costs to be capitalized as part of the carrying amount of the long-lived asset. The asset retirement obligation will be accreted each year through a charge to expense. The amounts added to the carrying amounts of the assets will be depreciated over the useful lives of the assets. The Company is required to implement SFAS No. 143 on January 1, 2003, and we have not determined the impact that this statement will have on our consolidated financial position or results of operations.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", promulgates standards for measuring and recording impairments of long-lived assets. Additionally, this standard establishes requirements for classifying an asset as held for sale, and changes existing accounting and reporting standards for discontinued operations and exchanges for long-lived assets. The Company is required to implement SFAS No. 144 on January 1, 2002, and does not expect the implementation of this standard to have a material effect on our financial position or results of operations.



Significant Accounting Policies and Estimates

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the company to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition and long-lived assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgements and estimates used in the preparation of its consolidated financial statements.

Revenues from construction contracts, which are typically of short duration, are recognized on the percentage-of-completion method, measured by relating the actual cost of work performed to date to the current estimated total cost of the respective contract. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect vessel costs, labor, supplies, and repairs. Provisions for estimated losses, if any, on uncompleted contracts are made in the period in which such losses are determined. Selling, general, and administrative costs are charged to expense as incurred. Significant changes in cost estimates due to adverse market conditions or poor contract performance could affect estimated gross profit, possibly resulting in a contract loss.

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses the recoverability of long-lived assets by determining whether the carrying values can be recovered through projected net cash flows undiscounted and without interest charges, based on expected operating results over their remaining lives. Future adverse market conditions or poor operating results could result in the inability to recover the current carrying value of the long-lived asset, thereby possibly requiring an impairment charge in the future.




ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the risk of changing interest rates and foreign currency exchange rate risks. In 2000, the Company entered into interest rate swap arrangements, which effectively modified the interest characteristics of $30.0 million of its outstanding long-term debt. The agreements involve the exchange of a variable interest rate of LIBOR plus 3.00% for amounts based on fixed interest rates of between 7.32% to 7.38% plus 3.00%. These swaps have maturities between five to seventeen months. These transactions were entered into in the normal course of business primarily to hedge rising interest rates. The estimated fair market value of the interest rate swap based on quoted market prices was ($1.4) million as of December 31, 2001. A hypothetical 100 basis point decrease in the average interest rates applicable to such debt would result in a change of approximately $(0.3) million in the fair value of this instrument.

Interest on approximately $109.0 million, or 46% of the Company's long-term debt with a weighted average interest rate of 5.0% at December 31, 2001, was variable, based on short-term market rates. Thus, a general increase of 1.0% in short-term market interest rates would result in additional interest cost of $1.1 million per year if the Company were to maintain the same debt level and structure.

Also, the Company has approximately $125.7 million fixed interest rate long-term debt outstanding with a weighted-average interest rate of approximately 7.7% and a market value of approximately $129.8 million on December 31, 2001. A general increase of 1.0% in overall market interest rates would result in a decline in market value of the debt to approximately $123.1 million.

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


                 INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Global Industries, Ltd.

We have audited the accompanying consolidated balance sheets of Global Industries, Ltd. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, cash flows, and comprehensive income (loss) for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Global Industries, Ltd. and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2001 the Company adopted Statement of Financial Accounting
Standards No. 133, "Accounting for Derivatives Instruments and
Hedging Activities," as amended.

As discussed in Note 1 to the consolidated financial statements, in 2000 the Company changed its method of computing depreciation on its construction barges.


DELOITTE & TOUCHE LLP


New Orleans, Louisiana
February 13, 2002






                               GLOBAL INDUSTRIES, LTD.
                             CONSOLIDATED BALANCE SHEETS
                               (Dollars in Thousands)



                                              December 31,  December 31,
                                              ------------  ------------
                                                  2001          2000
                                              ------------  ------------

ASSETS
Current Assets:
  Cash                                         $   11,540    $   25,462
  Escrowed funds (Note 1)                              78           846
Receivables - net allowance of
  $2.5 million for 2001 and $9.5
  million for 2000 (Note 1)                       146,595        97,858
Other receivables (Note 12)                            --         3,989
Prepaid expenses and other                         19,673        12,792
Assets held for sale                                2,795         2,795
                                              ------------  ------------

        Total current assets                      180,681       143,742

Escrowed Funds (Note 1)                                15            38
Property and Equipment, net
  (Notes 2, 3 and 6)                              502,258       525,001
Other Assets:
  Deferred charges, net (Note 1)                   22,771        19,304
  Goodwill, net (Note 1)                           38,032        41,104
  Other (Note 12)                                   4,420           998
                                              ------------  ------------
    Total other assets                             65,223        61,406
                                              ------------  ------------

        Total                                  $  748,177    $  730,187
                                              ============  ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term
  debt (Note 3)                                $   26,496    $   26,674
  Accounts payable                                 64,819        46,439
  Employee-related liabilities                      7,472         7,246
  Income tax payable (Note 4)                       5,705         3,748
  Accrued interest                                  4,102         5,451
  Other accrued liabilities                         7,529        16,235
                                              ------------  ------------

    Total current liabilities                     116,123       105,793


Long-Term Debt (Note 3)                           208,244       209,953
                                              ------------  ------------
Deferred Income Taxes (Note 4)                     25,996        27,417
                                              ------------  ------------
Other Liabilities                                   1,050            --
                                              ------------  ------------


Shareholders' Equity (Note 7):
  Common stock, issued, 94,381,167
    and 93,698,757 shares, respectively               944           937
  Additional paid-in capital                      226,654       221,634
  Treasury stock at cost (1,429,500
    shares)                                       (15,012)      (15,012)
  Accumulated other comprehensive
    income (loss)                                 (10,413)       (8,970)
  Retained earnings                               194,591       188,435
                                              ------------  ------------

    Total shareholders' equity                    396,764       387,024
                                              ------------  ------------
      Total                                    $  748,177    $   30,187



                See notes to consolidated financial statements.





                               GLOBAL INDUSTRIES, LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, except Per Share Data)



                                           Year          Year         Year
                                          Ended         Ended        Ended
                                       December 31,  December 31,  December, 31
                                      -------------  ------------  ------------
                                          2001          2000          1999
                                      -------------  ------------  ------------

Revenues (Note 9)                      $   406,104    $  298,745    $  387,452
Cost of Revenues	                   335,255       263,362       341,852
                                      -------------  ------------  ------------

Gross Profit (Note 12)                      70,849        35,383        45,600
Goodwill Amortization                        3,071         2,986         1,316
Equity in Net Loss of
  Unconsolidated Affiliate (Note 12)            --            --       (10,658)
Selling, General and Administrative
  Expenses                                  35,706        31,231        27,710
                                      -------------  ------------  ------------

Operating Income                            32,072         1,166         5,916
                                      -------------  ------------  ------------

Other Expense (Income):
  Interest expense                          21,868        22,762        14,500
  Other                                       (218)       (2,882)          104
                                      -------------  ------------  ------------
                                            21,650        19,880        14,604
                                      =============  ============  ============


Income (Loss) before Income Taxes           10,422      (18,714)        (8,688)
Provision (Benefit) for Income
  Taxes (Note 4)                             4,266       (2,807)        (7,557)
Income (Loss) before Cumulative
  Effect of Change in Accounting
  Principle                                  6,156      (15,907)        (1,131)
Cumulative Effect of Change in
  Accounting Principle (net of
  $0.4 million of tax) (Note 1)                 --          783             --
                                      -------------  ------------  ------------

Net Income (Loss)                      $     6,156    $ (16,690)    $   (1,131)
                                      =============  ============  ============


Income (Loss) before Cumulative
Effect Per  Share
  Basic                                $      0.07    $   (0.17)    $    (0.01)
  Diluted                              $      0.07    $   (0.17)    $    (0.01)

Net Income (Loss) Per Share:
  Basic                                $      0.07    $   (0.18)    $    (0.01)
  Diluted                              $      0.07    $   (0.18)    $    (0.01)

Pro forma amounts assuming
  retroactive
  Application of change in
  accounting principle
  Pro forma net income (loss)          $     6,156    $ (15,907)    $   (1,744)
  Basic                                $      0.07    $   (0.17)    $    (0.02)
  Diluted                              $      0.07    $   (0.17)    $    (0.02)


                       See notes to consolidated financial statements




                               GLOBAL INDUSTRIES, LTD.
                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                               (Dollars in Thousands)

                                                                      Accumulated
                             Common Stock    Additional                   Other
                          -----------------   Paid-In    Treasury   Comprehensive   Retained
                            Shares   Amount   Capital     Stock      Income(Loss)   Earnings    Total
                          ---------- ------  ---------- ----------  -------------  ---------  ---------
Balance at Jan. 1, 1999   92,110,929 $  921  $ 213,518  $ (15,012)   $   (8,155)   $ 206,256  $ 397,528
Net loss                          --     --         --         --            --       (1,131)    (1,131)
Amortization of
  unearned stock
  compensation                    --     --        304         --            --           --        304
Restricted stock
  issues, net                 80,500     --         --         --            --           --         --
Exercise of stock
  options                    420,875      4      1,095         --            --           --      1,099
Tax effect of exercise
  of Stock options                --     --        688         --            --           --        688
Common stock issued           58,636      1        504         --            --           --        505
Foreign currency
  translation adjustments         --     --         --         --          (815)          --       (815)
                          ---------- ------  ---------- ----------  -------------  ---------  ---------

Balance at Dec. 31, 1999  92,670,940    926    216,109    (15,012)       (8,970)     205,125    398,178
Net loss                          --     --         --         --            --      (16,690)   (16,690)
Amortization of
  unearned Stock
  compensation                    --     --      1,173         --            --           --      1,173
Restricted stock issues,
  net                        321,136      3         --         --            --           --          3
Exercise of stock options    551,830      6      2,193         --            --           --      2,199
Tax effect of exercise of
  Stock options                   --     --      1,314         --            --           --      1,314
Common stock issued          154,851      2        845         --            --           --        847
                          ---------- ------  ---------- ----------  -------------  ---------  ---------

Balance at Dec. 31, 2000  93,698,757    937    221,634    (15,012)       (8,970)      188,435   387,024
Net income                        --     --         --         --            --         6,156     6,156
Amortization of unearned
  Stock compensation              --     --      1,276         --            --            --     1,276
Restricted stock
  issues, net                 22,000     --         --         --            --            --        --
Exercise of stock options    504,449      5      2,001         --            --            --     2,006
Tax effect of exercise of
  Stock options                   --     --        618         --            --            --       618
Common stock issued          155,961      2      1,125         --            --            --     1,127
Reclassification of
  realized loss on
  hedging activities              --     --         --         --         1,158            --     1,158
Unrealized loss on hedging
  activities                      --     --         --         --        (1,578)           --    (1,578)
Cumulative effect of
  adoption of SFAS
  133 on January 1, 2001          --     --         --         --        (1,023)           --    (1,023)
                          ---------- ------  ---------- ----------  -------------   ---------  ---------

Balance at Dec. 31, 2001  94,381,167 $  944  $ 226,654  $ (15,012)   $  (10,413)    $ 194,591  $ 396,764
                          ========== ======  ========== ==========  =============   =========  =========


                                 See notes to consolidated financial statements.






                               GLOBAL INDUSTRIES, LTD.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)


                                           Year          Year         Year
                                          Ended         Ended        Ended
                                       December 31,  December 31,  December, 31
                                      -------------  ------------  ------------
                                          2001          2000          1999
                                      -------------  ------------  ------------

Cash Flows From Operating
Activities:
Net income (loss)                      $    6,156     $ (16,690)     $  (1,131)
Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities
   Depreciation and amortization           53,921        45,918         55,006
   Provision for (recovery of)
     doubtful accounts                     (3,561)        4,110          7,655
   (Gain) loss on sale, disposal of
     property and equipment                  (852)         (429)            54
   Settlement gain                         (3,908)           --             --
   Deferred income taxes                     (797)       (6,757)       (14,888)
   Cumulative effect of change in
     accounting principle                      --           783             --
   Equity in net loss of
     unconsolidated affiliate                  --            --         10,658
   Other                                    1,151          (155)           282
   Changes in operating assets and
     liabilities (net of
     acquisitions):
       Receivables                        (45,176)       (9,490)        13,654
       Receivables from
       unconsolidated affiliate             3,989         4,611         (7,151)
       Prepaid expenses and other          (6,881)       (5,090)         3,098
       Account payable, employee-
       related liabilities, and
       other accrued liabilities           10,567        10,097        (18,935)
                                      -------------  ------------  ------------
         Net cash provided by
         operating activities              14,609        26,908         48,302
                                      =============  ============  ============


Cash Flows From Investing
Activities:
Proceeds from sale of assets                1,934         2,993            171
Decrease in escrowed funds, net               791         5,834          4,872
Net advances to unconsolidated
  affiliate                                    --            --        (12,616)
Additions to property and equipment       (13,869)      (20,545)       (29,252)
Additions to deferred charges             (18,633)      (11,580)       (14,248)
Other                                          --          (105)           399
                                      -------------  ------------  ------------
Net cash used in investing
activities                                (29,777)      (23,403)       (50,674)
                                      =============  ============  ============


Cash Flows from Financing
Activities:
Repayment of long-term debt              (106,887)     (180,097)      (192,104)
Proceeds from long-term debt              105,000       163,203        201,687
Proceeds from sale of common
stock, net                                  3,133         4,764          1,604
                                      -------------  ------------  ------------
  Net cash provided by (used
  in) financing activities                  1,246       (12,130)        11,187
                                      =============  ============  ============



Effect of Exchange Rate Change
on Cash                                        --            --            (96)

Cash:
(Decrease) increase                       (13,922)       (8,625)         8,719
Beginning of period                        25,462        34,087         25,368
                                      -------------  ------------  ------------

End of period                          $   11,540     $  25,462      $  34,087
                                      =============  ============  ============



                            See notes to consolidated financial statements






                               GLOBAL INDUSTRIES, LTD.
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  (In Thousands)

                                           Year          Year         Year
                                          Ended         Ended        Ended
                                       December 31,  December 31,  December, 31
                                      -------------  ------------  ------------
                                          2001          2000          1999
                                      -------------  ------------  ------------

Net income (loss)                      $    6,156     $ (16,690)    $  (1,131)
Other comprehensive income (loss):
Foreign currency translation
  adjustments                                  --            --          (815)
Reclassification of realized
  loss on hedging activities                1,158            --            --
Unrealized loss on hedging
  activities                              (1,578)            --            --
Cumulative effect of adoption of
  SFAS No. 133 on January 1, 2001	  (1,023)            --            --
                                      -------------  ------------  ------------

Comprehensive income (loss)            $   4,713      $ (16,690)    $  (1,946)
                                      =============  ============  ============

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


Principles of Consolidation - The consolidated financial statements include the accounts of Global Industries, Ltd. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. On December 23, 1996, the Company acquired a 49% ownership interest in CCC Fabricaciones y Construcciones, S.A. de C.V. ("CCC") (see
Note 12) which was accounted for under the equity method. As more thoroughly discussed in Note 12, the Company sold all of its interest in CCC and acquired the offshore marine construction business of CCC effective July 1, 1999. The new ownership structure was consolidated into the Company's financial statements as of the effective date of the transaction.


Cash - Cash includes cash on hand, demand deposits, repurchase agreements having maturities less than three months, and money market funds with banks.


Accounts Receivable - Trade and other receivables are stated at net realizable value and the allowance for uncollectible accounts was $2.5 million and $9.5 million at December 31, 2001 and 2000, respectively. Certain receivables represent amounts that have not yet been billed to the customer pursuant to contractually specified milestone billing requirements.


Escrowed Funds - Escrowed funds totaled $0.1 million and $0.9 million at December 31, 2001 and December 31, 2000, respectively. These amounts represent unused funds related to the proceeds from the issuance of Port Improvement Bonds and U.S. Government Guaranteed Financing Bonds. Under the terms of the financing agreement with the Lake Charles Harbor and Terminal District, proceeds from the issuance of $28.0 million of Port Improvement Revenue Bonds were deposited into a construction fund for payment of related bond issuance costs and certain costs of construction and improvement of a deepwater support facility and pipebase in Carlyss, Louisiana (see Note 3). The Company also received funds from the sale of U.S. Government Guaranteed Financing Bonds deposited into an escrow account with MarAd. Due to the fact that the total cost of certain projects was less than the respective bond funding, bonds of $0.8 million were redeemed in 2001. Substantially all of the escrowed funds are invested in U.S. Treasury Bills and a money market account invested in U.S. government and U.S. government agency securities.


Assets Held for Sale - The Company classifies certain of its fixed assets as Assets Held for Sale. These assets, which are expected to be sold within twelve months, have been taken out of service and are no longer being depreciated.


Property and Equipment - Property and equipment are stated at cost. Expenditures for property and equipment and items that substantially increase the useful lives of existing assets are capitalized at cost and depreciated. Routine expenditures for repairs and maintenance are expensed as incurred. Except for construction barges that are depreciated on the units-of-production method over estimated barge operating days, depreciation is provided utilizing the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is provided utilizing the straight-line method over the estimated useful lives of the assets or over the lives of the leases, whichever is shorter. Leasehold improvements relating to leases from the Company's principal shareholder are amortized over their expected useful lives (and beyond the term of lease) because it is expected that the leases will be renewed.


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


Depreciation and amortization expense of property and equipment approximated $35.2 million, $29.4 million, and $39.4 million for the years ended 2001, 2000, and 1999, respectively.

Effective January 1, 2000, the Company changed the vessel life of its construction vessel Hercules. The Company increased the total estimated operating days to better reflect the estimated period during which the asset will remain in service. For the year ended December 31, 2000, the change had the effect of reducing depreciation expense by $0.8 million and reducing the net loss by $0.7 million or $0.01 per share.


Interest Capitalization - Interest costs for the construction of certain long-term assets are capitalized and amortized over the related assets' estimated useful lives. For the year ended 2001, no interest was capitalized. During the years ended 2000 and 1999, interest costs of $1.4 million, and $3.1 million, respectively, were capitalized.


Deferred Charges - Deferred charges consist principally of dry-docking costs which are capitalized at cost and amortized on the straight-line method, ranging between thirty and sixty months, through the date of the next scheduled dry-docking. Amortization expense approximated $15.6 million, $13.6 million, and $14.0 million for the years ended 2001, 2000, and 1999, respectively. Accumulated amortization at December 31, 2001 and 2000 was $24.4 million and $18.2 million, respectively.


Goodwill - Goodwill represents the excess of the purchase price and directly related costs over the value assigned to the net tangible assets of acquired businesses and is being amortized on a straight-line basis over estimated useful lives of fifteen years. Amortization expense charged to operations for the years ended 2001, 2000 and 1999 was $3.1 million, $3.0 million, and $1.3 million, respectively. Accumulated amortization at December 31, 2001 and 2000 was $7.7 million and $4.6 million, respectively.

Management evaluates the continuing value and future benefits of goodwill, including the appropriateness of related amortization periods, on a current basis.


Impairment of Long-Lived Assets - Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses the recoverability of long-lived assets by determining whether the carrying values can be recovered through projected cash flows and operating results over their remaining lives. Any impairment of the asset is recognized when it is probable that such future undiscounted cash flows will be less than the carrying value of the asset. No impairment of assets was recorded for the years ended 2001, 2000 and 1999.


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


Stock-Based Compensation - Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations and has adopted the disclosure-only provisions of SFAS 123. Accordingly, compensation cost for restricted stock awards and stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. See Note 7.


Income Taxes - Income taxes are recognized during the year in which transactions enter into the determination of net income, with deferred taxes being provided for temporary differences between assets and liabilities for financial reporting and such amounts as measured by tax laws.


Cumulative Effect of Change in Accounting Principle -
Effective January 1, 2000, the Company changed its depreciation method on its construction barges from both straight line and units-of-production methods, to solely the units-of-production method, modified to reflect minimum levels of depreciation in years with nominal use. Specifically, this modified units-of-production method uses units-of-production depreciation methodology coupled with a minimum 40% cumulative straight-line depreciation floor and an annual 20% straight-line floor. This change increased the net loss by $0.1 million or less than $0.01 per share for the year ended December 31, 2000. The cumulative effect of the change was an increase in the net loss of $0.8 million or $0.01 per share for the year ended December 31, 2000.

The change was made to better relate the cost of the assets to the revenues associated with their usage through actual employment over their economic life. Thus, a better matching of revenues and expenses is attained.


Derivatives and Financial Instruments - The Company adopted
SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," on January 1, 2001. The Company recorded a cumulative effect charge to Comprehensive Income (Loss) of $1.0 million in the first quarter of 2001 in connection with the initial adoption of SFAS No. 133.

The Company periodically enters into interest rate swaps to manage its exposure to fluctuations in interest rates. The Company does not use derivative financial instruments for trading purposes. The Company has formally documented the relationship between its interest rate derivatives and its outstanding long-term debt, as well as the risk management strategy for the use of the hedging instrument. Under SFAS No. 133, derivatives are recognized on the consolidated balance sheet at fair value and cash flows from derivative instruments are presented in net cash flow from operating activities. The Company classifies its interest rate swaps as cash flow hedge transactions in which the Company is hedging the variability of cash flows related to its variable-priced long-term debt, and in accordance with SFAS No. 133, changes in the fair value of its interest rate swaps are reported in Comprehensive Income (Loss). The ineffective portion of the change in fair value of the interest rate swap, if any, is recognized in current period earnings. The gains and losses on the interest rate swaps that are reported in Comprehensive Income
(Loss) are reclassified as earnings in the period in which earnings are impacted by the variability of the cash flows of the hedged item.

The aforementioned interest rate swaps effectively modify the interest characteristics of $30.0 million of the Company's outstanding long-term debt. The agreements involve the exchange of a variable rate of LIBOR plus 3.00% for amounts based on fixed interest rates of between 7.32% to 7.38% plus 3.00%. These swaps have maturities between five to seventeen months. The fair value of these swaps are currently recording on the consolidated balance sheet within current liabilities and other liabilities in the amount of $0.3 million and $1.1 million, respectively. Amounts expected to be transferred to earnings in the next twelve months are classified as current liabilities.

The carrying value of the Company's financial instruments, including cash, escrowed funds, receivables, advances to unconsolidated affiliate, accounts payable, and certain accrued liabilities approximate fair market value due to their short-term nature. The fair value of the Company's long-term debt at December 31, 2001 and 2000 based upon available market information approximated $238.9 million and $252.0 million, respectively.


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


Reclassifications - Certain reclassifications have been made to the prior period financial statements in order to conform to the classifications adopted for reporting in 2001.


Foreign Currency Translation - The Company has determined that the United States dollar is the functional currency for substantially all of the financial statements of its foreign subsidiaries that previously used the local currency as the functional currency. The change was adopted as a result of significant changes in the operational and financial structure of these foreign operations and management's resulting evaluation of relevant economic facts and circumstances, including the high proportion of contracts that are denominated in United States dollars and the high volume of intercompany transactions and financing indicators. Accordingly, effective October 1, 1999, current exchange rates are used to remeasure assets and liabilities, except for certain accounts (including property and equipment, goodwill and equity) which are remeasured using historical rates. The translation calculation for the income statement used average exchange rates during the period, except certain items (including depreciation and amortization expense) for which historical rates are used. Any resulting remeasurement gain or loss is included in other income (expense).


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


Recent Accounting Pronouncements - In July, 2001, the
Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, " Business Combinations". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also requires the recording of all acquired intangible assets that arise either from contractual or legal rights, or that are separable from the acquired entity. The Company adopted this accounting standard effective July 1, 2001, as required and it had no impact on the Company's financial position.

In July, 2001, FASB issued of SFAS No. 142, "Goodwill and
Other Intangible Assets". SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. Goodwill amortization in 2001 was approximately $3.1 million. As SFAS No. 142 allows, the Company will complete the required impairment test in the second quarter of 2002. The Company has not determined the impact that this statement will have on its consolidated financial position or results of operations. The Company will adopt SFAS No. 142 beginning
January 1, 2002.

SFAS No. 143, "Accounting for Asset Retirement Obligations", requires the recording of liabilities for all legal obligations associated with the retirement of long-lived assets that result from the normal operation of those assets. These liabilities are required to be recorded at their fair values (which are likely to be the present values of the estimated future cash flows) in the period in which they are incurred. SFAS No. 143 requires the associated asset retirement costs to be capitalized as part of the carrying amount of the long-lived asset. The asset retirement obligation will be accreted each year through a charge to expense. The amounts added to the carrying amounts of the assets will be depreciated over the useful lives of the assets. The Company is required to implement SFAS No. 143 on January 1, 2003, and we have not determined the impact that this statement will have on its consolidated financial position or results of operations.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", promulgates standards for measuring and recording impairments of long-lived assets. Additionally, this standard establishes requirements for classifying an asset as held for sale, and changes existing accounting and reporting standards for discontinued operations and exchanges for long-lived assets. The Company is required to implement SFAS No. 144 on January 1, 2002, and does not expect the implementation of this standard to have a material effect on its financial position or results of operations.




2.	Property and Equipment

Property and equipment at December 31, 2001 and 2000 is summarized as follows:



                                                   December 31,    December 31,
                                                   ------------    ------------
                                                       2001            2000
                                                   ------------    ------------
                                                           (in thousands)

Marine barges, vessels, and related equipment       $  555,444      $  520,158
Machinery and equipment                                 64,436          58,574
Transportation equipment                                 4,047           4,241
Furniture and fixtures                                   8,952           8,526
Buildings and leasehold improvements                    61,080          60,987
Land	                                                 7,531           7,531
Construction in progress                                 7,024          37,294
                                                   ------------    ------------
                                                       708,514         697,311
Less accumulated depreciation and amortization        (206,256)       (172,310)
                                                   ------------    ------------

Property and equipment - net                        $  502,258      $  525,001
                                                   ============    ============



3. Financing Arrangements

Long-term debt at December 31, 2001 and 2000 consisted of the following:


                                                   December 31,    December 31,
                                                   ------------    ------------
                                                       2001            2000
                                                   ------------    ------------
                                                          (in thousands)
United States Government Guaranteed
Ship Financing Bonds, 2000 Series
dated February 15, 2000, payable in
semi-annual principal installments of
$1,980,000 with a final installment
of $1,980,000 plus interest at 7.71%,
maturing February 15, 2025,
collateralized by the Hercules vessel
and related equipment with a net book
value of $108.8 million at December
31, 2001                                            $   93,060      $   97,020

United States Government Guaranteed
Ship Financing Bonds, 1994 Series
dated September 27, 1994, payable in
semi-annual principal installments of
$418,000 with a final installment of
$370,000 plus interest at 8.30%,
maturing July 15, 2020,
collateralized by the Pioneer vessel
and related equipment with a net book
value of $37.6 million at December
31, 2001	                                        15,418          16,254

United States Government Guaranteed
Ship Financing Bonds, 1996 Series
dated August 15, 1996, payable in 49
semi-annual principal installments of
$407,000 with a final installment of
$385,000, plus interest at 7.25%,
maturing July 15, 2022,
collateralized by escrowed funds and
four vessels and related equipment
with a net book value of $20.6
million at December 31, 2001	                        16,340          17,479

Heller Financial Inc. term loan,
payable in monthly principal
installments of $291,667 plus
interest at variable rates (at
December 31, 2001 the interest rate
was 5.38%), maturing April 1, 2003,
collateralized by four vessels, with
a net book value of $10.0 million at
December 31, 2001                                        4,375           7,875

Obligation to service Lake Charles
Harbor and Terminal District Port
Improvement Revenue Bonds, dated
November 1, 1998, interest payable
monthly at prevailing market rates,
maturing November 1, 2027,
collateralized by $27.9 million
irrevocable letter of credit                            27,600          28,000

Revolving line of credit with a
syndicate of commercial banks,
interest payable at variable rates                      26,000              --

Term loan with a syndicate of
commercial banks	                                51,030          68,040

Other obligations	                                   917           1,959
                                                   ------------    ------------

Total long-term debt                                   234,740         236,627
                                                   ------------    ------------

Less current maturities                                 26,496          26,674
                                                   ------------    ------------

Long-term debt, less current maturities             $  208,244      $  209,953
                                                   ============    ============



Annual maturities of long-term debt for each of the five years following December 31, 2001 and in total thereafter follow (in thousands).

                        2002            $    26,496
                        2003                 23,869
                        2004                 48,684
                        2005                  5,645
                        2006                  5,647
                        Thereafter          124,399
                                        ------------
                          Total         $   234,740


In accordance with the United States Government Guaranteed
Ship Financing Bond agreements, the Company is required to comply with certain covenants, including the maintenance of minimum working capital and net worth requirements, which if not met, result in additional covenants including restrictions on the payment of dividends. The Company is currently in compliance with these covenants.

The Lake Charles Harbor and Terminal District Port
Improvement Revenue Bonds (the "Bonds") are subject to optional redemption, generally without premium, in whole or in part on any business day prior to maturity at the direction of the Company. Interest accrues at varying rates as determined from time to time by the remarketing agent based on (i) specified interest rate options available to the Company over the life of the Bonds and
(ii) prevailing market conditions at the date of such determination. The interest rate on borrowings outstanding at December 31, 2001 and 2000 was 5.75% and 8.0%, respectively. Under the terms of the financing, proceeds from the issuance of the Bonds were placed in a Construction Fund for the payment of issuance related costs and the costs of acquisition, construction, and improvement of a deepwater support facility and pipebase in Carlyss, Louisiana. The unexpended funds are included in the accompanying balance sheets under the caption "Escrowed Funds."

The Company maintains a credit facility, which currently consists of a $51.0 million term loan facility and a $100.0 million revolving loan facility. As of March 1, 2002, the Company had $13.5 million of credit capacity under its credit facility. Both the term and revolving loan facilities mature on December 30, 2004. The term and revolving loan facilities permit both prime rate bank borrowings and London Interbank Offered Rate ("LIBOR") borrowings plus a floating spread. The spreads can range from 1.00% to 2.25% and 2.25% to 3.50% for prime rate and LIBOR based borrowings, respectively. In addition, the credit facility allows for certain fixed rate interest options on amounts outstanding. Stock of the Company's subsidiaries, certain real estate, and the majority of the Company's vessels collateralize the loans under the credit facility. Both the term and revolving loan facilities are subject to certain financial covenants.

Effective June 30, 2001, the Company amended its credit facility and obtained a waiver of two covenants that were not met at June 30, 2001. The amendment i) reduced the requirements of the leverage ratio covenant for the quarter ended September 30, 2001 and the fixed charge coverage ratio covenant for the quarters ended September 30, 2001 and December 31, 2001, and increased the requirements of both covenants for the quarter ending March 31, 2002 and thereafter; ii) increased the requirement of the consolidated net worth covenant to $510.0 million for the quarter ended December 31, 2001 and thereafter; and iii) increased the interest rate spread applicable to the Company's borrowings under the credit facility. In consideration for this waiver and amendment, the Company paid a fee of $0.8 million.

Effective November 30, 2001, the Company amended its credit facility. The amendment i) reduced the requirements of the leverage ratio covenant for the quarters ending December 31, 2001 and March 31, 2002 and the fixed charge coverage ratio covenant for the quarter ended December 31, 2001; ii) extended the requirement of the consolidated net worth covenant of $510.0 million to June 30, 2002; iii) reduced the permitted capital expenditures to $35 million in 2002. In consideration for this amendment the Company pad a fee of $0.5 million.

On March 18, 2002, the Company further amended its credit facility. The amendment reduced the requirement of the consolidated net worth covenant to $440.0 million for the quarter ending June 30, 2002 and thereafter. The Company paid an amendment fee of $0.2 million. Prior to June 30, 2002, the Company intends to make an underwritten equity offering. The net proceeds of this offering will be used to pay down the remaining term debt resulting in the compliance with the aforementioned amended consolidated net worth covenant. A group of lenders has committed to provide a $30.0 million up to a $45.0 million 364-day credit facility to the Company upon consummation of the anticipated equity offering to provide additional liquidity. There can be no assurance, however, that such credit facility will be executed. If the Company does not complete an equity offering prior to June 30, 2002, it expects to seek waivers for the consolidated net worth covenant from its lenders. If the Company does not meet the covenants or receive a waiver, substantially all of the Company's debt will be classified as a current liability and additional borrowing under the credit facility may be unavailable. At December 31, 2001, the Company was in compliance with its credit facility.

The Company is a party to interest rate swap agreements, which effectively modify the interest characteristics of $30.0 million of its outstanding long-term debt. The agreements involve the exchange of a variable interest rate of LIBOR plus 3.00% for amounts based on fixed interest rates of between 7.32% to 7.38% plus 3.00%. These swaps have maturities between five to seventeen months.

The Company has short-term credit facilities available at its foreign locations that aggregate $4.5 million and are secured by parent company guarantees.




4.	Income Taxes

The Company has provided for income tax expense (benefit) as follows:


                                   Year Ended    Year Ended   Year Ended
                                  December 31,  December 31,  December, 31
                                 -------------  ------------  ------------
                                     2001          2000          1999
                                 -------------  ------------  ------------
                                             (in thousands)


U.S. Federal and State:
  Current                         $       --     $      --     $   1,365
  Deferred                             1,874        (1,513)      (15,353)
Foreign:
  Current                              5,063         2,366         5,984
  Deferred                            (2,671)       (3,660)          447
                                 -------------  ------------  ------------

Total                             $    4,266     $  (2,807)    $  (7,557)

State income taxes included above are not significant for any of the periods presented.

Income (loss) before income taxes consisted of the following:

                                   Year Ended    Year Ended   Year Ended
                                  December 31,  December 31,  December, 31
                                 -------------  ------------  ------------
                                     2001          2000          1999
                                 -------------  ------------  ------------
                                              (in thousands)

United States                     $    6,484     $  (4,430)    $ (27,375)
Foreign                                3,938       (14,284)       18,687
                                 -------------  ------------  ------------

Total                             $   10,422     $ (18,714)    $  (8,688)



The provision (benefit) for income taxes varies from the U.S. Federal statutory income tax rate due to the following:


                                   Year Ended    Year Ended   Year Ended
                                  December 31,  December 31,  December, 31
                                 -------------  ------------  ------------
                                     2001          2000          1999
                                 -------------  ------------  ------------
                                              (in thousands)


Taxes at U.S. Federal
  statutory rate of 35%           $    3,648     $  (6,550)    $  (3,041)
Foreign tax credit                      (408)           --            --
Tax benefit of disposition of
  CCC, net                                --            --        (2,991)
Adjustments related to
  resolution of prior year
  tax issues                              --            --        (1,500)
Foreign income taxes at
  different rates                      1,014         3,705          (109)
Other                                     12            38            84
                                 -------------  ------------  ------------
  Total                           $    4,266     $  (2,807)    $  (7,557)


At December 31, 2001, the Company has an available net operating loss ("NOL") carryforward for regular U.S. federal income tax and foreign jurisdiction purposes of approximately $94.6 million and $20.0 million, respectively, which, if not used, will expire between 2017 and 2019, and between 2005 and 2010, respectively. The Company also has a capital loss carryforward of $19.0 million which, if not utilized, will expire in 2004. The Company believes that it is more likely than not that all of the NOL and capital loss carryforwards will be utilized prior to their expiration.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's net deferred tax balance as of December 31, 2001 and 2000 are as follows:

                                         December 31,   December 31,
                                        -------------  -------------
                                            2001           2000
                                        -------------  -------------


Deferred Tax Liabilities:
  Excess book over tax basis
    of property and equipment          $   69,273     $   66,326
  Deferred charges                          3,108          1,928


Deferred Tax Assets:
  Reserves not currently
    deductible                               (306)          (370)
  Net operating loss carryforward         (39,019)       (33,250)
  Capital loss carryforward                (6,998)        (7,106)
  Other                                       (62)          (111)
                                        -------------  -------------

Net deferred tax liability             $   25,996     $   27,417
                                        =============  =============


A substantial portion of the undistributed earnings of foreign subsidiaries has been reinvested and the Company does not expect to remit the earnings to the parent company. Accordingly, no U.S. Federal income tax has been provided on such earnings and, at December 31, 2001, the cumulative amount of such undistributed earnings approximated $54.8 million. It is not practicable to determine the amount of applicable U.S. Federal income taxes that would be incurred if any of such earnings were repatriated.




5.	Employee Benefits

The Company sponsors a defined contribution profit sharing and 401(k) retirement plan that covers all employees who meet certain eligibility requirements. Company contributions to the profit-sharing plan are made at the discretion of the Board of Directors and may not exceed 15% of the annual compensation of each participant. No contributions to the profit-sharing portion of the plan were made for the years ended 2001, 2000 or 1999.

Under the 401(k) section of the retirement plan, the Company's matching contributions equal 100% of the first $1,000 of each participating employee's contribution to the plan.
401(k) matching expense during the years ended 2001, 2000 and 1999 was $0.5 million, $0.1 million, and $0.6 million, respectively.

The Company has an incentive compensation plan, which rewards employees when the Company's financial results meet or exceed budgets. For the years ended 2001, 2000 and 1999, the Company recorded no incentive compensation expense under this plan.



6.  Commitments and Contingencies

Leases - The Company leases real property and equipment in the normal course of business under varying operating leases, including leases with its Chief Executive Officer. Rent expense for the years ended 2001, 2000 and 1999, was $4.8 million, $2.2 million and $1.9 million, respectively (of which $47,000, $47,000, and $47,000 respectively, were related party rental expense). The lease agreements, which include both non-cancelable and month-to-month terms, generally provide for fixed monthly rentals and, for certain of the real estate leases, renewal options.

In April of 2001, the Company entered into a long-term agreement to charter the Titan 2, a 456-foot self-propelled twin-hulled derrick ship. The vessel charter payments, which include the cost of an operational crew, supplies (excluding fuel), and all maintenance and regulatory expenses, are expected to be approximately $6.1 million annually. The Company prepaid $3.0 million of charter payments, which will be systematically applied to future charter payments. This charter term is 120 months.
This charter can be cancelled by Global at anytime, subject to a termination penalty of $3.0 million. Once the dynamic positioning
(DP) system has been installed, which was completed in the first quarter of 2002, the termination penalty for the cancellation of the charter by Global, shall be the transfer of title of the DP system to the vessels owner.

Minimum rental commitments under leases having an initial or remaining non-cancelable term in excess of one year for each of the five years following December 31, 2001 and in total thereafter follow (in thousands):

                2002            $    2,417
                2003                 1,543
                2004                   938
                2005                   532
                2006                   455
                Thereafter               1
                                -----------
                  Total         $    5,886



Legal Proceedings - The Company is a party in legal proceedings and potential claims arising in the ordinary course of its business. Management does not believe these matters will materially effect the Company's consolidated financial statements.

In November of 1999, the Company notified Groupe GTM that as a result of material adverse changes and other breaches by Groupe GTM, the Company was no longer bound by and was terminating the Share Purchase Agreement to purchase all of the outstanding shares of ETPM S.A. Groupe GTM responded stating that they believed the Company was in breach. The Share Purchase Agreement provided for liquidated damages of $25.0 million to be paid by a party that failed to consummate the transaction under certain circumstances. The Company has notified Groupe GTM that it does not believe that the liquidated damages provision is applicable to its termination of the Share Purchase Agreement. On December 23, 1999, Global filed suit against Groupe GTM in Tribunal de Commerce de Paris to recover damages. On June 21, 2000, Groupe GTM filed an answer and counterclaim against Global seeking the liquidated damages of $25.0 million and other damages, costs and expenses of approximately $2.3 million. The Company believes that the outcome of this matter will not have a material adverse effect on its business or financial statements.


Construction and Purchases in Progress - The Company estimates that the cost to complete capital expenditure projects in progress at December 31, 2001 approximates $7.4 million.


Guarantees - In the normal course of its business activities, the Company provides guarantees and performance, bid, and payment bonds pursuant to agreements or obtaining such agreements to perform construction services. Some of these financial instruments are secured by parent guarantees. The aggregate of these guarantees and bonds at December 31, 2001 was $18.0 million.


Letters of Credit - In the normal course of its business activities, the Company is required to provide letters of credit to secure the performance and/or payment of obligations, including the payment of worker's compensation obligations. Additionally, the Company has issued a letter of credit as collateral for $27.9 million of Port Improvement Revenue Bonds. Outstanding letters of credit at December 31, 2001 approximated $40.5 million.



7.	Shareholders' Equity

Authorized Stock - The Company has authorized 30,000,000 shares of $0.01 par value preferred stock and 150,000,000 shares of $0.01 par value common stock.


Treasury Stock - During August 1998, the Board of Directors authorized the expenditure of up to $30.0 million to purchase shares of the Company's outstanding common stock. Subject to market conditions, the purchases may be affected from time to time through solicited or unsolicited transactions in the market or in privately negotiated transactions. No limit was placed on the duration of the purchase program. Subject to applicable securities laws, management will make purchases based upon market conditions and other factors. As of December 31, 1998, the Company had purchased 1,429,500 shares since the authorization at a total cost of $15.0 million. No shares were purchased in 2001 or 2000. Under the Company's current credit facility stock purchases are prohibited.


Restricted Stock Awards and Stock Option Plans - During
2001, the Company had three stock-based compensation plans that provide for the granting of restricted stock, stock options, or a combination of both to officers and employees. Unearned stock compensation cost for restricted stock awards and stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock and is included in the accompanying financial statements as a charge against Additional Paid-in Capital. The unearned stock compensation is amortized over the vesting period of the awards and amortized compensation amounted to approximately $1.3 million, $1.2 million and $0.3 million for the years ended 2001, 2000 and 1999, respectively.
The balance of Unearned Stock Compensation to be amortized in future periods was $3.5 million and $4.9 million at December 31, 2001 and 2000, respectively.

The Company's 1992 Restricted Stock Plan provides for awards of shares of restricted stock to employees approved by a committee of the Board of Directors. Under the plan, 712,000 shares of Common Stock have been reserved for issuance, of which 145,647 were available for grant at December 31, 2001. Shares granted under the plan vest 33 1/3% on the third, fourth, and fifth anniversary date of grant. During the years ended 2001, 2000 and 1999, no awards were made under the plan. During the year ended December 31, 2001, restrictions on 17,997 shares expired. On December 31, 2001, restrictions remained on 1,998 shares.

The 1992 Stock Option Plan provides for grants of incentive and nonqualified options to employees approved by a committee of the Board of Directors. Options granted under the plan have a maximum term of ten years and are exercisable, subject to continued employment, under terms and conditions set forth by the committee. As of December 31, 2000, the number of shares reserved for issuance under the 1992 Stock Option Plan and the 1995 Employee Stock Purchase Plan was 9,600,000 shares of which 7,200,000 was reserved under the 1992 Stock Option Plan of which 624,294 were available for grant under the 1992 Stock Option plan. This plan was cancelled as discussed below.

The Company's 1998 Equity Incentive Plan permits the granting of both stock options and restricted stock awards to employees approved by a committee of the Board of Directors. The plan also authorizes the Chief Executive Officer to grant stock options and restricted stock awards to non-officer employees. At the 2001 annual shareholders' meeting, the shareholders voted to amend the Plan to increase the authorized number of shares by 4,300,000. The Plan Amendment also increased the maximum number of shares of common stock that may be granted as options or as restricted stock to any one individual during any calendar year from 100,000 to 10% of the number of shares authorized under the 1998 Plan, and prohibits repricing of outstanding options without the approval of the Company's shareholders. As a result of the plan amendment to the 1998 Equity Incentive Plan, the Company's 1992 Stock Option Plan was terminated with respect to all shares for which options had not been granted and any shares related to options which are subsequently forfeited or cancelled. As of December 31, 2001, 7,500,000 shares of common stock have been reserved for issuance under the plan, of which 2,654,833 were available for grant. Restricted shares granted under the plan vest 33 1/3% on the third, fourth and fifth anniversary date of the grant. During the years ended 2001, 2000 and 1999, the Company issued 57,500, 367,500 and 109,500 restricted stock awards, respectively, with a weighted average value at the time of issue of $11.673 per share, $11.329 per share, and $9.936 per share, respectively. As of December 31, 2001, restrictions remained on 496,856 shares and 91,669 shares have been surrendered.




The following table shows the changes in options outstanding under all plans for the years ended 2001, 2000 and 1999:



                                       At 85% of Market    At or Above Market
                                   ---------------------  --------------------
                                                Weighted              Weighted
                                     Shares       Avg.      Shares      Avg.
                                                 Price                  Price
                                   ----------  ---------  ---------  ---------

Outstanding on December 31, 1998   1,083,200   $  3.779   4,204,875   $  9.690
  Granted                             58,000      6.059     866,500      9.669
  Surrendered                        (67,200)     7.665    (716,130)    11.992
  Exercised	                    (184,240)     1.836    (237,900)     3.332
                                   ----------  ---------  ---------  ---------

Outstanding on December 31, 1999     889,760      3.737   4,117,345      9.652
  Granted                              7,000      9.188   2,574,500     10.961
  Surrendered                        (50,750)     8.031    (634,580)    11.283
  Exercised                         (188,770)     2.552    (360,060)     4.848
                                   ----------  ---------  ---------  ---------

Outstanding on December 31, 2000     657,240      4.282   5,697,205     10.200
  Granted                                 --         --   1,806,608     10.432
  Surrendered                         (7,330)     9.799    (556,270)    12.503
  Exercised                          (69,850)     2.263    (434,599)     4.240
                                   ----------  ---------  ---------  ---------

Outstanding on December 31, 2001     580,060    $ 4.455   6,512,944    $10.465
                                   ----------  ---------  ---------  ---------

Exercisable at December 31, 2001     158,300    $ 7.268   2,810,986    $ 9.091
                                   ==========  =========  =========  =========





The following table summarizes information about stock options outstanding at December 31, 2001:


                OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
---------------------------------------------------  ----------------------
                               Weighted
                               Average    Weighted                Weighted
                              Remaining    Average                Average
Range of          Number      Contractual  Exercise    Number     Exercise
Exercise Prices  Outstanding  Life (Years) Price     Exercisable  Price
---------------- ----------- ------------- --------  ----------- ----------
$ 1.541 -  1.813    316,980       1.31     $ 1.588     316,980    $ 1.588
  2.325 -  3.281    745,571       3.23       2.721     745,571      2.721
  4.625 -  6.890    749,205       8.36       5.756     211,905      5.963
  7.063 - 10.375  1,499,940       4.10       7.890     487,730      8.144
 10.625 - 15.820  2,885,108       8.15      11.579     619,500     11.595
 16.000 - 20.188    896,200       6.42      19.332     587,600     20.003
---------------- ----------- ------------- --------  ----------- ----------
$ 1.541 - 20.188  7,093,004       6.27     $ 9.076   2,969,286    $ 8.994
================ =========== ============= ========  =========== ==========


Non-Employee Director Compensation Plan - Effective September 1, 1998, the Board of Directors terminated the Non-employee Director Stock Plan and adopted the Global Industries, Ltd., Non-Employee Directors' Compensation Plan (the "Directors Compensation Plan"). Under the Directors' Compensation Plan, each non-employee director may elect to defer receipt of all or part of his or her annual retainer and meeting fees. In lieu of cash and accrued interest, each non-employee director may elect to base the deferred fees on Stock Units which have the same value as common stock and increase and decrease in value to the full extent of any increase or decrease in the value of the common stock. Also, each non-employee director may receive up to $20,000 of his or her annual retainer and meeting fees in shares of common stock. With respect to annual retainer fees and meeting fees earned after December 31, 1998, each non-employee director must elect to receive at least $20,000 in common stock or Stock Units. The maximum number of shares of common stock that may be issued under the plan is 25,000. As of December 31, 2001, 9,512 shares of common stock have been issued under the plan.


1995 Employee Stock Purchase Plan - The Global Industries,
Ltd. 1995 Employee Stock Purchase Plan ("Purchase Plan") provides a method for substantially all employees to voluntarily purchase a maximum of 2,400,000 shares of the Company's common stock at favorable terms. Under the Purchase Plan, eligible employees may authorize payroll deductions that are used at the end of the Option Period to acquire shares of common stock at 85% of the fair market value on the first or last day of the Option Period, whichever is lower. In August 1997, shareholders approved an amendment to the plan whereby the plan has a twelve-month and a six-month Option Period in each year. In October 1998, the Board of Directors further amended the plan effective December 31, 1998, to, among other items, change the twelve-month Option Period to begin January 1 of each year and the six-month Option Period to begin July 1 of each year. For the year ended December 31, 2001, 224 employees purchased 114,737 shares at a weighted average cost of $7.565 per share. For the year ended December 31, 2000, 283 employees purchased 154,247 shares at a weighted average cost of $7.154 per share. For the year ended December 31, 1999, 276 employees purchased 154,299 shares at a weighted average cost of $5.630 per share. At December 31, 2001, 1,368,220 shares were available for issuance under the plan.


Proforma Disclosure - In accordance with APB 25, compensation cost has been recorded in the Company's financial statements based on the intrinsic value (i.e., the excess of the market price of stock to be issued over the exercise price) of restricted stock awards and shares subject to options. Additionally, under APB 25, the Company's employee stock purchase plan is considered noncompensatory and, accordingly, no compensation cost has been recognized in the financial statements. Had compensation cost for the Company's grants under stock-based compensation arrangements for the years ended 2001, 2000 and 1999, been determined consistent with SFAS 123, the Company's net income (loss) and net income (loss) per share amounts for the respective periods would approximate the following proforma amounts (in thousands, except per share data):


                        Year Ended         Year Ended           Year Ended
                        December 31,      December 31,         December, 31
                     ----------------- -------------------  -------------------
                           2001                2000                1999
                     ----------------- -------------------  -------------------
                     Reported Proforma  Reported  Proforma   Reported  Proforma
                     -------- -------- --------- ---------  --------- ---------

Net income (loss)    $ 6,156  $   469  $(16,690) $(21,555)  $ (1,131) $ (4,670)
                     ======== ======== ========= =========  ========= =========
Net income (loss)
  per share
  Basic              $  0.07  $  0.01  $  (0.18) $  (0.23)  $  (0.01) $  (0.05)
  Diluted            $  0.07  $  0.01  $  (0.18) $  (0.23)  $  (0.01) $  (0.05)
                     ======== ======== ========= =========  ========= =========


The weighted-average fair value of options that were granted during the year ended December 31, 2001 was $7.95. The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 64.71%, (iii) risk-free interest rate of 5.08%, and
(iv) expected life of 5.00 years.


The weighted-average fair value of options granted during the year ended December 31, 2000 was $7.83. The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 64.89%, (iii) risk-free interest rate of 5.13%, and (iv) expected life of 7.00 years.

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


Basic and Diluted Net Income (loss) Per Share - The following table presents the reconciliation between basic shares and diluted shares (in thousands, except per share data):

                                                               Income (Loss)
                    Net Income    Weighted-Average Shares        Per Share
                    ----------   ---------------------------  ----------------
                     (Loss)      Basic  Incremental  Diluted   Basic  Diluted
                    ----------   ------ -----------  -------  ------ ---------

Year ended
December 31, 2001   $   6,156    92,753     1,094    93,847   $ 0.07  $ 0.07
Year ended
December 31, 2000     (16,690)   91,982        --    91,982    (0.18)  (0.18)
Year ended
December 31, 1999      (1,131)   90,700        --    90,700    (0.01)  (0.01)



Options to purchase 1,970,808 shares of common stock, at an exercise price range of $11.31 to $20.19 per share, were outstanding at December 31, 2001, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

All options outstanding during the years ended 2000 and 1999 were excluded from the computation of diluted EPS because the effect of their inclusion is antidilutive.



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

Gulf of Mexico Offshore Construction is principally services performed using the Company's construction barges in the Gulf of Mexico, including pipelay and derrick services and the Company's SWATH vessel, Pioneer. In order to provide consistency with management reporting, the Pioneer has been reassigned to the Gulf of Mexico Offshore Construction Segment for 2000. The Pioneer was previously reported under the Gulf of Mexico Marine Support Segment. Gulf of Mexico Diving is all diving services including those performed using dive support vessels. Gulf of Mexico Marine Support includes services performed using liftboat services, crewboat services, and transportation services. Latin America, West Africa, Asia Pacific, and Middle East include a broad range of offshore construction services, including pipelay and derrick, diving, offshore support vessels, and trenching services. In 1999, Latin America also included services and equipment provided to CCC and the 49% equity in CCC's results to July 1, 1999, the effective date of the Company's disposal of its ownership interest in CCC (see Note 12). Many of the Company's services are integrated, and thus, are performed for other of the Company's segments, typically at rates charged to external customers.

The following tables show information about the profit or loss and assets of each of the Company's reportable segments for the years ended 2001, 2000, and 1999. The information contains certain allocations of corporate expenses that the Company deems reasonable and appropriate for the evaluation of results of operations. Segment assets do not include intersegment receivable balances as the Company feels that such inclusion would be misleading or not meaningful. Segment assets are determined by where they are situated at period-end. Because the Company offers an integrated range of services, some assets are used by more than one segment. However, the Company feels that allocating the value of those assets among segments is impractical.



                                        Year Ended    Year Ended   Year Ended
                                       December 31,  December 31,  December, 31
                                       ------------  ------------  ------------
                                           2001          2000          1999
                                       ------------  ------------  ------------
                                                    (in thousands)

Revenues from external customers:
 Gulf of Mexico Offshore Construction  $   126,214   $   111,133   $   117,378
 Gulf of Mexico Diving                      26,263        19,859        19,141
 Gulf of Mexico Marine Support	            39,141        25,322        17,114
 West Africa                                30,557        33,394        81,137
 Latin America	                            60,856        60,789        91,332
 Asia Pacific                              111,429        34,265        56,098
 Middle East                                11,265        12,819         4,006
                                       ------------  ------------  ------------
                                       $   405,725   $   297,581  $    386,206
                                       ============  ============  ============


Intersegment revenues:
 Gulf of Mexico Offshore Construction  $     4,352   $     2,043  $      3,695
 Gulf of Mexico Diving                      15,827        17,923        10,186
 Gulf of Mexico Marine Support               4,091         4,620         4,126
 West Africa                                    --            --            --
 Latin America                                  --            --            --
 Asia Pacific                                   --            --            --
 Middle East                                    --            --            --
                                       ------------  ------------  ------------
                                       $    24,270   $    24,586   $     18,007
                                       ============  ============  ============

Interest expense:
 Gulf of Mexico Offshore Construction  $     5,433   $     5,498   $     3,435
 Gulf of Mexico Diving                         972           965           832
 Gulf of Mexico Marine Support               1,955         1,685         1,680
 West Africa                                 2,130         1,782         1,243
 Latin America                               6,769         5,474         3,812
 Asia Pacific                                5,016         4,678         2,481
 Middle East                                 1,053         1,188           417
                                       ------------  ------------  ------------
                                       $    23,238   $    21,270   $    13,900
                                       ============  ============  ============


Depreciation and amortization:
 Gulf of Mexico Offshore Construction  $    15,253   $    10,409   $    22,742
 Gulf of Mexico Diving                       4,006         3,459         3,250
 Gulf of Mexico Marine Support               5,469         5,829         6,819
 West Africa                                 1,713         2,395         4,295
 Latin America                               8,338         8,837         6,595
 Asia Pacific                               11,318         7,862         5,664
 Middle East                                 2,271         3,116         3,157
                                       ------------  ------------  ------------
                                       $    48,368   $    41,907   $    52,522
                                       ============  ============  ============


Income (loss) before income taxes:
 Gulf of Mexico Offshore Construction  $    (2,294)  $    (2,693)  $     3,856
 Gulf of Mexico Diving                       2,671         2,050          (891)
 Gulf of Mexico Marine Support              15,507         4,739        (1,383)
 West Africa                                 1,409        (5,070)        8,224
 Latin America                                 931            39         5,472
 Asia Pacific                               (2,881)      (14,287)      (10,451)
 Middle East                                (3,441)       (3,460)       (6,816)
                                       ------------  ------------   -----------
                                       $    11,902   $   (18,682)   $   (1,989)
                                       ============  ============   ===========

Segment assets at period-end:
 Gulf of Mexico Offshore Construction  $   295,403   $   269,907    $  264,151
 Gulf of Mexico Diving	                    26,641        34,578        30,980
 Gulf of Mexico Marine Support              34,410        30,440        34,960
 West Africa                                50,031        31,554        61,643
 Latin America	                           106,819       140,184       135,446
 Asia Pacific	                           185,444       151,133       145,808
 Middle East                                16,840        33,658        34,275
                                       ------------  ------------  ------------
                                       $   715,588   $   691,454   $   707,263
                                       ============  ============  ============

Expenditures for long-lived assets:
 Gulf of Mexico Offshore Construction  $     9,170   $    13,007   $     7,076
 Gulf of Mexico Diving                         380           317           963
 Gulf of Mexico Marine Support                  82         5,205         1,220
 West Africa                                   511           230           386
 Latin America                                  --           136        58,174
 Asia Pacific                                3,279           331         9,305
 Middle East                                    18           131           129
                                       ------------  ------------  ------------
                                       $    13,440   $    19,357   $    77,253
                                       ============  ============  ============



The following table reconciles the reportable segments' revenues, income (loss) before income taxes, assets, and other items presented above, to the Company's consolidated totals.

                                        Year Ended    Year Ended   Year Ended
                                       December 31,  December 31,  December, 31
                                       ------------  ------------  ------------
                                           2001          2000          1999
                                       ------------  ------------  ------------
                                                    (in thousands)

Revenues
  Total for reportable segments        $   429,995   $   322,167   $   404,213
  Total for other segments	               379         1,164         1,757
  Elimination of intersegment
   revenues                                (24,270)      (24,586)      (18,518)
                                       ------------  ------------  ------------
  Total consolidated revenues          $   406,104   $   298,745   $   387,452
                                       ============  ============  ============

Income (loss) before income taxes
  Total for reportable segments        $    11,902   $   (18,682)  $    (1,989)
  Total for other segments                      67           (32)          336
  Unallocated corp. (expenses)
   income                                   (1,547)           --        (7,035)
                                       ------------  ------------  ------------
  Total consolidated income
   (loss) before tax                   $    10,422   $   (18,714)  $    (8,688)
                                       ============  ============  ============


Segment assets at period-end
  Total for reportable segments        $   715,588   $   691,454   $   707,263
  Total for other segments	                --         2,648         4,052
  Corporate assets                          32,589        36,085        44,620
                                       ------------  ------------  ------------
Total consolidated assets              $   748,177   $   730,187   $   755,935
                                       ============  ============  ============

Other items:
  Interest expense
  Total for reportable segments        $    23,328   $    21,270   $    13,900
  Total for other segments                      --            23            64
  Unallocated (over allocated)
   corp. interest expense                   (1,460)        1,469           536
                                       ------------  ------------  ------------

Total consolidated interest expense    $    21,868   $    22,762   $    14,500
                                       ============  ============  ============


Depreciation and amortization
  Total for reportable segments        $    48,368   $    41,907   $    52,522
  Total for other segments                      --           108           237
  Unallocated corporate
   depreciation                              5,553         3,903         2,247
                                       ------------  ------------  ------------
Total consolidated depreciation and
  Amortization                         $    53,921   $    45,918   $    55,006
                                       ============  ============  ============


Expenditures for long-lived assets
  Total for reportable segments        $    13,440   $    19,357   $    77,253
  Total for other segments                      --            --             1
  Corporate expenditures                       429         1,188        10,105
                                       ------------  ------------  ------------
  Total consolidated expenditures      $    13,869   $    20,545   $    87,359
                                       ============  ============  ============

The following table presents the Company's revenues from external customers attributed to operations in the United States and foreign areas and long-lived assets in the United States and foreign areas.


                                        Year Ended    Year Ended   Year Ended
                                       December 31,  December 31,  December, 31
                                       ------------  ------------  ------------
                                           2001          2000          1999
                                       ------------  ------------  ------------

Revenues from external customers
  United States                        $   191,997   $   157,478   $   154,879
  Foreign areas	                           214,107       141,267       232,573
                                       ------------  ------------  ------------
                                       $   406,104   $   298,745   $   387,452
                                       ============  ============  ============

Long-lived assets at period-end
  United States                        $   302,182   $   313,274   $   315,884
  Foreign areas	                           200,076       211,727       223,294
                                       ------------  ------------  ------------
                                       $   502,258   $   525,001   $   539,178
                                       ============  ============  ============



9. Major Customers

Sales to various customers for 2001, 2000 and 1999, that amount to 10% or more of the Company's revenues, follows:


                                   Year Ended     Year Ended    Year Ended
                                  December 31,    December 31,  December, 31
                                 --------------  -------------  -------------
                                      2001          2000          1999
                                 --------------  -------------  -------------
                                             (dollars in thousands)

                                    Amt.     %      Amt.    %      Amt.    %
                                 --------- ----  -------- ----  -------- ----

Customer A                       $ 45,014   11%  $     --  --   $     --  --
Customer B                             --   --%    47,926  16%    70,264  18%
Customer C                             --   --%        --  --     42,223  11%
Customer D                         51,388   13%    42,580  14%        --  --


Sales to Customer A for all periods presented in the table were reported by the Company's Asia Pacific segment. Sales to Customer B were reported by the Company's Gulf of Mexico segments and its West Africa segments. Sales to Customer C and Customer D were reported by the Company's Latin America segment.




10.	Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information for 2001, 2000 and 1999 are as follows:


                                        Year Ended    Year Ended   Year Ended
                                       December 31,  December 31, December, 31
                                       ------------  -----------  ------------
                                           2001          2000          1999
                                       ------------  -----------  ------------
                                             (dollars in thousands)

Cash paid for:
  Interest, net of amount capitalized  $    23,218   $   17,530   $    16,223
  Income taxes                               4,281        5,387         4,931

Non-cash investing and financing
 activities:
  In connection with acquisitions,
  liabilities assumed were as follows:
    Fair value of assets acquired, net
      of cash acquired                          --           --        27,246
    Goodwill acquired                           --           --        43,085
                                       ------------  -----------  ------------
    Fair value of liabilities assumed   $       --   $       --   $    70,331
                                       ============  ===========  ============


    Other Non-Cash Transactions:

During 2001, 2000 and 1999, the tax effect of the exercise of stock options resulted in an increase in additional paid-in capital and reductions to income taxes payable of $0.6 million, $1.3 million, and $0.7 million, respectively.



11. Interim Financial Information (Unaudited)

The following is a summary of consolidated interim financial information for 2001 and 2000:

                                            Three Months Ended
                                 -------------------------------------------
                                  March 31   June 30    Sept. 30   Dec. 31
                                 ---------- ---------- ---------- ----------
                                 (in thousands, except per share amounts)

Year Ended December 31, 2001
Revenues                         $ 71,271   $ 109,018  $ 115,859  $ 109,956
Gross profit                        9,067      20,531     22,385     18,866
Net income (loss)                  (3,071)      2,841      4,324      2,062
Net income (loss) per share
  Basic                          $  (0.03)  $    0.03  $    0.05  $    0.02
  Diluted                        $  (0.03)  $    0.03  $    0.05  $    0.02


                                 -------------------------------------------
                                  March 31   June 30    Sept. 30   Dec. 31
                                 ---------- ---------- ---------- ----------
                                 (in thousands, except per share amounts)




Year Ended December 31, 2000
Revenues                         $  78,740  $  68,022  $  79,319  $  72,664
Gross profit                         5,146      6,459     13,911      9,867
Net loss                            (6,801)    (5,470)      (708)    (3,711)
Net loss per share
  Basic                          $   (0.07) $   (0.06) $   (0.01) $   (0.04)
  Diluted                        $   (0.07) $   (0.06) $   (0.01) $   (0.04)




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

The following unaudited proforma income statement data for the year ended 1999 reflects the acquisition assuming it occurred effective April 1, 1998:


                                               Year Ended
                                              December 31,
                                            ---------------
                                                 1999
                                            ---------------
Revenues                                     $     505,346
Net loss	                                   (10,190)
Net loss per share:
  Basic                                      $       (0.11)
  Diluted                                    $       (0.11)



Prior to the aforementioned sale of its 49% ownership interest in CCC, the Company's investment in CCC was accounted for under the equity method.

During 1999, the Company advanced funds to CCC (under interest bearing and non-interest bearing arrangements), provided barge charters, diving and other construction support services to CCC, and was reimbursed for expenditures paid on behalf of CCC. Included in the accompanying balance sheet as "other receivables" at December 31, 2000 is amounts due from CCC totaling $4.0 million. Revenues and expense reimbursements relating to transactions with CCC approximated $6.5 million and $0.7 million, respectively, for the year ended December 31, 1999. No interest income related to advances to CCC was recognized during the years ended 2001, 2000 and 1999.

During the course of Global's business relationship with CCC, various contract disputes arose and Global pursued certain legal remedies regarding these disputes during 2000 and 2001. On November 2, 2001, the Company entered into a settlement agreement with CCC to settle any and all disputes. This settlement agreement resulted in a non-cash gain of approximately $3.9 million ($2.3 million after tax) which is included in the Company's gross profit for the fourth quarter of 2001.



13.	Oceaneering Transaction

On September 30, 2000, the Company completed a transaction to exchange certain of its remotely operated vehicles (ROV) assets for certain non-U.S. diving assets of Oceaneering International, Inc. and share certain international facilities with Oceaneering in Asia and Australia. Global conveyed to Oceaneering its ROVs and related equipment in Asia and Australia and its ROV Triton XL-II in the Gulf of Mexico. In exchange, Oceaneering conveyed to Global the dive support vessel Ocean Winsertor along with air and saturation diving equipment in Asia, Australia, China, and the Middle East. The assets received were accounted for based on the fair value of the assets conveyed to Oceaneering. As the fair value of the assets exchanged approximated their book value, no gain or loss was recognized.




ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

None




                               PART III


ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following includes all directors and executive officers of the Company as of December 31, 2001. All executive officers and directors named below are elected annually and hold office until a successor has been duly elected and qualified.

Name                    Age     Position
----                    ---     --------
William J. Dore'         59     Chairman of the Board of Directors and Chief
                                 Executive Officer
James C. Day              59     Director
Edward P. Djerejian      63     Director
Edgar G. Hotard          58     Director
Richard A. Pattarozzi    58     Director
James L. Payne           65     Director
Michael J. Pollock       55     Director
Peter S. Atkinson        54     President
Timothy W. Miciotto      58     Senior Vice President, Chief Financial Officer
Nicolas A. Alvarado      57     Senior Vice President, Worldwide Business
                                 Development and Latin America
Byron W. Baker           46     Senior Vice President, Equipment, Operations
                                 and Regulatory
R. Craig Broussard       40     Senior Vice President, Asia Pacific
Wilmer J. Buckley, Jr.   52     Senior Vice President, Human Resources
James J. Dore'           47     Senior Vice President, Diving and Special
                                 Services
Lawrence C. McClure      46     Senior Vice President, Offshore Construction
                                 Division/Engineering
Robert L. Patrick        51     Senior Vice President, Project Management
                                 Services
Russell J. Robicheaux    53     Senior Vice President, General Counsel


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

James C. Day joined the Board of Directors of the Company in February 1993. Mr. Day has been Chairman of the Board of Directors since October 1992, and Chief Executive Officer since January 1984, of Noble Drilling Corporation, a Houston, Texas based offshore drilling contractor. He previously also served as President of Noble Drilling. He serves as a Trustee of the Samuel Roberts Noble Foundation, Inc. He has served as Chairman of the International Association of Drilling Contractors, the National Ocean Industries Association, and currently serves on the Board of the American Petroleum Institute. Mr. Day received a BS degree in Business Administration from Phillips University.

Edward P. Djerejian joined the Board of Directors of the Company in February 1996. Since August 1994, Mr. Djerejian has been the Director of the James A. Baker III Institute of Public Policy at Rice University. A former United States Ambassador, he served as U.S. Ambassador to Israel in 1994. During his more than thirty years in the United States Foreign Service, Mr. Djerejian served as U.S. Ambassador to the Syrian Arab Republic, and as Assistant Secretary of State for Near Eastern Affairs under Presidents Bush and Clinton. He received the Department of State's Distinguished Service Award in 1993 and the President's Distinguished Service Award in 1994. Mr. Djerejian is a graduate of the School of Foreign Service at Georgetown University and serves on the Board of Directors of Occidental Petroleum Corporation and Baker Hughes, Inc.

Edgar G. Hotard joined the Board of Directors in May 1999.
Mr. Hotard is an independent consultant/investor, having retired as President and Chief Operating Officer of Praxair, Inc. in January 1999 where he was first elected President and a Board Director in 1992. When Praxair was spun off from Union Carbide Corporation in 1992, Mr. Hotard was a Union Carbide corporate Vice-president. Mr. Hotard serves on the Board of Directors of EDGEN Corporation, Global Power Equipment Group, Inc., and Home Care Supply, Inc. He is Chairman of Spectral Genomics, Inc.,
Surface Logix, Inc., and Monitor Group (China). He currently serves on the Board of Directors of the US China Business Council, is past Chairman of the Compressed Gas Association and a founding sponsor of the China Economic and Technology Alliance. In December 2000, he received the Great Wall Award from the municipality of Beijing, China. Mr. Hotard received a BS degree in Mechanical Engineering from Northwestern University.


Richard A. Pattarozzi joined the Board of Directors of the Company in May 2000. Mr. Pattarozzi retired as Vice President of Shell Oil Company in January 2000. He also previously served as President and Chief Executive Officer for both Shell Deepwater Development, Inc. and Shell Deepwater Production, Inc. Mr. Pattarozzi serves on the Board of Directors of Stone Energy, Inc., Transocean Sedco Forex, Inc., OSCA, Inc., and Tidewater, Inc,.
He received a BS degree in Civil Engineering from the University of Illinois.

James L. Payne joined the Board of Directors of the Company in December 2000. Since October 2001, Mr. Payne has been Chief Executive Officer and President of Nuevo Energy Corporation. Mr. Payne retired as Vice Chairman of Devon Energy, Inc. in January 2001. Prior to its merger with Devon Energy, Mr. Payne was Chief Executive Officer and Chairman of Santa Fe Snyder, Inc. Mr. Payne serves on the Board of Directors of Nabors Industries, B.J. Services Company and Nuevo Energy Corporation. Mr. Payne is a graduate of the Colorado School of Mines and received an MBA from Golden State University.

Michael J. Pollock joined the Board of Directors of the Company in 1992. Mr. Pollock retired from the Company in February 1998. The Company employed him for eight years, most recently as Vice President, Chief Financial Officer and Treasurer. From September 1990 to December 1992, Mr. Pollock was Treasurer and Chief Financial Officer of the Company and from December 1992 until April 1996 was Vice President, Chief Administrative Officer. Mr. Pollock currently serves as Director and Chief Executive Officer of CoStreet Communications, Inc., (formerly Orbis1 Carrier Services). He received a BS degree from the University of Louisiana-Lafayette. Mr. Pollock is a certified public accountant and a certified internal auditor.

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

Mr. Miciotto joined the Company as Vice President and Chief Financial Officer in June 2000. In August 2001, he was named Senior Vice President, Chief Financial Officer. Mr. Miciotto has over thirty years of experience in both domestic and international financial management positions with McDermott International, Inc., including resident experience in Lebanon, Belgium, England and Singapore. Prior to joining Global, he had been Director - Materials and Transportation with McDermott International, Inc. for the preceding five years.

Mr. Alvarado joined the Company as Vice President, Worldwide Business Development in May 2000. In October 2000, Mr. Alvarado assumed additional responsibilities for the Company's Latin America operations. In August 2001, he was named Senior Vice President, Worldwide Business Development and Latin America. Mr. Alvarado previously served as General Manager for Chevron in Venezuela. He has over thirty years of experience in various domestic and international management positions with Chevron, including more than fifteen years resident experience in Venezuela, Australia, Canada, Indonesia and Europe.

Mr. Baker joined the Company in April 1997 as Operations
Manager in Mexico. In 1999, he was named International Offshore Operations Manager. In February 2000, Mr. Baker was appointed Vice President, Offshore Operations. In August 2001, he was named Senior Vice President, Equipment, Operations, and Regulatory. Prior to joining Global, he served as Operations Manager at J. Ray McDermott. In addition to serving at McDermott, he served in an operational capacity at Offshore Pipelines, Inc. He has more than twenty-five years of experience in the offshore construction industry.

Mr. Broussard joined the Company in June 1990 as Regional Marketing Representative. Mr. Broussard has served in various roles in the Company's domestic divisions including management positions in marketing and sales, contracts and estimating, operations, and projects. In addition, Mr. Broussard has served as Manager of Proposals and Projects Middle East, based in Sharjah, United Arab Emirates. Mr. Broussard served as Regional Manager Asia Pacific based in Singapore from July 1998 through March 2000. Mr. Broussard was named Vice President, Asia Pacific/Middle East in April 2000. In August 2001, he was named Senior Vice President, Asia Pacific.

Mr. Buckley joined the Company in February 1995 as Corporate Director of Human Resources. Mr. Buckley was named Vice President, Human Resources in April 1997. In August 2001, he was named Senior Vice President, Human Resources. He has more than twenty years of professional experience in human resources and has held corporate-level positions with two major offshore contractors, including resident experience in the Middle East and Southeast Asia.

Mr. James Dore' has over twenty years of service with the Company. He held a number of management positions with responsibility for marketing, contracts and estimating, and diving operations. Mr. Dore' was named Vice President, Marketing in March 1993, Vice President, Special Services in November 1994 and Vice President, Diving and Special Services in February 1996. In August 2001, he was named Senior Vice President, Diving and Special Services. In January 2001, Mr. Dore' became President of the Association of Diving Contractors. Mr. Dore' is the brother of William J. Dore'.

Mr. McClure joined the Company in January 1989 as Assistant Operations Manager and was promoted to Manager of Estimating and Engineering in February 1992. In February 1995, he was named Vice President, Estimating and Engineering. Mr. McClure was named Vice President, Offshore Construction in February 1996. In May 2000, he was named Vice President, Offshore Construction Division/Engineering. In August 2001, he was named Senior Vice President, OCD and Engineering. Mr. McClure has over twenty years of experience in the offshore construction business.

Mr. Patrick joined the Company in July 1995 as Operations Manager for the West Africa Division. In August 2001, he was named Senior Vice President, Project Management Services. Prior to joining Global, Mr. Patrick served as Vice President of Operations for Ugland in Mexico for five years. He has also managed projects in India, West Africa, the Gulf of Mexico and offshore California. Mr. Patrick has over twenty-five years of experience in marine engineering and offshore construction.

Mr. Robicheaux joined the Company in August 1999 as Vice President and General Counsel. In August 2001, he was named Senior Vice President, General Counsel. Prior to joining the Company, Mr. Robicheaux had been Assistant General Counsel with
J. Ray McDermott, S.A. since 1995. In addition, he served in various engineering and legal capacities at McDermott International, Inc. for the preceding twenty-five years, including design and field engineering, project engineering, estimating and project management.


      SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The Company believes, based upon a review of the forms and amendments furnished to it, that during the year ended December 31, 2001, the Company's directors and officers complied with the filing requirements under Section 16(a) of the Securities Exchange Act, except for Mr. William Dore', an executive officer of the Company, who was late in filing one statement of changes in beneficial ownership on a Form 4 with respect to one transaction.


ITEM 11.	EXECUTIVE COMPENSATION.

The following table sets forth the cash compensation paid or accrued for services rendered in all capacities to the Company during the last three years to the Company's Chief Executive Officer and each of the Company's other four most highly compensated executive officers who earned more than $100,000 in salary and bonus in the year ended December 31, 2001 (the "Named Executives").



                           Annual Compensation                Long-Term Compensation

                                                                               Securities
                                                   Other Annual    Restricted  Underlying    All Other
                                   Salary   Bonus  Compensation   Stock Awards  Options    Compensation
Name and Principal Position  Year    ($)    ($)     ($) (2)        ($) (2)       (#)        ($)(4)
---------------------------  ----  -------  ------  ------------  ------------ ----------  ------------
William J. Dore'             2001  328,125      --       8,742            --     172,000        3,362
Chairman of the Board        2000  337,500      --      12,843       213,750     176,000        7,652
and Chief Executive          1999  282,500      --      27,204       482,500     200,000        3,050
Officer

Peter S. Atkinson            2001  190,000      --       5,400            --      62,000        3,284
President                    2000  193,750      --       6,900       213,750      60,000        5,469
                             1999  139,875  10,000      31,757       150,781      60,000       	1,518

Timothy W. Miciotto (5)      2001  156,750      --       5,400            --      36,000       	1,658
Senior Vice President,       2000   96,250      --      18,400       141,000      15,000        1,346
Chief Financial Officer

James J. Dore'               2001  147,250      --       5,400            --      30,000        2,836
Senior Vice President,       2000  150,000  13,333(1)    5,400            --      40,000     	4,932
Diving, and Special          1999  129,094      --       5,400            --      10,000        2,192
Services

Nicolas A. Alvarado (6)      2001  144,375      --       4,316            --      40,000          595
Senior Vice President,       2000  106,250      --       2,322       116,250      20,000          516
Worldwide Business
Development and Latin
America

Robert L. Patrick           2001   144,375      --       5,400            --      22,000        2,815
Senior Vice President,      2000   138,300      --       5,400       160,313      50,000        4,095
Project Management          1999    97,250      --       1,575        20,125      15,000        1,927
Services


------------------------

(1) Includes amounts awarded under the Company's Performance Bonus Plan adopted in 1998 pursuant to which performance awards granted in 1998 are paid in three annual installments with the first being paid at the time of award. Under this plan, Mr.
James Dore' received an award of $40,000, of which 2/3 was paid during the year ended December 31, 1998, and 1/3 was paid in February 2000.

(2) Amounts shown include the following: (i) Mr. William Dore' for all years presented, primarily represents expenditures paid or incurred by the Company for Mr. Dore''s personal account which were not reimbursed and were included in his income for tax purposes; (ii) Mr. Atkinson for 2001, 2000 and 1999:
relocation bonus, living allowance, and/or moving expenses -
$0, $1,500, and $26,357, respectively; auto allowance -
$5,400, $5,400, and $5,400 respectively; (iii) Mr. Miciotto for 2001 and 2000: relocation bonus, living allowance, and/or moving expenses - $0, and $15,250, respectively; automobile allowance and/or value of personal use of Company automobile - $5,400 and $3,150, respectively, (iv) Mr. James Dore' for
2001, 2000 and 1999: automobile allowance and/or value of personal use of Company automobile - $5,400, $5,400, and $5,400, respectively; and (v) Mr. Alvarado for 2001 and 2000: automobile allowance and/or value of personal use of Company automobile - $4,316 and $2,322, respectively. (vi) Mr.
Patrick for 2001, 2000, and 1999: automobile allowance and/or value of personal use of Company automobile - $5,400, $5,400, and $1,575 respectively.

(3) Based on the closing price of the Company's Common Stock on the date of grant. On December 31, 2001, the aggregate number of restricted shares held by Messrs. William Dore', Atkinson, Miciotto, James Dore', Alvarado, and Patrick, was 60,000, 34,500, 8,000, -0-, 10,000, and 22,333, respectively;
and the aggregate value of such shares held by each based upon the $8.90 market value on December 31, 2001, was $534,000, $307,050, $71,200, $0, $89,000, and $198,764,
respectively. The Company does not currently pay dividends on Common Stock; however, it would pay dividends on the restricted stock should its dividend policy change.

(4) For each year, includes the aggregate value of contributions and allocations to the Company's Profit Sharing and Retirement Plan, matching Company contributions to the Company's 401(k) plan, and the value of term life insurance coverage provided. During 2001: (i) contributions and allocations to the Company's Profit Sharing and Retirement Plan were: Mr. William Dore' - $1,840; Mr. Atkinson - $1,840; Mr. James Dore' -
$1,624; and Mr. Patrick - $1,497; (ii) matching contributions to the Company's 401(k) plan were: Mr. Atkinson, Mr. Miciotto, Mr. James Dore' and Mr. Patrick, - $1,000 each; (iii) the value of term life insurance coverage provided was: Mr.
William Dore' - $1,522; Mr. Atkinson - $444; Mr. Miciotto - $658, Mr. James Dore' - $213; Mr. Alvarado - $595; and Mr. Patrick - $318.

(5) Mr. Miciotto joined the Company in June 2000.

(6) Mr. Alvarado joined the Company in April 2000.





The following table contains information concerning grants of stock options under the Company's Stock Option Plans to the Named Executives during 2001.



                     Option Grants During the Last Fiscal Year


                               Individual Grants
      ---------------------------------------------------------------------------

                                                                                                   Potential Realizable Value
                                                                                                   at Assumed Annual Rate of
                                     % of Total                                                    Stock Price Appreciation
                                   Options Granted   Fair Market                                     for Option Term($)(2)
                        Options    to Employees in  Value on date   Exercise Price   Expiration  -----------------------------
     Name             Granted (1)    Fiscal Year     of Grant ($)   Per Share ($)      Date         0%        5%        10%
------------------    -----------  ---------------  -------------   --------------   ----------  -------- ---------- ---------
William J. Dore'      172,000            9.5%            9.50             9.50         8/7/11       --    1,027,614  2,604,175
Peter S. Atkinson      62,000            3.4%            9.50             9.50         8/7/11       --      370,419    938,714
Timothy W. Miciotto    36,000            2.0%            9.50             9.50         8/7/11       --      215,082    545,060
James J. Dore'         30,000            1.7%            9.50             9.50         8/7/11       --      179,235    454,217
Nicolas A. Alvarado    40,000            2.2%            9.50             9.50         8/7/11       --      238,980    605,622
Robert L. Patrick      22,000            1.2%            9.50             9.50         8/7/11       --      131,439    333,092


-----------------
(1) All options vest 20% on each anniversary of the date of grant.
(2) The potential realizable value reflects price appreciation over the option exercise price.




The table below sets forth the aggregate option exercises during the year ended December 31, 2001 and the value of outstanding options at December 31, 2001 held by the Named Executives.


                  Aggregated Option Exercises During Fiscal 2001
                        and Option Values at Period End

                                                      Securities
                                                      Underlying     Value of Unexercised
                                                     Unexercised        In-the-Money
                                                      Options at          Options at
                                                     Period End (#)   Period End ($)(*)
                                                    ---------------  --------------------

                           Shares
                        Acquired on      Value        Exercisable/      Exercisable/
Name                    Exercise (#)  Realized ($)   Unexercisable      Unexercisable
--------------         -------------  ------------  ---------------  -----------------
William J. Dore'             --           --        175,200/472,800                0/0
Peter S. Atkinson            --           --         51,000/156,000      33,081/23,387
Timothy W. Miciotto          --           --           3,000/48,000                0/0
James J. Dore'               --           --         178,400/76,000   1,107,219/12,100
Nicolas A. Alvarado          --           --           4,000/56,000                0/0
Robert L. Patrick            --           --          45,600/72,000      1,200/154,790

----------------

(*) Based on the difference between the closing sale price of the Common Stock of $8.90 on December 31, 2001, and the exercise price.


The Company's 1992 Stock Option Plan and the 1998 Equity Incentive Plan (the "Option Plans") provide that, upon a change of control, the Compensation Committee may accelerate the vesting of options, cancel options and make payments in respect thereof in cash in accordance with the Option Plans, adjust the outstanding options as appropriate to reflect such change of control, or provide that each option shall thereafter be exercisable for the number and class of securities or property that the optionee would have been entitled to had the option already been exercised. The Option Plans provide that a change of control occurs if any person, entity or group (other than William J. Dore' and his affiliates) acquires or gains ownership or control of more than 50% of the outstanding Common Stock or, if after certain enumerated transactions, the persons who were directors before such transaction cease to constitute a majority of the Board of Directors.

James J. Dore' entered into an agreement with the Company that provides certain severance benefits in the event his employment is terminated under certain circumstances within two years following a change of control of the Company. The agreement is for a term of one year and automatically renews each January 1 absent notice to the contrary from the Company; however, if a change of control occurs during the term of the agreement, the agreement cannot terminate until two years after the change of control.

The agreement provides that if the Company terminates Mr.
Dore's employment other than due to death, disability, retirement or cause, or if Mr. Dore' terminates his employment with the Company for "good reason," in each case within two years following a change in control, then he shall be entitled to the following benefits and payments: (1) a payment equal to Mr. Dore's full base salary through the date of termination plus a pro rata payment based on the highest bonus or incentive compensation received in any one of the three fiscal years immediately preceding the fiscal year in which the termination occurred, or the number of days elapsed in the fiscal year in which the termination occurs; (2) a payment equal to 2.99 times the higher of (i) the highest base salary plus any bonus paid to Mr. Dore' in any one of the five fiscal years preceding the fiscal year in which the termination occurred or (ii) Mr. Dore's annualized includable compensation for the base period (as defined in Section 280G(d)(1)of the Internal Revenue Code); (3) all stock options held by Mr. Dore' (whether or not then exercisable) shall be surrendered to the Company in exchange for a cash payment equal to the difference between the exercise price and the closing price of the Company's common stock on the date of notice of termination, and all restrictions on any restricted stock granted to Mr. Dore' shall lapse; (4) a payment of the difference between what Mr. Dore' is entitled to receive under the Company's retirement plans upon his termination and the amount he would have been entitled to had he been fully vested under such plans upon his termination; (5) continued welfare benefit coverage for two years following his termination, or retiree medical benefits for life, if Mr. Dore' would have been entitled to such benefits had he voluntarily retired on such date; and (6) certain other expenses or losses related to Mr. Dore's termination. The aggregate compensation payable under the change in control agreement and any other payments that constitute "parachute payments" (as defined in Section
280G(b)(2) of the Internal Revenue Code), shall be reduced to an amount that is one dollar less than three times his annualized includable compensation. If Mr. Dore's employment is terminated for cause, then he shall be entitled only to receive his current salary plus any incentive compensation through the date notice of termination is given. If Mr. Dore' is unable to perform his duties due to incapacity after a change of control, he will continue to receive his full base salary and incentive compensation at the rate then in effect until the agreement is terminated.


Generally a change of control occurs if a person or group acquires 50% or more of the voting stock of the Company, or a merger or sale or transfer of substantially all of the Company's assets or after a contested election, persons who were directors before such election cease to constitute a majority of the Board of Directors.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT.


Stock Ownership of Directors and Executive Officers

The table below sets forth the ownership of the Company's
Common Stock, as of March 1, 2002, by (i) each of the Company's directors, (ii) each executive officer named in the Summary Compensation Table included under "Compensation of Executive Officers," and (iii) all directors and executive officers of the Company as a group. Except as otherwise indicated, the persons listed below have sole voting power and investment power over the shares beneficially held by them.


                                    Shares Owned Beneficially
                                   ---------------------------
Name                                  Number         Percent
----                                ----------       -------
William J. Dore' (1) (2)            28,730,734         30.9%
Peter S. Atkinson (2)	               102,168           *
Timothy W. Miciotto(2)                  24,101           *
James J. Dore' (2)                     304,487           *
Nicolas A. Alvarado (2)	                18,000           *
Robert L. Patrick (2)	                80,994           *
James C. Day	                        14,424           *
Edward P. Djerejian	                11,114           *
Edgar G. Hotard                          3,546           *
Michael J. Pollock	                11,677           *
Richard A. Pattarozzi                       --           *
James L. Payne	                        10,000           *




All directors and executive
officers as a group
   (17 persons)                     29,699,219         31.9%

---------------------------
* Less than 1%
(1)Includes 866,962 shares held by the Company's Retirement
Plan of which Mr. Dore' acts as Trustee. Mr. Dore' disclaims beneficial ownership of all of such shares except the 214,485 shares held by the Retirement Plan allocated to his account.

(2)Includes shares issued pursuant to restricted stock awards granted to Mr. William Dore' - 60,000 shares; Mr. Atkinson - 34,500 shares; Mr. Miciotto - 8,000 shares; Mr. Alvarado - 10,000 shares, Mr. Patrick - 22,333 shares, and all executive officers as a group - 202,833; shares allocated to such person's account in the Retirement Plan are as follows: Mr. Atkinson - 269; Mr. James Dore' - 11,453 shares; Mr. Patrick - 728 shares; and all directors and executives as a group - 866,962; and the shares issuable upon exercise of stock options exercisable within sixty days as follows: Mr. William Dore' - 210,400 shares; Mr. Atkinson - 65,000 shares; Mr. Miciotto - 3,000 shares, Mr. James Dore' - 188,400 shares; Mr. Alvarado - 8,000 shares; Mr. Patrick - 56,600 shares; and all directors and executive officers as a group - 835,300 shares.



Stock Ownership of Certain Beneficial Owners

The following, to the Company's knowledge, as of the date of this proxy statement, are the only beneficial owners of 5% or more of the outstanding Common Stock except as shown in the table above.


Name and Address of           Number of Shares    Percent
Beneficial Owner              of Common Stock    of Class
----------------------------  ----------------   --------

Mellon Financial Corporation    4,947,854(1)       5.3%
One Mellon Center
Pittsburgh, PA  15258

FMR Corporation                 8,976,355(2)       9.7%
82 Devonshire Street
Boston, MA  02109

----------------------------
(1)Based solely on information furnished in Schedule 13G filed with the Securities and Exchange Commission by such persons on January 24, 2002. Includes 3,772,929 shares of Common
Stock with sole voting and investment power.

(2)Based solely on information furnished in Schedule 13G filed with the Securities and Exchange Commission by such persons on February 14, 2002. Includes 1,076,695 shares of Common
Stock with sole voting and investment power.




ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company leases an office building and adjacent land on which it has built a training facility in Lafayette, Louisiana from William J. Dore', the Company's Chairman of the Board and Chief Executive Officer. The lease agreement with Mr. Dore' for the Lafayette office building and adjacent land currently provides for aggregate monthly lease payments of $3,917 and expired on December 31, 2001. The Company made aggregate lease payments to Mr. Dore' under the lease agreement of $47,004 during 2001. In January 2002, the lease agreement with Mr. Dore' was extended until December 31, 2004.



PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K.

(a)     1.  Financial Statements
            Included in Part II of this report.
            Independent Auditors' Report.
            Consolidated Balance Sheets as of December 31, 2001 and 2000. Consolidated Statements of Operations for the years ended December 31, 2001, 2000, and 1999.
            Consolidated Statements of Shareholders' Equity for the
              years ended December 31, 2001, 2000, and 1999.
            Consolidated Statements of Cash Flows for the years
              ended December 31, 2001, 2000, and 1999.
            Consolidated Statements of Comprehensive Income (Loss)
              for the years ended December 31, 2001, 2000, and 1999.
            Notes to Consolidated Financial Statements.

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

            Exhibit
            Number
            -------

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
                     to Exhibit 4.1 to the Form S-1 filed by Registrant
                     (Reg. No.33-56600).
            10.1@ - Global Industries, Ltd. 1992 Stock Option Plan, incorporated by reference to Exhibit 10.1 to the Form S-1 filed by Registrant (Reg. No. 33-56600).
            10.2@ - Global Industries, Ltd. Profit Sharing and Retirement Plan, as amended, incorporated by reference to Exhibit 10.2 to the Form S-1 filed by Registrant (Reg. No. 33-56600).
            10.3  -  Agreement of Lease dated May 1, 1992, between
                     SFIC Gulf Coast Properties, Inc. and Global
                     Pipelines PLUS, Inc., incorporated by
                     reference to Exhibit 10.6 to the Form S-1 filed by Registrant (Reg. No. 33-56600).
            10.4  -  Lease Extension and Amendment Agreement dated
                     January 1, 1996, between Global Industries,
                     Ltd. and William J. Dore' relating to the Lafayette office and adjacent land incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.
            10.5  -  Agreement between Global Divers and
                     Contractors, Inc. and Colorado School of
                     Mines, dated October 15, 1991, incorporated by reference to Exhibit 10.20 to the Form S-1 filed by Registrant (Reg. No. 33-56600).
            10.6  -  Sublicense Agreement between Santa Fe
                     International Corporation and Global
                     Pipelines PLUS, Inc. dated May 24, 1990, relating to the Chickasaw's reel pipelaying technology, incorporated by reference to
                     Exhibit 10.21 to the Form S-1 filed by
                     Registrant (Reg. No. 33-56600).
            10.7  -  Non-Competition Agreement and Registration
                     Rights Agreement between the Registrant and William J. Dore', incorporated by reference to Exhibit 10.23 to the Form S-1 filed by Registrant (Reg. No. 33-56600).
            10.8@ -  Global Industries, Ltd. Restricted Stock
                     Plan, incorporated by reference to Exhibit
                     10.25 to the Form S-1 filed by Registrant
                     (Reg. No. 33-56600).
            10.9@ -  Second Amendment to the Global Industries,
                     Ltd. Profit Sharing Plan, incorporated by reference to Exhibit 10.19 to the Registrant's Registration Statement on Form
                     S-1 (Reg. No. 33-81322).
            10.10@-  Global Industries, Ltd. 1995 Employee Stock
                     Purchase Plan incorporated by reference to
                     Exhibit 10.20 to the Registrant's Annual
                     Report on Form 10-K for the fiscal year ended
                     March 31, 1995.
            10.11 -  Trust Indenture relating to United States
                     Government Guaranteed Ship Financing
                     Obligations between Global Industries, Ltd., shipowner, and Hibernia National Bank,
                     Indenture Trustee, dated as of September 27,
                     1994, incorporated by reference to Exhibit
                     10.22 to the Registrant's Annual Report on
                     Form 10-K for the fiscal year ended March 31, 1995.
            10.12@-  Amendment to Global Industries, Ltd. 1992
                     Stock Option Plan incorporated by reference to Exhibit 10.23 to the Registrant's Annual
                     Report on Form 10-K for the fiscal year ended
                     March 31, 1996.
            10.13 -  Trust Indenture relating to United States
                     Government Guaranteed Ship Financing
                     Obligations between Global Industries, Ltd., shipowner, and First National Bank of Commerce, Indenture Trustee, dated as of August 15, 1996, incorporated by reference to
                     Exhibit 10.21 to the Registrant's Annual
                     Report on Form 10-K for the fiscal year ended
                     March 31, 1997.
            10.14 -  Form of Indemnification Agreement between the
                     Registrant and each of the Registrant's
                     directors, incorporated by reference to
                     Exhibit 10.22 to the Registrant's Annual
                     Report on Form 10-K for the fiscal year ended
                     March 31, 1997.
            10.15@-  1996 Amendment to Global Industries, Ltd.
                     1995 Employee Stock Purchase Plan,
                     incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.
            10.16 -  Amendment Assignment and Assumption of
                     Authorization Agreement relating to United
                     States Government Ship Financing obligations between Global Industries, Ltd., shipowner, and First National Bank of Commerce,
                     Indenture Trustee, dated as of October 23,
                     1996, incorporated by reference to Exhibit
                     10.27 to the Registrant's Annual Report on
                     Form 10-K for the fiscal year ended March 31, 1997.
            10.17@-  Global Industries, Ltd. 1998 Equity Incentive
                     Plan incorporated by reference to exhibit
                     10.28 to the Registrant's Annual Report on
                     Form 10-K for the fiscal year ended March 31, 1998.
            10.18 -  Acquisition Agreement among the Registrant
                     Sub Sea International and Dresser Industries, dated, June 24, 1997, incorporated by reference to Exhibit 21 to the Registrant's current report on Form 8-K dated August 8, 1997.
            10.19 -  Facilities Agreement (related to Carlyss
                     Facility) by and between the Registrant and Lake Charles Harbor and Terminal District dated as of November 1, 1997, incorporated by reference to Exhibit 10.2 to Registrant's
                     Quarterly Report on Form 10-Q for the
                     quarterly period ended December 31, 1997.
            10.20 -  Ground Lease and Lease-Back Agreement
                     (related to Carlyss Facility) by and between the Registrant and Lake Charles Harbor and
                     Terminal District dated as of November 1,
                     1997, incorporated by reference to Exhibit
                     10.3 to Registrant's Quarterly Report on Form
                     10-Q for the quarterly period ended December 31, 1997.
            10.21 - Trust Indenture (related to Carlyss Facility) by and between Lake Charles Harbor and Terminal District and First National Bank of
                     Commerce, as Trustee, dated as of November 1, 1997, incorporated by reference to Exhibit
                     10.4 to Registrant's Quarterly Report on Form
                     10-Q for the quarterly period ended December 31, 1997.
            10.22 -  Pledge and Security Agreement (related to
                     Carlyss Facility) by and between Registrant and Bank One, Louisiana, National
                     Association, dated as of November 1, 1997, incorporated by reference to Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997.
            10.23@-  Global Industries, Ltd. Non-Employee
                     Directors Compensation Plan incorporated by reference to Exhibit 4.1 to Registrant's
                     Registration Statement on Form S-8 (Reg. No. 333-69949).
            10.24 -  Transaction Agreement between Global
                     Industries, Ltd., and CCC Fabricaciones Y
                     Construcciones, S.A. de C.V. dated July 1,
                     1999. Incorporated by reference to Exhibit
                     2.1 to Registrant's Quarterly Report on Form
                     10-Q for the quarterly period ended June 30, 1999.
            10.25 -  Share Purchase Agreement between Global
                     Industries, Ltd. and ETPM, S.A. incorporated by reference to Exhibit 2.1 to Registrants'
                     Quarterly Report on Form 10-Q for the
                     quarterly period ended June 30, 1999.
            10.26 -  Trust Indenture relating to United States
                     Government Guaranteed Ship Financing
                     Obligations between Global Industries, Ltd., shipowner, and Wells Fargo Bank, Indenture
                     Trustee, dated as of February 22, 2000.
                     Incorporated by reference to Exhibit 10.33 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.
            10.27 -  Credit Agreement dated as of December 30,
                     1999 by, and Among Bank One, National
                     Association, as agent for lenders Global
                     Industries, Ltd. and Global Offshore Mexico,
                     S. DE R.L. DE C.V. Incorporated by reference to Exhibit 10.34 to Registrant's Annual
                     Report on Form 10-K for the year ended
                     December 31, 1999.
            10.28 -  Assignment and Assumption Agreement and First
                     Amendment to loan agreement between CCC
                     Fabricationes y Construcciones, SA de CV,
                     Heller Financial, Inc., Grupo Consorcio
                     Fabricaciones y Construcciones, SA de CV,
                     Global Industries, Ltd., and Global
                     Industries Offshore, Inc. Incorporated by reference to Exhibit 10.35 to Registrant's
                     Annual Report on Form 10-K for the year ended
                     December 31, 1999.
            10.29 -  Credit Agreement Amendment No. 2 dated
                     September 18, 2000 among Global Industries,
                     Ltd., Global Offshore Mexico, S. DE R.L. DE
                     C.V., the Lenders and Bank One, NA, as
                     administrative agent for the Lenders.
                     Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10Q for the quarterly period ended September 30, 2000.
            10.30 -  Asset Acquisition Agreement by and between
                     Global Industries, Ltd. and Oceaneering
                     International, Inc. dated as of September 30,
                     2000.  Incorporated by reference to Exhibit
                     10.2 to Registrant's Quarterly Report on Form
                     10Q for the quarterly period ended September 30, 2000.
            10.31@-  2000 Amendment to Global Industries, Ltd.
                     1998 Equity Incentive Plan.
            10.32 - Severance Agreement dated February 22, 1995 between Global Industries, Ltd. and James J.Dore'.
            10.33 - Credit Agreement Amendment No. 3 dated August 7, 2001 among Global Industries, Ltd., Global
                     Offshore Mexico, S. DE R.L. DE C.V., the
                     Lenders and Bank One, NA, as administrative agent for the Lenders.
           *10.34 -  Credit Agreement Amendment dated
                     November 30, 2001 among Global Industries,
                     Ltd., Global Offshore Mexico, S. DE R.L. DE
                     C.V., the Lenders and Bank One, NA, as
                     administrative agent for the Lenders.
           *10.35 -  Credit Agreement Amendment dated March
                     18, 2002 among Global Industries, Ltd.,
                     Global Offshore Mexico, S. DE R.L. DE C.V., the Lenders and Bank One, NA, as administrative agent for the Lenders.
           *10.36 - Commitment Letter dated March 19, 2002 among Global Industries, Ltd. and Bank One Capital Markets, Inc.
            *21.1 -  Subsidiaries of the Registrant.
            *23.1 -  Consent of Deloitte & Touche LLP.



	*Filed herewith.
        @Management Compensation Plan or Agreement.

(b)   Reports on Form 8-K - The Company filed two reports on Form
      8-K during the year ended December 31, 2001, both of which reported information under Item 9 and were dated July 27, 2001 and December 17, 2001, respectively.





                               Global Industries, Ltd.

                     Schedule II Valuation and Qualifying Accounts

                 For the Years Ended December 31, 2001, 2000, and 1999
                                (Thousands of dollars)


                                           Additions
                                     -----------------------
                          Balance at  Charged to  Charged             Balance
                          Beginning   Costs and   to Other             at End
Description               of Period   Expenses    Accounts Deductions of Period
-----------------------  -----------  ----------  -------- ---------- ---------
Year ended December 31,
  2001
Allowances for doubtful
  accounts                $   9,481    $  1,442    $   --   $  8,420   $ 2,503


Year ended December 31,
  2000
Allowances for doubtful
  accounts                $   8,156    $  6,072    $   --   $  4,747   $ 9,481

Year ended December 31,
  1999
Allowances for doubtful
  accounts                $   1,274    $  7,692    $   --   $    810   $ 8,156







SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GLOBAL INDUSTRIES, LTD.

                                     By:  /s/  TIMOTHY W. MICIOTTO
                                         --------------------------
                                            Timothy W. Miciotto
                                 Senior Vice President, Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

March 18, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ WILLIAM J. DORE'
--------------------------
William J. Dore'            Chairman of the Board,              March 18, 2002
                            Chief Executive Officer and
                            Director

/s/ TIMOTHY W. MICIOTTO
-------------------------
Timothy W. Miciotto         Senior Vice President, Chief        March 18, 2002
                            Financial  Officer (Principal
                            Financial and Accounting Officer)

/s/ JAMES C. DAY
-------------------------
James C. Day                Director                            March 18, 2002


/s/ EDWARD P. DJEREJIAN
-------------------------
Edward P. Djerejian         Director                            March 18, 2002


/s/ EDGAR G. HOTARD
-------------------------
Edgar G. Hotard             Director                            March 18, 2002


/s/ RICHARD A. PATTAROZZI
-------------------------
Richard A. Pattarozzi       Director                            March 18, 2002


/s/ JAMES L. PAYNE
-------------------------
James L. Payne              Director                            March 18, 2002


/s/ MICHAEL J. POLLOCK
-------------------------
Michael J. Pollock          Director                            March 18, 2002