Form 10-Q
period 2002-03-31
GLOBAL INDUSTRIES LTD
filed 2002-05-10
CIK 895663

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549


                               FORM 10-Q


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended March 31, 2002


                      Commission File Number: 2-56600


                           Global Industries, Ltd.


          (Exact name of registrant as specified in its charter)


Louisiana                                                        72-1212563
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)



8000 Global Drive                                                     70665
Carlyss, Louisiana                                                (Zip Code)
(Address of principal executive offices)


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



                    APPLICABLE ONLY TO CORPORATE ISSUERS:

        The number of shares of the Registrant's Common Stock outstanding, as of May 1, 2002 was 102,499,424.




                             Global Industries, Ltd.
                               Index - Form 10-Q



                                   Part I


Item 1. Financial Statements - Unaudited
        Independent Accountants' Report                                 3
        Consolidated Statements of Operations                           4
        Consolidated Balance Sheets                                     5
        Consolidated Statements of Cash Flows                           6
        Notes to Consolidated Financial Statements                      7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                            11

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk                                                    16


                                   Part  II

Item 1. Legal Proceedings                                              18

Item 6. Exhibits and Reports of Form 8-K	                       18

        Signature	                                               19




                          PART 1 - FINANCIAL INFORMATION


Item 1. 	Financial Statements.


INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Shareholders of Global Industries, Ltd.

We have reviewed the condensed consolidated financial statements of Global Industries, Ltd. and subsidiaries, as listed in the accompanying index, as of March 31, 2002 and for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Global Industries, Ltd. and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, shareholders' equity, cash flows, and comprehensive income (loss) for the year then ended (not presented herein); and in our report dated February 13, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

May 1, 2002
New Orleans, Louisiana




                             Global Industries, Ltd.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in thousands, except per share data)
                                  (Unaudited)



                                                Quarter Ended March 31,
                                                -----------------------
                                                  2002          2001
                                                -----------  ----------

Revenues                                         $  104,665   $  71,271

Cost of Revenues                                    97,793      62,204

Gross Profit                                         6,872       9,067

Goodwill Amortization                                   --         743
Selling, General and Administrative Expenses         9,196       8,909
                                                -----------  ----------

Operating Loss                                      (2,324)       (585)
                                                -----------  ----------

Other Expense (Income):
  Interest expense                                   4,358       5,330
  Other                                                757      (1,229)
                                                -----------  ----------
                                                     5,115       4,101
                                                -----------  ----------

Loss Before Income Taxes                            (7,439)     (4,686)
Provision (Benefit) for Income Taxes                (2,603)     (1,615)
                                                -----------  ----------

Net Loss                                        $   (4,836)  $  (3,071)
                                                ===========  ==========


Weighted Average Common Shares Outstanding:
  Basic                                         93,986,000   92,501,000
  Diluted                                       93,986,000   92,501,000
Net Loss Per Share:
  Basic                                         $    (0.05)  $   (0.03)
  Diluted                                       $    (0.05)  $   (0.03)



                     See Notes to Consolidated Financial Statements.





                             Global Industries, Ltd.
                           CONSOLIDATED BALANCE SHEETS
                              (Dollars in thousands)
                                  (Unaudited)


                                                 March 31,    December 31,

                                                   2002          2001
                                                -----------  -------------

ASSETS
Current Assets:
  Cash                                          $   31,602    $   11,540
  Escrowed funds                                        78            78
  Receivables - net of allowance of
    $1,865 for 2002 and $2,503 for
    2001, respectively                             143,364       146,595
  Prepaid expenses and other                        20,872        19,673
  Assets held for sale                                 276         2,795
                                                -----------  -------------
    Total current assets                           196,192       180,681
                                                -----------  -------------
Escrowed Funds                                          --            15
                                                -----------  -------------
Property and Equipment, net                        501,875       502,258
                                                -----------  -------------
Other Assets:
  Deferred charges, net                             21,450        22,771
  Goodwill, net                                     38,032        38,032
  Other                                              5,096         4,420
                                                -----------  -------------
        Total other assets                          64,578        65,223
                                                -----------  -------------
          Total                                 $  762,645   $   748,177
                                                ===========  =============



LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                              $   68,666   $    64,819
  Current maturities of long-term debt               9,486        26,496
  Employee-related liabilities                       7,879         7,472
  Income taxes payable                               7,200         5,705
  Accrued interest                                   1,612         4,102
  Other accrued liabilities                          5,226         7,529
                                                -----------  -------------
    Total current liabilities                      100,069       116,123


Long-Term Debt	                                   174,453       208,244
                                                -----------  -------------
Deferred Income Taxes	                            21,265        25,996
                                                -----------  -------------
Other Liabilities                                      817         1,050
                                                -----------  -------------


Shareholders' Equity:
  Common stock issued, 103,040,869 and
    94,381,167 shares, respectively                  1,030           944
  Additional paid-in capital                       300,254       226,654
  Treasury stock at cost (1,429,500
    shares)                                        (15,012)      (15,012)
  Accumulated other comprehensive loss              (9,986)      (10,413)
  Retained earnings                                189,755       194,591
                                                -----------  -------------
    Total shareholders' equity                     466,041       396,764
                                                -----------  -------------
      Total                                     $  762,645   $   748,177
                                                ===========  =============


                    See Notes to Consolidated Financial Statements.





                             Global Industries, Ltd.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (Unaudited)

                                                  Quarter Ended March 31,
                                                  -----------------------
                                                    2002          2001
                                                  -----------  ----------

Cash Flows From Operating Activities:
Net loss                                          $   (4,836)  $  (3,071)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Depreciation and amortization                     13,361      12,193
    Gain on sale, disposal of property and
      equipment                                         (805)       (918)
    Provision for (recovery of) doubtful
      accounts                                           917      (4,679)
    Deferred income taxes                             (4,731)     (2,532)
    Other                                                (39)        (22)
    Changes in operating assets and liabilities
      Receivables                                      1,545       2,433
      Receivables from unconsolidated affiliate           --       2,238
      Prepaid expenses and other                      (1,199)        372
      Accounts payable and other current
        liabilities                                    1,150      (4,282)
                                                  -----------  ----------
      Net cash provided by operating
        activities                                     5,363       1,732
                                                  -----------  ----------


Cash Flows From Investing Activities:
Proceeds from sale of assets                           3,324       2,000
Decrease in escrowed funds, net                           15         769
Additions to property and equipment                   (7,465)     (1,044)
Additions to deferred charges                         (3,621)     (7,570)
                                                  -----------  ----------
      Net cash used in investing activities           (7,747)     (5,845)
                                                  -----------  ----------


Cash Flows From Financing Activities:
Proceeds from sale of common stock, net               73,247       2,042
Proceeds from long-term debt                          47,400      24,000
Repayment of long-term debt                          (98,201)    (32,819)
                                                  -----------  ----------
      Net cash provided by (used in)
        financing activities                          22,446      (6,777)
                                                  -----------  ----------

Cash:
Increase (Decrease)                                   20,062     (10,890)
Beginning of period	                              11,540      25,462
                                                  -----------  ----------
End of period                                     $   31,602   $  14,572
                                                  ===========  ==========


                 See Notes to Consolidated Financial Statements.








                             Global Industries, Ltd.
         Notes to Consolidated Financial Statements (Unaudited)


1. Basis of Presentation - The accompanying unaudited condensed consolidated financial statements include the accounts of Global Industries, Ltd. and its subsidiaries (the
        "Company").

        In the opinion of management of the Company, all adjustments (such adjustments consisting only of a normal recurring nature) necessary for a fair presentation of the operating results for the interim periods presented have been included in the unaudited condensed consolidated financial statements. Operating results for the period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

        Independent public accountants as stated in their report included herein, have reviewed the financial statements required by Rule 10-01 of Regulation S-X.

        Certain reclassifications have been made to the prior period financial statements in order to conform to the classifications adopted for reporting in fiscal year 2002.

2. New Accounting Pronouncement - In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS ") No. 142,
        "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement. AS SFAS No. 142 allows, the Company will complete the required impairment test in the second quarter of 2002. The Company has not determined the impact that this statement will have on it consolidated financial position or results of operation.

        In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill upon the adoption of this statement on January 1, 2002. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of tax follows (in thousands, except per share data):


                                                   Three Months Ended
                                                         March 31,
                                                   -----------------------
                                                     2002          2001
                                                   -----------  ----------

        Reported net loss                          $   (4,836)  $  (3,071)
        Add: Goodwill amortization, net of tax             --         487
                                                   -----------  ----------

          Adjusted net loss                        $   (4,836)  $  (2,584)
                                                   ===========  ==========

        Reported net loss per share                     (0.05)      (0.03)
        Add: Goodwill amortization, net
          of tax per basic share                           --        0.00
                                                   -----------  ----------

        Adjusted diluted earnings per share        $    (0.05)  $   (0.03)
                                                   ===========  ==========

        The carrying amount of goodwill as of March 31, 2002 and December 31, 2001, is approximately $38.0 million and is entirely attributable to the Company's Latin America segment.

        SFAS No. 143, "Accounting for Asset Retirement Obligations", requires the recording of liabilities for all legal obligations associated with the retirement of long- lived assets that result from the normal operation of those assets. These liabilities are required to be recorded at their fair values (which are likely to be the present values of the estimated future cash flows) in the period in which they are incurred. SFAS No. 143 requires the associated asset retirement costs to be capitalized as part of the carrying amount of the long-lived asset. The asset retirement obligation will be accreted each year through a charge to expense. The amounts added to the carrying amounts of the assets will be depreciated over the useful lives of the assets. The Company is required to implement SFAS No. 143 on January 1, 2003, and has not determined the impact that this statement will have on its consolidated financial position or results of operations.

        SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", promulgates standards for measuring and recording impairments of long-lived assets. Additionally, this standard establishes requirements for classifying an asset as held for sale, and changes existing accounting and reporting standards for discontinued operations and exchanges for long-lived assets. The Company implemented SFAS No. 144 on January 1, 2002, which did not have a material effect on its financial position or results of operations.

3. Financing Arrangements - During the quarter the Company maintained a credit facility, which consisted of a $51.0 million term loan facility and a $100.0 million revolving loan facility. On March 27, 2002, the term loan facility was repaid in its entirety from the proceeds of an equity offering as discussed below. The remaining facility, at March 31, 2002, consisted exclusively of the $100.0 million revolving loan facility. This facility matures on December 30, 2004. The revolving loan facility permits both prime rate bank borrowings and London Interbank Offered Rate ("LIBOR") borrowings plus a floating spread. The spreads can range from 1.00% to 2.25% and 2.25% to 3.50% for prime rate and LIBOR based borrowings, respectively. In addition, the credit facility allows for certain fixed rate interest options on amounts outstanding. Stock of the Company's subsidiaries, certain real estate, and the majority of the Company's vessels collateralize the loans under the credit facility. On March 18, 2002, the Company amended its credit facility. The amendment reduced the requirement of the consolidated net worth covenant to $440.0 million for the quarter ending June 30, 2002 and thereafter. The Company paid an amendment fee of $0.2 million. The revolving loan facility is subject to certain financial covenants. At March 31, 2002, the Company was in compliance with its credit facility.

        On April 30, 2002, the Company amended and restated its revolving loan facility to provide an additional $48.0 million 364-day revolving credit line. As a result of this amendment, the Company's aggregate revolving facilities total $148.0 million. The Company paid a $0.4 million fee for this amendment. This new credit line was entered into to provide additional working capital for the Company in anticipation of increases in activity. The amended revolving loan facility is subject to certain financial covenants.

        As of May 1, 2002, the Company had an aggregate of $69.2 million of credit capacity under its two revolving credit facilities.

        The Company completed a secondary offering of 8.5 million shares of common stock and 0.9 million shares of common stock on March 27, 2002 and April 2, 2002, respectively, which raised $79.6 million in aggregate net proceeds. The Company received $72.3 million and $7.3 million of proceeds in March 2002 and April 2002, respectively. These proceeds were used to repay $51.0 million in outstanding indebtedness under the Company's term loan facility and $16.0 million under the Company's revolving loan facility on March 27, 2002. The remaining proceeds will be used to repay indebtedness.

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

        In the normal course of its business activities, the Company provides letters of credit to secure the performance and/or payment of obligations, including the payment of worker's compensation obligations. Additionally, the Company has issued a letter of credit as collateral for $27.6 million of Port Improvement Revenue Bonds. At March 31, 2002, outstanding letters of credit approximated $42.7 million. Also in the normal course of its business activities, the Company provides guarantee and performance, bid, and payment bonds. Some of these financial instruments are secured by parent company guarantees. The aggregate of these financial instruments at March 31, 2002 was $14.4 million.

        The Company estimates that the cost to complete capital expenditure projects in progress at March 31, 2002 approximates $2.9 million.

5. Industry Segment Information - The following table's present information about the profit or loss of each of the Company's reportable segments for the quarters ended March 31, 2002 and 2001. The information contains certain allocations of corporate expenses that the Company deems reasonable and appropriate for the evaluation of results of operations.


                                                  Quarter Ended March 31,
                                                  -----------------------
                                                    2002          2001
                                                  -----------  ----------
                                                       (in thousands)
Revenues from external customers:
  Gulf of Mexico Offshore Construction            $   14,494   $  23,732
  Gulf of Mexico Diving                                2,551       4,819
  Gulf of Mexico Marine Support                        7,730       9,918
  West Africa                                         23,725      10,046
  Latin America                                       38,915       4,127
  Asia Pacific                                        14,496      13,069
  Middle East                                          2,754       5,323
                                                  -----------  ----------
                                                  $  104,665   $  71,034
                                                  ===========  ==========

Intersegment revenues:
  Gulf of Mexico Offshore Construction            $    1,231   $     480
  Gulf of Mexico Diving                                3,710       2,355
  Gulf of Mexico Marine Support                          860         838
                                                  -----------  ----------
                                                  $    5,801   $   3,673
                                                  ===========  ==========


Income (loss) before income taxes:
  Gulf of Mexico Offshore Construction            $   (7,156)  $  (2,881)
  Gulf of Mexico Diving                               (2,105)     (1,070)
  Gulf of Mexico Marine Support                        1,432       4,900
  West Africa                                          2,861       2,548
  Latin America                                        3,452      (1,782)
  Asia Pacific                                        (4,835)     (5,660)
  Middle East                                           (584)        205
                                                  -----------  ----------
                                                  $   (6,935)  $  (3,740)
                                                  ===========  ==========


The following table reconciles the revenues of the reportable segments and profit or loss presented above, to the Company's consolidated totals.


                                                  Quarter Ended March 31,
                                                  -----------------------
                                                    2002          2001
                                                  -----------  ----------
                                                       (in thousands)

Revenues:
  Total for reportable segments                   $  110,466   $  74,707
  Total for other segments                                --         237
  Elimination of intersegment revenues                (5,801)     (3,673)
                                                  -----------  ----------
    Total consolidated revenues                   $  104,665   $  71,271
                                                  ===========  ==========

Income (Loss):
  Total for reportable segments                   $   (6,935)  $  (3,740)
  Total for other segments (expense)	                  --          64
  Unallocated corporate expense                         (504)     (1,010)
                                                  -----------  ----------
    Total consolidated loss before tax            $   (7,439)  $  (4,686)
                                                  ===========  ==========


6. Comprehensive Income (Loss) - Following is a summary of the Company's comprehensive income (loss) for the three months ended March 31, 2002 and 2001:

                                                  Quarter Ended March 31,
                                                  -----------------------
                                                    2002          2001
                                                  -----------  ----------
                                                       (in thousands)

Net loss                                          $   (4,836)  $  (3,071)
Other comprehensive income (loss):
  Reclassification of realized
    loss on hedging activities                           227          --
  Cumulative effect of adoption of
    SFAS 133 on January 1, 2001                           --      (1,023)
  Unrealized gain (loss) on
    hedging activities                                   200        (467)
                                                  -----------  ----------
Comprehensive loss                                $   (4,409)  $  (4,561)
                                                  ===========  ==========


Item 2.	Management's Discussion and Analysis of Financial
        Condition and Results of Operations

General

The following discussion presents management's discussion and analysis of our financial condition and results of operations. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements for the periods ended March 31, 2002 and 2001, included elsewhere in this report and our audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report of Form 10-K for the year ended December 31, 2001.

Certain of the statements included below, including those regarding future financial performance or results or that are not historical facts, are or contain "forward-looking" information as that term is defined in the Securities Act of 1933, as amended. The words "expect," "believe," "anticipate,"
"project," "estimate," and similar expressions are intended to identify forward-looking statements. We caution readers that any such statements are not guarantees of future performance or events and such statements involve risks, uncertainties and assumptions. In addition to the factors discussed under the heading "Business-Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2001, the factors that could cause actual results to differ from those expected include, but are not limited to, dependence on the oil and gas industry and industry conditions, general economic conditions including interest rates and inflation, competition, ability to obtain funds to finance our business, operating risks, contract bidding risks, the use of estimates for revenue recognition, risks of international operations, risks of vessel construction such as cost overruns, changes in government regulations, and disputes with construction contractors, dependence on key personnel and the availability of skilled workers during periods of strong demand, the impact of regulatory and environmental laws, the ability to obtain insurance, and other factors discussed below. Operating risks include hazards such as vessel capsizing, sinking, grounding, colliding, and sustaining damage in severe weather conditions. These hazards can also cause personal injury, loss of life, and suspension of operations. The risks inherent with international operations include political, social, and economic instability, exchange rate fluctuations, currency restrictions, nullification, modification, or renegotiations of contracts, potential vessel seizure, nationalization of assets, import-export quotas, and other forms of public and governmental regulation. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual results and outcomes may differ materially from those indicated in the forward-looking statements.


Results of Operations

The following table sets forth, for the periods indicated, our statements of operations expressed as a percentage of revenues.

                                                  Quarter Ended March 31,
                                                  -----------------------
                                                    2002          2001
                                                  -----------  ----------

Revenues                                            100.0%       100.0%
Cost of Revenues	                             93.4         87.3
Gross Profit	                                      6.6         12.7
Goodwill Amortization	                               --          1.0
Selling, General and Administrative Expenses	      8.8         12.5
                                                  -----------  ----------
Operating Loss                                       (2.2)        (0.8)
Interest Expense	                              4.2          7.5
Other Expense (income), net                           0.7         (1.7)
                                                  -----------  ----------
Loss Before Income Taxes                             (7.1)        (6.6)
Provision (Benefit) for Income Taxes	             (2.5)        (2.3)
                                                  -----------  ----------
Net Loss	                                     (4.6)%       (4.3)%
                                                  ===========  ==========



Quarter Ended March 31, 2002 Compared to Quarter Ended March 31, 2001

Revenues. Revenues for the quarter ended March 31, 2002 were $104.7 million as compared to $71.3 million for the quarter ended March 31, 2001. This 47% increase in revenues was primarily attributable to an increase in the amount of procurement and subcontract content in current projects in our Latin America and West Africa segments partially offset by decreased activity in the Gulf of Mexico offshore construction, Gulf of Mexico diving, Gulf of Mexico marine support and Middle East segments.

Gross Profit. For the quarter ended March 31, 2002, we had gross profit of $6.9 million compared with $9.1 million for the quarter ended March 31, 2001. The 24% decrease was attributable to changes in the mix of contract work in our Latin America and West Africa segments and decreases in activity and/or pricing reductions in the Gulf of Mexico offshore construction, Gulf of Mexico diving, and Gulf of Mexico marine support segments. As a percentage of revenues, gross profit for the quarter ended March 31, 2002 was 7% compared to 13% for the quarter ended March 31, 2001. The margin on the type of EPIC projects that include a large amount of procurement and subcontract content is generally lower than on our traditional type of construction contract.

Selling, General and Administrative Expenses. For the quarter ended March 31, 2002, selling, general and administrative expenses were $9.2 million as compared to $8.9 million reported during the quarter ended March 31, 2001. This increase is due primarily to increased costs in our Latin America segment related to the increase in activity. As a percentage of revenues, selling, general and administrative expenses decreased to 9% for the quarter ended March 31, 2002, compared to 13% for the quarter ended March 31, 2001.

Depreciation and Amortization. Depreciation and amortization, including amortization of dry-docking costs, for the quarter ended March 31, 2002 was $13.4 million compared to the $12.2 million recorded in the quarter ended March 31, 2001. The increase was primarily due to a $0.9 million charge relating to unamortized term loan origination fees recorded due to the early repayment of our term loan facility. This amount is included in the "Other Expense (Income)" line on our income statement. The increase was partially offset by the cessation of goodwill amortization, beginning January 1, 2002, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets". Amortization of goodwill for the quarter ended March 31, 2001 was $0.7 million.

Interest Expense. Interest expense decreased to $4.4 million for the quarter ended March 31, 2002, from $5.3 million for the quarter ended March 31, 2001. The decrease was due to lower interest rates and lower average outstanding debt levels as compared to the quarter ended March 31, 2001.

Other Expense (Income). Other income decreased $2.0 million to a loss of $0.8 million due primarily to $0.9 million in unamortized term loan origination fees as discussed above. Reduced interest income and increased exchange rate losses during the most recent quarter as compared to the quarter ended March 31, 2001, also contributed to the decrease in other income.

Net Loss. For the quarter ended March 31, 2002, we recorded a net loss of $4.8 million compared to a net loss of $3.1 million recorded for the quarter ended March 31, 2001. Our effective tax rate for the quarter ended March 31, 2002 was 35% compared to 34% for the quarter ended March 31, 2001.

Segment Information. We have identified seven reportable segments as required by SFAS 131. The following discusses the results of operations for each of those reportable segments.

Gulf of Mexico Offshore Construction - Due to decreased activity, revenues declined 35% to $15.7 million (including $1.2 million of intersegment revenues) for the quarter ended March 31, 2002 from to $24.2 million (including $0.5 million of intersegment revenues) for the quarter ended March 31, 2001. Loss before taxes increased to $7.2 million for the quarter ended March 31, 2002 from a loss before taxes of $2.9 million for the quarter ended March 31, 2001. The increase in loss before taxes was due primarily to decreased activity and low margins on one large contract.

Gulf of Mexico Diving - Revenues from diving related services in the Gulf of Mexico decreased 13% to $6.3 million (including $3.7 million of intersegment revenues) for the quarter ended March 31, 2002 from $7.2 million (including $2.4 million of intersegment revenues) for the quarter ended March 31, 2001. Loss before taxes increased by $1.0 million to $2.1 million for the quarter ended March 31, 2002 compared to a loss before taxes of $1.1 million for the quarter ended March 31, 2001. The decline in revenues and increase in the loss before taxes were due primarily to a decrease in activity.

Gulf of Mexico Marine Support - Revenues decreased 20% to $8.6 million (including $0.9 million of intersegment revenues) for the quarter ended March 31, 2002 from $10.8 million (including $0.8 million of intersegment revenues) for the quarter ended March 31, 2001. Approximately one-half of the revenue decrease was due to decreased activity and one-half was due to lower pricing. These declines resulted in a decrease in income before taxes to $1.4 million for the quarter ended March 31, 2002 compared to income before taxes of $4.9 million for the quarter ended March 31, 2001.

West Africa - Revenues increased 137% to $23.7 million for the quarter ended March 31, 2002 compared to $10.0 million for the quarter ended March 31, 2001. The increase in revenues was due to increased activity primarily for work performed on two large contracts, one of which has a large amount of procurement and subcontract content. Income before taxes increased 16% to $2.9 million for the quarter ended March 31, 2002 compared to $2.5 for the same period in 2001. Income before taxes as a percentage of revenues decreased substantially due to the higher percentage of procurement and subcontract content in the contract work in the quarter ended March 31, 2002.

Latin America - Latin America benefited from increased activity during the quarter ended March 31, 2002. Revenues increased significantly to $38.9 million for the quarter ended March 31, 2002 from $4.1 million for the quarter ended March 31, 2001 due primarily to work performed on two large contracts, one of which has a large amount of procurement and subcontractor content. Income before taxes also increased to $3.5 million for the quarter ended March 31, 2002 from a loss before taxes of $1.8 million for the quarter ended March 31, 2001.

Asia Pacific - Revenues increased 11% to $14.5 million for the quarter ended March 31, 2002 from $13.1 million for the quarter ended March 31, 2001 due to increased activity. Loss before taxes was $4.8 million for the quarter ended March 31, 2002 compared to a loss of $5.7 million for the quarter ended March 31, 2001. Sales volume at current margin levels was insufficient to cover certain fixed costs resulting in a loss before tax.

Middle East - For the quarter ended March 31, 2002, revenues decreased 47% to $2.8 million compared to $5.3 million for the quarter ended March 31, 2001 due to decreased activity. As a result, income before taxes decreased to a loss before taxes of $0.6 million for the quarter ended March 31, 2002 compared to income before taxes of $0.2 million for the quarter ended March 31, 2001.


Liquidity and Capital Resources

Our cash balance increased by $20.1 million to $31.6 million at March 31, 2002 from $11.6 million at December 31, 2001. During the quarter ended March 31, 2002, our operations generated cash flow of $5.4 million. Cash from operations and cash from financing activities funded investing activities of $7.7 million. Investing activities consisted principally of capital expenditures and dry-docking costs. Cash generated from financing activities of $22.4 million and the net repayment of debt is a result of the net proceeds of our secondary common stock offering which was completed at the end of March 2002. Working capital increased $31.6 million during the quarter ended March 31, 2002 from $64.6 million at December 31, 2001. The increase in working capital is due to an increase in cash and a decrease in current maturities of long-term both of which are a direct result of our common stock offering. Working capital is anticipated to increase as activity increases. At March 31, 2002, our backlog was $320.0 million, the second largest quarter-end backlog in our history as compared to a backlog of $57.4 million at March 31, 2001. Approximately 53% of the backlog is expected to be performed during 2002.

Our capital expenditures during the quarter ended March 31, 2002 aggregated $7.5 million. We estimate that the cost to complete capital expenditure projects in progress at March 31, 2002 will be approximately $2.9 million, all of which is expected to be incurred during the next twelve months.

Long-term debt outstanding at March 31, 2002 (including current maturities) includes $122.0 million of Title XI bonds, $27.6 million of Lake Charles Harbor and Terminal District bonds, $3.5 million of Heller Financial debt, and $30.0 million drawn against the credit facility discussed below.

During the quarter we maintained a credit facility, which consisted of a $51.0 million term loan facility and a $100.0 million revolving loan facility. On March 27, 2002, the term loan facility was repaid in its entirety from the proceeds of an equity offering as discussed below. The remaining facility, at March 31, 2002, consisted exclusively of the $100.0 million revolving loan facility. This facility matures on December 30, 2004. The revolving loan facility permits both prime rate bank borrowings and London Interbank Offered Rate ("LIBOR") borrowings plus a floating spread. The spreads can range from 1.00% to 2.25% and 2.25% to 3.50% for prime rate and LIBOR based borrowings, respectively. In addition, our credit facility allows for certain fixed rate interest options on amounts outstanding. Stock of the subsidiaries, certain real estate, and the majority of our vessels collateralize the loans under the credit facility. On March 18, 2002, we amended our credit facility. The amendment reduced the requirement of the consolidated net worth covenant to $440.0 million for the quarter ending June 30, 2002 and thereafter. We paid an amendment fee of $0.2 million. The revolving loan facility is subject to certain financial covenants. At March 31, 2002, we were in compliance with our credit facility.

On April 30, 2002, we amended and restated our revolving loan facility to provide an additional $48.0 million 364-day revolving credit line. As a result of this amendment, our aggregate revolving facilities total $148.0 million. We paid a $0.4 million fee for this amendment. This new credit line was entered into to provide additional working capital in anticipation of increases in activity. The amended revolving loan facility is subject to certain financial covenants.

As of May 1, 2002, we had an aggregate of $69.2 million of credit capacity under our two revolving credit facilities.
We completed an offering of 8.5 million shares of common stock and 0.9 million shares of common stock on March 27, 2002 and April 2, 2002, respectively, which raised $79.6 million in aggregate net proceeds. We received $72.3 million and $7.3 million of proceeds in March 2002 and April 2002, respectively. These proceeds were used to repay $51.0 million in outstanding indebtedness under our term loan facility and $16.0 million under our revolving loan facility on March 27, 2002. The remaining proceeds will be used to repay indebtedness.

Our Title XI bonds mature in 2020, 2022, and 2025. The bonds carry interest rates of 8.30%, 7.25%, and 7.71% per annum, respectively, and require aggregate semi-annual payments of $2.8 million, plus interest. The agreements pursuant to which the Title XI bonds were issued contain certain covenants, including the maintenance of minimum working capital and net worth requirements. If not met, additional covenants result that restrict our operations and our ability to pay cash dividends. At March 31, 2002, we were in compliance with these covenants.

We also have short-term credit facilities at our foreign locations that aggregate $4.5 million and are secured by letters of credit. Additionally, in the normal course of business, we provide guarantees and performance, bid, and payment bonds pursuant to agreements, or in connection with bidding to obtain such agreements to perform construction services. Some of these guarantees are secured by parent company guarantees. The aggregate of these guarantees and bonds at March 31, 2002 was $14.4 million in surety bonds and $10.9 million in bank guarantees and letters of credit.

We expect funds available under the existing credit facilities, available cash, and cash generated from operations to be sufficient to fund our operations (including the anticipated increase in working capital required to fund increasing activity), scheduled debt retirement, and planned capital expenditures for the next twelve months. In addition, as we have historically done, we will continue to evaluate the merits of any opportunities that may arise for acquisitions of equipment or businesses, which may require additional liquidity. For flexibility, we maintain a shelf registration statement that as of May 1, 2002 permits the issuance of up to $420.0 million of debt and equity securities.

Industry Outlook

The demand for energy and prices of oil and gas both have become more volatile in the recent past and the business environment has become more dynamic. Recently we have been experiencing activity declines in the Gulf of Mexico and activity increases in the Company's international areas. We have been actively monitoring these situations and have been making the appropriate business changes as deemed necessary to capitalize on opportunities. We remain optimistic about our future prospects in all of our geographic regions including the Gulf of Mexico and we are expecting improvement in our results for the remainder of this year.

New Accounting Pronouncement

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS ")
No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement. AS SFAS No. 142 allows, we will complete the required impairment test in the second quarter of 2002. We have not determined the impact that this statement will have on it consolidated financial position or results of operation.

In accordance with SFAS No. 142, we discontinued the amortization of goodwill upon the adoption of this statement on January 1, 2002. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of tax follows (in thousands, except per share data):


                                                    Three Months Ended
                                                         March 31,
                                                  -----------------------
                                                    2002          2001
                                                  -----------  ----------
Reported net loss                                 $   (4,836)  $  (3,071)
Add: Goodwill amortization, net of tax	                  --         487
                                                  -----------  ----------
  Adjusted net loss                               $   (4,836)  $  (2,584)
                                                  ===========  ==========

Reported net loss per share                            (0.05)      (0.03)
Add: Goodwill amortization, net of tax
  per basic share                                        --         0.00
                                                  -----------  ----------
  Adjusted diluted earnings per share             $    (0.05)  $   (0.03)
                                                  ===========  ==========

The carrying amount of goodwill as of March 31, 2002 and December 31, 2001, is approximately $38.0 million and is entirely attributable to the Company's Latin America segment.

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

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", promulgates standards for measuring and recording impairments of long-lived assets. Additionally, this standard establishes requirements for classifying an asset as held for sale, and changes existing accounting and reporting standards for discontinued operations and exchanges for long-lived assets. We implemented SFAS No. 144 on January 1, 2002, which did not have a material effect on our financial position or results of operations.


Item 3.	Quantitative and Qualitative Disclosures about Market Risk

In 2000, we entered into interest rate swap arrangements, which effectively modified the interest characteristics of $30.0 million of our outstanding long-term debt. The agreements involve the exchange of a variable interest rate of LIBOR plus 2.50% for amounts based on fixed interest rates of between 7.32% to 7.38% plus 2.50%. These swaps have maturities between two to fourteen months. These transactions were entered into in the normal course of business primarily to hedge rising interest rates. The estimated fair market value of the interest rate swap based on quoted market prices was ($1.0) million as of March 31, 2002. A hypothetical 100 basis point decrease in the average interest rates applicable to such debt would result in a change of approximately ($0.2) million in the fair value of this instrument. Quantitative and qualitative disclosures about market risk are in
Item 7A of our 10-K for the year ended December 31, 2001.


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


Item 6.         Exhibits and Reports of Form 8-K

                (a)     Exhibits:
                        10.1 - Second Amended and Restated Credit Agreement
                               dated April 30, 2002 among Global Industries, Ltd., Global Offshore Mexico, S. DE R.L. DE C.V., the Lenders and Bank One, NA, as administrative agent for the Lenders.
                        15.1 - Letter regarding unaudited interim financial
                               information.

                (b)     Reports on Form 8-K:

                        The Company filed two reports on Form 8-K during the quarter ended March 31, 2002, one dated March 21, 2002 which reported information under Item 9 and one dated March 26, 2002 which reported information under Item 5.




                             Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                GLOBAL INDUSTRIES, LTD.



                                By:     /s/ TIMOTHY W. MICIOTTO


                                _______________________________

                                     Timothy W. Miciotto
                                Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)



May 9, 2002