Form 10-Q
period 2002-06-30
GLOBAL INDUSTRIES LTD
filed 2002-08-13
CIK 895663

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549


                                 FORM 10-Q


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ended June 30, 2002


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        The number of shares of the Registrant's Common Stock outstanding as of August 7, 2002 was 102,526,255.



                                Global Industries, Ltd.
                                  Index - Form 10-Q



                             Part I - Financial Information


Item 1. Financial Statements - Unaudited
          Independent Accountants' Report                               3
          Consolidated Statements of Operations                         4
          Consolidated Balance Sheets                                   5
          Consolidated Statements of Cash Flows                         6
          Notes to Consolidated Financial Statements                    7


Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                    12

Item 3. Quantitative and Qualitative Disclosures about Market Risk     20


                             Part II - Other Information


Item 1. Legal Proceedings                                              21

Item 4. Submission of Matters to a Vote of Security Holders	       21

Item 6. Exhibits and Reports on Form 8-K                               22

        Signature                                                      23




                             PART 1 - FINANCIAL INFORMATION


Item 1. 	Financial Statements.


INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Shareholders of Global Industries, Ltd.

We have reviewed the condensed consolidated financial statements of Global Industries, Ltd. and subsidiaries, as listed in the accompanying index, as of June 30, 2002 and for the quarter and six month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

August 1, 2002
New Orleans, Louisiana





                                Global Industries, Ltd.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Dollars in thousands, except per share data)
                                     (Unaudited)



                                     Quarter Ended          Six Months Ended
                                        June 30,                 June 30,
                                ______________________   ______________________
                                    2002       2001         2002        2001
                                ___________ __________   __________  __________

Revenues                         $ 157,443  $ 109,018    $ 262,108   $ 180,289

Cost of Revenues                   129,641     88,487      227,434     150,691
                                ___________ __________   __________  __________
Gross Profit                        27,802      20,531      34,674      29,598

Goodwill Amortization                   --         743          --       1,486
Selling, General and
  Administrative Expenses            9,189       9,282      18,385      18,191
                                ___________ ___________  __________  __________
Operating Income                    18,613      10,506      16,289       9,921
                                ___________ ___________  __________  __________

Other Expense (Income):
  Interest expense                   3,576       5,622       7,934      10,952
  Other                                (99)        609         658        (620)
                                ___________ ___________  __________  __________
                                     3,477       6,231       8,592      10,332
                                ___________ ___________  __________  __________

Income (Loss) Before Income
  Taxes                             15,136       4,275       7,697        (411)
Provision (Benefit) for Income
  Taxes                              5,302       1,434       2,699        (181)
                                ___________ ___________  __________  __________
Net Income (Loss)                $   9,834   $   2,841    $  4,998    $   (230)
                                =========== ===========  ==========  ==========


Weighted Average Common Shares
Outstanding:
  Basic                         102,413,000  92,670,000  98,226,000  92,551,000
  Diluted                       103,433,000  95,074,000  98,736,000  92,551,000

Net Income Per Share:
  Basic                          $     0.10  $     0.03  $     0.05  $    0.00
  Diluted                        $     0.10  $     0.03  $     0.05  $    0.00


                           See Notes to Consolidated Financial Statements.





                                Global Industries, Ltd.
                              CONSOLIDATED BALANCE SHEETS
                                 (Dollars in thousands)
                                     (Unaudited)



                                        June 30,      December 31,
                                          2002           2001
                                     ______________  ______________

ASSETS
Current Assets:
  Cash                                $     20,761    $     11,540
  Escrowed funds                                --              78
  Receivables - net of allowance
   of $2,125 for 2002 and $2,503
   for 2001, respectively                  188,844         146,595
  Prepaid expenses and other                21,930          19,673
  Assets held for sale                         276           2,79
                                     ______________  ______________
    Total current assets                   231,811         180,681
                                     ______________  ______________
Escrowed Funds                                  --              15
                                     ______________  ______________
Property and Equipment, net                492,018         502,258
                                     ______________  ______________
Other Assets:
  Deferred charges, net                     20,640          22,771
  Goodwill, net                             38,032          38,032
  Other                                      5,226           4,420
                                     ______________  ______________
    Total other assets                      63,898          65,223
                                     ______________  ______________
      Total                           $    787,727    $    748,177
                                     ==============  ==============



LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                    $     79,912    $     64,819
  Current maturities of long-term
    debt                                     5,986          26,496
  Employee-related liabilities               9,133           7,472
  Income taxes payable                       8,085           5,705
  Accrued interest                           3,832           4,102
  Other accrued liabilities                  7,285           7,529
                                     ______________  ______________
    Total current liabilities              114,233         116,123

Long-Term Debt	                           166,760         208,244
                                     ______________  ______________
Deferred Income Taxes                       22,111          25,996
                                     ______________  ______________
Other Liabilities                              794           1,050
                                     ______________  ______________


Shareholders' Equity:
Common stock issued 102,486,869
 and 94,381,167 shares,
 respectively                                1,025             944
Additional paid-in capital	           307,988         226,654
Treasury stock at cost (1,429,500
shares)                                    (15,012)        (15,012)
Accumulated other comprehensive loss	    (9,761)        (10,413)
Retained earnings                          199,589         194,591
                                     ______________  ______________
    Total shareholders' equity             483,829         396,764
                                     ______________  ______________
      Total                           $    787,727    $    748,177


                           See Notes to Consolidated Financial Statements.






                                Global Industries, Ltd.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Dollars in thousands)
                                     (Unaudited)


                                                  Six Months Ended June 30,
                                                ______________________________
                                                      2002           2001
                                                ______________  ______________

Cash Flows From Operating Activities:
Net income (loss)                                $      4,998    $       (230)
Adjustments to reconcile net income
  (loss) to net cash provided
  by (used in) operating activities:
    Depreciation and amortization                      29,839          25,978
    Gain on sale, disposal of property
      and equipment                                      (805)           (902)
    Provision for (recovery of) doubtful
      accounts                                            316          (4,800)
    Deferred income taxes                              (3,885)         (1,059)
    Other                                                (260)            (77)
    Changes in operating assets and liabilities
      Receivables                                     (43,334)        (27,401)
      Prepaid expenses and other                       (2,257)         (5,013)
      Accounts payable and accrued liabilities         19,016          11,969
                                                ______________  ______________
        Net cash provided by (used in)
          operating activities                          3,628          (1,535)
                                                ______________  ______________

Cash Flows From Investing Activities:
Proceeds from sale of assets                            3,324           1,984
Release of escrowed funds, net	                           93             792
Additions to property and equipment                   (10,302)         (2,246)
Additions to deferred charges                          (6,590)        (14,306)
                                                ______________  ______________
        Net cash used in investing
          activities                                  (13,475)        (13,776)
                                                ______________  ______________

Cash Flows From Financing Activities:
Proceeds from sale of common stock, net                80,674           2,934
Proceeds from long-term debt	                       79,400          56,000
Repayment of long-term debt                          (141,006)        (44,651)
                                                ______________  ______________
        Net cash provided by financial
          activities                                   19,068          14,283
                                                ______________  ______________

Cash:
Increase (decrease)                                     9,221          (1,028)
Beginning of period	                               11,540          25,462
                                                ______________  ______________
End of period                                    $     20,761    $     24,434
                                                ==============  ==============



                           See Notes to Consolidated Financial Statements.




                                Global Industries, Ltd.
               Notes to Consolidated Financial Statements (Unaudited)


1. Basis of Presentation - The accompanying unaudited condensed consolidated financial statements include the accounts of Global Industries, Ltd. and its subsidiaries (the
"Company").

In the opinion of management of the Company, all adjustments (such adjustments consisting only of a normal recurring nature) necessary for a fair presentation of the operating results for the interim periods presented have been included in the unaudited condensed consolidated financial statements. Operating results for the period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Independent public accountants as stated in their report included herein, have reviewed the financial statements required by Rule 10-01 of Regulation S-X.

Certain reclassifications have been made to the prior period financial statements in order to conform to the classifications adopted for reporting in fiscal year 2002.

2. New Accounting Pronouncement - In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS ") No. 142,
"Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement. The Company completed the required impairment test in the second quarter of 2002 and has determined that this statement will not have an impact on its consolidated financial position or results of operations.

In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill upon the adoption of this statement on January 1, 2002. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of tax follows (in thousands, except per share data):


                                         Quarter Ended     Six Months Ended
                                            June 30,            June 30,
                                       __________________  __________________

                                          2002    2001       2002      2001
                                       ________  ________  ________  ________
Reported net income (loss)             $ 9,834   $ 2,841   $ 4,998   $  (230)
Add: Goodwill amortization,
  net of tax                                --       494        --       832
                                       ________  ________  ________  ________
    Adjusted net income                $ 9,834   $ 3,335   $ 4,998   $   602
                                       ========  ========  ========  ========


Reported net income (loss)
  per share                            $  0.10   $  0.03   $  0.05   $  0.00
Add: Goodwill amortization,
  net of tax per basic share                --      0.01        --      0.01
                                       ________  ________  ________  ________
  Adjusted diluted earnings
    per share                          $  0.10   $  0.04   $  0.05   $  0.01
                                       ========  ========  ========  ========


The carrying amount of goodwill as of June 30, 2002 and December 31, 2001, is approximately $38.0 million and is entirely attributable to the Company's Latin America segment.


SFAS No. 143, "Accounting for Asset Retirement
Obligations," requires the recording of liabilities for all legal obligations associated with the retirement of long-lived assets that result from the normal operation of those assets. These liabilities are required to be recorded at their fair values (which are likely to be the present values of the estimated future cash flows) in the period in which they are incurred. SFAS No. 143 requires the associated asset retirement costs to be capitalized as part of the carrying amount of the long-lived asset. The asset retirement obligation will be accreted each year through a charge to expense. The amounts added to the carrying amounts of the assets will be depreciated over the useful lives of the assets. The Company is required to implement SFAS No. 143 on January 1, 2003, and has not determined the impact that this statement will have on its consolidated financial position or results of operations.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," promulgates standards for measuring and recording impairments of long-lived assets. Additionally, this standard establishes requirements for classifying an asset as held for sale, and changes existing accounting and reporting standards for discontinued operations and exchanges for long-lived assets. The Company implemented SFAS No. 144 on January 1, 2002, which did not have a material effect on its financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," under which a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002.

3. Accounts Receivable - Trade and other receivables are stated at net realizable value and the allowance for uncollectible accounts was $2.1 million and $2.5 million at June 30, 2002 and December 31, 2001, respectively. Certain receivables represent amounts that have not yet been billed to the customer primarily due to contractually specified milestone billing requirements. At June 30, 2002 and December 31,
2001, the Company's accounts receivable included unbilled receivables of $93.6 million and $46.6 million, respectively.

4. Financing Arrangements - Prior to March 27, 2002, the Company maintained a credit facility, which consisted of a $51.0 million term loan facility and a $100.0 million revolving loan facility. On March 27, 2002, the term loan facility was repaid in its entirety from the proceeds of an equity offering as discussed below. The remaining facility consisted exclusively of the $100.0 million revolving loan facility. This facility matures on December 30, 2004. The revolving loan facility permits both prime rate bank borrowings and London Interbank Offered Rate ("LIBOR") borrowings plus a floating spread. The spreads can range from 1.00% to 2.25% and 2.25% to 3.50% for prime rate and LIBOR based borrowings, respectively. In addition, the credit facility allows for certain fixed rate interest options on amounts outstanding. Stock of the Company's subsidiaries, certain real estate, and the majority of the Company's vessels collateralize the loans under the credit facility. On March 18, 2002, the Company amended its credit facility. The amendment reduced the consolidated net worth covenant requirement to $440.0 million for the quarter ending June 30, 2002 and thereafter. The Company paid an amendment fee of $0.2 million. The revolving loan facility is subject to certain other financial covenants. At June 30, 2002, the Company was in compliance with its credit facility and all financial covenants. At June 30, 2002, $35.0 million was drawn against this facility.

On April 30, 2002, the Company amended and restated its revolving loan facility to provide an additional $48.0 million 364-day revolving credit line. The Company paid a $0.4 million fee for this amendment. This new credit line was entered into to provide additional working capital for the Company in anticipation of increases in activity. The amended revolving loan facility is subject to certain financial covenants. At June 30, 2002, the Company was in compliance with all of its financial covenants under this facility. At June 30, 2002, $15.0 million was drawn against the $48.0 million facility.

The Company's aggregate revolving facilities total $148.0 million. As of August 6, 2002, the Company had an aggregate of $74.6 million of credit availability under its two revolving credit facilities.

The Company completed a secondary offering of 8.5 million shares of common stock and 0.9 million shares of common stock on March 27, 2002 and April 2, 2002, respectively, which raised $79.6 million in aggregate proceeds, net of underwriting fees and other expenses of $4.5 million. The Company received $72.3 million and $7.3 million of proceeds in March 2002 and April 2002, respectively. These proceeds were used to repay $51.0 million in outstanding indebtedness under the Company's term loan facility and $16.0 million under the Company's revolving loan facility on March 27, 2002. In the quarter ended March 31, 2002, the Company recorded a $0.9 million charge relating to unamortized term loan origination fees associated with the early repayment of its term loan. The remaining proceeds and other additional cash sources were used to redeem $27.6 million of Lake Charles Port Improvement Bonds on June 21, 2002 and to repay the Heller Term Note of $3.2 million on May 1, 2002.

5. Commitments and Contingencies - The Company is a party to legal proceedings and potential claims arising in the ordinary course of business. Management does not believe these matters will materially effect the Company's consolidated financial statements.

In November of 1999, the Company notified Groupe GTM that as a result of material adverse changes and other breaches by Groupe GTM, the Company was no longer bound by and was terminating the Share Purchase Agreement to purchase the shares of ETPM S.A. Groupe GTM responded stating that they believed the Company was in breach. The Share Purchase Agreement provided for liquidated damages of $25.0 million to be paid by a party that failed to consummate the transaction under certain circumstances. The Company has notified Groupe GTM that it does not believe that the liquidated damages provision is applicable to its termination of the Share Purchase Agreement. On December 23, 1999, Global filed suit against Groupe GTM in Tribunal de Commerce de Paris to recover damages. On June 21, 2000, Groupe GTM filed an answer and counterclaim against Global seeking the liquidated damages of $25.0 million and other damages, costs and expenses of approximately $3.2 million (based on current exchange rates). The Company believes that the outcome of these matters will not have a material adverse effect on its business or financial statements.

In the normal course of its business activities, the Company provides letters of credit and bank guarantees to secure the performance and/or payment of obligations, including the payment of worker's compensation obligations. At June 30, 2002, outstanding letters of credit and bank guarantees were $19.4 million. Additionally, the Company provides performance, bid, and payment bonds pursuant to agreements, or in connection with bidding to obtain such agreements to perform construction services. The aggregate of these bonds at June 30, 2002 was $70.0 million. Some of these financial instruments are secured by parent company guarantees.

The Company estimates that the cost to complete capital expenditure projects in progress at June 30, 2002 approximates $1.5 million.

6. Industry Segment Information - The following tables present information about the profit or loss of each of the Company's reportable segments for the quarters and six months ended June 30, 2002 and 2001. The information contains certain allocations of corporate expenses that the Company deems reasonable and appropriate for the evaluation of results of operations.



                                     Quarter Ended       Six Months Ended
                                        June 30,              June 30,
                                 ______________________  ______________________

                                    2002        2001        2002        2001
                                 __________  __________  __________  __________
                                                    (in thousands)

Total segment revenues :
 Gulf of Mexico Offshore
   Construction                  $  26,506   $  31,302   $  42,231   $  55,514
 Gulf of Mexico Diving               6,611       9,784      12,872      16,958
 Gulf of Mexico Marine Support       8,800      12,574      17,390      23,330
 West Africa                        14,471       5,339      38,196      15,385
 Latin America                      69,212      14,118     108,127      18,245
 Asia Pacific                       33,866      37,580      48,362      50,649
 Middle East                         1,653       3,466       4,407       8,789
                                 __________  __________  __________  __________
                                 $ 161,119   $ 114,163   $ 271,585   $ 188,870

Intersegment eliminations:
 Gulf of Mexico Offshore
   Construction                  $      (2)  $    (707)  $  (1,233)  $  (1,187)
 Gulf of Mexico Diving              (2,800)     (3,332)     (6,510)     (5,687)
 Gulf of Mexico Marine Support         874)     (1,201)     (1,734)     (2,040)
                                 __________  __________  __________  __________
                                 $  (3,676)  $  (5,241)  $  (9,477)  $  (8,914)

Total segment revenues from
  external customers             $ 157,443   $ 108,922   $ 262,108   $ 179,956
                                 ==========  ==========  ==========  ==========


Income (loss) before income
taxes:
 Gulf of Mexico Offshore
   Construction                  $   1,209   $    (454)  $  (5,947)  $  (3,335)
 Gulf of Mexico Diving                (781)         20      (2,886)     (1,050)
 Gulf of Mexico Marine Support       1,175       5,551       2,607      10,451
 West Africa                        (3,721)       (436)       (860)      2,112
 Latin America                      12,439      (1,475)     15,891      (3,257)
 Asia Pacific                        5,234       2,020         399      (3,640)
 Middle East                        (1,139)       (978)     (1,723)       (773)
                                 __________  __________  __________  __________
                                 $   14,416  $   4,248   $   7,481   $     508
                                 ==========  ==========  ==========  ==========


The following table reconciles the reportable segments'revenues and profit or loss presented above, to the Company's consolidated totals.


                                     Quarter Ended       Six Months Ended
                                        June 30,              June 30,
                                 ______________________  ______________________

                                    2002        2001        2002        2001
                                 __________  __________  __________  __________
                                                    (in thousands)

Revenues:
  Total revenues for reportable
    segments                     $ 161,119   $ 114,163   $ 271,585   $ 188,870
  Total revenues for other
    segments                            --          96          --         333
  Elimination of
    intersegment revenues           (3,676)     (5,241)     (9,477)     (8,914)
                                 __________  __________  __________  __________
  Total consolidated revenues    $ 157,443   $ 109,018   $ 262,108   $ 180,289
                                 ==========  ==========  ==========  ==========


Income (loss) before income
  taxes
  Total income (loss) for
    reportable segments          $  14,416   $   4,248   $   7,481   $     508
  Total income (loss) for
    other segments                      --          (4)         --          60
  Unallocated corporate
    income (expense)                   720          31         216        (979)
                                 __________  __________  __________  __________
  Total consolidated income
    (loss) before taxes          $  15,136   $   4,275   $   7,697   $    (411)
                                 ==========  ==========  ==========  ==========


7. Comprehensive Income - Following is a summary of the Company's comprehensive income (loss) for the quarters and six months ended June 30, 2002 and 2001:


                                     Quarter Ended       Six Months Ended
                                        June 30,              June 30,
                                 ______________________  ______________________

                                    2002        2001        2002        2001
                                 __________  __________  __________  __________
                                                    (in thousands)


Net income (loss)                $   9,834   $   2,841   $   4,998   $    (230)
Other comprehensive income
  (loss):
  Reclassification of realized
    loss on hedging activities         188          --         415          --
  Cumulative effect of
    adoption of SFAS 133
    on January 1, 2001                  --          --          --      (1,023)
  Unrealized gain (loss) on
    hedging activities                  37         210         237        (258)
                                 __________  __________  __________  __________

Comprehensive income (loss)      $  10,059   $   3,051   $   5,650   $  (1,511)
                                 ==========  ==========  ==========  ==========




Item 2.	Management's Discussion and Analysis of Financial Condition and
        Results of Operations

General

The following discussion presents management's discussion and analysis of our financial condition and results of operations. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements for the periods ended June 30, 2002 and 2001, included elsewhere in this report and our audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report of Form 10-K for the year ended December 31, 2001.

Certain of the statements included below, including those regarding future financial performance or results that are not historical facts, are or contain "forward-looking" information as that term is defined in the Securities Act of 1933, as amended. The words "expect," "believe," "anticipate,"
"project," "estimate," and similar expressions are intended to identify forward-looking statements. We caution readers that any such statements are not guarantees of future performance or events and such statements involve risks, uncertainties and assumptions. In addition to the factors discussed under the heading "Business-Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2001, the factors that could cause actual results to differ from those expected include, but are not limited to, dependence on the oil and gas industry and industry conditions, general economic conditions including interest rates and inflation, competition, ability to obtain funds to finance our business, operating risks, contract bidding risks, the use of estimates for revenue recognition, risks of international operations, risks of vessel construction such as cost overruns, changes in government regulations, and disputes with construction contractors, dependence on key personnel and the availability of skilled workers during periods of strong demand, the impact of regulatory and environmental laws, the ability to obtain insurance, and other factors discussed below. Operating risks include hazards such as vessel capsizing, sinking, grounding, colliding, and sustaining damage in severe weather conditions. These hazards can also cause personal injury, loss of life, and suspension of operations. The risks inherent with international operations include political, social, and economic instability, exchange rate fluctuations, currency restrictions, nullification, modification, or renegotiations of contracts, potential vessel seizure, nationalization of assets, import-export quotas, and other forms of public and governmental regulation. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual results and outcomes may differ materially from those indicated in the forward-looking statements.


Results of Operations

The following table sets forth, for the periods indicated our statements of operations expressed as a percentage of revenues.


                                       Quarter Ended       Six Months Ended
                                          June 30,              June 30,
                                      __________________  __________________
                                        2002     2001       2002        2001
                                      ________  ________  ________  ________

Revenues                               100.0%    100.0%    100.0%    100.0%
Cost of Revenues                        82.3      81.2      86.8      83.6
                                      ________  ________  ________  ________
Gross Profit                            17.7      18.8      13.2      16.4
Goodwill Amortization                     --       0.7        --       0.8
Selling, General and
Administrative Expenses                  5.9       8.5       7.0      10.1
                                      ________  ________  ________  ________
Operating Income                        11.8       9.6       6.2       5.5
Interest Expense                         2.2       5.1       3.0       6.0
Other Expense (Income), net             (0.0)      0.6       0.3      (0.3)
                                      ________  ________  ________  ________
Income (Loss) Before Income Taxes        9.6       3.9       2.9      (0.2)
Provision (Benefit) for Income Taxes	 3.4       1.3       1.0      (0.1)
                                      ________  ________  ________  ________
Net Income (Loss)                        6.2%      2.6%      1.9%     (0.1)%
                                      ========  ========  ========  ========




Quarter Ended June 30, 2002 Compared to Quarter Ended June 30, 2001

Revenues. Revenues for the quarter ended June 30, 2002 increased 44% to $157.4 million from $109.0 million for the quarter ended June 30, 2001. The increase in revenues resulted primarily from increased activity in our Latin America and West Africa segments partially offset by decreased activity and/or lower pricing in the Gulf of Mexico Offshore Construction, Gulf of Mexico Diving, Gulf of Mexico Marine Support and the Asia Pacific segments.

Gross Profit. For the quarter ended June 30, 2002, we had gross profit of $27.8 million compared with $20.5 million for the quarter ended June 30, 2001, a 36% increase. Our gross profit margins decreased to 18% as compared to 19% for the comparable period last year. The decrease is attributable to decreases in activity and/or pricing reductions in the Gulf of Mexico Offshore Construction, Gulf of Mexico Diving and Gulf of Mexico Marine Support segments and due to a different mix of contract work in the Company's West Africa segment offset by activity increases in the Company's Latin America segment.

Selling, General and Administrative Expenses. For the quarter ended June 30, 2002, selling, general and administrative expenses were essentially unchanged at $9.2 million as compared to $9.3 million for the quarter ended June 30, 2001.

Depreciation and Amortization. Depreciation and amortization, including amortization of dry-docking costs, for the quarter ended June 30, 2002 was $16.5 million compared to the $13.8 million recorded in the quarter ended June 30, 2001. The 20% increase was principally attributable to increased utilization of the Company's pipelay/derrick barges, which are depreciated on a units-of-production basis, in Latin America and Gulf of Mexico Offshore Construction. The increase was partially offset by the cessation of goodwill amortization, beginning January 1, 2002, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Amortization of goodwill for the quarter ended June 30, 2001 was $0.7 million.

Interest Expense. Interest expense decreased to $3.6 million for the quarter ended June 30, 2002, from $5.6 million for the quarter ended June 30, 2001, due to lower interest rates and lower average outstanding debt levels.

Other Expense (Income). Other income increased to $0.1 million in the quarter ended June 30, 2002 from an expense of $0.6 million in the prior comparable quarter due primarily to gains associated with the cessation of two joint ventures.

Net Income. For the quarter ended June 30, 2002, we recorded net income of $9.8 million as compared to net income of $2.8 million recorded for the quarter ended June 30, 2001. Our effective tax was 35% for the quarter ended June 30, 2002 compared to 34% for the quarter ended June 30, 2001.

Segment Information. We have identified seven reportable segments as required by SFAS No. 131. The following discusses the results of operations for each of those reportable segments during the second quarter of 2002 and 2001.

Gulf of Mexico Offshore Construction - Due to decreased activity, revenues declined 15% to $26.5 million (including nominal intersegment revenues) for the quarter ended June 30, 2002 from $31.3 million (including $0.7 million of intersegment revenues) for the quarter ended June 30, 2001. Income before taxes increased to $1.2 million for the quarter ended June 30, 2002 from a loss before income taxes of $0.5 million for the quarter ended June 30, 2001. The increase in income before income taxes was due primarily to increased vessel utilization associated with certain Gulf of Mexico construction vessels working in our Latin America segment.

Gulf of Mexico Diving - Revenues from diving related services in the Gulf of Mexico decreased 33% to $6.6 million (including $2.8 million intersegment revenues) for the quarter ended June 30, 2002 from $9.8 million (including $3.3 million intersegment revenues) for the quarter ended June 30, 2001. Loss before income taxes increased to $0.8 million for the quarter ended June 30, 2002 compared to breakeven for the quarter ended June 30, 2001. The decline in revenues and increase in the loss before income taxes were due primarily to a decrease in activity.

Gulf of Mexico Marine Support - Revenues decreased 30% to $8.8 million (including $0.9 million of intersegment revenues) for the quarter ended June 30, 2002 from $12.6 million (including $1.2 million of intersegment revenues) for the quarter ended June 30, 2001. Approximately one-half of the revenue decrease was due to decreased activity and one-half was due to lower pricing. These declines resulted in a decrease in income before income taxes to $1.2 million for the quarter ended June 30, 2002 compared to income before income taxes of $5.6 million for the quarter ended June 30, 2001.

West Africa - Revenues increased 174% to $14.5 million for the quarter ended June 30, 2002 compared to $5.3 million for the quarter ended June 30, 2001. The increase in revenues was due to increased activity primarily for work performed on two large contracts, one of which has a large amount of procurement and subcontract content. Loss before income taxes increased to $3.7 million for the quarter ended June 30, 2002 compared to a loss before income taxes of $0.4 million for the same period in 2001. Loss before income taxes as a percentage of revenues increased primarily due to the higher percentage of procurement and subcontract content in the contract work in the quarter ended June 30, 2002.

Latin America - Latin America benefited from increased activity during the quarter ended June 30, 2002. Revenues increased 391% to $69.2 million for the quarter ended June 30, 2002 from $14.1 million for the quarter ended June 30, 2001. Income before income taxes increased to $12.4 million for the quarter ended June 30, 2002 from a loss before income taxes of $1.5 million for the quarter ended June 30, 2001. Revenues and income before income taxes increased due primarily to work performed on one large contract.

Asia Pacific - Decreases in activity in the Asia Pacific region resulted in a 10% decrease in revenues to $33.9 million for the quarter ended June 30, 2002 compared to $37.6 million for the quarter ended June 30, 2001. Income before income taxes increased to $5.2 million for the quarter ended June 30, 2002 from income before income taxes of $2.0 million for the quarter ended June 30, 2001. Although revenues declined, income increased due primarily to high margin contracts being performed in Thailand and Malaysia as compared to lower margin contracts being performed in Indonesia in the comparable period last year.

Middle East - Revenues decreased 51% to $1.7 million for the quarter ended June 30, 2002 compared to $3.5 million for the quarter ended June 30, 2001 due to decreased activity in the region. Results declined by $0.1 million to a loss before income taxes of $1.1 for the quarter ended June 30, 2002 from a loss before income taxes of $1.0 million for the quarter ended June 30, 2001.


Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Revenues. Revenues for the six months ended June 30, 2002 of $262.1 million were 45% higher than revenues for the six months ended June 30, 2001 of $180.3 million. The increase in revenues resulted primarily from increased activity in certain areas including West Africa and Latin America, partially offset by a decrease in activity and/or lower pricing in the Gulf of Mexico Offshore Construction, Gulf of Mexico Diving, Gulf of Mexico Marine Support, Asia Pacific, and Middle East segments.

Gross Profit. For the six months ended June 30, 2002, we had gross profit of $34.7 million compared with $29.6 million for the six months ended June 30, 2001. This increase was primarily the result of increased activity in our Latin America segment and a different mix of contract work in our Asia Pacific segment partially offset by a lower margin EPIC type contract in our West Africa segment and decreased activity and/or pricing in our Gulf of Mexico Offshore Construction, Gulf of Mexico Diving, Gulf of Mexico Marine Support. As a percentage of revenues, gross profit for the quarter ended June 30, 2002 was 13% compared to 16% for the quarter ended June 30, 2001.

Selling, General, and Administrative Expenses. For the six months ended June 30, 2002, selling, general, and administrative expenses were $18.4 million compared to $18.2 million during the six months ended June 30, 2001. This nominal increase is primarily attributable to increased costs in our Latin America segment related to the increase in activity.

Depreciation and Amortization. Depreciation and amortization, including amortization of drydocking costs, for the six months ended June 30, 2002 was $29.8 million compared to the $26.0 million recorded in the six months ended June 30, 2001. The 15% increase was principally attributable to increased utilization of the Company's pipelay/derrick barges, which are depreciated on a units-of-production basis, in Latin America and Gulf of Mexico Offshore Construction. The increase was partially offset by the cessation of goodwill amortization, beginning January 1, 2002, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Amortization of goodwill for the six months ended June 30, 2001 was $1.5 million.

Interest Expense. Interest expense decreased to $7.9 million for the six months ended June 30, 2002, compared to $11.0 million for the six months ended June 30, 2001. This 28% decrease is attributable to lower interest rates and lower outstanding debt levels.

Other Expense (Income). Other expense increased $1.3 million to $0.7 million for the six months ended June 30, 2002 compared with other income of $0.6 million for the same period in 2001. The increase is due primarily to reduced interest income and increased exchange losses partially offset by gains associated with the completion of two joint ventures during the six months ended June 30, 2002.

Net Income (Loss). For the six months ended June 30, 2002, we recorded net income of $5.0 million, compared to a net loss of $0.2 million for the six months ended June 30, 2001. Our effective tax rate for the six months ended June 30, 2002 was 35% compared to 44% for the six months ended June 30, 2001.

Segment Information. We have identified seven reportable segments as required by SFAS No. 131. The following discusses the results of operations for each of those reportable segments during the first six months of 2002 and 2001.

Gulf of Mexico Offshore Construction - During the six months ended June 30, 2002, revenues decreased due to decreased activity for offshore construction services in the Gulf of Mexico. This segment's gross revenues decreased 24% to $42.2 million
(including $1.2 million intersegment revenues) for the six months ended June 30, 2002 compared to $55.5 million (including $1.2 million intersegment revenues) for the six months ended June 30, 2001. The loss before income taxes increased by $2.6 million to a loss before income taxes of $5.9 million for the six months ended June 30, 2002 from a loss before income taxes of $3.3 million for the same period in 2001.

Gulf of Mexico Diving - Revenues for the six months ended June 30, 2002 decreased 24% to $12.9 million (including $6.5 million intersegment revenues) compared to $17.0 million (including $5.7 million intersegment revenues) for the same period in 2001 due to decreased activity. Due to activity declines and pricing pressures, this segment reported a loss before income taxes for the six months ended June 30, 2002 of $2.9 million compared to a loss before taxes of $1.1 million during the six months ended June 30, 2001.

Gulf of Mexico Marine Support - Gulf of Mexico marine support revenues decreased $5.9 million to $17.4 (including $1.7 million intersegment revenues) for the six months ended June 30, 2002, compared to $23.3 million (including $2.0 million intersegment revenues) for the six months ended June 30, 2001. The decrease is a result of decreased activity and pricing decreases in the Gulf of Mexico marine support segment. As a result of an overall decrease in activity levels and reduced pricing, income before income taxes decreased to $2.6 million for the six months ended June 30, 2002 compared to income before income taxes of $10.5 million for the six months ended June 30, 2001.

West Africa - For the six months ended June 30, 2002, revenues increased 148% to $38.2 million from $15.4 million for the six months ended June 30, 2001. The increase in revenues was due to increased activity primarily for work performed on two large contracts, one of which has a large amount of procurement and subcontract content. Income before income taxes decreased $3.0 million to a loss before income taxes of $0.9 million for the six months ended June 30, 2002 from income before income taxes of $2.1 million for the same period in 2001. Earnings as a percentage of revenues decreased due to a different mix of contract work in the six months ended June 30, 2002.

Latin America - Revenues increased 494% to $108.1 million in the six months ended June 30, 2002 from $18.2 million for the six months ended June 30, 2001 due primarily to work performed on two large contracts, one of which has a large amount of procurement and subcontractor content. Income before income taxes increased $19.2 million to $15.9 million for the six months ended June 30, 2002 from a loss before income taxes of $3.3 million for the same period ended June 30, 2001.

Asia Pacific - Asia Pacific revenues decreased $2.2 million to $48.4 million for the six months ended June 30, 2002 from $50.6 million for the six months ended June 30, 2001. Results improved by $4.0 million to income before income taxes of $0.4 million for the six months ended June 30, 2002 from a loss before income taxes of $3.6 million for the same period in 2001. The improvement in income before income taxes was attributable to higher margin work performed in Thailand and Malaysia versus lower margin work performed in Indonesia in the same period in 2001.

Middle East - Revenues decreased $4.4 million to $4.4 million for the six months ended June 30, 2002, compared to $8.8 million for the six months ended June 30, 2001. Due to reduced activity, results declined by $0.9 million to a loss before income taxes of $1.7 million for the six months ended June 30, 2002 from a loss before income taxes of $0.8 million for the six months ended June 30, 2001.



Liquidity and Capital Resources

Our cash balance increased by $9.2 million to $20.8 million at June 30, 2002 from $11.6 million at December 31, 2001. During the six months ended June 30, 2002, our operations generated cash flow of $3.6 million. Cash generated from financing activities of $19.1 million and the net repayment of debt is a result of the net proceeds of our secondary common stock offering which was completed at the end of March 2002. Cash from operations and cash from financing activities funded investing activities of $13.5 million. Investing activities consisted principally of capital expenditures and dry-docking costs. Working capital increased by $53.0 million to $117.6 million at June 30, 2002 from $64.6 million at December 31, 2001. The increase in working capital is due to an increase in cash and accounts receivable and a decrease in current maturities of long-term debt partially offset by an increase in accounts payable. Working capital is anticipated to continue to increase as activity increases. At June 30, 2002, our backlog was $295.2 million, the third largest quarter-end backlog in our history, as compared to a backlog of $117.3 million at June 30, 2001. Approximately 65% of the backlog is expected to be performed during 2002.

Our capital expenditures during the six months ended June 30, 2002 aggregated $10.3 million. We estimate that the cost to complete capital expenditure projects in progress at June 30, 2002 will be approximately $1.5 million, all of which is expected to be incurred during the next twelve months.

Long-term debt outstanding at June 30, 2002 (including current maturities) includes $122.0 million of Title XI bonds, and $50.0 million drawn against the credit facility discussed below.

Prior to March 27, 2002, we maintained a credit facility, which consisted of a $51.0 million term loan facility and a $100.0 million revolving loan facility. On March 27, 2002, the term loan facility was repaid in its entirety from the proceeds of an equity offering as discussed below. The remaining facility consisted exclusively of the $100.0 million revolving loan facility. This facility matures on December 30, 2004. The revolving loan facility permits both prime rate bank borrowings and London Interbank Offered Rate ("LIBOR") borrowings plus a floating spread. The spreads can range from 1.00% to 2.25% and 2.25% to 3.50% for prime rate and LIBOR based borrowings, respectively. In addition, the credit facility allows for certain fixed rate interest options on amounts outstanding.
Stock of our subsidiaries, certain real estate, and the majority of our vessels collateralize the loans under the credit facility. On March 18, 2002, we amended our credit facility. The amendment reduced the consolidated net worth covenant requirement to $440.0 million for the quarter ending June 30, 2002 and thereafter. We paid an amendment fee of $0.2 million. The revolving loan facility is subject to certain other financial covenants. At June 30, 2002, we were in compliance with this credit facility and all financial covenants. At June 30, 2002, $35.0 million was drawn against this facility.

On April 30, 2002, we amended and restated our revolving loan facility to provide an additional $48.0 million 364-day revolving credit line. We paid a $0.4 million fee for this amendment.
This new credit line was entered into to provide additional working capital for us in anticipation of increases in activity. The amended revolving loan facility is subject to certain financial covenants. At June 30, 2002, we were in compliance with all of our financial covenants under this facility. At June 30, 2002, $15.0 million was drawn against the $48.0 million facility.

Our aggregate revolving facilities total $148.0 million. As of August 7, 2002, we had an aggregate of $74.6 million of credit availability under our two revolving credit facilities.

We completed a secondary offering of 8.5 million shares of common stock and 0.9 million shares of common stock on March 27, 2002 and April 2, 2002, respectively, which raised $79.6 million in aggregate proceeds, net of underwriting fees and other expenses of $4.5 million. We received $72.3 million and $7.3 million of proceeds in March 2002 and April 2002, respectively. These proceeds were used to repay $51.0 million in outstanding indebtedness under our term loan facility and $16.0 million under our revolving loan facility on March 27, 2002. In the quarter ended March 31, 2002, we recorded a $0.9 million charge relating to unamortized term loan origination fees associated with the early repayment of our term loan. The remaining proceeds and other additional cash sources were used to redeem $27.6 million of Lake Charles Port Improvement Bonds on June 21, 2002 and to repay the Heller Term Note of $3.2 million on May 1, 2002.

Our Title XI bonds mature in 2020, 2022, and 2025. The bonds carry interest rates of 8.30%, 7.25%, and 7.71% per annum, respectively, and require aggregate semi-annual payments of $2.8 million, plus interest. The agreements pursuant to which the Title XI bonds were issued contain certain covenants, including the maintenance of minimum working capital and net worth requirements. If not met, additional covenants result that restrict our operations and our ability to pay cash dividends. At June 30, 2002, we were in compliance with these covenants.

We also have short-term credit facilities at our foreign locations that aggregate $7.5 million and are secured by letters of credit. Additionally, in the normal course of business, we provide guarantees and performance, bid, and payment bonds pursuant to agreements, or in connection with bidding to obtain such agreements to perform construction services. Some of these guarantees are secured by parent company guarantees. The aggregate of these guarantees and bonds at June 30, 2002 was $70.0 million in surety bonds and $19.4 million in bank guarantees and letters of credit.

On August 7, 2002, we announced that we obtained authorization to repurchase up to $12.0 million of our stock under our existing stock repurchase program.

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

Industry Outlook

Our worldwide market place is both dynamic and demanding, but one of considerable opportunity. We are strategically positioned, both operationally and financially, to capitalize on these opportunities. Although we have been experiencing some near-term softness in our domestic regions, we remain optimistic about our future and the future of our industry. We continue to focus our efforts on increasing market share, successfully executing projects, and enhancing financial performance. During the quarter ended June 30, 2002, we booked over $132 million in new work resulting in a backlog of $295.2 million at quarter-end, our third largest quarter-end backlog in history, of which approximately 90% is expected to be performed in the next twelve months.

Significant Accounting Policies and Estimates

For a discussion of significant accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2001.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS ")
No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement. We have completed the required impairment test in the second quarter of 2002 and have determined that this statement will not have an impact on our consolidated financial position or results of operations.


In accordance with SFAS No. 142, we discontinued the amortization of goodwill upon the adoption of this statement on January 1, 2002. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of tax follows (in thousands, except per share data):


                                     Quarter Ended       Six Months Ended
                                        June 30,              June 30,
                                 ______________________  ______________________

                                    2002        2001        2002        2001
                                 __________  __________  __________  __________

Reported net loss                $   9,834   $   2,841   $   4,998   $    (230)
Add: Goodwill amortization,
  net of tax                            --         494          --         964
                                 __________  __________  __________  __________
    Adjusted net loss            $   9,834   $   3,335   $   4,998   $     734
                                 ==========  ==========  ==========  ==========

Reported net income (loss)
  per share                      $    0.10   $    0.03   $    0.05   $    0.00
Add: Goodwill amortization,
  net of tax per basic share            --        0.01          --        0.01
                                 __________  __________  __________  __________

Adjusted diluted earnings
  per share                      $    0.10   $    0.04   $    0.05   $    0.01
                                 ==========  ==========  ==========  ==========


The carrying amount of goodwill as of June 30, 2002 and December 31, 2001, is approximately $38.0 million and is entirely attributable to the Company's Latin America segment.


SFAS No. 143, "Accounting for Asset Retirement Obligations," requires the recording of liabilities for all legal obligations associated with the retirement of long-lived assets that result from the normal operation of those assets. These liabilities are required to be recorded at their fair values (which are likely to be the present values of the estimated future cash flows) in the period in which they are incurred. SFAS No. 143 requires the associated asset retirement costs to be capitalized as part of the carrying amount of the long-lived asset. The asset retirement obligation will be accreted each year through a charge to expense. The amounts added to the carrying amounts of the assets will be depreciated over the useful lives of the assets. We are required to implement SFAS No. 143 on January 1, 2003, and we have not determined the impact that this statement will have on our consolidated financial position or results of operations.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," promulgates standards for measuring and recording impairments of long-lived assets. Additionally, this standard establishes requirements for classifying an asset as held for sale, and changes existing accounting and reporting standards for discontinued operations and exchanges for long-lived assets. We implemented SFAS No. 144 on January 1, 2002, which did not have a material effect on our financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," under which a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002.


Item 3.	Quantitative and Qualitative Disclosures about Market Risk

In 2000, we entered into an interest rate swap agreement, which effectively modified the interest characteristics of $15.0 million of our outstanding long-term debt. The agreement involved the exchange of a variable interest rate of LIBOR plus 2.25% for amounts based on fixed interest rates of 7.38% plus 2.25%. The swap has a maturity of eleven months. The transaction was entered into in the normal course of business primarily to hedge rising interest rates. The estimated fair market value of the interest rate swap based on quoted market prices was ($1.3) million as of June 30, 2002. A hypothetical 100 basis point decrease in the average interest rates applicable to such debt would result in a change of approximately ($0.4) million in the fair value of this instrument. Quantitative and qualitative disclosures about market risk are in Item 7A of our 10-K for the period ended December 31, 2001.



                             PART II - OTHER INFORMATION


Item 1.	Legal Proceedings

In November of 1999, we notified Groupe GTM that as a result of material adverse changes and other breaches by Groupe GTM, we were no longer bound by and were terminating the Share Purchase Agreement to purchase the shares of ETPM S.A. Groupe GTM responded stating that they believed we were in breach. The Share Purchase Agreement provided for liquidated damages of $25.0 million to be paid by a party that failed to consummate the transaction under certain circumstances. We have notified Groupe GTM that we do not believe that the liquidated damages provision is applicable to our termination of the Share Purchase Agreement. On December 23, 1999, we filed suit against Groupe GTM in Tribunal de Commerce de Paris to recover damages. On June 21, 2000, Groupe GTM filed an answer and counterclaim against us seeking the liquidated damages of $25.0 million and other damages, costs and expenses of approximately $3.2 million (based on current exchange rates). We believe that the outcome of these matters will not have a material adverse effect on our business or financial statements.

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

Our 2002 Annual Meeting of Shareholders was held on May 17, 2002. At the meeting, each of the persons listed below was elected to our Board of Directors for a term ending at the 2003 Annual Meeting of Shareholders. The number of votes cast with respect to the election of each person is set forth opposite such person's name. The persons listed below constitute the entire Board of Directors.


Name of Director                       Number of Votes Cast
_____________________________________________________________
                                                     Broker
                           For         Withhold     Non-Vote
                        _____________________________________
William J. Dore'        86,634,306      465,093         0
James C. Day            86,656,312      443,087         0
Edward P. Djerejian     86,650,968      448,431         0
Edgar G. Hotard         86,656,012      443,387         0
Richard A. Pattarozzi   86,655,812      443,587         0
James L. Payne          86,656,312      443,087         0
Michael J. Pollock      86,627,490      471,909         0







Item 6.	Exhibits and Reports on Form 8-K

  (a)   Exhibits:
          15.1 - Letter regarding unaudited interim financial information.

  (b)	Reports on Form 8-K - None.




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






August 12, 2002