Form 10-Q
period 2002-09-30
GLOBAL INDUSTRIES LTD
filed 2002-11-12
CIK 895663

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549


                                  FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


            For the quarterly period ended September 30, 2002


                        Commission File Number: 2-56600


                             Global Industries, Ltd.

            (Exact name of registrant as specified in its charter)


Louisiana                                       72-1212563
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)              Identification No.)


8000 Global Drive
Carlyss, Louisiana                               70665
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



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

        The number of shares of the Registrant's Common Stock outstanding as of November 11, 2002 was 100,302,440.




                              Global Industries, Ltd.
                                 Index - Form 10-Q


                           Part I - Financial Information


Item 1. Financial Statements - Unaudited
          Independent Accountants' Report                       3
          Consolidated Statements of Operations                 4
          Consolidated Balance Sheets                           5
          Consolidated Statements of Cash Flows                 6
          Notes to Consolidated Financial Statements            7


Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                  12

Item 3. Quantitative and Qualitative Disclosures about
          Market Risk                                          21

Item 4. Controls and Procedures                                21




                           Part II - Other Information


Item 1. Legal Proceedings                                      22

Item 6. Exhibits and Reports on Form 8-K                       23

        Signature                                              24

        Certifications                                         25




                           PART I - FINANCIAL INFORMATION


Item 1.         Financial Statements


INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Shareholders of Global Industries, Ltd.

We have reviewed the condensed consolidated financial statements of Global Industries, Ltd. and subsidiaries, as listed in the accompanying index, as of September 30, 2002 and for the quarter and nine month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

October 31, 2002
New Orleans, Louisiana




                                Global Industries, Ltd.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in thousands, except per share data)
                                     (Unaudited)



                                   Quarter Ended          Nine Months Ended
                                   September 30,            September 30,
                            ------------------------- -------------------------
                                2002         2001         2002         2001
                            ============ ============ ============ ============

Revenues                    $   128,798  $   115,859  $   390,906  $   296,148

Cost of Revenues                106,363       93,474      333,797      244,165
                            ------------ ------------ ------------ ------------

Gross Profit                     22,435       22,385       57,109       51,983

Goodwill Amortization                --          742           --        2,229
Selling, General and
  Administrative Expenses        10,055        8,479       28,440       26,669
                            ------------ ------------ ------------ ------------

Operating Income                 12,380       13,164       28,669       23,085
                            ------------ ------------ ------------ ------------

Other Expense (Income):
  Interest expense                3,470        5,174       11,404       16,126
  Other                             523          268        1,181         (352)
                            ------------ ------------ ------------ ------------
                                  3,993        5,442       12,585       15,774
                            ------------ ------------ ------------ ------------

Income Before Income Taxes        8,387        7,722       16,084        7,311
Provision for Income Taxes        2,935        3,398        5,634        3,217
                            ------------ ------------ ------------ ------------
Net Income                  $     5,452  $     4,324  $    10,450  $     4,094
                            ============ ============ ============ ============

Weighted Average Common
Shares Outstanding:
  Basic                     101,263,000   92,876,000   99,249,000   92,661,000
  Diluted                   101,795,000   94,024,000   99,767,000   93,809,000

Net Income Per Share:
  Basic                     $      0.05  $      0.05  $      0.11  $      0.04
  Diluted                   $      0.05  $      0.05  $      0.10  $      0.04

                                See Notes to Consolidated Financial Statements.





                                Global Industries, Ltd.
                             CONSOLIDATED BALANCE SHEETS
                               (Dollars in thousands)
                                    (Unaudited)


                                                September 30,      December 31,
                                                    2002              2001
                                                -------------      ------------
ASSETS
Current Assets
  Cash                                           $    12,731        $   11,540
  Escrowed funds                                          --                78
  Receivables - net of allowance of
    $4,363 for 2002 and $2,503 for 2001,
    respectively                                     194,420           146,595
  Prepaid expenses and other                          23,890            19,673
  Assets held for sale                                   276             2,795
                                                -------------      ------------
     Total current assets                            231,317           180,681
Escrowed Funds                                            --                15
                                                -------------      ------------
Property and Equipment, net                          485,884           502,258
                                                -------------      ------------
Other Assets:
  Deferred charges, net                               19,580            22,771
  Goodwill, net                                       38,032            38,032
  Other                                                5,313             4,420
                                                -------------      ------------
      Total other assets                              62,925            65,223
                                                -------------      ------------
         Total                                   $   780,126        $  748,177
                                                =============      ============



LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                               $    72,512        $   64,819
  Current maturities of long-term debt                23,012            26,496
  Employee-related liabilities                         8,883             7,472
  Income taxes payable                                 4,526             5,705
  Accrued interest                                     1,522             4,102
  Other accrued liabilities                           11,589             7,529
                                                -------------      ------------
      Total current liabilities                      122,044           116,123
                                                -------------      ------------

Long-Term Debt	                                     148,834           208,244
                                                -------------      ------------
Deferred Income Taxes                                 28,076            25,996
                                                -------------      ------------
Other Liabilities                                         --             1,050
                                                -------------      ------------


Shareholders' Equity:
Common stock issued 103,938,369 and
  94,381,167 shares, respectively                      1,039               944
Additional paid-in capital                           308,336           226,654
Treasury stock at cost (3,529,500
  and 1,429,500 shares, respectively)                (23,627)          (15,012)
Accumulated other comprehensive loss                  (9,617)          (10,413)
Retained earnings                                    205,041           194,591
                                                -------------      ------------
        Total shareholders' equity                   481,172           396,764
                                                -------------      ------------
        Total                                    $   780,126        $  748,177


                          See Notes to Consolidated Financial Statements.





                                Global Industries, Ltd.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Dollars in thousands)
                                     (Unaudited)



                                                   Nine Months Ended Sept. 30,
                                                  ----------------------------
                                                      2002            2001
                                                  -------------   ------------
Cash Flows From Operating Activities:
Net income                                         $    10,450     $    4,094
Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities:
    Depreciation and amortization                       45,124         39,113
    Gain on sale, disposal of property and
      equipment                                           (833)          (918)
    Provision for (recovery of) doubtful
      accounts                                           3,064         (4,321)
    Deferred income taxes                                2,080         (2,679)
    Other                                                 (257)           729
    Changes in operating assets and liabilities
      Receivables                                      (51,654)       (41,557)
      Prepaid expenses and other                        (4,217)        (7,858)
      Accounts payable and accrued liabilities           9,153         10,171
                                                  -------------   ------------
	Net cash provided by (used in)
          operating activities                          12,910         (3,226)
                                                  -------------   ------------


Cash Flows From Investing Activities:
Proceeds from sale of assets                             3,409          2,000
Release of escrowed funds, net                              93            792
Additions to property and equipment                    (15,898)        (7,792)
Additions to deferred charges                           (8,943)       (17,187)
                                                  -------------   ------------
  Net cash used in investing activities	               (21,339)       (22,187)
                                                  -------------   ------------


Cash Flows From Financing Activities:
Proceeds from sale of common stock, net                 80,741          3,140
Proceeds from long-term debt                           125,400         89,700
Repayment of long-term debt                           (187,906)       (76,669)
Repurchase of common stock                              (8,615)            --
                                                  -------------   ------------
  Net cash provided by financing activities              9,620         16,171
                                                  -------------   ------------


Cash:
Increase (decrease)                                      1,191         (9,242)
Beginning of period                                     11,540         25,462
                                                  -------------   ------------
End of period                                       $   12,731     $   16,220
                                                  =============   ============


                            See Notes to Consolidated Financial Statements.




                                Global Industries, Ltd.
              Notes to Consolidated Financial Statements (Unaudited)


1. Basis of Presentation - The accompanying unaudited condensed consolidated financial statements include the accounts of Global
Industries, Ltd. and its subsidiaries (the "Company").

In the opinion of management of the Company, all adjustments (such adjustments consisting only of a normal recurring nature) necessary for a fair presentation of the operating results for the interim periods presented have been included in the unaudited condensed consolidated financial statements. Operating results for the period ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Independent public accountants as stated in their report included herein, have reviewed the financial statements required by Rule 10-01 of Regulation S-X.

Certain reclassifications have been made to the prior period financial statements in order to conform to the classifications adopted for reporting in fiscal year 2002.

2. New Accounting Pronouncement - In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS ") No. 142,
"Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement. The Company completed the required impairment test in the second quarter of 2002 and has determined that no impairment currently exists and SFAS No. 142 will not have an impact on its current consolidated financial position or results of operations.

In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill upon the adoption of this statement on January 1, 2002. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of tax follows (in thousands, except per share data):


                                           Quarter Ended     Nine Months Ended
                                           September 30,       September 30,
                                         ------------------  ------------------
                                           2002      2001      2002      2001
                                         --------  --------  --------  --------
Reported net income                      $  5,452  $  4,324  $ 10,450  $  4,094
Add: Goodwill amortization, net of tax         --       415        --     1,248
                                         --------  --------  --------  --------

  Adjusted net income                    $  5,452  $  4,739  $ 10,450  $  5,342
                                         ========  ========  ========  ========

Reported net income per share            $   0.05  $   0.05  $   0.10  $   0.04
Add: Goodwill amortization, net of
  tax per basic share                          --        --        --      0.02
                                         --------  --------  --------  --------

Adjusted basic earnings per share        $   0.05  $   0.05  $   0.10  $   0.06
                                         ========  ========  ========  ========

Adjusted diluted earnings per share      $   0.05  $   0.05  $   0.10  $   0.06


The carrying amount of goodwill as of September 30, 2002 and December 31, 2001, is approximately $38.0 million and is entirely attributable to the Company's Latin America segment.

SFAS No. 143, "Accounting for Asset Retirement
Obligations," requires the recording of liabilities for all legal obligations associated with the retirement of long-lived assets that result from the normal operation of those assets. These liabilities are required to be recorded at their fair values (which are likely to be the present values of the estimated future cash flows) in the period in which they are incurred. SFAS No. 143 requires the associated asset retirement costs to be capitalized as part of the carrying amount of the long-lived asset. The asset retirement obligation will be accreted each year through a charge to expense. The amounts added to the carrying amounts of the assets will be depreciated over the useful lives of the assets. The Company is required to implement SFAS No. 143 on January 1, 2003. Based on current expectations the Company does not expect the implementation of SFAS No. 143 to have a material impact on its consolidated financial position or results of operations.

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

3. Accounts Receivable - Trade and other receivables are stated at net realizable value and the allowance for uncollectible accounts was $4.4 million and $2.5 million at September 30, 2002 and December 31, 2001, respectively. Certain receivables represent amounts that have not yet been billed to the customer primarily due to contractually specified milestone billing requirements. At September 30, 2002 and December 31, 2001, the Company's accounts receivable included unbilled receivables of $99.3 million and $46.6 million, respectively. The claims and unapproved change orders, included in account receivable and unbilled receivables, amounted to $25.8 million at September 30, 2002 and $2.0 million at December 31, 2001.

4. Financing Arrangements - Prior to March 27, 2002, the Company maintained a credit facility, which consisted of a $51.0 million term loan facility and a $100.0 million revolving loan facility. On March 27, 2002, the term loan facility was repaid in its entirety from the proceeds of an equity offering as discussed below. The remaining facility consisted exclusively of the $100.0 million revolving loan facility. This facility matures on December 30, 2004. The revolving loan facility permits both prime rate bank borrowings and London Interbank Offered Rate ("LIBOR") borrowings plus a floating spread. The spreads can range from 1.00% to 2.25% and 2.25% to 3.50% for prime rate and LIBOR based borrowings, respectively. In addition, the credit facility allows for certain fixed rate interest options on amounts outstanding. Stock of the Company's subsidiaries, certain real estate, and the majority of the Company's vessels collateralize the loans under the credit facility. On March 18, 2002, the Company amended its credit facility. The amendment reduced the consolidated net worth covenant requirement to $440.0 million for the quarter ending September 30, 2002 and thereafter. The Company paid an amendment fee of $0.2 million. The revolving loan facility is subject to certain other financial covenants. At
September 30, 2002, the Company was in compliance with its credit facility and all financial covenants. At September
30, 2002, $35.0 million was drawn against this facility.

On April 30, 2002, the Company amended and restated its revolving loan facility to provide an additional $48.0 million 364-day revolving credit line. The Company paid a $0.4 million fee for this amendment. This new credit line was entered into to provide additional working capital for the Company in anticipation of increases in activity. The amended revolving loan facility is subject to certain financial covenants. At September 30, 2002, the Company was in compliance with all of its financial covenants under this facility. At September 30, 2002, $17.0 million was drawn against the $48.0 million facility.

The Company's aggregate revolving facilities total $148.0 million. As of November 6, 2002, the Company had an aggregate of $66.5 million of credit availability under its two revolving credit facilities.

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

In the normal course of its business activities, the Company provides letters of credit and bank guarantees to secure the performance and/or payment of obligations, including the payment of worker's compensation obligations. At September 30, 2002, outstanding letters of credit and bank guarantees were $19.5 million. Additionally, the Company provides performance, bid, and payment bonds pursuant to agreements, or in connection with bidding to obtain such agreements to perform construction services. The aggregate of these bonds at September 30, 2002 was $73.8 million. Some of these financial instruments are secured by parent company guarantees.

The Company estimates that the cost to complete capital expenditure projects in progress at September 30, 2002 approximate $12.6 million.

6. Industry Segment Information - The following tables present information about the profit or loss of each of the Company's reportable segments for the quarters and nine months ended September 30, 2002 and 2001. The information contains certain allocations of corporate expenses that the Company deems reasonable and appropriate for the evaluation of results of operations.




                                   Quarter Ended          Nine Months Ended
                                   September 30,            September 30,
                            ------------------------- -------------------------
                                2002         2001         2002         2001
                            ============ ============ ============ ============
                                               (in thousands)

Total segment revenues :
Gulf of Mexico Offshore
  Construction               $   25,273   $   30,400   $   67,504   $   85,914
Gulf of Mexico Diving             7,902       14,937       20,774       31,895
Gulf of Mexico Marine
  Support                         8,204       12,026       25,594       35,356
West Africa                      18,902        6,586       57,098       21,971
Latin America                    49,460       27,278      157,587       45,523
Asia Pacific                     23,520       31,307       71,882       81,956
Middle East                       1,774          677        6,181        9,466
                            ------------ ------------ ------------ ------------
                             $  135,035   $  123,211   $  406,620   $  312,081


Intersegment eliminations:
Gulf of Mexico Offshore
  Construction               $      (10)  $   (1,417)  $   (1,243)  $   (2,604)
Gulf of Mexico Diving            (4,768)      (5,074)     (11,278)     (10,761)
Gulf of Mexico Marine
  Support                        (1,459)        (907)      (3,193)      (2,947)
                            ------------ ------------ ------------ ------------
                             $   (6,237)  $   (7,398)  $  (15,714)  $  (16,312)
                            ------------ ------------ ------------ ------------

Total segment revenues from
  external customers         $  128,798   $  115,813   $  390,906   $  295,769
                            ============ ============ ============ ============

Income (loss) before income
  taxes:
Gulf of Mexico Offshore
  Construction               $    1,181   $   (3,232)  $   (4,766)  $   (6,567)
Gulf of Mexico Diving                72        2,954       (2,814)       1,904
Gulf of Mexico Marine
  Support                           731        4,529        3,338       14,980
West Africa                      (2,785)         117       (3,645)       2,229
Latin America                     6,368        4,484       22,259        1,227
Asia Pacific                      4,030         (768)       4,429       (4,408)
Middle East                      (1,219)      (1,031)      (2,942)      (1,804)
                            ------------ ------------ ------------ ------------
                             $    8,378   $    7,053   $   15,859   $    7,561
                            ============ ============ ============ ============


The following table reconciles the reportable segments' revenues and profit or loss presented above, to the Company's consolidated totals.


                                   Quarter Ended          Nine Months Ended
                                   September 30,            September 30,
                            ------------------------- -------------------------
                                2002         2001         2002         2001
                            ============ ============ ============ ============
                                              (in thousands)

Revenues:
  Total revenues for
    reportable segments      $  135,035   $  123,211   $  406,620   $  312,081
  Total revenues for other
    segments                         --           46           --          379
  Elimination of
    intersegment revenues        (6,237)      (7,398)     (15,714)     (16,312)
                            ------------ ------------ ------------ ------------
  Total consolidated
    revenues                 $  128,798   $  115,859   $  390,906   $  296,148
                            ============ ============ ============ ============

Income before income taxes
  Total income for
    reportable segments      $    8,378   $    7,053   $   15,859   $    7,561
  Total income for other
    segments                         --            8           --           68
  Unallocated corporate
    income (expense)                  9          661          225         (318)
                            ------------ ------------ ------------ ------------
  Total consolidated
    income before taxes      $    8,387   $    7,722   $   16,084   $    7,311
                            ============ ============ ============ ============


7. Comprehensive Income - Following is a summary of the Company's comprehensive income (loss) for the quarters and nine months ended September 30, 2002 and 2001:

                                   Quarter Ended          Nine Months Ended
                                   September 30,            September 30,
                            ------------------------- -------------------------
                                2002         2001         2002         2001
                            ============ ============ ============ ============
                                                   (in thousands)

Net income                   $    5,452   $    4,324   $   10,450   $    4,094
Other comprehensive
  income (loss):
Reclassification of
  realized loss on hedging
  activities                        215           --          630           --
Cumulative effect of
  adoption of SFAS 133
  on January 1, 2001                 --           --           --       (1,023)
Unrealized gain (loss) on
  hedging activities                (71)        (311)         166         (569)
                            ------------ ------------ ------------ ------------

   Comprehensive income      $    5,596   $    4,013   $   11,246   $    2,502
                            ============ ============ ============ ============




Item 2.	Management's Discussion and Analysis of Financial
Condition and Results of Operations

General

The following discussion presents management's discussion and analysis of our financial condition and results of operations. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements for the periods ended September 30, 2002 and 2001, included elsewhere in this report and our audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report of Form 10-K for the year ended December 31, 2001.

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



                                          Quarter Ended   Nine Months Ended
                                           September 30,     September 30,
                                        ----------------- -----------------
                                          2002     2001     2002     2001
                                        ======== ======== ======== ========

Revenues                                 100.0%   100.0%   100.0%   100.0%
Cost of Revenues	                  82.6     80.7     85.4     82.4
Gross Profit	                          17.4     19.3     14.6     17.6
Goodwill Amortization                       --      0.7       --      0.8
Selling, General and Administrative
  Expenses                                 7.8      7.3      7.3      9.0

                                        -------- -------- -------- --------

Operating Income                           9.6     11.3      7.3      7.8
Interest Expense                           2.7      4.5      2.9      5.4
Other Expense (Income), net                0.4      0.2      0.3     (0.1)
                                        -------- -------- -------- --------
Income Before Income Taxes                 6.5      6.6      4.1      2.5
Provision for Income Taxes                 2.3      2.9      1.4      1.1
                                        -------- -------- -------- --------
Net Income                                 4.2%     3.7%     2.7%     1.4%
                                        ======== ======== ======== ========


Quarter Ended September 30, 2002 Compared to Quarter Ended September 30, 2001

Revenues. Revenues for the quarter ended September 30, 2002 increased 11% to $128.8 million from $115.9 million for the quarter ended September 30, 2001. The increase in revenues resulted primarily from increased activity in our Latin America and West Africa segments partially offset by decreased activity and/or lower pricing in the Gulf of Mexico Offshore Construction, Gulf of Mexico Diving, Gulf of Mexico Marine Support and the Asia Pacific segments.

Gross Profit. For the quarter ended September 30, 2002, we had gross profit of $22.4 million compared with $22.4 million for the quarter ended September 30, 2001. Our gross profit margins in the quarter ended September 30, 2002 decreased to 17% as compared to 19% for the comparable period last year. The decrease is attributable to decreases in activity and/or pricing reductions in the Gulf of Mexico Offshore Construction, Gulf of Mexico Diving and Gulf of Mexico Marine Support segments and a lower margin on a large EPIC contract in our West Africa segment.
These declines were offset by activity increases in our Latin
America segment.

Selling, General and Administrative Expenses. For the quarter ended September 30, 2002, selling, general and administrative expenses increased to $10.1 million as compared to $8.5 million for the quarter ended September 30, 2001. This increase is due primarily to increased legal fees, increased corporate transportation expenses, and costs related to project management enhancements.

Depreciation and Amortization. Depreciation and amortization, including amortization of dry-docking costs, for the quarter ended September 30, 2002 was $15.3 million compared to the $13.8 million recorded in the quarter ended September 30, 2001. The 11% increase was principally attributable to increased utilization of the Company's pipelay/derrick barges, which are depreciated on a units-of-production basis, in Latin America, Gulf of Mexico Offshore Construction, West Africa and Asia Pacific segments. The increase was partially offset by the cessation of goodwill amortization, beginning January 1, 2002, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Amortization of goodwill for the quarter ended September 30, 2001 was $0.7 million.

Interest Expense. Interest expense decreased to $3.5 million for the quarter ended September 30, 2002, from $5.2 million for the quarter ended September 30, 2001, due to lower interest rates and lower average outstanding debt levels.

Other Expense (Income). Other expense increased to $0.5 million in the quarter ended September 30, 2002 from $0.3 million in the prior comparable quarter due primarily to exchange rate losses.

Net Income. For the quarter ended September 30, 2002, we recorded net income of $5.5 million as compared to net income of $4.3 million recorded for the quarter ended September 30, 2001. Our effective tax rate was 35% for the quarter ended September 30, 2002 compared to 44% for the quarter ended September 30, 2001.

Segment Information. We have identified seven reportable segments as required by SFAS No. 131. The following discusses the results of operations for each of those reportable segments during the third quarter of 2002 and 2001.

Gulf of Mexico Offshore Construction - Due to decreased activity, revenues declined 17% to $25.3 million (including nominal intersegment revenues) for the quarter ended September 30, 2002 from $30.4 million (including $1.4 million of intersegment revenues) for the quarter ended September 30, 2001. Income before taxes increased to $1.2 million for the quarter ended September 30, 2002 from a loss before income taxes of $3.2 million for the quarter ended September 30, 2001. The increase in income before income taxes was due primarily to the shifting of costs related to certain Gulf of Mexico construction vessels working in our Latin America segment.

Gulf of Mexico Diving - Revenues from diving related services in the Gulf of Mexico decreased 47% to $7.9 million (including $4.8 million intersegment revenues) for the quarter ended September 30, 2002 from $14.9 million (including $5.1 million intersegment revenues) for the quarter ended September 30, 2001. Income before income taxes decreased to $0.1 million for the quarter ended September 30, 2002 compared to $3.0 million for the quarter ended September 30, 2001. The decline in revenues and income before income taxes were due primarily to a decrease in activity.

Gulf of Mexico Marine Support - Revenues decreased 32% to $8.2 million (including $1.5 million of intersegment revenues) for the quarter ended September 30, 2002 from $12.0 million (including $0.9 million of intersegment revenues) for the quarter ended September 30, 2001. Approximately one-half of the revenue decrease was due to decreased activity and one-half was due to lower pricing. These declines resulted in a decrease in income before income taxes to $0.7 million for the quarter ended September 30, 2002 compared to income before income taxes of $4.5 million for the quarter ended September 30, 2001.

West Africa - Revenues increased 187% to $18.9 million for the quarter ended September 30, 2002 compared to $6.6 million for the quarter ended September 30, 2001. The increase in revenues was due to increased activity, primarily for work performed on one large EPIC contract, which has a large amount of procurement and subcontract content. Loss before income taxes increased to $2.8 million for the quarter ended September 30, 2002 compared to income before income taxes of $0.1 million for the same period in 2001. The loss before income taxes is primarily due to cost increases on the large EPIC contract due to poor performance associated with an indigenous subcontractor.

Latin America - Latin America benefited from increased activity during the quarter ended September 30, 2002. Revenues increased 81% to $49.5 million for the quarter ended September 30, 2002 from $27.3 million for the quarter ended September 30, 2001. Income before income taxes increased to $6.4 million for the quarter ended September 30, 2002 from income before income taxes of $4.5 million for the quarter ended September 30, 2001. Revenues and income before income taxes increased due primarily to work performed on one large contract.

Asia Pacific - Decreases in activity in the Asia Pacific region resulted in a 25% decrease in revenues to $23.5 million for the quarter ended September 30, 2002 compared to $31.3 million for the quarter ended September 30, 2001. Income before income taxes increased to $4.0 million for the quarter ended September 30, 2002 from a loss before income taxes of $0.8 million for the quarter ended September 30, 2001. Although revenues declined, income increased due primarily to changes in the mix of contract work, improved pricing, and better project execution as compared to the same period last year.

Middle East - Revenues increased 162% to $1.8 million for the quarter ended September 30, 2002 compared to $0.7 million for the quarter ended September 30, 2001 due to increased activity in the region. Results declined by $0.2 million to a loss before income taxes of $1.2 for the quarter ended September 30, 2002 from a loss before income taxes of $1.0 million for the quarter ended September 30, 2001.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Revenues. Revenues for the nine months ended September 30, 2002 of $390.9 million were 32% higher than revenues for the nine months ended September 30, 2001 of $296.1 million. The increase in revenues resulted primarily from increased activity in certain areas including West Africa and Latin America, partially offset by a decrease in activity and/or lower pricing in the Gulf of Mexico Offshore Construction, Gulf of Mexico Diving, Gulf of Mexico Marine Support, Asia Pacific, and Middle East segments.

Gross Profit. For the nine months ended September 30, 2002, we had gross profit of $57.1 million compared with $52.0 million for the nine months ended September 30, 2001. This increase was primarily the result of increased activity in our Latin America segment and a different mix of contract work in our Asia Pacific segment partially offset by a lower margin on a large EPIC contract in our West Africa segment and decreased activity and/or pricing in our Gulf of Mexico Offshore Construction, Gulf of Mexico Diving, Gulf of Mexico Marine Support. As a percentage of revenues, gross profit for the nine months ended September 30, 2002 was 15% compared to 18% for the nine months ended September 30, 2001.

Selling, General and Administrative Expenses. For the nine months ended September 30, 2002, selling, general, and administrative expenses were $28.4 million compared to $26.7 million during the nine months ended September 30, 2001. This increase is primarily attributable to increased costs in our Latin America segment related to the increase in activity, increased costs associated with corporate travel, and costs related to project management enhancements.

Depreciation and Amortization. Depreciation and amortization, including amortization of drydocking costs, for the nine months ended September 30, 2002 was $45.1 million compared to the $39.1 million recorded in the nine months ended September 30, 2001. The 15% increase was principally attributable to increased utilization of the Company's pipelay/derrick barges, which are depreciated on a units-of-production basis, in Latin America, Gulf of Mexico Offshore Construction and West Africa segments. The increase was partially offset by the cessation of goodwill amortization, beginning January 1, 2002, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Amortization of goodwill for the nine months ended September 30, 2001 was $2.2 million.

Interest Expense. Interest expense decreased to $11.4 million for the nine months ended September 30, 2002, compared to $16.1 million for the nine months ended September 30, 2001. This 29% decrease is attributable to lower interest rates and lower average outstanding debt levels.

Other Expense (Income). Other expense increased $1.6 million to $1.2 million for the nine months ended September 30, 2002 compared with other income of $0.4 million for the same period in 2001.
The increase is due primarily to reduced interest income and increased exchange rate losses.

Net Income. For the nine months ended September 30, 2002, we recorded net income of $10.5 million, compared to net income of $4.1 million for the nine months ended September 30, 2001. Our effective tax rate for the nine months ended September 30, 2002 was 35% compared to 44% for the nine months ended September 30, 2001.

Segment Information. We have identified seven reportable segments as required by SFAS No. 131. The following discusses the results of operations for each of those reportable segments during the nine months of 2002 and 2001.

Gulf of Mexico Offshore Construction - During the nine months ended September 30, 2002, revenues decreased due to decreased activity for offshore construction services in the Gulf of Mexico. This segment's gross revenues decreased 21% to $67.5 million (including $1.2 million intersegment revenues) for the nine months ended September 30, 2002 compared to $86.0 million (including $2.6 million intersegment revenues) for the nine months ended September 30, 2001. The loss before income taxes decreased by $1.8 million to a loss before income taxes of $4.8 million for the nine months ended September 30, 2002 from a loss before income taxes of $6.6 million for the same period in 2001 due primarily to the shifting of costs related to certain Gulf of Mexico construction vessels working in our Latin America segment.

Gulf of Mexico Diving - Revenues for the nine months ended September 30, 2002 decreased 35% to $20.8 million (including $11.3 million intersegment revenues) compared to $31.9 million (including $10.8 million intersegment revenues) for the same period in 2001 due to decreased activity. Due to activity declines and pricing pressures, this segment reported a loss before income taxes for the nine months ended September 30, 2002 of $2.8 million compared to income before taxes of $1.9 million during the nine months ended September 30, 2001.

Gulf of Mexico Marine Support - Gulf of Mexico marine support revenues decreased $9.8 million to $25.6 (including $3.2 million intersegment revenues) for the nine months ended September 30, 2002, compared to $35.4 million (including $2.9 million intersegment revenues) for the nine months ended September 30, 2001. Approximately one-half of the revenue decline was due to decreased activity and one-half due to lower pricing. These declines resulted in a decrease in income before income taxes to $3.3 million for the nine months ended September 30, 2002 compared to income before income taxes of $15.0 million for the nine months ended September 30, 2001.

West Africa - For the nine months ended September 30, 2002, revenues increased 160% to $57.0 million from $22.0 million for the nine months ended September 30, 2001. The increase in revenues was due to increased activity primarily for work performed on one large contract, which has a large amount of procurement and subcontract content. Results declined $5.9 million to a loss before income taxes of $3.6 million for the nine months ended September 30, 2002 from income before income taxes of $2.2 million for the same period in 2001 due primarily to poor performance on one large EPIC contract associated with an indigenous subcontractor.

Latin America - Revenues increased 246% to $157.6 million in the nine months ended September 30, 2002 from $45.5 million for the nine months ended September 30, 2001 due primarily to work performed on one large contract which has a large amount of procurement and subcontractor content. Income before income taxes increased $21.0 million to $22.3 million for the nine months ended September 30, 2002 from income before income taxes of $1.2 million for the same period ended September 30, 2001.

Asia Pacific - Asia Pacific revenues decreased $10.1 million to $71.9 million for the nine months ended September 30, 2002 from $82.0 million for the nine months ended September 30, 2001. Results improved by $8.8 million to income before income taxes of $4.4 million for the nine months ended September 30, 2002 from a loss before income taxes of $4.4 million for the same period in 2001. The improvement in income before income taxes was attributable to changes in the mix of contract work, improved pricing, and better project execution as compared to the same period in 2001.

Middle East - Revenues decreased $3.3 million to $6.2 million for the nine months ended September 30, 2002, compared to $9.5 million for the nine months ended September 30, 2001. Due to reduced activity, results declined by $1.1 million to a loss before income taxes of $2.9 million for the nine months ended September 30, 2002 from a loss before income taxes of $1.8 million for the nine months ended September 30, 2001.



Liquidity and Capital Resources

Our cash balance increased by $1.1 million to $12.7 million at September 30, 2002 from $11.6 million at December 31, 2001.
During the nine months ended September 30, 2002, our operations generated cash flow of $12.9 million. Cash generated from financing activities of $9.6 million and the net repayment of debt is a result of the net proceeds of our secondary common stock offering which was completed at the end of March 2002.
Cash from operations and financing activities funded investing activities of $21.3 million. Investing activities consisted principally of capital expenditures and dry-docking costs.
Working capital increased by $44.7 million to $109.3 million at September 30, 2002 from $64.6 million at December 31, 2001. The increase in working capital is due to an increase in accounts receivable, due primarily to increased activity in our Latin America segment, and a decrease in current maturities of long-term debt partially offset by an increase in accounts payable and other accrued liabilities. Working capital is anticipated to continue to increase as activity increases. At
September 30, 2002, our backlog was $260.5 million, as compared to a backlog of $220.8 million at September 30, 2001. Approximately 23% of the backlog is expected to be performed during the remainder of 2002.

Our capital expenditures during the nine months ended September 30, 2002 aggregated $15.9 million. We estimate that the cost to complete capital expenditure projects in progress at September 30, 2002 will be approximately $12.6 million, all of which is expected to be incurred during the next twelve months. These projects are primarily related to vessel upgrades.

Long-term debt outstanding at September 30, 2002 (including current maturities) includes $119.2 million of Title XI bonds, and $52.0 million drawn against the credit facilities discussed below.

Prior to March 27, 2002, we maintained a credit facility, which consisted of a $51.0 million term loan facility and a $100.0 million revolving loan facility. On March 27, 2002, the term loan facility was repaid in its entirety from the proceeds of an equity offering as discussed below. The remaining facility consisted exclusively of the $100.0 million revolving loan facility. This facility matures on December 30, 2004. The revolving loan facility permits both prime rate bank borrowings and London Interbank Offered Rate ("LIBOR") borrowings plus a floating spread. The spreads can range from 1.00% to 2.25% and 2.25% to 3.50% for prime rate and LIBOR based borrowings, respectively. In addition, the credit facility allows for certain fixed rate interest options on amounts outstanding.
Stock of our subsidiaries, certain real estate, and the majority of our vessels collateralize the loans under the credit facility. On March 18, 2002, we amended our credit facility. The amendment reduced the consolidated net worth covenant requirement to $440.0 million for the quarter ending September 30, 2002 and thereafter. We paid an amendment fee of $0.2 million. The revolving loan facility is subject to certain other financial covenants. At September 30, 2002, we were in compliance with this credit facility and all financial covenants. At September 30, 2002, $35.0 million was drawn against this facility.

On April 30, 2002, we amended and restated our revolving loan facility to provide an additional $48.0 million 364-day revolving credit line. We paid a $0.4 million fee for this amendment.
This new credit line was entered into to provide additional working capital for us in anticipation of increases in activity. The amended revolving loan facility is subject to certain financial covenants. At September 30, 2002, we were in compliance with all of our financial covenants under this facility. At September 30, 2002, $17.0 million was drawn against the $48.0 million facility.

Our aggregate revolving facilities total $148.0 million. As of November 6, 2002, we had an aggregate of $66.5 million of credit availability under our two revolving credit facilities.

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

Our Title XI bonds mature in 2020, 2022, and 2025. The bonds carry interest rates of 8.30%, 7.25%, and 7.71% per annum, respectively, and require aggregate semi-annual payments of $2.8 million, plus interest. The agreements pursuant to which the Title XI bonds were issued contain certain covenants, including the maintenance of minimum working capital and net worth requirements. If not met, additional covenants result that restrict our operations and our ability to pay cash dividends. At September 30, 2002, we were in compliance with these covenants.

We also have short-term credit facilities at our foreign locations that aggregate $7.5 million and are secured by letters of credit. Additionally, in the normal course of business, we provide guarantees and performance, bid, and payment bonds pursuant to agreements, or in connection with bidding to obtain such agreements to perform construction services. Some of these guarantees are secured by parent company guarantees. The aggregate of these guarantees and bonds at September 30, 2002 was $73.8 million in surety bonds and $19.5 million in bank guarantees and letters of credit.

On August 7, 2002, we announced that we obtained authorization to repurchase up to $12.0 million of our stock under our existing stock repurchase program. During the quarter ended September 30, 2002, we repurchased an aggregate of 2.1 million shares of stock for a total of $8.6 million.

In April of 2001, the Company entered into a long-term agreement to charter the Titan 2, a 456-foot self-propelled twin-hulled derrick ship. The vessel charter payments, which include the cost of an operational crew, supplies (excluding fuel), and all maintenance and regulatory expenses, are expected to be approximately $6.1 million annually. In 2001, the Company prepaid $3.0 million of charter payments, which are systematically applied to future charter payments. This charter term is 120 months. This charter can be cancelled by Global, subject to a termination penalty of $2.7 million and the transfer of title of the dynamic positioning (DP) system to the charterer. The DP system was installed on the Titan 2 in the first quarter of 2002.

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

Industry Outlook

Although we have been experiencing competitive pricing pressures and reduced activity in our domestic markets, we remain optimistic about our future and are anticipating an improved fiscal 2003. Many of our customers' contracting philosophies have changed over the years placing harsher contract requirements on the contractor. Currently none of our 2003 backlog consists of EPIC type contracts and we will continue to be very selective in our future pursuit of these contracts. During the quarter ended September 30, 2002, we booked $94.2 million in new work resulting in a backlog of $260.5 million at quarter-end, of which approximately 99% is expected to be performed in the next twelve months. We remain focused on increasing our market share, successfully executing projects and enhancing our financial performance.



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

In accordance with SFAS No. 142, we discontinued the amortization of goodwill upon the adoption of this statement on January 1, 2002. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of tax follows (in thousands, except per share data):


                                   Quarter Ended          Nine Months Ended
                                   September 30,            September 30,
                            ------------------------- -------------------------
                                2002         2001         2002         2001
                            ============ ============ ============ ============

Reported net income          $    5,452   $    4,324   $   10,450   $   4,094
Add: Goodwill amortization,
  net of tax                         --          415           --       1,248
                            ------------ ------------ ------------ ------------
    Adjusted net income      $    5,452   $    4,739   $   10,450   $   5,342
                            ============ ============ ============ ============

Reported net income per
  share                      $     0.05   $     0.05   $     0.10   $    0.04
Add: Goodwill amortization,
  net of tax per basic
  share                              --           --           --        0.02
                            ------------ ------------ ------------ ------------

  Adjusted basic earnings
    per share                $     0.05   $     0.05   $     0.10   $    0.06
                            ============ ============ ============ ============

  Adjusted diluted earnings
    per share                $     0.05   $     0.05   $     0.10   $    0.06
                            ============ ============ ============ ============


The carrying amounts of goodwill as of September 30, 2002 and December 31, 2001, is approximately $38.0 million and is entirely attributable to the Company's Latin America segment.

SFAS No. 143, "Accounting for Asset Retirement Obligations," requires the recording of liabilities for all legal obligations associated with the retirement of long-lived assets that result from the normal operation of those assets. These liabilities are required to be recorded at their fair values (which are likely to be the present values of the estimated future cash flows) in the period in which they are incurred. SFAS No. 143 requires the associated asset retirement costs to be capitalized as part of the carrying amount of the long-lived asset. The asset retirement obligation will be accreted each year through a charge to expense. The amounts added to the carrying amounts of the assets will be depreciated over the useful lives of the assets.
We are required to implement SFAS No. 143 on January 1, 2003.
Based on current expectations we do not expect the implementation of SFAS No. 143 to have a material impact on our consolidated financial position or results of operations.

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



Item 3. Quantitative and Qualitative Disclosures about Market Risk

In 2000, we entered into an interest rate swap agreement, which effectively modified the interest characteristics of $15.0 million of our outstanding long-term debt. The agreement involved the exchange of a variable interest rate of LIBOR plus 2.00% for amounts based on fixed interest rates of 7.38% plus 2.00%. The swap will mature in eight months. The transaction was entered into in the normal course of business primarily to hedge rising interest rates. The estimated fair market value of the interest rate swap based on quoted market prices was ($0.6) million as of September 30, 2002. A hypothetical 100 basis point decrease in the average interest rates applicable to such debt would result in a change of approximately ($0.1) million in the fair value of this instrument. Quantitative and qualitative disclosures about market risk are in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2001.

Item 4.	Control and Procedures

Within the 90-day period immediately preceding the filing of this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures ensures that material information relating to the Company and its consolidated subsidiaries is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period in which this quarterly report was being prepared in a timely manner to allow appropriate decisions regarding required disclosure flows. No significant changes were made to our internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.



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

        (b) Reports on Form 8-K:
            The Company filed two reports on Form 8-K during the quarter ended September 30, 2002, both of which report information under Item 9 and were dated August 1, 2002 and August 13, 2002, respectively.





                                  Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                        GLOBAL INDUSTRIES, LTD.


                                        By:     /s/ TIMOTHY W. MICIOTTO


                                       -----------------------------------
                                               Timothy W. Miciotto
                                              Senior Vice President,
                                             Chief Financial Officer
                                       (Principal Financial and Accounting
                                                     Officer)



November 12, 2002





                                    Certifications


I, William J. Dore', Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Global
Industries, Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002


                                        --------------------------------
                                                William J. Dore'
                                            Chief Executive Officer





I, Timothy W. Miciotto, Senior Vice President, Chief Financial
Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Global
Industries, Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 12, 2002


                                        --------------------------------
                                              Timothy W. Miciotto
                                             Senior Vice President,
                                            Chief Financial Officer
                                        (Principal Financial and Accounting
                                                      Officer)