Form 10-K
period 2002-12-31
GLOBAL INDUSTRIES LTD
filed 2003-03-27
CIK 895663

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

[X]  Annual Report Pursuant To Section 13 or 15(d) of the
        Securities Exchange Act of 1934

                For the fiscal year ended December 31, 2002

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

                For the Transition period from _____ to _____

                        Commission File Number 2-56600

                            Global Industries, Ltd.
            (Exact Name of Registrant as Specified in Its Charter)

LOUISIANA                               72-1212563
(State or Other Jurisdiction of         (I.R.S. Employer Identification
Incorporation or Organization)          Number)


8000 Global Drive                       70665
Carlyss, Louisiana                      (Zip Code)
(Address of Principal
Executive Offices)


        Registrant's telephone number, including area code:  (337) 583-5000

           Securities registered pursuant to Section 12(b) of the Act:

        Title of each class         Name of each exchange on which registered
        ___________________         _________________________________________
              None                                   None

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [X]

Indicate by check mark whether the registrant is an
accelerated filer (as defined in Exchange Act Rule 12b-2)
YES  [X]   NO  [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28, 2002 was $516,906,453 based on the last reported sales price of the Common Stock on June 28, 2002 on the NASDAQ\NMS.

The number of shares of the registrant's Common Stock outstanding as of March 18, 2003, was 100,767,882.


                        DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual
Meeting of Shareholders to be held May 15, 2003 are incorporated by reference into Part III hereof.





                             GLOBAL INDUSTRIES, LTD.
                                INDEX - FORM 10-K


                                     PART I



Item 1.             Business                                                  3
Item 2.             Properties                                               14
Item 3.             Legal Proceedings                                        17
Item 4.             Submission of Matters to a Vote of Security Holders      17
Item (Unnumbered).  Executive Officers of the Registrant                     18


                                     PART II

Item 5.             Market for the Registrant's Common Equity and
                      Related Shareholder Matters                            20
Item 6.             Selected Financial Data                                  22
Item 7.             Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                    23
Item 7A.            Quantitative and Qualitative Disclosures About
                      Market Risk                                            34
Item 8.             Financial Statements and Supplementary Data
                      Independent Auditors' Report                           35
                      Consolidated Balance Sheets - December 31, 2002
                        and 2001                                             36
                      Consolidated Statements of Operations - Years
                        Ended December 31, 2002, 2001, and 2000              37
                      Consolidated Statements of Shareholders' Equity -
                        Years Ended December 31, 2002, 2001, and 2000        38
                      Consolidated Statements of Cash Flows - Years
                        Ended December 31, 2002, 2001, and 2000              39
                      Consolidated Statements of Comprehensive Income
                        (Loss) - Years Ended December 31, 2002, 2001,
                        and 2000                                             40
                      Notes to Consolidated Financial Statements             41
Item 9.              Changes In and Disagreements With Accountants on
                        Accounting and Financial Disclosure                  64


                                     PART III


Item 10.             Directors and Executive Officers of the Registrant      65
Item 11.             Executive Compensation                                  65
Item 12.             Security Ownership of Certain Beneficial Owners and
                        Management                                           65
Item 13.             Certain Relationships and Related Transactions          65
Item 14.             Controls and Procedures                                 65


                                     PART IV


Item 15.             Exhibits, Financial Statement Schedules, and Reports
                        on Form 8-K                                          66
                     Signatures                                              72
                     Certifications                                          73



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

The Company began as a provider of diving services to the offshore oil and gas industry thirty years ago and has used selective acquisitions, new construction, and upgrades to expand its operations and assets. The Company has the largest number of offshore construction vessels currently available in the Gulf of Mexico and its worldwide fleet includes twenty barges that have various combinations of pipelay, pipebury, and derrick capabilities. The Company's fleet includes sixty-six manned vessels that were available for service during 2002. At December 31, 2002, the Company's fleet consisted of seventy-one vessels.

In the fourth quarter of 2002, management reviewed the Company's management structure and effective January 1, 2003 reorganized its operating management structure and its existing business lines, Offshore Construction and Installation and Diving, to focus on core operations and specialized markets. These changes were made to adapt to certain marketplace conditions in the Company's domestic and international operations. In conjunction with the reorganization, the Company will eliminate non-core and under performing assets relating to certain of its marine assets and support facilities. The Company recorded a one-time pretax non-cash charge of $45.8 million in December 2002 associated with these assets. (See Note 13 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.)


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

The Company is equipped to provide services from shallow water to water depths of over 10,000 feet. As exploration companies have made considerable commitments and expenditures for production in water depths over 1,000 feet, the Company has invested in vessels, equipment, technology, and skills to increase its abilities to provide services in this growing deepwater market.

For financial information regarding the Company's operating segments and the geographic areas in which they operate, see Note 8 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Offshore Construction

Offshore construction services performed by the Company include pipelay, derrick, and related services. The Company is capable of installing steel pipe by either the conventional or the reel method of pipelaying using either manual or automatic welding processes. With the conventional method, 40-foot segments of up to 60-inch diameter pipe are welded together, coated, and tested on the deck of the pipelay barge. Each segment is connected to the prior segment and then submerged in the water as the barge is moved forward forty feet by its anchor winches, or in some instances on-board thrusters; the process is then repeated. Dynamic positioning technology uses on-board thrusters in conjunction with global positioning system technology, which enables a vessel to remain on station or move with precision without the use of anchors. Using the conventional pipelay method, the Company's barges can install approximately 400 feet per hour of small diameter pipe in shallow water under good weather conditions. Larger diameter pipe, deeper water, and less favorable weather conditions all reduce the speed of pipeline installation. The Company has vessels located in each of the regions in which it currently operates that are capable of installing pipe using the conventional method.

With the reel method of pipelaying, the Company performs the welding, testing, and corrosion coating onshore, and then spools the pipe onto a pipe reel in one continuous length. Once the reel barge is in position, the pipe is unspooled onto the ocean floor as the barge is moved forward. The Company's dedicated reel pipelay barge, the Chickasaw, a 275-foot dynamically positioned pipelay/derrick barge, is capable of spooling as much as forty-five miles of 4.5-inch diameter pipe, nineteen miles of 6.625-inch diameter pipe, or four miles of 12.75-inch diameter pipe in one continuous length. Concrete coated pipe or pipe with a diameter greater than 12.75 inches cannot be installed using the Chickasaw's reel. Global has successfully operated the Chickasaw since 1987. The Company believes that its reel method pipelay capability often provides it with a competitive advantage because of its faster installation rates and reduced labor expense when compared to the conventional pipelay method. The Chickasaw can install small diameter pipe in shallow water at rates averaging 3,000 feet per hour. The Chickasaw's faster lay rate is even more significant during the winter months, when pipelay operations frequently must be suspended because of adverse weather conditions. The Chickasaw's faster installation rate allows much more progress, or even completion of a project, with fewer costly weather delays.
The reel method of pipelaying also reduces labor costs by permitting much of the welding, x-raying, corrosion coating, and testing to be accomplished onshore where labor costs are generally lower than comparable labor costs offshore. This method also enables the Company to perform a substantial portion of its work onshore, a more stable and safer work environment.

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

Global's Pioneer is a dynamically positioned SWATH (Small Waterplane Area Twin Hull) vessel that provides support services in water depths to 8,000 feet. Use of the Pioneer's design reduces weather sensitivity, allowing the vessel to continue operating in up to 12-foot seas and remain on site in up to 20-foot seas. The vessel is able to install, maintain, and service subsea completions, has saturation diving capabilities, and is equipped for abandonment operations, pipeline installation support, and other services beyond the capabilities of conventional dive support vessels ("DSV"s). The Pioneer's current base of operations is the Gulf of Mexico.

In the Gulf of Mexico, The United States Department of
Interior Minerals Management Service ("MMS") requires the burial of all offshore oil and gas pipelines that are greater than 8.75-inches in diameter and located in water depths of 200 feet or less. The Company believes it has the equipment and expertise necessary for its customers to comply with MMS regulations. In 1997, the Company obtained the Mudbug technology. The Mudbug is used to simultaneously lay and bury pipelines providing a significant competitive advantage over the conventional method, which requires a second trip over the pipeline with the barge to bury the pipe. Regulations also require that these pipelines be periodically inspected, repaired, and, if necessary, reburied. Inspection requires extensive diving or ROV services, and rebury requires either hand-jetting by divers or use of one of the Company's large jet sleds and a bury barge.

All twenty of the Company's barges are equipped with cranes designed to lift and place platforms, structures, or equipment into position for installation. In addition, they can be used to disassemble and remove platforms and prepare them for salvage or refurbishment. The Hercules is equipped to perform lifts up to 2,000 tons. The Company expects demand for Gulf of Mexico abandonment services to increase as more platforms are removed due to MMS regulations relating to the abandonment of wells and removal of platforms. Current MMS regulations require platforms to be removed within twelve months after production ceases and that the site be restored to meet stringent standards. According to MMS, in December 2002 there were 4,034 platforms on active leases in U.S. waters of the Gulf of Mexico.

Diving and Other Underwater Services

The Company performs diving operations in the Gulf of Mexico, West Africa, Asia Pacific, Latin America, and the Middle East. Demand for diving services covers the full life of an offshore oil and gas property, including supporting exploration, installing pipelines for production and transportation, periodic inspection, repair and maintenance of fixed platforms and pipelines and, ultimately, salvage and site clearance. The Company's pipelay and derrick operations create captive demand for saturation diving services, for which divers are more highly compensated, and which enables the Company to attract and retain qualified and experienced divers. To support its diving operations, the Company operates a fleet of six DSVs domestically and ten DSVs internationally.

For the Gulf of Mexico, the MMS requires that all offshore structures have extensive and detailed inspections for corrosion, metal thickness, and structural damage every five years. As the age of the offshore infrastructure increases, the Company anticipates that demand for inspections, repairs, and wet welding technology will increase.

For diving projects involving long-duration deepwater dives to 1,500 feet, the Company uses saturation diving systems that maintain an environment for the divers at the subsea water pressure at which they are working until the job is completed. Saturation diving permits divers to make repeated dives without decompressing, thereby reducing the time necessary to complete the job and reducing the diver exposure to the risks associated with frequent decompression. Two of the Company's largest saturation diving systems are capable of maintaining an environment simulating subsea water pressures to 1,500 feet. The Company has recorded the deepest wet working dive in the Gulf of Mexico at 1,075 feet.

The Company has been at the forefront in the development of many underwater welding techniques and believes it has more qualified diver/welders in the Gulf of Mexico than any of its competitors. Welded repairs are made by two methods: dry hyperbaric welding and wet welding. In dry hyperbaric welding, a customized, watertight enclosure is engineered and fabricated to fit the specific requirements of the structural joint or pipeline requiring repairs. The enclosure is lowered into the water, attached to the structure, and then the water is evacuated, allowing divers to enter the chamber and to perform dry welding repairs. Wet welding is accomplished while divers are in the water, using specialized welding rods. Wet welding is less costly because it eliminates the need to construct an expensive, customized, single-use enclosure, but historically often resulted in repairs of unacceptable quality. The Company believes it has been a leader in improving wet welding techniques and it has satisfied the technical specifications for customers' wet welded repairs in water depths to 325 feet. The Company's Research and Development Center is an important part of a research and development consortium led by the Company and the Colorado School of Mines that conducts research on underwater welding techniques for major offshore oil and gas operators. The Research and Development Center includes a hyperbaric facility capable of simulating wet or dry welding environments for water depths of up to 1,200 feet so that welds can be performed and tested to assure compliance with the customer's technical specifications.

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

Customers

The Company's customers are primarily oil and gas producers and pipeline companies. During the year ended December 31, 2002, the Company provided offshore marine construction services to over 100 customers. Its largest single customer in any one of the last three years accounted for 34% of consolidated revenues. Sales to Petroleos Mexicanos (PEMEX) were greater than 10% of consolidated revenues in 2002, 2001, and 2000. The loss of these revenues could have a material adverse effect on the Company's Latin American segment. The level of construction services required by any particular customer depends on the size of that customer's capital expenditure budget devoted to construction plans in a particular year. Consequently, customers that account for a significant portion of revenues in one fiscal year may represent an immaterial portion of revenues in subsequent fiscal years. The Company's traditional contracts are typically of short duration, being completed in one to five months. Engineering, Procurement, Installation and Commissioning contracts (EPIC) and turnkey contracts can be for longer durations of up to one or two years.

Contracts for work in the Gulf of Mexico are typically awarded on a competitive bid basis with customers usually requesting bids on projects one to three months prior to commencement. However, for projects in water depths greater than 1,000 feet, particularly subsea development projects and "turnkey" projects (where the Company is responsible for the project from engineering through commissioning), and for projects in international areas, the elapsed time from bid request to commencement of work may exceed one year. The Company's marketing staff contacts offshore operators known to have projects scheduled to ensure that the Company has an opportunity to bid for the projects. Most contracts are awarded on a fixed-price basis, but the Company also performs work on a cost-plus or day-rate basis, or on a combination of such bases. The Company attempts to qualify its contracts so it can recover the costs of certain unexpected difficulties and the costs of weather related delays during the winter months.

Competition

In each region of the world that the Company operates, the offshore marine construction industry is highly competitive with many different competitors. Price competition and contract terms are the primary factors in determining which qualified contractor is awarded a job. However, the ability to deploy modern equipment and techniques, to attract and retain skilled personnel, and to demonstrate a good safety record have also been important competitive factors.

Domestic competition for deepwater and ultra-deep water projects in the Gulf of Mexico is limited primarily to the Company,
J. Ray McDermott and Cal Dive International. With increasing frequency, international competitors such as Technip-Coflexip S.A., Heerema S.A., Stolt Offshore S.A., Allseas Marine Contractors S.A., and Saipem S.p.a. bid and compete for projects in the Gulf of Mexico. The Company's competitors for shallow water domestic projects include many smaller companies including Horizon Offshore, Inc., Offshore Specialities Fabricators, Inc., and Torch, Inc.
Many shallow water competitors compete primarily based on price.

Backlog

As of January 31, 2003, the Company's backlog of construction contracts supported by written agreements amounted to approximately $253.9 million ($71.3 million for the U.S. Gulf of Mexico and $182.6 million for international operations), compared to the Company's backlog at January 31, 2002, of $361.2 million ($73.0 million for the U.S. Gulf of Mexico and $288.2 million for international operations). Management expects approximately 99% of the Company's backlog to be performed in 2003. The Company does not consider its backlog amounts to be a reliable indicator of future earnings.

Patents

The Company owns or is the licensee of a number of patents in the United States and in other countries related to pipelaying. For example, the Company owns United States Patent Number 6,328,502. This patent involves a novel barge system for laying deep water subsea pipelines either by means of reeled pipe or conventional pipelaying procedures and covers several features incorporated into the Hercules. The Company is currently pursuing patent protection for this invention in a number of foreign countries. The Company has also obtained technology by acquiring the assets of other companies and through license agreements with other companies such as the Mudbug pipe burying technology and certain aspects of the Chickasaw's reel technology. While the Company's continuing technical operations are not materially dependent on any one or more of its licenses or patent rights, they do enhance the Company's competitive position.

Employees

The Company's work force varies based on the Company's workload at any particular time. During 2002, the number of Company employees ranged from a low of 1,934 to a high of 2,589, and as of January 31, 2003, the Company had 1,911 employees. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that its relationship with its employees is satisfactory.

Seasonality

Each of the geographic areas in which the Company operates has seasonal patterns that affect the Company's operating patterns.
The seasonal patterns are the results of weather conditions and the timing of capital expenditures by oil and gas companies. In the U.S. Gulf of Mexico, where the Company derived over 28% of its revenues in 2002, a disproportionate amount of the Company's revenues, gross profit, and net income is earned in the interim periods that include July through December.

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

The operations of the Company also are affected by numerous federal, state, and local laws and regulations relating to protection of the environment including, in the United States, the Outer Continental Shelf Lands Act, the Federal Water Pollution Control Act of 1972, and the Oil Pollution Act of 1990. The technical requirements of these laws and regulations are becoming increasingly complex and stringent, and compliance is becoming increasingly difficult and expensive. However, the Company believes that compliance with current environmental laws and regulations is not likely to have a material adverse effect on the Company's business or financial statements. Certain environmental laws provide for "strict liability" for remediation of spills and releases of hazardous substances and some provide liability for damages to natural resources or threats to public health and safety. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties, and criminal prosecution. The Company's compliance with these laws and regulations has entailed certain changes in operating procedures and approximately $0.3 million in expenditures during the year ended December 31, 2002. It is possible that changes in the environmental laws and enforcement policies thereunder, or claims for damages to persons, property, natural resources, or the environment could result in substantial costs and liabilities to the Company. The Company's insurance policies provide liability coverage for sudden and accidental occurrences of pollution and/or clean up and containment of the foregoing in amounts which the Company believes are comparable to policy limits carried in the marine construction industry.

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

Under the terms of the Company's syndicated bank credit facility, it must maintain minimum levels of tangible net worth, not exceed levels of debt specified in the agreement, and comply with, among other things, a fixed coverage ratio and a leverage ratio. The Company amended this credit facility effective March 31, 2002. This amendment reduced the consolidated net worth covenant requirement to $440.0 million for the quarter ending September 30, 2002 and thereafter. In January 2003, the Company amended further this credit facility. This amendment excludes the one-time non-cash charge made in 2002 from all covenant calculations. For a more detailed discussion of amendments to our syndicated bank credit facility, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

The Company's ability to meet the financial ratios and tests under its credit facility can be affected by events beyond its control, and it may not be able to satisfy those ratios and tests. If the Company fails to comply with these ratios and tests, and is unable to obtain a waiver, its lenders will be entitled to, among other things, accelerate the debt outstanding under the credit facility so that it is immediately due and payable, and no further borrowings would be available under the revolving credit facility. Any acceleration of the debt outstanding under the credit facility would have a material adverse effect on the Company's financial condition.


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


The Company's business is substantially dependent on the level of capital expenditures in the oil and gas industry and volatility in oil and natural gas prices could adversely effect its results of operations.

The demand for the Company's services depends on the condition of the oil and gas industry and, in particular, on the capital expenditures of companies engaged in the offshore exploration, development and production of oil and natural gas.
Capital expenditures by these companies are primarily influenced by prevailing oil and natural gas prices and expectations about future prices and exploration and production costs.
Historically, prices of oil and natural gas and offshore exploration, development and production have fluctuated substantially. In the current period of uncertainty oil and gas companies have moderated capital expenditures in economically marginal production areas. This has decreased demand for offshore construction and related services in certain segments in which the Company participates, and has resulted in increased competition in certain segments for available projects, which could result in lower profit margins. A sustained period of substantially reduced capital expenditures by oil and gas companies such as existed in 1999 and 2000, whether as a result of volatility of oil and natural gas prices or significant or prolonged reduction in oil and natural gas prices would likely result in continued decreased demand for the Company's services, low margins and net losses.


The Company's international operations expose it to additional risks inherent in doing business abroad.

A significant portion of the Company's revenue is derived from operations outside the United States. The scope and extent of its operations outside of the U.S. Gulf of Mexico means the Company is exposed to the risks inherent in doing business abroad. These risks include:

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


The Company is exposed to the substantial hazards and risks inherent in marine construction and its insurance coverage is limited.

The Company's business involves a high degree of operational risks. Hazards and risks that are inherent in marine operations include capsizing, grounding, colliding and sustaining damage from severe weather conditions. In addition, the Company's construction work can disrupt existing pipeline platforms and other offshore structures. Any of these could cause damage to or destruction of vessels, property or equipment, personal injury or loss of life, suspension of production operations or environmental damage. The failure of offshore pipelines or structural components during or after installation by us could also result in similar injuries or damages. Any of these events could result in interruption of the Company's business or significant liability.

The Company cannot always obtain insurance for its operating risks, and it is not practical to insure against all risks in all geographic areas. Uninsured liabilities resulting from the Company's operations may adversely effect its business and results of operations.


The Company depends on significant customers.

Some of the Company's industry segments derive a significant amount of their revenues from a small number of customers. For example, sales to PEMEX represented more than 10% of the Company's consolidated revenue and a majority of its Latin American revenue in 2002 and 2001. The inability of these segments to continue to perform services for a number of their large existing customers, if not offset by contracts with new or other existing customers, could have a material adverse effect on our business and operations.



The Company utilizes percentage-of-completion accounting.

Since the Company's contract revenues are recognized on a percentage-of-completion basis, it periodically reviews contract revenue and cost estimates as the work progresses. Accordingly, adjustments are reflected in income in the period when any revisions are determined. To the extent that these adjustments result in a reduction of previously reported profits, we would recognize a charge against current earnings that may be significant depending on the size of the adjustment.


The Company may not complete its fixed-price contracts within the Company's original estimates of costs, which will adversely effect our results.

Because of the nature of the offshore construction industry, most of the Company's projects are performed on a fixed-price basis. The profits we realize on one of the Company's contracts will often vary from the estimated amounts because of changes in offshore job conditions and in labor and equipment productivity. In addition, the Company sometimes bears the risk of delays caused by bad weather conditions. The Company may suffer lower profits or even losses on projects because of cost overruns resulting from these or other causes.


The Company has incurred losses in recent periods and may incur additional losses in the future.

In recent years the Company has incurred losses from operations, particularly during periods of low industry-wide demand for marine construction services. The Company incurred net losses in 2000, primarily because of weaker demand for its services. The Company was profitable in 2002 (exclusive of the one-time non-cash charge) and 2001, but it may not be profitable in the future. The Company may not be able to sustain or increase such profitability on a quarterly or annual basis due to the volatility in the oil and gas industry.


If the Company is unable to attract and retain skilled workers its business will be adversely affected.

The Company's operations depend substantially upon its ability to continue to retain and attract project managers, project engineers and skilled construction workers such as divers, welders, pipefitters and equipment operators. The Company's ability to expand its operations is impacted by its ability to increase its labor force. The demand for skilled workers in its industry is currently high and the supply is limited. As a result of the cyclical nature of the oil and gas industry as well as the physically demanding nature of the work, skilled workers may choose to pursue employment in other fields. A significant increase in the wages paid or benefits offered by competing employers could result in a reduction in the Company's skilled labor force, increases in it's employee costs, or both. If either of these events occur, the Company's operations and results could be materially adversely affected.


The Company's operations could suffer with the loss of one of its senior officers or other key personnel.

The Company's success depends heavily on continued services of its Senior Management and key employees, including William J. Dore', its founder, Chairman of the Board and Chief Executive Officer. The Company's officers and key personnel have extensive experience in its industry so if the Company were to lose any of its key employees or executive officers, its operations could suffer.


The Company's industry is highly competitive.

Offshore construction companies compete intensely for projects. Contracts for the Company's services are generally awarded on a competitive bid basis, and intense price competition is a primary factor in determining who is awarded the job. Customers also consider availability and capability of equipment, reputation, experience and safety record of the contender, in awarding jobs. Certain competitors may be willing to sustain losses on projects to gain experience or market share, to cover fixed costs of their fleets or to avoid the expense of temporarily idling vessels, resulting in reduced prices. During industry down cycles in particular, the Company may have to accept lower rates for its services and vessels or increase contractual liabilities. As the Company has increased its operations in deeper waters and internationally, it has encountered additional competitors, many of who have greater experience than the Company in these markets and greater resources. As large international companies relocate vessels to the Gulf of Mexico, levels of competition may increase and the Company's business could be adversely affected.

Additionally, the Company's competitiveness in international markets may be adversely affected by regulations requiring, among other things, the awarding of contracts to local contractors, the employment of local citizens and/or the purchase of supplies from local vendors or which favor or require local ownership.


Compliance with environmental and other governmental regulations could be costly and could negatively impact our operations.

The Company's vessels and operations are subject to and affected by various types of governmental regulation, including many international, federal, state and local environmental protection laws and regulations. These laws and regulations are becoming increasingly complex and stringent, and compliance is becoming more difficult and expensive. The Company may be subject to significant fines and penalties for non-compliance, and some environmental laws impose joint and several "strict liability" for cleaning up spills and releases of oil and hazardous substances, regardless of whether it was negligent or at fault. These laws and regulations may expose the Company to liability for the conduct of or conditions caused by others, or for our acts that complied with all applicable laws at the time we performed the acts.

Adoption of laws or regulations that have the effect of curtailing exploration for and production of oil and natural gas in the Company's areas of operation could adversely affect its operations by reducing demand for the Company's services. In addition, new laws or regulations, or changes to existing laws or regulations may increase our costs or otherwise adversely affect the Company's operations.


The Company's principal shareholder is able to exercise substantial influence.

As of March 6, 2003, Mr. Dore' beneficially owns approximately 29% of the Company's outstanding common stock. As a result, Mr. Dore' is able to exercise substantial influence on the outcome of matters requiring a shareholder vote, including the election of directors. This influence may have the effect of delaying, deferring or preventing a change in the Company's control.


The Company limits foreign ownership of the Company, which could reduce the price of its common stock.

The Company's articles of incorporation limit the percentage of outstanding common stock and other classes of voting securities that non-United States citizens can own. Applying the statutory requirements applicable today, the Company's articles of incorporation provides that no more than 25% of its outstanding common stock may be owned by non-United States citizens. These restrictions may at times preclude United States citizens from transferring their common stock to non-United States citizens. This may also restrict the available market for resale of shares of common stock and for the issuance of shares by us and could adversely affect the price of its stock.



Provisions in the Company's corporate documents and Louisiana law could delay or prevent a change in control of the Company, even if that change would be beneficial to its shareholders.

The existence of some provisions in the Company's corporate documents could delay or prevent a change in control of the Company, even if that change would be beneficial to its shareholders. The Company's articles of incorporation and by-laws contain provisions that may make acquiring control of the Company difficult, including: provisions relating to the nomination and removal of its directors; provisions regulating the ability of its shareholders to bring matters for action at annual meetings of its shareholders; and the authorization given to its board of directors to issue and set the terms of preferred stock. Louisiana law also effectively limits the ability of a potential acquirer to obtain a written consent of the Company's shareholders.


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


                                SEC REPORTING

The Company electronically files certain documents with the SEC. The Company files annual reports on Form 10-K;
quarterly reports on Form 10-Q; current reports on Form 8-K; along with any related amendments and supplements thereto. From time-to-time, we may also file registration and related statements pertaining to equity or debt offerings. You may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information regarding the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

The Company provides electronic access to its periodic and current reports on its internet website, www.globalind.com. These reports are available on the Company's website as soon as reasonably practicable after the Company electronically files such materials with the SEC. Information on the Company's website does not constitute part of this Annual Report. You may also contact the Company's investor relations department at 713-479-7979 for paper copies of these reports free of charge.





ITEM 2.  PROPERTIES

The Company owns a fleet of twenty construction barges, twenty-two liftboats, and twenty-nine DSVs, OSVs, and other support vessels. Seventeen of the Company's construction barges are designed to perform more than one type of construction project which enables these combination barges to sustain a higher utilization rate. A listing of the Company's significant vessels along with a brief description of the capabilities of each is presented on page 16 of this Annual Report.

The Company's Hercules is a 444-foot dynamically positioned pipelay/heavy-lift barge with a 2,000-ton crane capable of performing revolving lifts up to approximately 1,600 tons. The Hercules is capable of spooling up to eighty-four miles of 6.625-inch diameter pipe, twenty-two miles of 12.75-inch diameter pipe, or ten miles of 18-inch pipe using its portable reel. This reel is capable of being removed and installed on the Hercules as deemed necessary and as job demands change. The Hercules' current base of operations is U.S. Gulf of Mexico.

The Chickasaw, a 275-foot dynamically positioned pipelay/derrick barge, has a dedicated pipelay reel which has a capacity ranging from forty-five miles of 4.5-inch diameter pipe, nineteen miles of 6.625-inch diameter pipe or four miles of 12.75-inch diameter pipe. The Company owns four additional portable pipelay reels, which can be mounted on the deck of its barges for pipelay by the reel method or used as additional capacity on the Chickasaw. The Company owns and operates four jetting sleds, which are capable of burying pipe up to thirty-six inches in diameter, and three Mudbugs, for burying pipe simultaneously with the pipeline installation. The Chickasaw's current base of operations is the U.S. Gulf of Mexico.

In April of 2001, the Company entered into a long-term agreement to charter the Titan 2. The Titan 2 is a 456-foot dynamically positioning, self-propelled, twin-hulled derrick ship capable of lifting 880 tons and with over 23,000 square feet of working deck area. At the end of 2001, the Titan 2 was in the process of being configured with a dynamic positioning system and additional quarters. These additions were completed in the first quarter of 2002. The Titan 2 current base of operations is Mexico's Bay of Campeche.

Global's Pioneer is a dynamically positioned SWATH (Small Waterplane Area Twin Hull) vessel that provides support services in water depths to 8,000 feet. Use of the Pioneer design reduces weather sensitivity, allowing the vessel to continue operating in up to 12-foot seas and remain on site in up to 20-foot seas. The vessel is able to install, maintain, and service subsea completions, has saturation diving capabilities, and is equipped for abandonment operations, pipeline installation support, and other services beyond the capabilities of conventional DSVs. The Pioneer's current base is the U. S. Gulf of Mexico.

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

The Company owns all of its barges and vessels, with the exception of the Titan 2, and fifty-one are subject to ship mortgages. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." In compliance with governmental regulations, the Company's insurance policies, and certain of the Company's financing arrangements, the Company is required to maintain its barges and vessels in accordance with standards of seaworthiness and safety set by government regulations or classification organizations. The Company maintains its fleet to the standards for seaworthiness, safety, and health set by the International Maritime Organization or the U.S. Coast Guard and are inspected by the American Bureau of Shipping, Bureau Veritas, Lloyd's Registry or Det Norske Veritas.

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

The following table summarizes the Company's significant existing facilities as of December 31, 2002:


                                                Approximate
                                                Square Feet    Owner/Leased
Location               Principal Use           or Acerage    (Lease Expiration)
_____________________  _____________________  ____________   __________________

Carlyss, LA	       Shore base/Corporate
                         Headquarters            625 acres   Owned
Port of Iberia, LA     Shore base                 39 acres   Owned
Houston, TX            Office                 39,410 sq. ft. Leased (Aug. 2003)
Lafayette, LA (1)      Office/Training/
                         Storage              13,154 sq. ft. Leased (Dec. 2004)
Cd. Del Carmen,
  Mexico               Warehouses              7,874 sq. ft. Leased (Dec. 2003)
Cd. Del Carmen,
  Mexico               Office/Workshop        41,042 sq. ft. Owned
Bangkok, Thailand      Office                  7,545 sq. ft. Leased (Jul. 2003)
Bangkok, Thailand      Office	               3,998 sq. ft. Leased (Apr. 2005)
Batam Island,
  Indonesia            Shore base                 52 acres   Leased (Mar. 2028)
Sharjah, United
  Arab Emirates        Office/Shore base      64,946 sq. ft. Leased (Nov. 2003)
________________

(1)	Leased from the Company's Chairman and Chief Executive Officer,
        Mr. William J. Dore'.



                            Global Industries, Ltd.
               Listing of Construction Barges and Swath Vessel



                                                                 Pipelay
                                                            ________________
                                                   Derrick
                                                   -------  Maximum  Maximum
                                                   Maximum   Pipe     Water    Year       Living
                                           Length   Lift    Diameter  Depth   Acquired/   Quarter
                         Vessel Type       (Feet)  (Tons)   (Inches)  (Feet)  Leased     Capacity
                     ____________________  ______  _______  ________ _______  _________  ________
Construction Barges:
  Titan 2            Derrick                456       880       --       --     2001       326
  Hercules           Pipelay/reel/derrick   444     2,000    60.00   10,000     1995       191
  Seminole           Pipelay/derrick        424       800    48.00    1,500     1997       220
  Comanche           Pipelay/derrick        400     1,000    48.00    1,500     1996       223
  Shawnee            Pipelay/derrick        400       860    48.00    1,500     1996       272
  Iroquois           Pipelay/derrick        400       250    60.00    1,000     1997       259
  DLB 264            Pipelay/derrick        397     1,000    60.00    1,000     1998       220
  DLB 332            Pipelay/derrick        351       750    60.00    1,000     1998       208
  Cheyenne           Pipelay/bury/derrick   350       800    36.00    1,500     1992       190
  Arapaho            Derrick                350       800       --       --     1992       100
  Cherokee           Pipelay/derrick        350       925    36.00    1,500     1990       183
  Sara Maria         Derrick                350       550       --       --     1999       300
  Mohawk             Pipelay/bury/derrick   320       600    48.00      700     1996       200
  Chickasaw          Pipelay/reel/derrick   275       160    12.75    6,000     1990        70
  Tonkawa            Derrick/bury           250       175       --       --     1990        73
  Sea Constructor    Pipelay/bury           250       200    24.00      400     1987       104
  Navajo             Pipelay/derrick        240       150    10.00      600     1992       129
  G/P 37             Pipelay/bury           188       140    16.00      300     1981        58
  Pipeliner 5        Pipelay/bury           180        25    14.00      200     1996        60
  G/P 35             Pipelay/bury           164       100    16.00      200     1978        46
SWATH Vessel:
  Pioneer            Multi-service          200        50       --       --     1996        57

_______________________________________________________________________________
ter of 2002, the construction barges,
Seneca, Delta I and MAD II, were taken out of service. These vessels have been reclassified to the Assets Held For Sale category on the balance sheet and are expected to be sold in the next twelve months (See Note 13 of the Notes to the Consolidated Financial
Statements included elsewhere in this Annual Report).

In the second quarter of 2002, the construction barge, Subsea
Constructor, was converted to a cargo barge, the CB7.



ITEM 3.  LEGAL PROCEEDINGS

In November of 1999, the Company notified Groupe GTM that as a result of material adverse changes and other breaches by Groupe
GTM, the Company was no longer bound by and was terminating the Share Purchase Agreement to purchase the shares of ETPM S.A.
Groupe GTM responded stating that they believed the Company was in breach. The Share Purchase Agreement provided for liquidated damages of $25.0 million to be paid by a party that failed to consummate the transaction under certain circumstances. The
Company has notified Groupe GTM that it does not believe that the liquidated damages provision is applicable to its termination of the Share Purchase Agreement. On December 23, 1999, Global filed suit against Groupe GTM in Tribunal de Commerce de Paris to recover damages. On June 21, 2000, Groupe GTM filed an answer and counterclaim against Global seeking the liquidated damages of $25.0 million and other damages, costs and expenses of approximately $3.2 million based at current exchange rates. The
Paris Commercial court has set a date of May 28, 2003 for the oral hearing. The Company believes that the ultimate outcome of these matters will not have a material adverse effect on its business or financial statements.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.





ITEM (Unnumbered).  EXECUTIVE OFFICERS OF THE REGISTRANT

        (Provided pursuant to General Instruction G)

All executive officers named below, in accordance with the By-
Laws, are elected annually and hold office until a successor has been duly elected and qualified. The executive officers of the Company as of March 21, 2003 follow:

Name                    Age    Position
____                    ___    ________
William J. Dore'        60     Chairman of the Board of Directors and
                                 Chief Executive Officer
Peter S. Atkinson       55     President
J. Michael Pearson      55     Chief Operating Officer
James J. Dore'          48     President, Global Divers and Marine Contractors
Timothy W. Miciotto     59     Senior Vice President, Chief Financial Officer
Russell J. Robicheaux   54     Senior Vice President, General Counsel
Byron W. Baker          46     Senior Vice President, Gulf of Mexico
                                 Operations, Equipment and Regulatory
Wilmer J. Buckley, Jr.  52     Senior Vice President, Human Resources
Lawrence C. McClure     47     Senior Vice President, Engineering and
                                 Deepwater Technology
Robert L.  Patrick      52     Senior Vice President, West Africa, South
                                 America and the Caribbean


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

Mr. Pearson joined the Company in January of 2002 as Senior
Vice President-Strategic Planning. In May 2002, he was named Chief Operating Officer. Prior to joining Global, Mr. Pearson served in a general management position for Enron Engineering and Construction Co. during 2000 and 2001. Prior to that position, Mr. Pearson served as Executive Vice President for Transoceanic Shipping Co. in 1999 and as President and Chief Executive Officer for International Industrial Services, Inc. from 1997 to 1999.
In addition, Mr. Pearson served in various management capacities at McDermott International, Inc. for twenty-four years.

Mr. James Dore' has over twenty years of service with the Company. He held a number of management positions with responsibility for marketing, contracts and estimating, and diving operations. Mr. Dore' was named Vice President, Marketing in March 1993, Vice President, Special Services in November 1994 and Vice President, Diving and Special Services in February 1996. In August 2001, he was named Senior Vice President, Diving and Special Services. In January 2001, Mr. Dore' became President of the Association of Diving Contractors. In November 2002, Mr. Dore' was named President of Global Divers and Marine Contractors. Mr. Dore' is the brother of William J. Dore'.

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

Mr. Baker joined the Company in April 1997 as Operations
Manager in Mexico. In 1999, he was named International Offshore Operations Manager. In February 2000, Mr. Baker was appointed Vice President, Offshore Operations. In August 2001, he was named Senior Vice President, Equipment, Operations, and Regulatory. In May 2002, Mr. Baker was named Senior Vice President, Gulf of Mexico Operation, Equipment and Regulatory. Prior to joining Global, he served as Operations Manager at J. Ray McDermott. In addition to serving at McDermott, he served in an operational capacity at Offshore Pipelines, Inc. He has more than twenty-five years of experience in the offshore construction industry.

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

Mr. McClure joined the Company in January 1989 as Assistant Operations Manager and was promoted to Manager of Estimating and Engineering in February 1992. In February 1995, he was named Vice President, Estimating and Engineering. Mr. McClure was named Vice President, Offshore Construction in February 1996. In May 2000, he was named Vice President, Offshore Construction Division/Engineering. In August 2001, he was named Senior Vice President, OCD and Engineering. In May 2002, Mr. McClure was named Senior Vice President, Engineering and Deepwater Technology. Mr. McClure has over twenty years of experience in the offshore construction business.

Mr. Patrick joined the Company in July 1995 as Operations
Manager for the West Africa Division. In August 2001, he was named Senior Vice President, Project Management Services. Prior to joining Global, Mr. Patrick served as Vice President of Operations for Ugland in Mexico for five years. He has also managed projects in India, West Africa, the Gulf of Mexico and offshore California. In May 2002, Mr. Patrick was named Senior
Vice President Estimating and Project Management Services.
In March 2003, he was named Senior Vice President West Africa,
South America and the Caribbean. Mr. Patrick has over twenty-five years of experience in marine engineering and offshore construction.



                                     PART II


ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        SHAREHOLDER MATTERS


Common Stock Trading and Dividends

The Company's Common Stock is traded on the NASDAQ National
Market System under the symbol "GLBL." The following table presents for the periods indicated the high and low sales prices per share of the Company's Common Stock.

                Period                          High      Low
                ______                       ________  ____ ___
        January 1, 2001- March 31, 2001      $ 16.000  $ 12.000
        April 1, 2001- June 30, 2001           17.460    12.470
        July 1, 2001- September 30, 2001       13.110     4.990
        October 1, 2001- December 31, 2001      9.380     5.430

        January 1, 2002- March 31, 2002      $  9.510  $  7.380
        April 1, 2002- June 30, 2002            9.998     6.650
        July 1, 2002- September 30, 2002        6.850     3.950
        October 1, 2002- December 31, 2002      4.910     3.440

As of March 20, 2003, there were approximately 1,200 holders of record of Common Stock and approximately 10,000 beneficial holders of Common Stock.

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

Pursuant to the Global Industries, Ltd., Non-Employee Directors' Compensation Plan, each non-employee director may elect to receive up to $20,000 of his or her annual retainer and meeting fees in shares of common stock based upon the average of the closing prices of the common stock on the twenty trading days preceding the end of the year for which payment is made. For the fiscal year ended December 31, 2002, we issued 8,908 shares of common stock under the Global Industries, Ltd., Non-Employee Directors' Compensation Plan. The issuance of these shares were exempt transactions under Section 4(2) of the Securities Act of 1933 as transactions not involving a public offering. For a more detailed discussion of the Global Industries, Ltd., Non-Employee Directors' Compensation Plan, see Note 7 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.


Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets for certain information as of December 31, 2002 regarding our equity compensation plans.


                           Number of
                          securities                   Number of securities
                             to be       Weighted      remaining available
                          issued upon    average       for future issuance
                          exercise of  exercise price     under equity
                          outstanding  of outstanding   compensation plans
                            options,     options,       (excluding securities
                            warrants     warrants        reflected in
Plan Category              and rights   and rights       Column (a)
_____________             ___________  ______________  ______________________
                              (a)

Equity compensation plans
approved by Shareholders:

 1992 Stock Option Plan     2,771,176      $    9.798                   --
 1992 Restricted Stock
   Plan                       434,378      $    0.010              147,111
 1995 Employee Stock
   Purchase Plan              226,966      $    3.545            1,141,254
 1998 Equity Incentive
   Plan                     5,387,108      $    9.607            1,481,890

Equity compensation plans
not approved by
Shareholders:

 Non-Employee Director
   Compensation Plan            8,908      $    4.490                6,580
                          ___________                  ______________________

Total                       8,828,536                            2,776,835
                          ===========                  ======================

For a description of the principal terms of the Non-Employee Compensation Plan, see Note 7 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.


ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data presented below for each of the past five fiscal periods should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this Annual Report.



                                                                                      Nine Months
                                                                                         Ended
                                        Twelve Months Ended December 31,              December 31,
                                   2002       2001       2000       1999       1998      1998
                                  (1)(2)                 (3)         (4)        (5)       (6)
                                __________ _________ ___________ __________ _________ ____________
                                     (in thousands, except per share data)

Revenues                        $ 494,010  $ 406,104  $ 298,745  $ 387,452  $ 429,719  $ 342,201
Gross profit                       63,478     70,849     35,383     45,600    119,716     95,973
Net (loss) income                 (29,363)     6,156    (16,690)    (1,131)    49,953     38,971
Net (loss) income per share
  Basic                         $   (0.30) $    0.07  $   (0.18) $   (0.01) $    0.55  $    0.43
  Diluted                       $   (0.30) $    0.07  $   (0.18) $   (0.01) $    0.53  $    0.42
Weighted average common
 Shares outstanding
  Basic                            99,511     92,753     91,982     90,700     91,488     91,498
  Diluted                          99,511     93,847     91,982     90,700     94,780     93,808
Ratio of earnings
 to fixed Charges (7)                  (9)      1.4x         (9)    (8) (9)      7.1x       6.8x
Ratio of earnings
 to fixed Charges plus
 dividends (7)                         (9)      1.4x         (9)    (8) (9)      7.1x       6.8x
Total assets (10)               $ 701,644  $ 748,177  $ 730,187  $ 755,935  $ 730,187  $ 730,187
Working capital (10)               75,060     64,588     37,949     58,561     78,637     78,637
Long-term debt, total (10)        126,657    234,740    236,627    252,407    210,797    210,797

________________

(1)  Pursuant to FAS 142, goodwill amortization is excluded in the net income (loss) and net income (loss) per share
     amounts.
(2) Included in the net income (loss) and net income (loss) per share amount is the effect of the one-time pretax non-cash charge of $45.8 million. See Note 13 of the Notes to Consolidated Financial Statements.
(3) Included in the net income (loss) and net income (loss) per share amount is a cumulative effect of change in accounting principle of $(0.8) million and $(0.01), respectively. See
     Note 1 of the Notes to Consolidated Financial Statements.
(4)  Included in the results for the year ended December 31,
     1999, beginning in the third quarter, are the consolidated financial results of Global's ownership of CCC's (CCC Fabricaciones y Construcciones, S.A. de C.V.) offshore construction business. See Note 12 of the Notes to Consolidated Financial Statements.
(5)  Unaudited.
(6) Effective December 31, 1998, the Company changed its fiscal year-end to December 31 of each year from March 31.
(7) For purposes of computing the ratios of earnings to fixed charges and earnings to fixed charges plus dividends: (1) earnings consist of income before income taxes plus fixed charges, excluding capitalized interest, and (2) fixed charges consist of interest expense (including capitalized interest) and the estimated interest component of rent expense (one-third of total rent expense). There were no dividends paid or accrued during the periods presented above.
(8) In 1999, we guaranteed certain indebtedness of an unconsolidated affiliated. The associated fixed charges related to such indebtedness approximated $0.9 million for the year ended December 31, 1999, and have not been included in the computation of the ratios.
(9) Earnings were inadequate to cover fixed charges by $34.2 million, $20.1 million and $11.8 million for the years ended December 31, 2002, 2000 and 1999, respectively.
(10) As of the end of the period.


ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

The following discussion presents management's discussion and analysis of the Company's financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Certain of the statements included below and in other portions of this Annual Report, including those regarding future financial performance or results that are not historical facts, are or contain "forward looking" information as that term is defined in the Securities Act of 1933, as amended. The words "expect," "believe," "anticipate," "project," "estimate," and similar expressions are intended to identify forward-looking statements. We caution readers that any such statements are not guarantees of future performance or events and such statements involve risks, uncertainties and assumptions. Factors that could cause actual results to differ from those expected include, but are not limited to, dependence on the oil and gas industry and industry conditions, general economic conditions including interest rates and inflation, competition, our ability to continue our acquisition strategy, successfully manage our growth, and obtain funds to finance our growth, operating risks, contract bidding risks, the use of estimates for revenue recognition, risks of international operations, risks of vessel construction such as cost overruns, changes in government regulations, and disputes with construction contractors, dependence on key personnel and the availability of skilled workers during periods of strong demand, the impact of regulatory and environmental laws, the ability to obtain insurance, and other factors discussed below. Operating risks include hazards such as vessel capsizing, sinking, grounding, colliding, and sustaining damage in severe weather conditions, fire and explosion. These hazards can also cause personal injury, loss of life, severe damage to and destruction of property and equipment, pollution and environmental damage, and suspension of operations. The risks inherent with international operations include political, social, and economic instability, exchange rate fluctuations, currency restrictions, nullification, modification, or renegotiations of contracts, potential vessel seizure, nationalization of assets, import-export quotas, and other forms of public and governmental regulation. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual results and outcomes may differ materially from those indicated in the forward-looking statements.

In the fourth quarter of 2002, management reviewed the Company's management structure and effective January 1, 2003 reorganized its operating management structure and its existing business lines, Offshore Construction and Installation and Diving, to focus on core operations and specialized markets. These changes were made to adapt to certain marketplace conditions in the Company's domestic and international operations. In conjunction with the reorganization, the Company will eliminate non-core and under performing assets relating to certain of its marine assets and support facilities. The Company recorded a one-time pretax non-cash charge of $45.8 million in December 2002 associated with these assets. (See Note 13 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.)


Results of Operations

The following table sets forth, for the periods indicated, statement of operations data expressed as a percentage of revenues.


                                              Year Ended December 31,
                                         ________________________________

                                            2002       2001       2000
                                         __________ __________ __________


Revenues                                   100.0%     100.0%     100.0%
Cost of revenues                            87.2       82.6       88.2
                                         __________ __________ __________

Gross profit                                12.8       17.4       11.8
Goodwill amortization                         --        0.8        1.0
Losses on asset disposal and impairment      9.3         --         --
Selling, general and administrative
  expenses                                   8.0        8.8       10.5
                                          __________ __________ __________

Operating (loss) income                     (4.5)       7.8        0.3
Interest expense	                     3.0        5.4        7.6
Other income                                (0.5)      (0.1)      (1.0)
                                          __________ __________ __________

(Loss) income before income taxes	    (7.0)       2.5       (6.3)
(Benefit) provision for income taxes	    (1.0)       1.0       (0.9)
                                          __________ __________ __________
(Loss) income before cumulative
  effect of change in accounting
  principal                                 (6.0)       1.5       (5.4)
Cumulative effect of change
  in accounting principal                     --         --        0.3
                                          __________ __________ __________
Net (loss) income                           (6.0)%      1.5%      (5.7)%
                                          ========== ========== ==========



Our results of operations reflect the level of offshore construction activity in the Gulf of Mexico and all international locations, for all periods presented above. The results also reflect our ability to win jobs through competitive bidding and manage awarded jobs to successful completion. The level of offshore construction activity is principally determined by three factors: first, the oil and gas industry's ability to economically justify placing discoveries of oil and gas reserves in production; second, the oil and gas industry's need to clear all structures from the lease once the oil and gas reserves have been depleted; and third, weather events such as major hurricanes.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues. Revenues for the year ended December 31, 2002 of $494.0 million were 22% higher than revenues for the year ended December 31, 2001 of $406.1 million. The increase in revenues resulted primarily from increased activity in certain areas including West Africa and Latin America, partially offset by a decrease in activity in the Gulf of Mexico Offshore Construction, Gulf of Mexico Diving, and Asia Pacific segments and decreased activity and lower pricing in the Gulf of Mexico Marine Support segment.

Gross Profit. For the year ended December 31, 2002, we had gross profit of $63.5 million compared with $70.8 million for the year ended December 31, 2001. This decrease was primarily the result of decreased activity and/or pricing in our Gulf of Mexico Offshore Construction, Gulf of Mexico Diving, Gulf of Mexico Marine Support segments, a lower margin on a large EPIC contract in our West Africa segment and lower than expected productivity associated with three other projects, partially offset by increased activity in our Latin America segment and a different mix of contract work in our Asia Pacific segment. As a percentage of revenues, gross profit for the year ended December 31, 2002 was 13% compared to 17% for the year ended December 31, 2001.

Losses on Asset Disposal and Impairment.  Effective January 1,
2003 the Company reorganized its operating management structure and its existing business lines, Offshore Construction and Installation and Diving, to focus on core operations and specialized markets. These changes were made to adapt to certain marketplace conditions in the Company's domestic and international operations. In conjunction with the reorganization, the Company will eliminate non-core and under performing assets relating to certain of its marine assets and support facilities. The Company recorded a one-time pretax non-cash charge of $45.8 million in December 2002 associated with these assets.

Selling, General and Administrative Expenses. For the year ended December 31, 2002, selling, general and administrative expenses were $39.5 million compared to $35.7 million during the year ended December 31, 2001. This increase is primarily attributable to increased bad debt expense in our Gulf of Mexico Offshore Construction, Marine Support, and Asia Pacific segments, increased costs associated with corporate travel, and costs related to project management enhancements and increased costs in our Latin America segment related to the increase in activity.

Depreciation and Amortization. Depreciation and amortization, including amortization of drydocking costs, for the year ended December 31, 2002 was $58.3 million compared to the $53.9 million recorded in the year ended December 31, 2001. The 8% increase was principally attributable to increased utilization of the Company's pipelay/derrick barges, which are depreciated on a units-of-production basis, in Latin America, Gulf of Mexico Offshore Construction, Asia Pacific, and West Africa segments. The increase was partially offset by the cessation of goodwill amortization, beginning January 1, 2002, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Amortization of goodwill for the year ended December 31, 2001 was $3.1 million.

Interest Expense. Interest expense decreased to $14.7 million for the year ended December 31, 2002, compared to $21.9 million for the year ended December 31, 2001. This 33% decrease is attributable to lower interest rates and lower average outstanding debt levels.

Other Income. Other income increased $2.1 million to $2.3 million for the year ended December 31, 2002 compared with income of $0.2 million for the same period in 2001. The increase is due primarily to an insurance settlement gain.

Net (Loss) Income. For the year ended December 31, 2002, we recorded a net loss of $29.3 million, compared to net income of $6.2 million for the year ended December 31, 2001. Our effective tax rate for the year ended December 31, 2002 was 14% compared to 41% for the year ended December 31, 2001. The reduction in the effective tax rate is due primarily to the one-time non-cash charge that the Company recorded in 2002 and its effects on taxable income in differing taxable jurisdictions.

Segment Information. We have identified seven reportable segments as required by SFAS No. 131. The following discusses the results of operations for each of those reportable segments during the years of 2002 and 2001.

Effective January 1, 2003 we reorganized our operating management structure and our existing business lines, Offshore Construction and Installation and Diving, to focus on core operations and specialized markets. These changes were made to adapt to certain marketplace conditions in our domestic and international operations. We will conform our segment reporting to the aforementioned in 2003.

Gulf of Mexico Offshore Construction - During the year ended December 31, 2002, revenues decreased due to decreased activity for offshore construction services in the Gulf of Mexico. This segment's gross revenues decreased 31% to $90.3 million (including $2.6 million intersegment revenues) for the year ended December 31, 2002 compared to $130.6 million (including $4.4 million intersegment revenues) for the year ended December 31, 2001. The loss before income taxes increased by $21.0 million to a loss before income taxes of $23.3 million for the year ended December 31, 2002 from a loss before income taxes of $2.3 million for the same period in 2001, due primarily to the decreased activity and $13.2 million of disposal and impairment costs associated with the one-time non-cash charge in 2002, partially offset by the shifting of costs related to certain Gulf of Mexico construction vessels working in our Latin American segment.

Gulf of Mexico Diving - Revenues for the year ended December 31, 2002 decreased 26% to $31.2 million (including $15.4 million intersegment revenues) compared to $42.1 million (including $15.8 million intersegment revenues) for the same period in 2001 due to decreased activity. Due to activity declines and pricing pressures and $3.1 million of disposal and impairment costs associated with the one-time non-cash charge, this segment reported a loss before income taxes for the year ended December 31, 2002 of $5.0 million compared to income before taxes of $2.7 million during the year ended December 31, 2001.

Gulf of Mexico Marine Support - Gulf of Mexico marine support revenues decreased $6.3 million to $36.9 (including $4.1 million intersegment revenues) for the year ended December 31, 2002, compared to $43.2 million (including $4.1 million intersegment revenues) for the year ended December 31, 2001. Approximately one-half of the revenue decline was due to decreased activity and one-half due to lower pricing. These declines, partially offset by an insurance settlement gain, resulted in a decrease in income before income taxes to $9.4 million for the year ended December 31, 2002 compared to income before income taxes of $15.5 million for the year ended December 31, 2001.

West Africa - For the year ended December 31, 2002, revenues increased 173% to $83.4 million from $30.6 million for the year ended December 31, 2001. The increase in revenues was due to increased activity primarily for work performed on one large contract, which has a large amount of procurement and subcontract content. Results declined $4.8 million to a loss before income taxes of $3.4 million for the year ended December 31, 2002 from income before income taxes of $1.4 million for the same period in 2001 due primarily to poor performance on one large EPIC contract associated with an indigenous subcontractor.

Latin America - Revenues increased 181% to $171.1 million in the year end December 31, 2002 from $60.9 million for the year ended December 31, 2001 due primarily to work performed on one large contract which has a large amount of procurement and subcontractor content. Income before income taxes increased $15.8 million to $16.7 million for the year ended December 31, 2002 from income before income taxes of $0.9 million for the same period ended December 31, 2001.

Asia Pacific - Asia Pacific revenues decreased $19.5 million to $91.9 million for the year ended December 31, 2002 from $111.4 million for the year ended December 31, 2001. Loss before income taxes increased by $15.8 million to $18.7 million for the year ended December 31, 2002 from a loss before income taxes of $2.9 million for the same period in 2001. This decline was due to $21.1 million of disposal and impairment costs associated with the one-time non-cash charge in 2002 partially offset by changes in the mix of contract work, improved pricing, and better project execution as compared to the same period in 2001.

Middle East - Revenues were unchanged at $11.3 million for the year ended December 31, 2002, as compared to the year ended December 31, 2001. Results declined by $6.8 million to a loss before income taxes of $10.2 million for the year ended December 31, 2002 from a loss before income taxes of $3.4 million for the year ended December 31, 2001 due to $6.8 million of disposal and impairment costs associated with the one-time non-cash charge in 2002.

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

Gulf of Mexico Marine Support - Revenues for this segment increased 44% to $43.2 million (including $4.1 million intersegment revenues) for the year ended December 31, 2001, compared to $29.9 million (including $4.6 million intersegment revenues) for the year ended December 31, 2000. Approximately 68% and 32% of the revenue increase was due to increase activity and improved pricing, respectively. As a result of the overall increase in activity levels and improved pricing, income before taxes also increased to $15.5 million during the year ended December 31, 2001 compared to income before taxes of $4.7 million for the year ended December 31, 2000.

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

Latin America - Revenues increased slightly to $60.9 for the year ended December 31, 2001 from $60.8 for the year ended December 31, 2000. Income before taxes increased to $0.9 million for the year ended December 31, 2001 from a nominal profit for the same period in 2000. During the fourth quarter of 2001, the Company settled a prior year contract dispute resulting in a favorable settlement of approximately $3.9 million, which is included in the Latin America segment's income before tax. Exclusive of the aforementioned settlement gain, earnings declined to a loss despite the comparable revenue levels, due to changes in the mix of contract work.

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

Liquidity and Capital Resources

Our cash balance increased by $16.7 million to $28.2 million at December 31, 2002 from $11.5 million at December 31, 2001.
During the year ended December 31, 2002, our operations generated cash flow of $88.6 million, compared to $14.6 million in 2001.
Cash flow from operations funded financing activities of $36.1 million, which includes the net repayment of debt of $107.7 million offset by $79.6 million of net proceeds of our secondary common stock offering which was completed at the end of March
2002. Cash from operations also funded investing activities of $35.8 million. Investing activities consisted principally of capital expenditures and dry-docking costs. Working capital increased by $10.5 million to $75.1 million at December 31, 2002 from $64.6 million at December 31, 2001. The increase in working capital is due to an increase in cash and a decrease in current maturities of long-term debt partially offset by an increase in accounts payable and advance billings on uncompleted contracts.
Working capital is anticipated to continue to increase as activity increases. At December 31, 2002, our backlog was $275.7 million, as compared to a backlog of $351.6 million at December 31, 2001. Approximately 99% of the backlog is expected to be performed during the remainder of 2003.

Our capital expenditures during the year ended December 31, 2002 aggregated $23.8 million. We estimate that the cost to complete capital expenditure projects in progress at December 31, 2002 will be approximately $8.4 million, all of which is expected to be incurred during the next twelve months. These projects are primarily related to vessel upgrades.

Long-term debt outstanding at December 31, 2002 (including current maturities) includes $119.2 million of Title XI bonds and $7.0 million drawn against the credit facilities discussed below.

Prior to March 27, 2002, we maintained a credit facility, which consisted of a $51.0 million term loan facility and a $100.0 million revolving loan facility. On March 27, 2002, the term loan facility was repaid in its entirety from the proceeds of an equity offering as discussed below. The remaining facility consisted exclusively of the $100.0 million revolving loan facility. This facility matures on December 30, 2004. The revolving loan facility permits both prime rate bank borrowings and London Interbank Offered Rate ("LIBOR") borrowings plus a floating spread. The spreads can range from 0.75% to 2.00% and 2.00% to 3.25% for prime rate and LIBOR based borrowings, respectively. In addition, the credit facility allows for certain fixed rate interest options on amounts outstanding. Stock of our subsidiaries, certain real estate, and the majority of our vessels collateralize the loans under the credit facility. This facility currently prohibits the payment of dividends.

On March 18, 2002, we amended our credit facility. The amendment reduced the consolidated net worth covenant requirement to $440.0 million for the quarter ending September 30, 2002 and thereafter. We paid an amendment fee of $0.2 million. On January 10, 2003, we amended our credit agreement. The amendment excludes the one-time non-cash charge made in 2002 from all covenant calculations. We paid an amendment fee of $0.1 million. The revolving loan facility is subject to certain other financial covenants. At December 31, 2002, we were in compliance with this credit facility and all financial covenants. At December 31, 2002 and 2001, $7.0 million and $26.0 million were drawn against this facility, respectively, and our spreads were LIBOR plus 2% and LIBOR plus 3%, respectively.

On April 30, 2002, we amended and restated our revolving loan facility to provide an additional $48.0 million 364-day revolving credit line. We paid a $0.4 million fee for this amendment. This new credit line was entered into to provide additional working capital for us in anticipation of increases in activity. The amended revolving loan facility is subject to certain financial covenants. At December 31, 2002, we were in compliance with all of our financial covenants under this facility. At December 31, 2002, no amounts were drawn against this facility.

At December 31, 2002 our aggregate revolving facilities total $148.0 million. In February 2003, we cancelled the $48.0 million 364-day revolving credit line. We believe that there is sufficient capacity under our remaining $100.0 million revolving loan facility to fund our anticipated needs. As of March 21, 2003, we had an aggregate of $61.5 million of credit availability under our credit facility.

We completed a secondary offering of 8.5 million shares of common stock and 0.9 million shares of common stock on March 27, 2002 and April 2, 2002, respectively, which raised $79.6 million in aggregate proceeds, net of underwriting fees and other expenses of $4.5 million. We received $72.3 million and $7.3 million of proceeds in March 2002 and April 2002, respectively. These proceeds were used to repay $51.0 million in outstanding indebtedness under our term loan facility and $16.0 million under our revolving loan facility on March 27, 2002. In the first quarter of 2002, we recorded a $0.9 million charge relating to unamortized term loan origination fees associated with the early repayment of our term loan. The remaining proceeds and other additional cash sources were used to redeem $27.6 million of Lake Charles Port Improvement Bonds on June 21, 2002 and to repay the Heller Term Note of $3.2 million on May 1, 2002.

Our Title XI bonds mature in 2020, 2022, and 2025. The bonds carry interest rates of 8.30%, 7.25%, and 7.71% per annum, respectively, and require aggregate semi-annual payments of $2.8 million, plus interest. The agreements pursuant to which the Title XI bonds were issued contain certain covenants, including the maintenance of minimum working capital and net worth requirements. If not met, additional covenants result that restrict our operations and our ability to pay cash dividends.
At December 31, 2002, we were in compliance with these covenants.

We also have a $7.5 million short-term credit facility at one of our foreign locations which is secured by a letter of credit. Additionally, in the normal course of business, we provide guarantees and performance, bid, and payment bonds pursuant to agreements, or in connection with bidding to obtain such agreements to perform construction services. All of these guarantees are secured by parent company guarantees. The aggregate of these guarantees and bonds at December 31, 2002 was $78.1 million in surety bonds and $19.5 million in bank guarantees and letters of credit.

On August 7, 2002, we announced that we obtained authorization from our lenders to repurchase up to $12.0 million of our stock under our existing stock repurchase program. Under this program, the Company may expend up to $30.0 million to purchase shares of our outstanding stock. During the year ended December 31, 2002, we repurchased an aggregate of 2.2 million shares of stock for a total of $9.1 million. As of December 31, 2002, we had purchased 3.7 million shares since the inception of the stock repurchase program at a total cost of $24.1 million. These shares are held in treasury.

In April of 2001, we entered into a long-term agreement to charter the Titan 2, a 456-foot dynamically positioned self-propelled twin-hulled derrick ship. The vessel charter payments, which include the cost of an operational crew, supplies (excluding fuel), and all maintenance and regulatory expenses, are expected to be approximately $6.1 million annually. In 2001, we prepaid $3.0 million of charter payments, which are systematically applied to future charter payments. This charter term is 120 months. This charter can be cancelled by us, subject to a termination penalty of $2.4 million and the transfer of title of the dynamic positioning (DP) system to the owner. The DP system was purchased by us and installed on the Titan 2 in the first quarter of 2002 at a total cost of $8.9 million.

Minimum rental commitments under leases having an initial or remaining non-cancelable term in excess of one year for each of the five years following December 31, 2002 and in total thereafter follow (in thousands):

                        2003            $  2,234
                        2004               1,557
                        2005	             634
                        2006                 442
                        2007                   2
                        Thereafter             7
                                        ________
                          Total         $  4,876
                                        ========

We expect funds available under the existing credit facility, available cash, and cash generated from operations to be sufficient to fund our operations (including the anticipated increase in working capital required to fund increasing activity), scheduled debt retirement, and planned capital expenditures for the next twelve months. In addition, as we have historically done, we will continue to evaluate the merits of any opportunities that may arise for acquisitions of equipment or businesses, which may require additional liquidity. For flexibility, we maintain a shelf registration statement that as of March 6, 2003 permits the issuance of up to $423.5 million of debt and equity securities.

Industry Outlook

Events and circumstances in both our domestic and international markets have changed the way we must operate our business. We are constantly adapting our business to better capitalize on these market place conditions. We have recently made changes to reorganize and strengthen our management structure and existing business lines, Offshore Construction and Installation and Diving, to focus on core operations and specialized markets. We are currently in the process of eliminating certain non-core and under performing assets. In addition, we are actively pursuing opportunities in the dismantlement and removal of offshore structures, which will advance our strategy of servicing the entire life cycle of an oil and gas development. We are confident that the actions we are taking will enhance future operations and financial performance worldwide. Although there are many uncertainties facing our industry and oil and gas prices continue to be volatile, we are optimistic about our future prospects and the future prospects of our industry.


New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board
("FASB") issued Statement of Financial Accounting Standards
("SFAS ") No. 142, "Goodwill and Other Intangible Assets."  SFAS
No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement. We completed the required impairment test in the second quarter of 2002 and determined that the implementation of this statement will not have an adverse impact on our consolidated financial position or results of operations.

In accordance with SFAS No. 142, we discontinued the amortization of goodwill upon the adoption of this statement on January 1, 2002. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of tax follows (in thousands, except per share data):


                                           Year Ended December 31,
                                      ________________________________
                                         2002       2001       2000
                                      __________ __________ __________

Reported net (loss) income            $ (29,363) $   6,156  $ (16,690)
Add: Goodwill amortization, net of
  tax                                        --      1,814      2,538
                                      __________ __________ __________

Adjusted net (loss) income            $ (29,363) $   7,970  $ (14,152)
                                      ========== ========== ==========

Reported net (loss) income per share  $   (0.30) $    0.07  $   (0.18)
Add: Goodwill amortization, net of
  tax per basic share                        --       0.02       0.03


Adjusted basic earnings per share     $   (0.30) $    0.09  $   (0.15)
                                      ========== ========== ==========

Adjusted diluted earnings per share   $   (0.30) $    0.08  $   (0.15)
                                      ========== ========== ==========


The carrying amounts of goodwill as of December 31, 2002 and December 31, 2001, were approximately $38.0 million and are primarily attributable to the Company's Latin America segment.

SFAS No. 143, "Accounting for Asset Retirement Obligations," requires the recording of liabilities for all legal obligations associated with the retirement of long-lived assets that result from the normal operation of those assets. These liabilities are required to be recorded at their fair values (which are likely to be the present values of the estimated future cash flows) in the period in which they are incurred. SFAS No. 143 requires the associated asset retirement costs to be capitalized as part of the carrying amount of the long-lived asset. The asset retirement obligation will be accreted each year through a charge to expense. The amounts added to the carrying amounts of the assets will be depreciated over the useful lives of the assets. We were required to implement SFAS No. 143 on January 1, 2003. Based on current expectations we do not expect the implementation of SFAS No. 143 to have a material impact on our consolidated financial position or results of operations.

FIN 46, Consolidation of Variable Interest Entities, which applies immediately to variable interest entities created after January 31, 2003, addresses consolidation by business enterprises of variable interest entities. We do not expect the implementation of this standard to currently have a significant effect in our financial position or results of operation.

Significant Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition and long-lived assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgements and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Revenues from construction contracts, which are typically of short duration, are recognized on the percentage-of-completion method, measured by relating the actual cost of work performed to date to the current estimated total cost of the respective contract. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect vessel costs, labor, supplies, and repairs. Provisions for estimated losses, if any, on uncompleted contracts are made in the period in which such losses are determined. Selling, general, and administrative costs are charged to expense as incurred. Significant changes in cost estimates due to adverse market conditions or poor contract performance could affect estimated gross profit, possibly resulting in a contract loss. Moreover, adjustments, if any, are reflected in income in the period when any adjustment is determined. To the extent that an adjustment results in a reduction of previously reported profits, we could recognize a charge against current earnings to reflect the adjustment.

Accounts Receivable

The Company's accounts receivables include both billed and unbilled receivables. These receivables often include claims and unapproved change orders. The Company includes claims and unapproved change orders to the extent of costs incurred in contract revenues when (1) the contract or other evidence provides a legal basis for the claim, (2) additional costs are not the result of deficiencies in the Company's performance, (3) costs are identifiable and, (4) evidence supporting the claim is objective and verifiable. The claims and unapproved change orders, included in accounts receivable and unbilled receivables, amounted to $17.7 million at December 31, 2002 and $2.0 million at December 31, 2001. Unbilled retainage at December 31, 2002 was $4.9 million and is expected to be billed in 2003. Unbilled retainage at December 31, 2001 was $2.6 million. The Company continually monitors its receivables for collectability and makes the appropriate allowances when deemed necessary. Historically the Company has not experienced any significant losses on receivables.

Property and Equipment

Long-lived assets held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We assess the recoverability of long-lived assets by determining whether the carrying values can be recovered through projected net cash flows undiscounted and without interest charges, based on expected operating results over their remaining lives. Future adverse market conditions or poor operating results could result in the inability to recover the current carrying value of the long-lived asset, thereby possibly requiring an impairment charge in the future.

Income Taxes

At December 31, 2002, the Company has an available net operating loss ("NOL") carryforward for regular U.S. Federal income tax and foreign jurisdiction purposes of approximately $71.7 million and $36.5 million, respectively, which, if not used, will expire between 2017 and 2019, and between 2005 and 2012, respectively. The Company also has a capital loss carryforward of $19.0 million, which, if not utilized, will expire in 2004. The Company believes that it is more likely than not that all of the NOL and capital loss carryforwards will be utilized prior to their expiration.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the risk of changing interest rates and foreign currency exchange rate risks. In 2000, we entered into an interest rate swap agreement, which effectively modified the interest characteristics of $15.0 million of our outstanding long-term debt. The agreement involved the exchange of a variable interest rate of LIBOR plus 2.00% for amounts based on fixed interest rates of 7.38% plus 2.00%. The swap will mature in five months. The transaction was entered into in the normal course of business primarily to hedge rising interest rates. The estimated fair market value of the interest rate swap based on quoted market prices was ($0.4) million as of December 31, 2002.
A hypothetical 100 basis point decrease in the average interest rates applicable to such debt would result in a change of approximately ($0.1) million in the fair value of this instrument.

Interest on approximately $7.0 million, or 6% of our long-term debt with a weighted average interest rate of 5.0% at December 31, 2002, was variable, based on short-term market rates. Thus, a general increase of 1.0% in short-term market interest rates would result in additional interest cost of $0.1 million per year if we were to maintain the same debt level and structure.

Also, we have approximately $119.2 million fixed interest rate long-term debt outstanding with a weighted-average interest rate of approximately 7.7% and a market value of approximately $138.0 million on December 31, 2002. A general increase of 1.0% in overall market interest rates would result in a decline in market value of the debt to approximately $128.9 million.

We use natural hedging techniques to hedge against foreign currency exchange losses by contracting, to the extent possible, international construction jobs to be payable in U.S. dollars. We also, to the extent possible, maintain cash balances at foreign locations in U.S. dollar accounts. We do not believe that a change in currency rates in the regions that we operate would have a significant effect on our results of operations.




ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                        INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Global Industries, Ltd.

We have audited the accompanying consolidated balance sheets of Global Industries, Ltd. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity, cash flows, and comprehensive income (loss) for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Global Industries, Ltd. and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2002 the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" and in 2001 adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives Instruments and Hedging Activities," as amended.

As discussed in Note 1 to the consolidated financial statements, in 2000 the Company changed its method of computing depreciation on its construction barges.


DELOITTE & TOUCHE LLP


New Orleans, Louisiana
February 12, 2003



                            GLOBAL INDUSTRIES, LTD.
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)


                                            December 31,      December 31,
                                            ____________      ____________
                                                2002              2001
                                            ____________      ____________

ASSETS
Current Assets:
  Cash                                       $   28,204        $   11,540
  Escrowed funds                                     --                78
  Receivables - net of allowance of
    $7,200 for 2002 and $2,500 for 2001
    (Note 1)                                    112,822           131,311
  Unbilled work on uncompleted contracts         31,415            15,284
  Prepaid expenses and other                     25,036            19,673
  Assets held for sale                              838             2,795
                                            ____________      ____________

        Total current assets                    198,315           180,681

Escrowed Funds                                       --                15
                                            ____________      ____________
Property and Equipment, net
  (Notes 2, 3 and 6)                            439,898           502,258
                                            ____________      ____________

Other Assets:
  Deferred charges, net (Note 1)                 20,993            22,771
  Goodwill, net (Note 1)                         37,655            38,032
  Other (Note 12)                                 4,783             4,420
                                            ____________      ____________

        Total other assets                       63,431            65,223
                                            ____________      ____________

          Total                              $  701,644        $  748,177
                                            ============      ============




LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term
    debt (Note 3)                            $    5,927        $   26,496
  Accounts payable                               85,272            64,819
  Employee-related liabilities                    8,851             7,472
  Income tax payable (Note 4)                     4,588             5,705
  Accrued interest                                3,796             4,102
  Advance billings on uncompleted
    contracts                                     8,232             1,031
  Other accrued liabilities                       6,589             6,498
                                            ____________      ____________

        Total current liabilities               123,255           116,123
                                            ____________      ____________

Long-Term Debt (Note 3)                         120,730           208,244
                                            ____________      ____________

Deferred Income Taxes (Note 4)                   16,471            25,996
                                            ____________      ____________

Other Liabilities	                             --             1,050
                                            ____________      ____________


Commitments and Contingencies (Note 6)

Shareholders' Equity (Note 7):
  Common stock, issued, 104,139,863
    and 94,381,167 shares, respectively           1,041               944
  Additional paid-in capital                    308,460           226,654
  Treasury stock at cost (3,654,500
    and 1,429,500 shares, respectively)         (24,130)          (15,012)
  Accumulated other comprehensive
    income (loss)                                (9,411)          (10,413)
  Retained earnings                             165,228           194,591
                                            ____________      ____________

        Total shareholders' equity              441,188           396,764
                                            ____________      ____________

          Total                              $  701,644        $  748,177
                                            ============      ============

                        See notes to consolidated financial statements.




                            GLOBAL INDUSTRIES, LTD.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in Thousands, except Per Share Data)



                                        Year            Year         Year
                                       Ended           Ended        Ended
                                     December 31,   December 31,   December 31,
                                     ____________   ____________   ____________
                                         2002           2001           2000
                                     ____________   ____________   ____________

Revenues (Note 9)                     $  494,010     $  406,104     $  298,745


Cost of Revenues	                 430,532        335,255        263,362
                                     ____________   ____________   ____________

Gross Profit (Note 12)                   63,478          70,849         35,383


Goodwill Amortization                       --            3,071          2,986


Losses on Asset Disposal and
  Impairment (Note 13)                   45,817              --             --

Selling, General and Administrative
  Expenses	                         39,452          35,706         31,231
                                     ____________   ____________   ____________


Operating (Loss) Income                 (21,791)         32,072          1,166
                                     ____________   ____________   ____________

Other Expense (Income):

  Interest expense                       14,673          21,868         22,762
  Other                                  (2,277)           (218)        (2,882)
                                     ____________   ____________   ____________

                                         12,396          21,650         19,880


(Loss) Income  before Income
  Taxes                                 (34,187)         10,422        (18,714)
(Benefit) Provision  for Income
  Taxes (Note 4)                         (4,824)          4,266         (2,807)
                                     ____________   ____________   ____________

(Loss) Income  before Cumulative
  Effect of Change in Accounting
  Principle                             (29,363)          6,156        (15,907)
Cumulative Effect of Change in
  Accounting Principle (net of
  $0.4 million of tax) (Note 1)	             --              --            783
                                     ____________   ____________   ____________

Net (Loss) Income                     $ (29,363)     $    6,156     $  (16,690)
                                     ============   ============   ============


(Loss) Income  before Cumulative
  Effect Per Share
    Basic                             $   (0.30)     $     0.07     $    (0.17)
    Diluted                           $   (0.30)     $     0.07     $    (0.17)

Net (Loss) Income Per Share:
    Basic                             $   (0.30)     $     0.07     $    (0.18)
    Diluted                           $   (0.30)     $     0.07     $    (0.18)

Pro forma amounts assuming
  retroactive application of
  change in accounting principle
  Pro forma net (loss) income         $ (29,363)     $    6,156     $  (15,907)
  Basic                               $   (0.30)     $     0.07     $    (0.17)
  Diluted                             $   (0.30)     $     0.07     $    (0.17)

                        See notes to consolidated financial statements.






                            GLOBAL INDUSTRIES, LTD.
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            (Dollars in Thousands)



                             Common Stock                            Accumulated
                          ___________________ Additional                 Other
                                              Paid-In    Treasury   Comprehensive  Retained
                             Shares    Amount  Capital     Stock     Income (Loss)   Income     Total
                          ___________ _______ __________ __________ ______________ __________ __________
Balance at Jan. 1, 2000    92,670,940 $   926 $ 216,109  $ (15,012)  $     (8,970) $ 205,125  $ 398,178
Net loss                           --      --        --         --             --    (16,690)   (16,690)
Amortization of unearned
  stock compensation               --      --     1,173         --             --         --      1,173
Restricted stock
  issues, net                 321,136       3        --         --             --         --          3
Exercise of stock
  options                     551,830       6     2,193         --             --         --      2,199
Tax effect of
  exercise of
  stock options                    --      --     1,314         --             --         --      1,314
Common stock issued           154,851       2       845         --             --         --        847
                          ___________ _______ __________ __________ ______________ __________ __________

Balance at Dec. 31, 2000   93,698,757     937   221,634    (15,012)        (8,970)   188,435    387,024
Net income                         --      --        --         --             --      6,156      6,156
Amortization of
  unearned stock
  compensation                     --      --     1,276         --             --         --      1,276
Restricted stock
  issues, net                  22,000      --        --         --             --         --         --
Exercise of stock options     504,449       5     2,001         --             --         --      2,006
Tax effect of exercise of
  stock options                    --      --       618         --             --         --        618
Common stock issued           155,961       2     1,125         --             --         --      1,127
Reclassification
  of realized loss on
  hedging activities               --      --        --         --          1,158         --      1,158
Unrealized loss on
  hedging activities               --      --        --         --         (1,578)        --     (1,578)
Cumulative effect of
  adoption of  SFAS 133
  on January 1, 2001               --      --        --         --         (1,023)        --     (1,023)
                          ___________ _______ __________ __________ ______________ __________ __________

Balance at Dec. 31, 2001   94,381,167     944   226,654    (15,012)      (10,413)    194,591    396,764
Net loss                           --      --        --         --            --     (29,363)   (29,363)
Amortization of unearned
  stock compensation               --      --     1,188         --            --          --      1,188
Restricted stock
  issues, net                      --      --      (179)        --            --          --       (179)
Exercise of stock options      84,620      --       327         --            --          --        327
Tax effect of exercise of
  stock options                    --      --         4         --            --          --          4
Common stock issued         9,674,076      97    80,466         --            --          --     80,563
Reclassification
  of realized loss on
  hedging activities               --      --        --         --           849          --        849
Common stock repurchased           --      --        --     (9,118)           --          --     (9,118)
Unrealized gain (loss) on
  hedging activities               --      --        --         --           153          --        153
                          ___________ _______ __________ __________ ______________ __________ __________

Balance at Dec. 31, 2002  104,139,863 $ 1,041 $ 308,460  $ (24,130) $     (9,411)  $ 165,228  $ 441,188
                          =========== ======= ========== ========== ============== ========== ==========

                        See notes to consolidated financial statements.





                            GLOBAL INDUSTRIES, LTD.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In Thousands)

                                          Year          Year         Year
                                          Ended         Ended        Ended
                                        December 31, December 31, December 31,
                                       _______________________________________
                                           2002         2001         2000
                                       ____________ ____________ _____________

Cash Flows From Operating Activities:
Net (loss) income                        $  (29,363)  $    6,156   $   (16,690)
Adjustments to reconcile net (loss)
  income to net cash provided by
  operating activities
  Depreciation and amortization             58,340       53,921        45,918
  Provision for (recovery of)
    doubtful accounts                        6,311       (3,561)        4,110
  (Gain) loss on sale, disposal of
    property and equipment                  (4,041)        (852)         (429)
  Settlement gain                               --       (3,908)           --
  Losses on Asset Disposal and
    Impairment                              45,817           --            --
  Deferred income taxes                     (9,525)        (797)       (6,757)
  Cumulative effect of change in
  accounting principle                          --           --           783
  Other                                       (233)       1,151          (155)
  Changes in operating assets and
    liabilities:
    Receivables                              1,772      (45,176)       (9,490)
    Receivables from unconsolidated
      affiliate                               (366)       3,989         4,611
    Prepaid expenses and other              (5,366)      (6,881)       (5,090)
    Account payable, employee-
      related liabilities, and other
      accrued liabilities                   25,227       10,567        10,097
                                       ____________ ____________ _____________
        Net cash provided by
          operating activities              88,573       14,609        26,908
                                       ____________ ____________ _____________



Cash Flows From Investing Activities:
Proceeds from sale of assets                 3,409        1,934         2,993
Decrease in escrowed funds, net                 93          791         5,834
Additions to property and equipment        (23,840)     (13,869)      (20,545)
Additions to deferred charges	           (16,058)     (18,633)      (11,580)
Other	                                       554           --          (105)
                                       ____________ ____________ _____________

Net cash used in investing activities      (35,842)     (29,777)      (23,403)
                                       ____________ ____________ _____________



Cash Flows from Financing Activities:
Repayment of long-term debt	          (249,094)    (106,887)     (180,097)
Proceeds from long-term debt               141,400      105,000       163,203
Proceeds from sale of common stock,
  net                                       80,745        3,133         4,764
Repurchase of common stock                  (9,118)          --            --
                                       ____________ ____________ _____________

Net cash (used in) provided by
  financing activities                     (36,067)       1,246       (12,130)
                                       ____________ ____________ _____________



Cash:
Increase (decrease)                         16,664      (13,922)       (8,625)
Beginning of period	                    11,540       25,462        34,087
                                       ____________ ____________ _____________

End of period                           $   28,204   $   11,540   $    25,462
                                       ============ ============ =============

                        See notes to consolidated financial statements.






                            GLOBAL INDUSTRIES, LTD.
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                (In Thousands)


                                          Year          Year         Year
                                          Ended         Ended        Ended
                                        December 31, December 31, December 31,
                                       _______________________________________
                                           2002         2001         2000
                                       ____________ ____________ _____________

Net (loss) income                       $  (29,363)  $    6,156   $   (16,690)
Other comprehensive (loss) income:
  Reclassification of realized
    loss on hedging activities                 849        1,158            --
  Unrealized gain (loss) on
    hedging activities                         153       (1,578)           --
  Cumulative effect of adoption of
    SFAS No. 133 on January 1, 2001             --       (1,023)           --
                                       ____________ ____________ _____________
Comprehensive (loss) income             $  (28,361)  $    4,713   $   (16,690)
                                       ============ ============ =============

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

Accounts Receivable - Trade and other receivables are stated at net realizable value and the allowance for uncollectible accounts was $7.2 million and $2.5 million at December 31, 2002 and 2001, respectively. Certain receivables represent amounts that have not yet been billed to the customer pursuant to contractually specified milestone billing requirements. At December 31, 2002 and 2001, the Company's accounts receivable included unbilled receivables of $20.3 million and $31.3 million, respectively. The Company includes claims and unapproved change orders to the extent of costs incurred in contract revenues when (1) the contract or other evidence provides a legal basis for the claim, (2) additional costs are not the result of deficiencies in the Company's performance, (3) costs are identifiable and, (4) evidence supporting the claim is objective and verifiable. The claims and unapproved change orders, included in accounts receivable and unbilled receivables, amounted to $17.7 million at December 31, 2002 and $2.0 million at December 31, 2001. Unbilled retainage at December 31, 2002 was $4.9 million and is expected to be billed in 2003. Unbilled retainage at December 31, 2001 was $2.6 million.



                                                 December 31,  December 31,
                                                 ____________  ____________
                                                     2002          2001
                                                 ____________  ____________
                                                       (in thousands)

Costs incurred on uncompleted contracts           $  168,312    $   26,605
Estimated earnings                                    27,766         3,498
                                                ____________  ____________
                                                     196,078        30,103
Less: Billings to date                               172,895        15,850
                                                 ____________  ____________
                                                  $   23,183    $   14,253
                                                 ============  ============


Included in accompanying balance sheets
  under the following captions:
  Unbilled work on uncompleted contracts              31,415        15,284
  Advance billings on uncompleted contracts           (8,232)       (1,031)
                                                 ____________  ____________

                                                  $   23,183    $   14,253
                                                 ============  ============



Assets Held for Sale - The Company has classified certain of its fixed assets as Assets Held for Sale. These assets, which are expected to be sold within twelve months, have been taken out of service and are no longer being depreciated.

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
Furniture and fixtures                             2 - 12 years
Buildings and leasehold improvements               3 - 40 years


Depreciation and amortization expense of property and equipment approximated $41.2 million, $35.2 million, and $29.4 million for the years ended 2002, 2001, and 2000, respectively.

Effective January 1, 2000, the Company changed the vessel life of its construction vessel Hercules. The Company increased the total estimated operating days to better reflect the estimated period during which the asset will remain in service. For the year ended 2000, the change had the effect of reducing depreciation expense by $0.8 million and reducing the net loss by $0.7 million or $0.01 per share.

Interest Capitalization - Interest costs for the construction of certain long-term assets are capitalized and amortized over the related assets' estimated useful lives. For the year ended 2002 and 2001, no interest was capitalized. During the year ended 2000, interest costs of $1.4 million were capitalized.

Deferred Charges - Deferred charges consist principally of dry-docking costs which are capitalized at cost and amortized on the straight-line method, ranging between thirty and sixty months, through the date of the next scheduled dry-docking. Amortization expense approximated $17.1 million, $15.6 million, and $13.6 million for the years ended 2002, 2001, and 2000, respectively. Accumulated amortization at December 31, 2002 and 2001 was $21.0 million and $24.4 million, respectively.

Goodwill - In June 2001, the Financial Accounting Standards
Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS ") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement. We completed the required impairment test in the second quarter of 2002 and determined that this statement will not have an adverse impact on our consolidated financial position or results of operations. In conjunction with our management structure reorganization and as part of our one-time non-cash charge, goodwill in our Middle East segment was determined to be impaired and was written down by $0.4 million. (See Note 13 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.)

In accordance with SFAS No. 142, we discontinued the amortization of goodwill upon the adoption of this statement on January 1, 2002. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of tax follows (in thousands, except per share data):




                                                Year Ended December 31,
                                             2002         2001         2000
                                          ___________ ___________ ___________

Reported net (loss) income                 $ (29,363)  $   6,156   $ (16,690)
Add: Goodwill amortization, net of tax           --        1,814       2,538
                                          ___________ ___________ ___________

Adjusted net (loss) income                 $ (29,363)  $   7,970   $ (14,152)
                                          =========== =========== ===========

Reported net (loss) income per share       $   (0.30)  $    0.07   $   (0.18)
Add: Goodwill amortization, net of tax
  per basic share                                 --        0.02        0.03
                                          ___________ ___________ ___________

Adjusted basic earnings per share          $   (0.30)  $    0.09   $   (0.15)
                                          =========== =========== ===========

Adjusted diluted earnings per share        $   (0.30)  $    0.08   $   (0.15)
                                          =========== =========== ===========


The carrying amounts of goodwill as of December 31, 2002 and December 31, 2001, were approximately $38.0 million and are primarily attributable to the Company's Latin America segment.

Impairment of Long-Lived Assets - SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", promulgates standards for measuring and recording impairments of long-lived assets. Additionally, this standard establishes requirements for classifying an asset as held for sale, and changes existing accounting and reporting standards for discontinued operations and exchanges for long-lived assets.

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses the recoverability of long-lived assets by determining whether the carrying values can be recovered through projected cash flows and operating results over their remaining lives. Any impairment of the asset is recognized when it is probable that such future undiscounted cash flows will be less than the carrying value of the asset. No impairment of assets was recorded for the years ended 2001 and 2000.

In December 2002, management reviewed the Company's management structure and effective January 1, 2003 reorganized its operating management structure and its existing business lines, Offshore Construction and Installation and Diving, to focus on core operations and specialized markets. These changes were made to adapt to certain marketplace conditions in the Company's domestic and international operations. In conjunction with the reorganization, the Company will eliminate non-core and under performing assets relating to certain of its marine assets and support facilities. The Company recorded a one-time pretax non-cash charge of $45.8 million in December 2002 associated with these assets. (See Note 13 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.)

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

SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure, amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for all changes in accounting for stock-based compensation and financial statement disclosures subsequent to December 15, 2002.

Proforma Disclosure - In accordance with APB 25, compensation cost has been recorded in the Company's financial statements based on the intrinsic value (i.e., the excess of the market price of stock to be issued over the exercise price) of restricted stock awards and shares subject to options. Additionally, under APB 25, the Company's employee stock purchase plan is considered noncompensatory and, accordingly, no compensation cost has been recognized in the financial statements. Had compensation cost for the Company's grants under stock-based compensation arrangements for the years ended 2002, 2001 and 2000 been determined consistent with SFAS 123, the Company's net income (loss) and net income (loss) per share amounts for the respective periods would approximate the following proforma amounts (in thousands, except per share data):





                                         Year Ended December 31, 2002
                            ___________________________________________________

                                          Recogized      FAS 123
                                           Stock      Proforma Stock
                                        Compensation   Compensation
                             Reported     Expense        Expense      Proforma
                            __________ _____________ _______________ __________

Net income (loss)           $ (29,363)  $       34   $      (6,450)  $ (35,779)

Net income (loss) per share
  Basic                     $   (0.30)  $     0.00   $       (0.06)  $   (0.36)
  Diluted                   $   (0.30)  $     0.00   $       (0.06)  $   (0.36)





                                         Year Ended December 31, 2001
                            ___________________________________________________

                                          Recogized      FAS 123
                                           Stock      Proforma Stock
                                        Compensation   Compensation
                             Reported     Expense        Expense      Proforma
                            __________ _____________ _______________ __________

Net income (loss)           $   6,156   $       37   $      (5,687)  $     506

Net income (loss) per share
  Basic                     $    0.07   $     0.00   $       (0.06)  $    0.01
  Diluted                   $    0.07   $     0.00   $       (0.06)  $    0.01
                            __________ _____________ _______________ __________







                                         Year Ended December 31, 2000
                            ___________________________________________________

                                          Recogized      FAS 123
                                           Stock      Proforma Stock
                                        Compensation   Compensation
                             Reported     Expense        Expense      Proforma
                            __________ _____________ _______________ __________

Net income (loss)           $ (16,690)   $       16   $      (4,897)  $(21,571)

Net income (loss) per share
  Basic                     $   (0.18)   $     0.00   $       (0.05)  $  (0.23)
  Diluted                   $   (0.18)   $     0.00   $       (0.05)  $  (0.23)
                            __________ _____________ _______________ __________



The weighted-average fair value of options granted during the year ended December 31, 2002 was $4.74. The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 65.0%, (iii) risk-free interest rate of 4.33%, and
(iv) expected life of 5.00 years.

The weighted-average fair value of options granted during the year ended December 31, 2001 was $7.95. The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 64.71%, (iii) risk-free interest rate of 5.08%, and (iv) expected life of 5.00 years.

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

The aforementioned interest rate swaps effectively modify the interest characteristics of $15.0 million of the Company's outstanding long-term debt. The agreements involve the exchange of a variable rate of LIBOR plus 2.00% for amounts based on fixed interest rates of 7.38% plus 2.00%. The swap will mature in five months. The fair value of the swap is currently recorded on the consolidated balance sheet within current liabilities in the amount of $0.4 million.

The carrying value of the Company's financial instruments, including cash, escrowed funds, receivables, advances to unconsolidated affiliate, accounts payable, and certain accrued liabilities approximate fair market value due to their short-term nature. The fair value of the Company's long-term debt at December 31, 2002 and 2001 based upon available market information approximated $138.5 million and $238.9 million, respectively.

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

Reclassifications - Certain reclassifications have been made to the prior period financial statements in order to conform to the classifications adopted for reporting in 2002.

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

Recent Accounting Pronouncements - SFAS No. 143, "Accounting for Asset Retirement Obligations", requires the recording of liabilities for all legal obligations associated with the retirement of long-lived assets that result from the normal operation of those assets. These liabilities are required to be recorded at their fair values (which are likely to be the present values of the estimated future cash flows) in the period in which they are incurred. SFAS No. 143 requires the associated asset retirement costs to be capitalized as part of the carrying amount of the long-lived asset. The asset retirement obligation will be accreted each year through a charge to expense. The amounts added to the carrying amounts of the assets will be depreciated over the useful lives of the assets. The Company was required to implement SFAS No. 143 on January 1, 2003, and it was determined to have no impact on its consolidated financial position or results of operations.

FIN 46, Consolidation of Variable Interest Entities, which applies immediately to variable interest entities created after January 31, 2003, addresses consolidation by business enterprises of variable interest entities. The Company does not expect the implementation of this standard to currently have a significant effect in its financial position or results of operation.



2.  Property and Equipment

Property and equipment at December 31, 2002 and 2001 is summarized as follows:



                                                December 31,    December 31,
                                                _____________   _____________
                                                    2002             2001
                                                _____________   _____________

                                                        (in thousands)


Marine barges, vessels, and related equipment    $   506,368     $   555,444
Machinery and equipment	                              64,523          64,436
Transportation equipment	                       4,174           4,047
Furniture and fixtures                                 7,451           8,952
Buildings and leasehold improvements	              54,935          61,080
Land	                                               7,531           7,531
Construction in progress	                      10,094           7,024
                                                _____________   _____________
                                                     655,076         708,514

Less accumulated depreciation and amortization      (215,178)       (206,256)
                                                _____________   _____________

Property and equipment - net                     $   439,898     $   502,258
                                                =============   =============


3.  Financing Arrangements

    Long-term debt at December 31, 2002 and 2001 consisted of the following:


                                                December 31,    December 31,
                                                _____________   _____________
                                                    2002             2001
                                                _____________   _____________
                                                        (in thousands)

United States Government Guaranteed
Ship Financing Bonds, 2000 Series
dated February 15, 2000, payable in
semi-annual principal installments of
$1,980,000 with a final installment
of $1,980,000 plus interest at 7.71%,
maturing February 15, 2025,
collateralized by the Hercules vessel
and related equipment with a net book
value of $103.1 million at December
31, 2002                                         $    89,100     $    93,060


United States Government Guaranteed
Ship Financing Bonds, 1994 Series
dated September 27, 1994, payable in
semi-annual principal installments of
$418,000 with a final installment of
$370,000 plus interest at 8.30%,
maturing July 15, 2020, collateralized
by the Pioneer vessel and related
equipment with a net book value of
$35.5 million at December 31, 2002                    14,582          15,418


United States Government Guaranteed
Ship Financing Bonds, 1996 Series
dated August 15, 1996, payable in 49
semi-annual principal installments of
$407,000 with a final installment of
$385,000, plus interest at 7.25%,
maturing July 15, 2022, collateralized
by escrowed funds and four vessels and
related equipment with a net book
value of $19.6 million at December 31,
2002	                                              15,526          16,340


Heller Financial Inc. term loan, was
payable in monthly principal
installments of $291,667 plus interest
at variable rates (at December 31,
2001 the interest rate was 5.38%),
maturing April 1, 2003, and was
collateralized by four vessels, with a
net book value of $10.0 million at
December 31, 2001	                                  --           4,375


Obligation to service Lake Charles
Harbor and Terminal District Port
Improvement Revenue Bonds, dated
November 1, 1998, interest was payable
monthly at prevailing market rates,
maturing November 1, 2027, and was
collateralized by $27.9 million
irrevocable letter of credit
                                                          --          27,600

Revolving line of credit with a
syndicate of commercial banks,
interest payable at variable rates                     7,000          26,000


Term loan with a syndicate of
commercial banks	                                  --          51,030


Other obligations                                        449             917
                                                _____________   _____________


Total long-term debt                                 126,657         234,740

Less current maturities                                5,927          26,496
                                                _____________   _____________

Long-term debt, less current maturities          $   120,730     $   208,244
                                                =============   =============


Annual maturities of long-term debt for each of the five years following December 31, 2002 and in total thereafter follow (in thousands).

                                2003                    $    5,927
                                2004	                    12,640
                                2005	                     5,643
                                2006	                     5,645
                                2007	                     5,646
                                Thereafter                  91,156
                                                        ___________
                                  Total                 $  126,657
                                                        ===========


In accordance with the United States Government Guaranteed
Ship Financing Bond agreements, the Company is required to comply with certain covenants, including the maintenance of minimum working capital and net worth requirements, which if not met, result in additional covenants including restrictions on the payment of dividends. The Company is currently in compliance with these covenants.

The Lake Charles Harbor and Terminal District Port Improvement Revenue Bonds (the "Bonds") were subject to optional redemption, generally without premium, in whole or in part on any business day prior to maturity at the direction of the Company. These bonds were redeemed on June 21, 2002. The $27.9 million letter of credit collateralizing this bond was cancelled concurrently.

Prior to March 27, 2002, the Company maintained a credit facility, which consisted of a $51.0 million term loan facility and a $100.0 million revolving loan facility. On March 27, 2002, the term loan facility was repaid in its entirety from the proceeds of an equity offering as discussed below. The remaining facility consisted exclusively of the $100.0 million revolving loan facility. This facility matures on December 30, 2004. The revolving loan facility permits both prime rate bank borrowings and London Interbank
Offered Rate ("LIBOR") borrowings plus a floating spread. The spreads can range from 0.75% to 2.00% and 2.00% to 3.25% for prime rate and LIBOR based borrowings, respectively. In addition, the credit facility allows for certain fixed rate interest options on amounts outstanding. Stock of our subsidiaries, certain real estate, and the majority of the Company's vessels collateralize the loans under the credit facility. This facility currently prohibits the payment of dividends.

On March 18, 2002, the Company amended its credit facility. The amendment reduced the consolidated net worth covenant requirement to $440.0 million for the quarter ending September 30, 2002 and thereafter. The Company paid an amendment fee of $0.2 million. On January 10, 2003, the Company amended its credit agreement. The amendment excludes the one-time non-cash charge made in 2002 from all covenant calculations. The Company paid an amendment fee of $0.1 million. The revolving loan facility is subject to certain other financial covenants. At December 31, 2002, the Company was in compliance with this credit facility and all financial covenants. At December 31, 2002 and 2001, $7.0 million and $26.0 million were drawn against this facility, respectively, and its spreads were LIBOR plus 2% and LIBOR plus 3%, respectively.

On April 30, 2002, the Company amended and restated its revolving loan facility to provide an additional $48.0 million 364-day revolving credit line. The Company paid a $0.4 million fee for this amendment. This new credit line was entered into to provide additional working capital for us in anticipation of increases in activity. The amended revolving loan facility is subject to certain financial covenants. At December 31, 2002, the Company was in compliance with all of its financial covenants under this facility. At December 31, 2002, no amounts were drawn against this facility.

At December 31, 2002 the Company's aggregate revolving facilities totaled $148.0 million. In February 2003, the Company cancelled the $48.0 million 364-day revolving credit line. The Company believes that there is sufficient capacity under its remaining $100.0 million revolving loan facility to fund its anticipated needs.

The Company completed a secondary offering of 8.5 million shares of common stock and 0.9 million shares of common stock on March 27, 2002 and April 2, 2002, respectively, which raised $79.6 million in aggregate proceeds, net of underwriting fees and other expenses of $4.5 million. The Company received $72.3 million and $7.3 million of proceeds in March 2002 and April 2002, respectively.
These proceeds were used to repay $51.0 million in outstanding indebtedness under its term loan facility and $16.0 million under its revolving loan facility on March 27, 2002. In the first quarter of 2002, the Company recorded a $0.9 million charge relating to unamortized term loan origination fees associated with the early repayment of its term loan. The remaining proceeds and other additional cash sources were used to redeem $27.6 million of Lake Charles Port Improvement Bonds on June 21, 2002 and to repay the Heller Term Note of $3.2 million on May 1, 2002.

The Company is a party to interest rate swap agreements, which effectively modify the interest characteristics of $15.0 million of its outstanding long-term debt. The agreements involve the exchange of a variable interest rate of LIBOR plus 2.00% for amounts based on fixed interest rate of 7.38% plus 2.00%. The swap will mature in five months.

The Company has a $7.5 million short-term credit facility available at one of its foreign locations which is secured by parent company guarantees.

4.  Income Taxes

The Company has provided for income tax expense (benefit) as follows:


                                          Year          Year         Year
                                          Ended         Ended        Ended
                                        December 31, December 31, December 31,
                                       _______________________________________
                                           2002         2001         2000
                                       ____________ ____________ _____________
                                                    (in thousands)


U.S. Federal and State:
  Current                               $       7    $      --    $       --
  Deferred                                 (1,293)       1,874        (1,513)

Foreign:
  Current                                   4,694        5,063         2,366
  Deferred                                 (8,232)      (2,671)       (3,660)
                                       ____________ ____________ _____________

Total                                   $  (4,824)   $   4,266    $   (2,807)



                                          Year          Year         Year
                                          Ended         Ended        Ended
                                        December 31, December 31, December 31,
                                       _______________________________________
                                           2002         2001         2000
                                       ____________ ____________ _____________
                                                    (in thousands)


United States                           $  (5,232)   $   6,484    $   (4,430)
Foreign		                          (28,955)       3,938       (14,284)
                                       ____________ ____________ _____________
Total                                   $ (34,187)   $  10,422    $  (18,714)



The provision (benefit) for income taxes varies from the U.S. Federal statutory income tax rate due to the following:




                                          Year          Year         Year
                                          Ended         Ended        Ended
                                        December 31, December 31, December 31,
                                       _______________________________________
                                           2002         2001         2000
                                       ____________ ____________ _____________
                                                    (in thousands)



Taxes at U.S. Federal statutory rate
  of 35%                                $ (11,965)   $   3,648    $   (6,550)
Foreign tax credit                           (372)        (408)           --
Permanent book to tax differences	      855           --            --
Foreign income taxes at different rates     6,596        1,014         3,705
Other	                                       62           12            38
                                       ____________ ____________ _____________

  Total                                 $  (4,824)   $   4,266    $   (2,807)



At December 31, 2002, the Company has an available net operating loss ("NOL") carryforward for regular U.S. Federal income tax and foreign jurisdiction purposes of approximately $71.7 million and $36.5 million, respectively, which, if not used, will expire between 2017 and 2019, and between 2005 and 2012, respectively. The Company also has a capital loss carryforward of $19.0 million which, if not utilized, will expire in 2004. The Company believes that it is more likely than not that all of the NOL and capital loss carryforwards will be utilized prior to their expiration.


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's net deferred tax balance as of December 31, 2002 and 2001 are as follows:


                                                 December 31,    December 31,
                                                _____________   _____________
                                                    2002             2001
                                                _____________   _____________
                                                        (in thousands)

Deferred Tax Liabilities:
  Excess book over tax basis of property and
    equipment                                    $    61,349     $    69,273
  Deferred charges	                               4,041           3,108


Deferred Tax Assets:
  Reserves not currently deductible                     (373)           (306)
  Net operating loss carryforward	             (41,017)        (39,019)
  Capital loss carryforward	                      (6,998)         (6,998)
  Foreign tax credit carryforward                     (2,040)             --
  Other                                                1,509             (62)
                                                _____________   _____________

    Net deferred tax liability                   $    16,471     $    25,996
                                                =============   =============


A substantial portion of the undistributed earnings of foreign subsidiaries has been reinvested and the Company does not expect to remit the earnings to the parent company. Accordingly, no U.S. Federal income tax has been provided on such earnings and, at December 31, 2002, the cumulative amount of such undistributed earnings approximated $25.8 million. It is not practicable to determine the amount of applicable U.S. Federal income taxes that would be incurred if any of such earnings were repatriated.


5.  Employee Benefits

The Company sponsors a defined contribution profit sharing and 401(k) retirement plan that covers all employees who meet certain eligibility requirements. Company contributions to the profit-sharing plan are made at the discretion of the Board of Directors and may not exceed 15% of the annual compensation of each participant. No contributions to the profit-sharing portion of the plan were made for the years ended 2002, 2001 or 2000.

Under the 401(k) section of the retirement plan, the Company's matching contributions equal 100% of the first $1,000 of each participating employee's contribution to the plan.
401(k) matching expense during the years ended 2002, 2001 and 2000 was $0.6 million, $0.5 million, and $0.1 million, respectively.

The Company has an incentive compensation plan, which rewards employees when the Company's financial results meet or exceed budgets. For the years ended 2002, 2001 and 2000, the Company recorded no incentive compensation expense under this plan.


6.  Commitments and Contingencies

Leases - The Company leases real property and equipment in the normal course of business under varying operating leases, including a lease with its Chief Executive Officer. Rent expense for the years ended 2002, 2001 and 2000 was $8.3 million, $4.8 million and $2.2 million, respectively, (of which $47,000, $47,000, and $47,000 respectively, were related party rental expense). The lease agreements, which include both non-cancelable and month-to-month terms, generally provide for fixed monthly rentals and, for certain of the real estate leases, renewal options.

In April of 2001, the Company entered into a long-term agreement to charter the Titan 2, a 456-foot self-propelled twin-hulled derrick ship. The vessel charter payments, which include the cost of an operational crew, supplies (excluding fuel), and all maintenance and regulatory expenses, are expected to be approximately $6.1 million annually. The Company prepaid $3.0 million of charter payments, which will be systematically applied to future charter payments. This charter term is 120 months. This charter can be cancelled by Global at anytime, subject to a termination penalty of $2.4 million. Once the dynamic positioning
(DP) system has been installed, which was completed in the first quarter of 2002, the termination penalty for the cancellation of the charter by Global, shall be the transfer of title of the DP system to the vessels owner.

Minimum rental commitments under leases having an initial or remaining non-cancelable term in excess of one year for each of the five years following December 31, 2002 and in total thereafter follow (in thousands):


                                2003            $   2,234
                                2004                1,557
                                2005	              634
                                2006	              442
                                2007                    2
                                Thereafter              7
                                               ___________

                                   Total        $   4,876
                                               ===========


Legal Proceedings - The Company is a party in legal proceedings and potential claims arising in the ordinary course of its business. Management does not believe these matters will materially effect the Company's consolidated financial statements.

In November of 1999, the Company notified Groupe GTM that as a result of material adverse changes and other breaches by Groupe GTM, the Company was no longer bound by and was terminating the Share Purchase Agreement to purchase all of the outstanding shares of ETPM S.A. Groupe GTM responded stating that they believed the Company was in breach. The Share Purchase Agreement provided for liquidated damages of $25.0 million to be paid by a party that failed to consummate the transaction under certain circumstances. The Company has notified Groupe GTM that it does not believe that the liquidated damages provision is applicable to its termination of the Share Purchase Agreement. On December 23, 1999, Global filed suit against Groupe GTM in Tribunal de Commerce de Paris to recover damages. On June 21, 2000, Groupe GTM filed an answer and counterclaim against Global seeking the liquidated damages of $25.0 million and other damages, costs and expenses of approximately $3.2 million at current exchange rates. The Paris Commercial court has set a date of May 28, 2003 for the oral hearing. The Company believes that the ultimate outcome of this matter will not have a material adverse effect on its business or financial statements.

Construction and Purchases in Progress - The Company estimates that the cost to complete capital expenditure projects in progress at December 31, 2002 approximates $8.4 million.

Guarantees - In the normal course of its business activities, the Company provides guarantees and performance, bid, and payment bonds pursuant to agreements or obtaining such agreements to perform construction services. The majority of these bonds expire in 2004. All of these financial instruments are secured by parent guarantees. The aggregate of these guarantees and bonds at December 31, 2002 was $78.1 million.

FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which became effective December 15, 2002, elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which is being superseded.

Letters of Credit - In the normal course of its business activities, the Company is required to provide letters of credit to secure the performance and/or payment of obligations, including the payment of worker's compensation obligations.
Outstanding letters of credit at December 31, 2002 approximated
$19.5 million.

7.  Shareholders' Equity

Authorized Stock - The Company has authorized 30,000,000 shares of $0.01 par value preferred stock and 150,000,000 shares of $0.01 par value common stock.

Treasury Stock - During August 1998, the Board of Directors authorized the expenditure of up to $30.0 million to purchase shares of the Company's outstanding common stock. Subject to market conditions, the purchases may be affected from time to time through solicited or unsolicited transactions in the market or in privately negotiated transactions. No limit was placed on the duration of the purchase program. Subject to applicable securities laws, management will make purchases based upon market conditions and other factors. As of December 31, 2002, the Company had purchased 3,654,500 shares since the authorization at a total cost of $24.1 million. In 2002 and 2001, 2,225,000 and 0 shares were purchased, respectively. Under the Company's current credit facility stock purchases are limited to $12.0 million, of which $9.1 million has been used at December 31, 2002.

Restricted Stock Awards and Stock Option Plans - During
2002, the Company had three stock-based compensation plans that provide for the granting of restricted stock, stock options, or a combination of both to officers and employees. Unearned stock compensation cost for restricted stock awards and stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock and is included in the accompanying financial statements as a charge against Additional Paid-in Capital. The unearned stock compensation is amortized over the vesting period of the awards and amortized compensation amounted to approximately $1.1 million, $1.3 million and $1.2 million for the years ended 2002, 2001, and 2000 respectively.
The balance of Unearned Stock Compensation to be amortized in future periods was $2.2 million and $3.5 million at December 31, 2002 and 2001, respectively.

The Company's 1992 Restricted Stock Plan provides for awards of shares of restricted stock to employees approved by a committee of the Board of Directors. Under the plan, 712,000 shares of Common Stock have been reserved for issuance, of which 147,111 were available for grant at December 31, 2002. Shares granted under the plan vest 33 1/3% on the third, fourth, and fifth anniversary date of grant. During the years ended 2002, 2001 and 2000, no awards were made under the plan. During the year ended December 31, 2002, restrictions on 1,334 shares expired. On December 31, 2002, restrictions remained on 668 shares.

The 1992 Stock Option Plan provides for grants of incentive and nonqualified options to employees approved by a committee of the Board of Directors. Options granted under the plan have a maximum term of ten years and are exercisable, subject to continued employment, under terms and conditions set forth by the committee. This plan was cancelled as discussed below.

The Company's 1998 Equity Incentive Plan permits the granting of both stock options and restricted stock awards to employees approved by a committee of the Board of Directors. The plan also authorizes the Chief Executive Officer to grant stock options and restricted stock awards to non-officer employees. At the 2001 annual shareholders' meeting, the shareholders voted to amend the Plan to increase the authorized number of shares by 4,300,000. The Plan Amendment also increased the maximum number of shares of common stock that may be granted as options or as restricted stock to any one individual during any calendar year from 100,000 to 10% of the number of shares authorized under the 1998 Plan, and prohibits repricing of outstanding options without the approval of the Company's shareholders. As a result of the plan amendment to the 1998 Equity Incentive Plan, the Company's 1992 Stock Option Plan was terminated with respect to all shares for which options had not been granted and any shares related to options, which are subsequently forfeited or cancelled. As of December 31, 2002, 7,500,000 shares of common stock have been reserved for issuance under the plan, of which 1,481,890 were available for grant. Restricted shares granted under the plan vest 33 1/3% on the third, fourth and fifth anniversary date of the grant. During the years ended 2002, 2001 and 2000, the Company issued 20,000, 57,500 and 367,500 restricted stock awards, respectively, with a weighted average value at the time of issue of $7.159 per share, $11.673 per share, and $11.329 per share, respectively. As of December 31, 2002, restrictions remained on 434,378 shares and 120,336 shares have been surrendered.

The following table shows the changes in options outstanding under all plans for the years ended 2002, 2001 and 2000:



                                     At 85% of Market     At or Above Market
                                   ____________________  _____________________
                                               Weighted               Weighted
                                     Shares  Avg. Price   Shares    Avg. Price
                                   _________ __________  __________ __________


Outstanding on December 31, 1999    889,760   $  3.737   4,117,345   $  9.652
  Granted                             7,000      9.188   2,574,500     10.961
  Surrendered                       (50,750)     8.031    (634,580)    11.283
  Exercised                        (188,770)     2.552    (360,060)     4.848
                                   _________ __________  __________ __________

Outstanding on December 31, 2000    657,240      4.282   5,697,205     10.200
  Granted                                --         --   1,806,608     10.432
  Surrendered                        (7,330)     9.799    (556,270)    12.503
  Exercised                         (69,850)     2.263    (434,599)     4.240
                                   _________ __________  __________ __________

Outstanding on December 31, 2001    580,060      4.455   6,512,944     10.465
  Granted                                --         --   1,623,800      8.133
  Surrendered                       (13,000)     8.706    (438,490)    11.262
  Exercised                         (42,460)     6.951     (64,570)     3.449
                                   _________ __________  __________ __________

Outstanding on December 31, 2002    524,600   $  4.148   7,633,684   $  9.983
                                   ========= ==========  ========== ==========

  Exercisable at December 31, 2002  486,800   $  3.965   3,417,573   $ 10.528
                                   ========= ==========  ========== ==========





The following table summarizes information about stock options outstanding at December 31, 2002:

                        OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
_____________________________________________________   _____________________
                                Weighted
                                 Average      Weighted                Weighted
   Range of                     Remaining      Average                 Average
   Exercise        Number      Contractual    Exercise    Number      Exercise
    Prices       Outstanding    Life (Years)   Price    Exercisable   Price
______________  ____________   _____________  ________  ___________  ________

$ 1.54 -  1.78     288,420          0.3       $ 1.58       288,420     $ 1.58
  2.33 -  3.28     687,601          2.2         2.73       687,601       2.73
  3.71 -  5.51     509,575          7.9         5.28       182,975       5.42
  5.59 -  8.38   2,184,490          7.9         7.85       589,390       7.43
  8.42 - 12.56   3,132,998          7.2        10.49     1,267,187      10.68
 12.69 - 18.25     700,100          7.6        14.46       233,700      14.87
 20.19 - 20.19     655,100          4.7        20.19       655,100      20.19
______________  ____________   _____________  ________  ___________  ________
$ 1.54 - 20.19   8,158,284          6.6       $ 9.61     3,904,373     $ 9.71


Non-Employee Director Compensation Plan - Effective
September 1, 1998, the Board of Directors terminated the Non-employee Director Stock Plan and adopted the Global Industries,
Ltd., Non-Employee Directors' Compensation Plan (the "Directors
Compensation Plan"). Under the Directors' Compensation Plan, each non-employee director may elect to defer receipt of all or part of his or her annual retainer and meeting fees. In lieu of cash and accrued interest, each non-employee director may elect to base the deferred fees on Stock Units which have the same value as common stock and increase and decrease in value to the full extent of any increase or decrease in the value of the common stock. Also, each non-employee director may receive up to $20,000 of his or her annual retainer and meeting fees in shares of common stock based upon the average of the closing prices of the common stock on the twenty trading days preceding the end of the year for which payment is made. With respect to annual retainer fees and meeting fees earned after December 31, 1998, each non-employee director must elect to receive at least $20,000 in common stock or Stock Units. The maximum number of shares of common stock that may be issued under the plan is 25,000. As of December 31, 2002, 18,420 shares of common stock have been issued under the plan.

1995 Employee Stock Purchase Plan - The Global Industries,
Ltd. 1995 Employee Stock Purchase Plan ("Purchase Plan") provides a method for substantially all employees to voluntarily purchase a maximum of 2,400,000 shares of the Company's common stock at favorable terms. Under the Purchase Plan, eligible employees may authorize payroll deductions that are used at the end of the Option Period to acquire shares of common stock at 85% of the fair market value on the first or last day of the Option Period, whichever is lower. In August 1997, shareholders approved an amendment to the plan whereby the plan has a twelve-month and a six-month Option Period in each year. In October 1998, the Board of Directors further amended the plan effective December 31, 1998, to, among other items, change the twelve-month Option Period to begin January 1 of each year and the six-month Option Period to begin July 1 of each year. For the year ended December 31, 2002, 176 employees purchased 226,966 shares at a weighted average cost of $3.545 per share. For the year ended December 31, 2001, 224 employees purchased 114,787 shares at a weighted average cost of $5.65 per share. For the year ended December 31, 2000, 283 employees purchased 154,247 shares at a weighted average cost of $7.154 per share. At December 31, 2002, 1,141,254 shares were available for issuance under the plan.


Basic and Diluted Net Income (loss) Per Share - The following table presents the reconciliation between basic shares and diluted shares (in thousands, except per share data):



                                                              Income (Loss)
                   Net Income      Weighted-Average Shares      Per Share
                               ___________________________  _______ __________
                    (Loss)     Basic  Incremental  Diluted   Basic    Diluted
                   __________  ______ ___________  _______  _______ __________
Year ended
December 31, 2002  $ (29,363)  99,511     --       99,511   $ (0.30) $ (0.30)

Year ended
December 31, 2001      6,156   92,753    1,094     93,847      0.07     0.07

Year ended
December 31, 2000    (16,690)  91,982     --       91,982     (0.18)   (0.18)


Options to purchase 1,970,808 shares of common stock, at an exercise price range of $11.31 to $20.19 per share, were outstanding at December 31, 2001, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

All options outstanding during the years ended 2002 and 2000 were excluded from the computation of diluted EPS because the effect of their inclusion is antidilutive.


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



The following tables show information about the profit or loss and assets of each of the Company's reportable segments for the years ended 2002, 2001, and 2000. The information contains certain allocations of corporate expenses that the Company deems reasonable and appropriate for the evaluation of results of operations. Segment assets do not include intersegment receivable balances as the Company feels that such inclusion would be misleading or not meaningful. Segment assets are determined by where they are situated at period-end. Because the Company offers an integrated range of services, some assets are used by more than one segment. However, the Company feels that allocating the value of those assets among segments is impractical.


                                               Year Ended December 31,
                                          ____________________________________
                                             2002        2001        2000
                                          __________  ___________  ___________
                                                    (in thousands)


Revenues from external customers:
  Gulf of Mexico Offshore Construction     $ 87,749    $ 126,214    $ 111,133
  Gulf of Mexico Diving                      15,869       26,263       19,859
  Gulf of Mexico Marine Support	             32,791       39,141       25,322
  West Africa                                83,395       30,557       33,394
  Latin America	                            171,050       60,856       60,789
  Asia Pacific                               91,872      111,429       34,265
  Middle East	                             11,284       11,265       12,819
                                          __________  ___________  ___________
                                          $ 494,010    $ 405,725    $ 297,581
                                          ==========  ===========  ===========


Intersegment revenues:
  Gulf of Mexico Offshore Construction    $   2,551    $   4,352    $   2,043
  Gulf of Mexico Diving	                     15,352       15,827       17,923
  Gulf of Mexico Marine Support	              4,111        4,091        4,620
                                          __________  ___________  ___________
                                          $  22,014    $  24,270    $  24,586
                                          ==========  ===========  ===========


Interest expense:
  Gulf of Mexico Offshore Construction    $   2,903    $   5,433    $   5,498
  Gulf of Mexico Diving	                        668          972          965
  Gulf of Mexico Marine Support                 752        1,955        1,685
  West Africa	                              1,098        2,130        1,782
  Latin America                               7,015        6,769        5,474
  Asia Pacific                                4,033        5,016        4,678
  Middle East                                   500        1,053        1,188
                                          __________  ___________  ___________
                                          $  16,969    $  23,328    $  21,270
                                          ==========  ===========  ===========


Depreciation and amortization:
  Gulf of Mexico Offshore Construction    $  16,694    $  15,253    $  10,409
  Gulf of Mexico Diving	                      3,484        4,006        3,459
  Gulf of Mexico Marine Support	              6,402        5,469        5,829
  West Africa	                              4,726        1,713        2,395
  Latin America	                              6,285        8,338        8,837
  Asia Pacific                               13,164       11,318        7,862
  Middle East	                              1,632        2,271        3,116
                                          __________  ___________  ___________
                                          $  52,387    $  48,368    $  41,907
                                          ==========  ===========  ===========


Income (loss) before income taxes:
  Gulf of Mexico Offshore Construction    $ (23,252)   $  (2,294)   $  (2,693)
  Gulf of Mexico Diving	                     (5,007)       2,671        2,050
  Gulf of Mexico Marine Support               9,364       15,507        4,739
  West Africa                                (3,344)       1,409       (5,070)
  Latin America                              16,695          931           39
  Asia Pacific                              (18,724)      (2,881)     (14,287)
  Middle East                               (10,222)      (3,441)      (3,460)
                                          __________  ___________  ___________
                                          $ (34,490)   $  11,902    $ (18,682)
                                          ==========  ===========  ===========


Segment assets at period-end:
  Gulf of Mexico Offshore Construction    $ 267,256    $ 295,403    $ 269,907
  Gulf of Mexico Diving	                     20,179       26,641       34,578
  Gulf of Mexico Marine Support              31,569       34,410       30,440
  West Africa	                             72,554       50,031       31,554
  Latin America                             132,129      106,819      140,184
  Asia Pacific                              142,659      185,444      151,133
  Middle East	                              7,717       16,840       33,658
                                          __________  ___________  ___________
                                          $ 674,063    $ 715,588    $ 691,454
                                          ==========  ===========  ===========


Expenditures for long-lived assets:
  Gulf of Mexico Offshore Construction    $   9,556    $   9,170    $  13,007
  Gulf of Mexico Diving	                        738          380          317
  Gulf of Mexico Marine Support                  --           82        5,205
  West Africa	                              1,233          511          230
  Latin America                               7,065           --          136
  Asia Pacific                                3,840        3,279          331
  Middle East	                                187           18          131
                                          __________  ___________  ___________
                                          $  22,619    $  13,440    $  19,357
                                          ==========  ===========  ===========


The following table reconciles the reportable segments' revenues, income (loss) before income taxes, assets, and other items presented above, to the Company's consolidated totals.

                                               Year Ended December 31,
                                          ____________________________________
                                             2002        2001        2000
                                          __________  ___________  ___________
                                                    (in thousands)


Revenues
  Total for reportable segments           $ 516,024    $ 429,995    $ 322,167
  Total for other segments                       --          379        1,164
  Elimination of intersegment revenues      (22,014)     (24,270)     (24,586)
                                          __________  ___________  ___________

    Total consolidated revenues           $ 494,010    $ 406,104    $ 298,745


Income (loss) before income taxes
  Total for reportable segments           $ (34,490)   $  11,902    $ (18,682)
  Total for other segments                       --           67          (32)
  Unallocated corp. (expenses) income           303       (1,547)          --
                                          __________  ___________  ___________

    Total consolidated income (loss)
      before tax                          $ (34,187)   $  10,422    $ (18,714)
                                          ==========  ===========  ===========


Segment assets at period end
  Total for reportable segments           $ 674,063    $ 715,588    $ 691,454
  Total for other segments                       --           --        2,648
  Corporate assets                           27,581       32,589       36,085
                                          __________  ___________  ___________

    Total consolidated assets             $ 701,644    $ 748,177    $ 730,187
                                          ==========  ===========  ===========


Other items:
  Interest Expense
    Total for reportable segments         $  16,969    $  23,328    $  21,270
    Total for other segments                     --           --           23
    Unallocated (over allocated)
      corp. interest expense                 (2,296)      (1,460)       1,469
                                          __________  ___________  ___________

    Total consolidated interest expense   $  14,673    $  21,868    $  22,762
                                          ==========  ===========  ===========


Depreciation and amortization
  Total for reportable segments           $  52,387    $  48,368    $  41,907
  Total for other segments                       --           --          108
  Unallocated corporation depreciation        5,953        5,553        3,903
                                          __________  ___________  ___________

    Total consolidated depreciation and
      amortization                        $  58,340    $  53,921    $  45,918
                                          ==========  ===========  ===========


Expenditures for long-lived assets
  Total for reportable segments           $  22,619    $  13,440    $  19,357
  Total for other segments                       --           --           --
  Corporate expenditures                      1,221          429        1,188
                                          __________  ___________  ___________

    Total consolidated expenditures       $  23,840    $  13,869    $  20,545
                                          ==========  ===========  ===========


The following table presents the Company's revenues from external customers attributed to operations in the United States and foreign areas and long-lived assets in the United States and foreign areas.


                                               Year Ended December 31,
                                          ____________________________________
                                             2002        2001        2000
                                          __________  ___________  ___________
                                                    (in thousands)


Revenues from external customers
  United States                           $ 136,409    $ 191,997    $ 157,478
  Foreign areas                             357,601      214,107      141,267
                                          __________  ___________  ___________

                                          $ 494,010    $ 406,104    $ 298,745
                                          ==========  ===========  ===========


Long lived assets at period end
  United States                           $ 265,242    $ 302,182    $ 313,274
  Foreign areas                             174,656      200,076      211,727
                                          __________  ___________  ___________

                                          $ 439,898    $ 502,258    $ 525,001
                                          ==========  ===========  ===========


9.  Major Customers

Sales to various customers for 2002, 2001, and 2000 that amount to 10% or more of the Company's revenues, follows:

                                               Year Ended December 31,
                 _____________________________________________________________
                           2002                 2001                 2000
                 __________  ______  __________  ______  _________   ______
                                     (dollars in thousands)

Customer A       $      --     --    $  45,014     11%   $     --      --
Customer B              --     --           --     --      47,926      16%
Customer C         168,105     34%      51,388     13%     42,580      14%


Sales to Customer A for all periods presented in the table were reported by the Company's Asia Pacific segment. Sales to Customer B were reported by the Company's Gulf of Mexico segments and its West Africa segments. Sales to Customer C were reported by the Company's Latin America segment.



10.  Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information for 2002, 2001, and 2000 are as follows:

                                               Year Ended December 31,
                                          ____________________________________
                                             2002        2001        2000
                                          __________  ___________  ___________
                                                    (in thousands)


Cash paid for:

  Interest, net of amount capitalized      $ 14,979    $  23,218    $  17,530
  Income taxes                               12,474        4,281        5,387



  Other Non-Cash Transactions:

During 2002, 2001, and 2000 the tax effect of the exercise of stock options resulted in an increase in additional paid-in capital and reductions to income taxes payable of $0.6 million, $1.3 million, and $0.7 million, respectively.



11.  Interim Financial Information (Unaudited)

The following is a summary of consolidated interim financial information for 2002 and 2001:



                                           Three Months Ended
                                __________________________________________

                                March 31    June 30    Sept. 30   Dec. 31

                                _________  _________  _________  _________
                                 (in thousands, except per share amounts)

Year Ended December 31, 2002
  Revenues                      $ 104,665  $ 157,443  $ 128,798  $ 103,104
  Gross profit                      6,872     27,802     22,435      6,369
  Net (loss) income                (4,836)     9,834      5,452    (39,813)
  Net (loss) income per share
    Basic                       $   (0.05) $    0.10  $    0.05  $   (0.40)
    Diluted                     $   (0.05) $    0.10  $    0.05  $   (0.40)


                                           Three Months Ended
                                __________________________________________

                                March 31    June 30    Sept. 30   Dec. 31

                                _________  _________  _________  _________
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

13.  Losses on Asset Disposal and Impairment

In the fourth quarter of 2002, management reviewed the Company's management structure and effective January 1, 2003 reorganized its operating management structure and its existing business lines, Offshore Construction and Installation and Diving, to focus on core operations and specialized markets. These changes were made to adapt to certain marketplace conditions in the Company's domestic and international operations. In conjunction with the reorganization, the Company will eliminate non-core and under performing assets relating to certain of its marine assets and support facilities. The Company recorded a one-time pretax non-cash charge of $45.8 million in December 2002 associated with these assets. The assets were valued at scrap value or fair market value.


        One time pretax non-cash charge by segment:
        U.S. Gulf of Mexico Offshore Construction       $  (13,186)
        U.S. Gulf of Mexico Diving                          (3,080)
        U.S. Gulf of Mexico Marine Support                    (226)
        Latin America                                       (1,377)
        Asia Pacific                                       (21,131)
        Middle East                                         (6,817)
                                                        ____________
        Total                                           $  (45,817)


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None




                            PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with the Company's 2003 Annual Meeting of Shareholders. See also "Item (Unnumbered) Executive Officers of the Registrant" appearing in Part I of this Annual Report.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by the Item is incorporated by reference to the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with the Company's 2003 Annual Meeting of Shareholders.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with the Company's 2003 Annual Meeting of Shareholders.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with the Company's 2003 Annual Meeting of Shareholders.

ITEM 14.  CONTROLS AND PROCEDURES

In the 90-day period before the filing of this report, each of our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures. These disclosure controls and procedures are those controls and other procedures the Company maintains, which are designed to insure that all of the information required to be disclosed by the Company in all of its combined and separate periodic reports filed with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in their reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to its management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow those persons to make timely decisions regarding required disclosure. No significant deficiencies or material weaknesses were detected. Subsequent to the date when the disclosure controls and procedures were evaluated, there have not been any significant changes in our controls or procedures or in other factors that could significantly affect such controls or procedures.



                           PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1. Financial Statements
        Included in Part II of this report.

        Independent Auditors' Report.
        Consolidated Balance Sheets as of December 31, 2002 and 2001 Consolidated Statements of Operations for the years ended
          December 31, 2002, 2001, and 2000.
        Consolidated Statements of Shareholders' Equity for the
          years ended December 31, 2002, 2001, and 2000. Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000.
        Consolidated Statements of Comprehensive Income (Loss)
          for the years ended December 31, 2002, 2001, and 2000. Notes to Consolidated Financial Statements.

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

        The following exhibits are filed as part of this Annual
        Report:

        Exhibit
        Number
        _______

        3.1  -  Amended and Restated Articles of
                Incorporation of Registrant as amended,
                incorporated by reference to Exhibits 3.1 and
                3.3 to the Form S-1 Registration Statement filed by the Registrant (Reg. No 33-56600).
        3.2 - Bylaws of Registrant, incorporated by reference to Exhibit 3.2 to the Form S-1 filed by Registrant (Reg. No. 33-56600).
        4.1  -  Form of Common Stock certificate,
                incorporated by reference to Exhibit 4.1 to the Form S-1 filed by Registrant (Reg. No. 33-56600).
        10.1*- Global Industries, Ltd. 1992 Stock Option Plan, incorporated by reference to Exhibit
                10.1 to the Form S-1 filed by Registrant
                (Reg. No. 33-56600).
        10.2*- Global Industries, Ltd. Profit Sharing and Retirement Plan, as amended, incorporated by reference to Exhibit 10.2 to the Form S-1 filed by Registrant (Reg. No. 33-56600).
        10.3 - Agreement of Lease dated May 1, 1992, between SFIC Gulf Coast Properties, Inc. and Global Pipelines PLUS, Inc., incorporated by reference to Exhibit 10.6 to the Form S-1 filed by Registrant (Reg. No. 33-56600).
        10.4 - Lease Extension and Amendment Agreement dated January 1, 1996, between Global Industries, Ltd. and William J. Dore' relating to the Lafayette office and adjacent land incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.
        10.5 -  Agreement between Global Divers and
                Contractors, Inc. and Colorado School of
                Mines, dated October 15, 1991, incorporated by reference to Exhibit 10.20 to the Form S-1 filed by Registrant (Reg. No. 33-56600).
        10.6 - Sublicense Agreement between Santa Fe International Corporation and Global Pipelines PLUS, Inc. dated May 24, 1990, relating to the Chickasaw's reel pipelaying technology, incorporated by reference to
                Exhibit 10.21 to the Form S-1 filed by
                Registrant (Reg. No. 33-56600).
        10.7 - Non-Competition Agreement and Registration Rights Agreement between the Registrant and William J. Dore', incorporated by reference to Exhibit 10.23 to the Form S-1 filed by Registrant (Reg. No. 33-56600).
        10.8*- Global Industries, Ltd. Restricted Stock Plan, incorporated by reference to Exhibit
                10.25 to the Form S-1 filed by Registrant
                (Reg. No. 33-56600).
        10.9*- Second Amendment to the Global Industries, Ltd. Profit Sharing Plan, incorporated by reference to Exhibit 10.19 to the Registrant's Registration Statement on Form S-1 (Reg. No. 33-81322).
        10.10*- Global Industries, Ltd. 1995 Employee Stock
                Purchase Plan incorporated by reference to
                Exhibit 10.20 to the Registrant's Annual
                Report on Form 10-K for the fiscal year ended
                March 31, 1995.
        10.11 - Trust Indenture relating to United States Government Guaranteed Ship Financing Obligations between Global Industries, Ltd., shipowner, and Hibernia National Bank, Indenture Trustee, dated as of September 27, 1994, incorporated by reference to Exhibit
                10.22 to the Registrant's Annual Report on
                Form 10-K for the fiscal year ended March 31, 1995.
        10.12*- Amendment to Global Industries, Ltd. 1992
                Stock Option Plan incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.
        10.13 - Trust Indenture relating to United States Government Guaranteed Ship Financing Obligations between Global Industries, Ltd., shipowner, and First National Bank of Commerce, Indenture Trustee, dated as of August 15, 1996, incorporated by reference to
                Exhibit 10.21 to the Registrant's Annual
                Report on Form 10-K for the fiscal year ended
                March 31, 1997.
        10.14 - Form of Indemnification Agreement between the Registrant and each of the Registrant's directors, incorporated by reference to
                Exhibit 10.22 to the Registrant's Annual
                Report on Form 10-K for the fiscal year ended
                March 31, 1997.

        10.15*- 1996 Amendment to Global Industries, Ltd.
                1995 Employee Stock Purchase Plan,
                incorporated by reference to Exhibit 10.26 to
                the Registrant's Annual Report on Form 10-K
                for the fiscal year ended March 31, 1997.
        10.16 - Amendment Assignment and Assumption of Authorization Agreement relating to United
                States Government Ship Financing obligations
                between Global Industries, Ltd., shipowner,
                and First National Bank of Commerce,
                Indenture Trustee, dated as of October 23,
                1996, incorporated by reference to Exhibit
                10.27 to the Registrant's Annual Report on
                Form 10-K for the fiscal year ended March 31,
                1997.
        10.17*- Global Industries, Ltd. 1998 Equity Incentive
                Plan incorporated by reference to exhibit
                10.28 to the Registrant's Annual Report on
                Form 10-K for the fiscal year ended March 31,
                1998.
        10.18 - Acquisition Agreement among the Registrant
                Sub Sea International and Dresser Industries, dated, June 24, 1997, incorporated by reference to Exhibit 21 to the Registrant's
                current report on Form 8-K dated August 8,
                1997.
        10.19 - Facilities Agreement (related to Carlyss
                Facility) by and between the Registrant and
                Lake Charles Harbor and Terminal District
                dated as of November 1, 1997, incorporated by reference to Exhibit 10.2 to Registrant's
                Quarterly Report on Form 10-Q for the
                quarterly period ended December 31, 1997.
        10.20 - Ground Lease and Lease-Back Agreement
                (related to Carlyss Facility) by and between
                the Registrant and Lake Charles Harbor and
                Terminal District dated as of November 1,
                1997, incorporated by reference to Exhibit
                10.3 to Registrant's Quarterly Report on Form
                10-Q for the quarterly period ended December
                31, 1997.
        10.21 - Trust Indenture (related to Carlyss Facility)
                by and between Lake Charles Harbor and
                Terminal District and First National Bank of
                Commerce, as Trustee, dated as of November 1,
                1997, incorporated by reference to Exhibit
                10.4 to Registrant's Quarterly Report on Form
                10-Q for the quarterly period ended December
                31, 1997.
        10.22 - Pledge and Security Agreement (related to
                Carlyss Facility) by and between Registrant
                and Bank One, Louisiana, National
                Association, dated as of November 1, 1997,
                incorporated by reference to Exhibit 10.5 to
                Registrant's Quarterly Report on Form 10-Q
                for the quarterly period ended December 31,
                1997.
        10.23*- Global Industries, Ltd. Non-Employee
                Directors Compensation Plan incorporated by
                reference to Exhibit 4.1 to Registrant's
                Registration Statement on Form S-8 (Reg. No.
                333-69949).
        10.24 - Transaction Agreement between Global
                Industries, Ltd., and CCC Fabricaciones Y
                Construcciones, S.A. de C.V. dated July 1,
                1999. Incorporated by reference to Exhibit
                2.1 to Registrant's Quarterly Report on Form
                10-Q for the quarterly period ended June 30,
                1999.
        10.25 - Share Purchase Agreement between Global
                Industries, Ltd. and ETPM, S.A. incorporated
                by reference to Exhibit 2.1 to Registrants'
                Quarterly Report on Form 10-Q for the
                quarterly period ended June 30, 1999.
        10.26 - Trust Indenture relating to United States Government Guaranteed Ship Financing
                Obligations between Global Industries, Ltd.,
                shipowner, and Wells Fargo Bank, Indenture
                Trustee, dated as of February 22, 2000.
                Incorporated by reference to Exhibit 10.33 to Registrant's Annual Report on Form 10-K for
                the year ended December 31, 1999.
        10.27 - Credit Agreement dated as of December 30,
                1999 by, and among Bank One, National
                Association, as agent for lenders Global
                Industries, Ltd. and Global Offshore Mexico,
                S. DE R.L. DE C.V.  Incorporated by reference
                to Exhibit 10.34 to Registrant's Annual
                Report on Form 10-K for the year ended
                December 31, 1999.
        10.28 - Assignment and Assumption Agreement and First Amendment to loan agreement between CCC Fabricationes y Construcciones, SA de CV,
                Heller Financial, Inc., Grupo Consorcio
                Fabricaciones y Construcciones, SA de CV,
                Global Industries, Ltd., and Global
                Industries Offshore, Inc. Incorporated by
                reference to Exhibit 10.35 to Registrant's
                Annual Report on Form 10-K for the year ended
                December 31, 1999.
        10.29 - Credit Agreement Amendment No. 2 dated
                September 18, 2000 among Global Industries,
                Ltd., Global Offshore Mexico, S. DE R.L. DE
                C.V., the Lenders and Bank One, NA, as
                administrative agent for the Lenders.
                Incorporated by reference to Exhibit 10.1 to
                Registrant's Quarterly Report on Form 10Q for
                the quarterly period ended September 30,
                2000.
        10.30 - Asset Acquisition Agreement by and between
                Global Industries, Ltd. and Oceaneering
                International, Inc. dated as of September 30,
                2000. Incorporated by reference to Exhibit
                10.2 to Registrant's Quarterly Report on Form
                10Q for the quarterly period ended September
                30, 2000.
        10.31*- 2000 Amendment to Global Industries, Ltd.
                1998 Equity Incentive Plan.
        10.32 - Severance Agreement dated February 22, 1995
                between Global Industries, Ltd. and James J.
                Dore'.
        10.33 - Credit Agreement Amendment No. 3 dated August
                7, 2001 among Global Industries, Ltd., Global Offshore Mexico, S. DE R.L. DE C.V., the
                Lenders and Bank One, NA, as administrative
                agent for the Lenders.
        10.34 - Credit Agreement Amendment dated November 30,
                2001 among Global Industries, Ltd., Global
                Offshore Mexico, S. DE R.L. DE C.V., the
                Lenders and Bank One, NA, as administrative
                agent for the Lenders.
        10.35 - Credit Agreement Amendment dated March 18,
                2002 among Global Industries, Ltd., Global
                Offshore Mexico, S. DE R.L. DE C.V., the
                Lenders and Bank One, NA, as administrative
                agent for the Lenders.
        10.36 - Second Amended and Restated Credit Agreement
                dated April 30, 2002 among Global Industries,
                Ltd. Offshore Mexico, S. DE R.L. DE C.V., the Lenders and Bank One, NA, as administrative agent for the Lenders.
       *10.37 - Credit Agreement Amendment dated January 10,
                2003 among Global Industries, Ltd. Offshore
                Mexico, S. DE R.L. DE C.V., the Lenders and
                Bank One, NA, as administrative agent for the
                Lenders.
       *10.38 - $48,000,000 Revolving B termination letter
                dated February 7, 2003 from Global Industries, Ltd. to Bank One, N.A.
        *21.1 - Subsidiaries of the Registrant.
        *23.1 - Consent of Deloitte & Touche LLP.
        *99.1 - Section 906 Certifications.
________________
        * Filed herewith.
        * Management Compensation Plan or Agreement.

(b)	Reports on Form 8-K - The Company filed five reports on Form
        8-K during the year ended December 31, 2002, all of which reported information under Item 9 and were dated March 21, 2002, March 31, 2002, August 1, 2002, August 13, 2002, and
        October 14, 2002, respectively.




                        Global Industries, Ltd.

                Schedule II Valuation and Qualifying Accounts

        For the Years Ended December 31, 2002, 2001, and 2000
                        (Thousands of dollars)



                        Balance at  Charged to   Charged               Balance
                        Beginning   Costs and   to Other               at End
     Description        of Period   Expenses    Accounts  Deductions  of Period
_______________________ __________  __________  ________  __________  _________

Year ended December 31,
  2002
  Allowances for
    doubtful accounts   $   2,503    $  6,532    $   --   $  1,869    $ 7,167


Year ended December 31,
  2001
  Allowances for
    doubtful accounts   $   9,481    $  1,442    $   --   $  8,420    $ 2,503


Year ended December 31,
  2000
  Allowances for
    doubtful accounts   $   8,156    $  6,072    $   --   $  4,747    $ 9,481






                            SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        GLOBAL INDUSTRIES, LTD.


                                        By: /s/  TIMOTHY W. MICIOTTO
                                        _____________________________

                                             Timothy W. Miciotto
                                            Senior Vice President,
                                           Chief Financial Officer
                                             (Principal Financial
                                            and Accounting Officer)

March 21, 2003


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/	WILLIAM J. DORE'
_____________________________
        William J. Dore'        Chairman of the Board,          March 21, 2003
                                Chief Executive Officer
                                and Director

/s/	TIMOTHY W. MICIOTTO
_____________________________
        Timothy W. Miciotto     Senior Vice President,          March 21, 2003
                                Chief Financial Officer
                                (Principal Financial and
                                Accounting Officer)

/s/	JAMES C. DAY
_____________________________
        James C. Day            Director                        March 21, 2003


/s/	EDWARD P. DJEREJIAN
_____________________________
        Edward P. Djerejian     Director                        March 21, 2003


/s/	EDGAR G. HOTARD
_____________________________
        Edgar G. Hotard         Director                        March 21, 2003


/s/	RICHARD A. PATTAROZZI
_____________________________
        Richard A. Pattarozzi   Director                        March 21, 2003


/s/	JAMES L. PAYNE
_____________________________
        James L. Payne          Director                        March 21, 2003


/s/	MICHAEL J. POLLOCK
_____________________________
        Michael J. Pollock      Director                        March 21, 2003




                                Certification

I, William J. Dore', Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Global
Industries, Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 21, 2003

                                /s/     WILLIAM J. DORE'
                                _____________________________

                                        William J. Dore'
                                    Chief Executive Officer




                                Certification

I, Timothy W. Miciotto, Senior Vice President, Chief Financial
Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Global
Industries, Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March 21, 2003                            /s/ TIMOTHY W. MICIOTTO
                                        _____________________________
                                              Timothy W. Miciotto
                                             Senior Vice President,
                                            Chief Financial Officer
                                           (Principal Financial and
                                               Accounting Officer)