Form 10-Q
period 2003-03-31
GLOBAL INDUSTRIES LTD
filed 2003-05-14
CIK 895663

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549


                                    FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2003


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


Indicate by check mark whether the registrant is an
accelerated filer (as defined in Rule 12b-2 of the Exchange
Act).                                [X]  YES   [ ]  NO


                    APPLICABLE ONLY TO CORPORATE ISSUERS:


The number of shares of the Registrant's Common Stock outstanding, as of May 2, 2003 was 100,782,425.





                              Global Industries, Ltd.
                                Index - Form 10-Q



                          Part I - Financial Information



Item 1. Financial Statements - Unaudited
	Independent Accountants' Report                    3
        Consolidated Statements of Operations              4
	Consolidated Balance Sheets	                   5
        Consolidated Statements of Cash Flows              6
        Notes to Consolidated Financial Statements         7


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations     12


Item 3. Quantitative and Qualitative Disclosures about
        Market Risk                                       18


Item 4. Controls and Procedures                           18





                          Part  II - Other Information

Item 1. Legal Proceedings                                 19


Item 6. Exhibits and Reports of Form 8-K                  19

        Signature                                         20

        Certifications                                    21







                          PART 1 - FINANCIAL INFORMATION


Item 1. 	Financial Statements.



INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Shareholders of Global Industries, Ltd.

We have reviewed the condensed consolidated financial statements of Global Industries, Ltd. and subsidiaries, as listed in the accompanying index, as of March 31, 2003 and for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Global Industries, Ltd. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, shareholders' equity, cash flows, and comprehensive income (loss) for the year then ended (not presented herein); and in our report dated February 12, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP


May 7, 2003
New Orleans, Louisiana





                              Global Industries, Ltd.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Dollars in thousands, except per share data)
                                  (Unaudited)



                                                    Quarter Ended March 31,
                                                  ---------------------------
                                                       2003          2002
                                                  ------------- -------------
Revenues                                            $ 148,940     $ 104,665

Cost of Revenues                                      138,152        97,793

Gross Profit                                           10,788         6,872

Selling, General and Administrative Expenses            9,479         9,196

Operating Income (Loss)                                 1,309        (2,324)



Other Expense :

  Interest expense                                      2,745         4,358
  Other                                                   173           757
                                                  ------------- -------------
                                                        2,918         5,115
                                                  ------------- -------------

Loss Before Income Taxes                               (1,609)       (7,439)
Benefit for Income Taxes                                 (611)       (2,603)
                                                  ------------- -------------
Net Loss                                           $     (998)   $   (4,836)
                                                  ============= =============


Weighted Average Common Shares Outstanding:

  Basic                                           100,489,000    93,986,000
  Diluted                                         100,489,000    93,986,000

Net Loss Per Share:

  Basic                                            $    (0.01)   $    (0.05)
  Diluted                                          $    (0.01)   $    (0.05)



               See Notes to Consolidated Financial Statements.











                              Global Industries, Ltd.
                            CONSOLIDATED BALANCE SHEETS
                              (Dollars in thousands)
                                   (Unaudited)


                                                     March 31,    December 31,
                                                       2003           2002
                                                   ------------   ------------


ASSETS
Current Assets:
  Cash                                              $   12,162     $   28,204
  Receivables - net of allowance of $7,769
    for 2003 and $7,200 for 2002, respectively         145,045        112,822
  Unbilled work on uncompleted contracts	        38,044         31,415
  Prepaid expenses and other                            27,420         25,036
  Assets held for sale                                     753            838
                                                   ------------   ------------
    Total current assets                               223,424        198,315
                                                   ------------   ------------

Property and Equipment, net	                       440,666        439,898
                                                   ------------   ------------

Other Assets:
  Deferred charges, net                                 24,844         20,993
  Goodwill, net                                         37,655         37,655
  Other                                                  4,789          4,783
                                                   ------------   ------------
    Total other assets                                  67,288         63,431
                                                   ------------   ------------
        Total                                       $  731,378     $  701,644
                                                   ============   ============




LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                  $  118,547     $   85,272
  Current maturities of long-term debt                   5,927          5,927
  Employee-related liabilities                           8,759          8,851
  Income taxes payable                                   8,138          4,588
  Accrued interest                                       1,415          3,796
  Advance billings on uncompleted contracts              1,118          8,232
  Other accrued liabilities                             11,097          6,589
                                                   ------------   ------------
    Total current liabilities                          155,001        123,255
                                                   ------------   ------------

Long-Term Debt                                         122,917        120,730
                                                   ------------   ------------
Deferred Income Taxes                                   11,382         16,471
                                                   ------------   ------------


Shareholders' Equity:
  Common stock issued, 104,422,533 and
    104,139,863 shares, respectively                     1,044          1,041
  Additional paid-in capital                           310,119        308,460
  Treasury stock at cost (3,654,500 shares)	       (24,130)       (24,130)
  Accumulated other comprehensive loss                  (9,185)        (9,411)
  Retained earnings                                    164,230        165,228
                                                   ------------   ------------
      Total shareholders' equity                       442,078        441,188
                                                   ------------   ------------
	Total
                                                    $  731,378     $  701,644
                                                   ============   ============

              See Notes to Consolidated Financial Statements.








                              Global Industries, Ltd.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In thousands)
                                    (Unaudited)




                                                     Quarter Ended March 31,
                                                   ---------------------------
                                                       2003           2002
                                                   ------------   ------------
Cash Flows From Operating Activities:
  Net loss                                          $    (998)     $  (4,836)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
      Depreciation and amortization                    12,089         13,361
      Gain on sale, disposal of property and
        equipment                                         (61)          (805)
      Provision for (recovery of) doubtful
        accounts                                        1,005            917
      Deferred income taxes                            (5,089)        (4,731)
      Other                                               (11)           (39)
      Changes in operating assets and liabilities
        Receivables                                   (39,857)         1,545
        Prepaid expenses and other                     (2,278)        (1,199)
        Accounts payable and accrued liabilities       31,972          1,150
                                                   ------------   ------------
	Net cash (used in) provided by
          operating activities                         (3,228)         5,363
                                                   ------------   ------------



Cash Flows From Investing Activities:
Proceeds from sale of assets                              110          3,324
Decrease in escrowed funds, net	                           --             15
Additions to property and equipment                    (8,897)        (7,465)
Additions to deferred charges	                       (7,628)        (3,621)
                                                   ------------   ------------
  Net cash used in investing activities               (16,415)        (7,747)
                                                   ------------   ------------


Cash Flows From Financing Activities:
Proceeds from sale of common stock, net                 1,415         73,247
Proceeds from long-term debt                           22,000         47,400
Repayment of long-term debt                           (19,814)       (98,201)
                                                   ------------   ------------
  Net cash provided by financing activities             3,601         22,446
                                                   ------------   ------------

Cash:
Increase (Decrease)                                   (16,042)        20,062
Beginning of period	                               28,204         11,540
                                                   ------------   ------------
End of period                                       $  12,162      $  31,602
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

In the opinion of management of the Company, all adjustments (such adjustments consisting only of a normal recurring nature) necessary for a fair presentation of the operating results for the interim periods presented have been included in the unaudited condensed consolidated financial statements. Operating results for the period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Independent public accountants as stated in their report included herein, have reviewed the financial statements required by Rule 10-01 of Regulation S-X.

Certain reclassifications have been made to the prior period financial statements in order to conform to the classifications adopted for reporting in 2003.

2. New Accounting Pronouncement - SFAS No. 143, "Accounting for Asset Retirement Obligations," requires the recording of liabilities for all legal obligations associated with the retirement of long-lived assets that result from the normal operation of those assets. These liabilities are required to be recorded at their fair values (which are likely to be the present values of the estimated future cash flows) in the period in which they are incurred. SFAS No. 143 requires the associated asset retirement costs to be capitalized as part of the carrying amount of the long-lived asset. The asset retirement obligation will be accreted each year through a charge to expense. The amounts added to the carrying amounts of the assets will be depreciated over the useful lives of the assets. The Company implemented SFAS No. 143 on January
1, 2003. This implementation did not have a material impact on the Company's consolidated financial position or results of operations.

FIN 46, Consolidation of Variable Interest Entities, which applies immediately to variable interest entities created after January 31, 2003, addresses consolidation by business enterprises of variable interest entities. We do not expect the implementation of this standard to have a significant effect in our financial position or results of operation.

3. Accounts Receivable - Trade and other receivables are stated at net realizable value and the allowance for uncollectible accounts was $7.8 million and $7.2 million at March 31, 2003 and December 31, 2002, respectively. Certain receivables represent amounts that have not yet been billed to the customer pursuant to contractually specified milestone billing requirements. At March 31, 2003 and December 31, 2002, the Company's accounts receivable included unbilled receivables of $26.8 million and $20.3 million, respectively. The Company includes claims and unapproved change orders to the extent of costs incurred in contract revenues when (1) the contract or other evidence provides a legal basis for the claim, (2) additional costs are not the result of deficiencies in the Company's performance, (3) costs are identifiable and, (4) evidence supporting the claim is objective and verifiable.
The claims and unapproved change orders, included in accounts receivable and unbilled receivables, amounted to $10.0 million at March 31, 2003 and $17.7 million at December 31, 2002. Unbilled retainage at March 31, 2003 was $6.5 million and is expected to be billed in 2003. Unbilled retainage at December 31, 2002 was $4.9 million.



Contracts in progress are as follows:


                                                     March 31,    December 31,
                                                       2003           2002
                                                   ------------   ------------
                                                           (In thousands)

Costs incurred on uncompleted contracts             $   99,870     $  168,312
Estimated earnings                                      31,159         27,766
                                                   ------------   ------------
      Total revenues to date                           131,029        196,078

Less: Billings to date	                                94,103        172,895
                                                   ------------   ------------
      Unbilled revenues                             $   36,926     $   23,183
                                                   ============   ============
Included in accompanying balance sheets
  under the following captions:
    Unbilled work on uncompleted contracts              38,044         31,415
    Advance billings on uncompleted contracts           (1,118)        (8,232)
                                                   ------------   ------------
      Unbilled revenues                             $   36,926     $   23,183
                                                   ============   ============


4. Goodwill - In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement. The Company completed the required annual impairment test at the beginning of 2003 and determined that its goodwill was not impaired.

5. Financing Arrangements - The Company maintains a $100.0 million revolving loan credit facility. This facility matures on December 30, 2004. The revolving loan facility permits both prime rate bank borrowings and London Interbank Offered Rate ("LIBOR") borrowings plus a floating spread. The spreads can range from 0.75% to 2.00% and 2.00% to 3.25% for prime rate and LIBOR based borrowings, respectively. In addition, the credit facility allows for certain fixed rate interest options on amounts outstanding. Stock of the Company's subsidiaries, certain real estate, and the majority of the Company's vessels collateralize the loans under the credit facility. The revolving loan facility is subject to certain financial covenants. At March 31, 2003, the Company was in compliance with its credit facility.

On April 30, 2002, the Company amended and restated its revolving loan facility to provide an additional $48.0 million 364-day revolving credit line. This credit line was entered into to provide additional working capital for the Company in anticipation of increases in activity. In February 2003, the Company cancelled the $48.0 million 364-day revolving credit line. The Company believes that there is sufficient capacity under its remaining $100.0 million revolving loan facility to fund its anticipated needs.

As of May 1, 2003, the Company had $56.5 million of credit capacity under its credit facility.

The Company also has a $7.5 million short-term credit facility at one of its foreign locations which is secured by a letter of credit.

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

In the normal course of its business activities, the Company provides letters of credit to secure the performance and/or payment of obligations, including the payment of worker's compensation obligations. At March 31, 2003, outstanding letters of credit approximated $14.5 million. Also in the normal course of its business activities, the Company provides guarantee and performance, bid, and payment bonds under the terms of agreements with customers, or in connection with bidding to obtain such agreements. All of these financial instruments are secured by parent company guarantees. The aggregate of these guarantees and bonds at March 31, 2003 was $78.1 million.

The Company estimates that the cost to complete capital expenditure projects in progress at March 31, 2003 approximates $2.4 million.


7. Industry Segment Information - The Company has conformed its segment reporting this quarter to changes in its operating management structure and existing business lines that were effective January 1, 2003. The Company's new reportable segments include two divisions, Offshore Construction
Division and Global Divers and Marine Contractors, each with five reportable segments. The Global Divers and Marine Contractors division includes all diving and marine support services worldwide, and Gulf of Mexico shallow water pipelay. The following tables present information about the profit or loss of each of the Company's reportable segments for the quarters ended March 31, 2003 and 2002. The information contains certain allocations of corporate expenses that the Company deems reasonable and appropriate for the evaluation of results of operations.



                                                     Quarter Ended March 31,
                                                   --------------------------
                                                       2003           2002
                                                   ------------  ------------
                                                            (In thousands)

Total segment revenues:
  Offshore Construction Division:
    Gulf of Mexico                                  $   37,544    $   11,723
    West Africa                                         38,877        23,725
    Latin America                                        3,916        38,915
    Asia Pacific                                        32,013        11,542
    Middle East                                          9,987            33
                                                   ------------  ------------
          Subtotal                                  $  122,337    $   85,938
                                                   ------------  ------------

Global  Divers and Marine Contractors:
    Gulf of Mexico                                  $   20,292    $   17,476
    West Africa                                          1,554         1,064
    Latin America                                          210         1,290
    Asia Pacific                                         6,144         4,586
    Middle East                                          4,692         2,721
                                                   ------------  ------------
          Subtotal                                  $   32,892    $   27,137
                                                   ------------  ------------
            Total                                   $  155,229    $  113,075
                                                   ------------  ------------

Intersegment eliminations:
  Offshore Construction Division:
    Gulf of Mexico                                  $       --    $    1,230
                                                   ------------  ------------
          Subtotal                                  $       --         1,230
                                                   ------------  ------------

Global  Divers and Marine Contractors:
  Gulf of Mexico                                    $      708    $    3,195
  West Africa                                            1,554         1,064
  Latin America                                             --         1,290
  Asia Pacific                                           4,027         1,631
                                                   ------------  ------------
          Subtotal                                  $    6,289    $    7,180
                                                   ------------  ------------
            Total                                   $    6,289    $    8,410


Total segment revenues from external customers      $  148,940    $  104,665
                                                   ============  ============

Income (loss) before income taxes:
Offshore Construction Division:
  Gulf of Mexico                                    $     (197)   $   (6,711)
  West Africa                                              919         2,428
  Latin America                                         (6,811)        2,899
  Asia Pacific                                           2,380        (3,169)
  Middle East                                            1,263          (532)
                                                   ------------  ------------
          Subtotal                                  $   (2,446)   $   (5,085)
                                                   ------------  ------------

Global  Divers and Marine Contractors:
  Gulf of Mexico                                    $    1,649    $   (1,118)
  West Africa                                              309           433
  Latin America                                           (138)          553
  Asia Pacific                                          (1,470)       (1,666)
  Middle East                                              492           (52)
                                                   ------------  ------------
          Subtotal                                  $      842    $   (1,850)
                                                   ------------  ------------
            Total                                   $   (1,604)   $   (6,935)
                                                   ============  ============




The following table reconciles the revenues of the reportable segments and profit or loss presented above, to the Company's consolidated totals.


                                                     Quarter Ended March 31,
                                                   --------------------------
                                                       2003           2002
                                                   ------------  ------------
                                                            (In thousands)

Revenues:
  Total for reportable segments                     $  155,229    $  113,075
  Elimination of intersegment revenues                  (6,289)       (8,410)
                                                   ------------  ------------
    Total consolidated revenues                     $  148,940    $  104,665
                                                   ============  ============

Loss before income taxes:
  Total for reportable segments                     $   (1,604)   $   (6,935)
  Unallocated corporate expense                             (5)         (504)
                                                   ------------  ------------
    Total consolidated loss before tax              $   (1,609)   $   (7,439)
                                                   ============  ============



8. Comprehensive Income (Loss) - Following is a summary of the
Company's comprehensive income (loss) for the three months ended March 31, 2003 and 2002:


                                                     Quarter Ended March 31,
                                                   --------------------------
                                                       2003           2002
                                                   ------------  ------------
                                                            (In thousands)

Net loss                                            $     (998)   $   (4,836)
Other comprehensive income (loss):
  Reclassification of realized loss on hedging
    activities                                             222           227
  Unrealized gain on hedging activities                      3           200
                                                   ------------  ------------
Comprehensive loss                                  $     (773)   $   (4,409)
                                                   ============  ============




Item 2.	Management's Discussion and Analysis of Financial
Condition and Results of Operations.

General

The following discussion presents management's discussion and analysis of our financial condition and results of operations. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements for the periods ended March 31, 2003 and 2002, included elsewhere in this report and our audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report of Form 10-K for the year ended December 31, 2002.

Certain of the statements included below, including those regarding future financial performance or results or that are not historical facts, are or contain "forward-looking" information as that term is defined in the Securities Act of 1933, as amended. The words "expect," "believe," "anticipate," "project," "estimate," and similar expressions are intended to identify forward-looking statements. We caution readers that any such statements are not guarantees of future performance or events and such statements involve risks, uncertainties and assumptions. In addition to the factors discussed under the heading "Business-Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2002, the factors that could cause actual results to differ from those expected include, but are not limited to, dependence on the oil and gas industry and industry conditions, general economic conditions including interest rates and inflation, competition, ability to obtain funds to finance our business, operating risks, contract bidding risks, the use of estimates for revenue recognition, risks of international operations, risks of vessel construction such as cost overruns, changes in government regulations, and disputes with construction contractors, dependence on key personnel and the availability of skilled workers during periods of strong demand, the impact of regulatory and environmental laws, the ability to obtain insurance, and other factors discussed below. Operating risks include hazards such as vessel capsizing, sinking, grounding, colliding, and sustaining damage in severe weather conditions. These hazards can also cause personal injury, loss of life, and suspension of operations. The risks inherent with international operations include political, social, and economic instability, exchange rate fluctuations, currency restrictions, nullification, modification, or renegotiations of contracts, potential vessel seizure, nationalization of assets, import-export quotas, and other forms of public and governmental regulation. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual results and outcomes may differ materially from those indicated in the forward-looking statements.


Results of Operations

The following table sets forth, for the periods indicated, our statements of operations expressed as a percentage of revenues.



                                                     Quarter Ended March 31,
                                                   --------------------------
                                                       2003           2002
                                                   ------------  ------------
Revenues	                                      100.0%        100.0%
Cost of Revenues	                               92.8          93.4
                                                   ------------  ------------
Gross Profit	                                        7.2           6.6
Selling, General and Administrative Expenses	        6.4           8.8
                                                   ------------  ------------
Operating Income (Loss)                                 0.8          (2.2)
Interest Expense	                                1.8           4.2
Other Expense (Income), net	                        0.1           0.7
                                                   ------------  ------------
Loss Before Income Taxes                               (1.1)         (7.1)
Benefit for Income Taxes	                       (0.4)         (2.5)
                                                   ------------  ------------
Net Loss	                                       (0.7)%        (4.6)%
                                                   ============  ============




Quarter Ended March 31, 2003 Compared to Quarter Ended March 31, 2002

Revenues. Revenues for the quarter ended March 31, 2003 were $148.9 million compared to $104.7 million for the quarter ended March 31, 2002. This 42% increase in revenues was primarily attributable to increased activity in both our Offshore Construction Division and our Global Divers and Marine Contractors Division in our Gulf of Mexico, West Africa, Asia Pacific, and Middle East segments partially offset by a decrease in activity in our Latin America segments. Major construction barge utilization in our Offshore Construction Division was 28% compared with 21% utilization in the same quarter last year.

Gross Profit. For the quarter ended March 31, 2003, we had gross profit of $10.8 million compared with $6.9 million for the quarter ended March 31, 2002. The 57% increase was attributable to increased activity in our Offshore Construction Division in our Gulf of Mexico, West Africa, Asia Pacific, and Middle East segments partially offset by a decrease in activity in our Latin America segment. In our Global Divers and Marine Contractors Division, activity and pricing increased in our Gulf of Mexico segment and activity increased in all other segments with the exception of Latin America. Partially offsetting these increases, during the quarter we experienced approximately a $5.0 million deterioration on a pipeline contract in West Africa due to a welding problem. In addition, in April we discovered that $3.4 million which we paid to an indigenous import/export agent for the payment of duties and fees was never paid to the appropriate governmental authorities. As a result we have recorded a write-down on the project equal to the import duties and fees. This adversely effected our earnings after tax by $2.1 million in the first quarter of 2003. We have discontinued our association with this agent and are taking appropriate legal action to obtain recovery.

Selling, General and Administrative Expenses. For the quarter ended March 31, 2003, selling, general and administrative expenses were $9.5 million as compared to $9.2 million reported during the quarter ended March 31, 2002. This increase is due primarily to increased costs related to project management and marketing enhancements.

Depreciation and Amortization. Depreciation and amortization, including amortization of dry-docking costs, for the quarter ended March 31, 2003 was $12.1 million compared to the $13.4 million recorded in the quarter ended March 31, 2002. The decline was primarily due to a $0.9 million charge in 2002 relating to unamortized term loan origination fees recorded due to the early repayment of our term loan facility. This amount is included in the "Other Expense (Income)" line on our income statement.

Interest Expense. Interest expense decreased to $2.7 million for the quarter ended March 31, 2003, from $4.4 million for the quarter ended March 31, 2002 due to lower interest rates and lower average outstanding debt levels.

Other Expense. Other expense decreased $0.6 million to $0.2 million due primarily to a $0.9 million charge in 2002 relating to unamortized term loan origination fees.

Net Loss. For the quarter ended March 31, 2003, we recorded a net loss of $1.0 million compared to a net loss of $4.8 million recorded for the quarter ended March 31, 2002. Our effective tax rate for the quarter ended March 31, 2003 was 38% compared to 35% for the quarter ended March 31, 2002. The increase in the effective tax rate is due primarily to a reduction in earnings in certain foreign jurisdictions that are taxed on a deemed profits, percentage of revenue, basis.

Segment Information. The Company has conformed its segment reporting this quarter to changes in its operating management structure and existing business lines that were effective January 1, 2003. The Company's new reportable segments include two divisions, Offshore Construction Division and Global Divers and Marine Contractors, each with five reportable segments. The Global Divers and Marine Contractors division includes all diving, and marine support services worldwide, and Gulf of Mexico shallow water pipelay. We have identified ten reportable segments as required by SFAS 131. The following discusses the results of operations for each of those reportable segments.

Offshore Construction Division:

Gulf of Mexico - Revenues increased 220% to $37.5 million for the quarter ended March 31, 2003 from $11.7 million
(including $1.2 million of intersegment revenues) for the quarter ended March 31, 2002 due primarily to the commencement of one large contract with a large amount of procurement content during the current quarter. As a result, loss before taxes decreased to $0.2 million for the quarter ended March 31, 2003 from a loss before taxes of $6.7 million for the quarter ended March 31, 2002.

West Africa - Revenues increased 64% to $38.9 million for the quarter ended March 31, 2003 compared to $23.7 million for the quarter ended March 31, 2002. The increase in revenues was due to increased activity on several large projects during the current quarter. Income before taxes decreased 62% to $1.0 million for the quarter ended March 31, 2003 compared to $2.4 for the same period in 2002. As previously discussed, during the quarter we experienced approximately a $5.0 million deterioration on a pipeline contract in West Africa due to a welding problem.
In addition, in April we discovered that $3.4 million which we paid to our indigenous import/export agent for the payment of duties and fees that were due for materials related to a job in West Africa were never paid to the governmental authorities.

Latin America - Revenues decreased significantly to $3.9 million for the quarter ended March 31, 2003 from $38.9 million for the quarter ended March 31, 2002 due primarily to work performed on two large contracts in 2002 and decreased activity during the current quarter. As a result, income before taxes decreased $9.7 million to a loss before taxes of $6.8 million for the quarter ended March 31, 2003 compared to earnings before taxes of $2.9 for the quarter ended March 31, 2002.

Asia Pacific - Revenues increased $20.5 million to $32.0 million for the quarter ended March 31, 2003 compared to $11.5 million for the quarter ended March 31, 2002. Income before taxes increased $5.5 million to $2.4 million compared to loss before taxes of $3.2 million for the quarter ended March 31, 2002. The increase in revenues and earnings before taxes is due primarily to increased activity and improved margins.

Middle East - For the quarter ended March 31, 2003, revenues increased significantly to $10.0 million compared to nominal revenues for the quarter ended March 31, 2002 due primarily to the commencement of one large contract during the current quarter. As a result, income before taxes increased $1.8 million to $1.3 million for the quarter ended March 31, 2003 compared to a loss before taxes of $0.5 million for the quarter ended March 31, 2002.


Global Divers and Marine Contractors:

Gulf of Mexico - Revenues increased 16% to $20.3 million (including $0.7 million of intersegment revenues) for the quarter ended March 31, 2003 from $17.5 million (including $3.2 million of intersegment revenues) for the quarter ended March 31, 2002. Income before taxes increased by $2.8 million to $1.6 million for the quarter ended March 31, 2003 compared to a loss before taxes of $1.1 million for the quarter ended March 31, 2002. The increase in revenues and increase in income before taxes were due primarily to increased activity and improved pricing.

West Africa - Revenues increased 45% to $1.6 million (including $1.6 million of intersegment revenues) for the quarter ended March 31, 2003 from $1.1 million (including $1.1 million of intersegment revenues) for the quarter ended March 31, 2002. Income before taxes declined $0.1 million to $0.3 million for the quarter ended March 31, 2003 compared to income before taxes of $0.4 million for the quarter ended March 31, 2002.

Latin America - Revenues decreased to $0.2 million for the quarter ended March 31, 2003 from $1.3 million (including $1.3 million of intersegment revenues) for the quarter ended March 31, 2002 due primarily to work performed on two large contracts in 2002. Income before taxes also decreased for the quarter ended March 31, 2003 to a loss before taxes of $ 0.1 million compared to income before taxes of $0.6 million for the quarter ended March 31, 2002.

Asia Pacific - Revenues increased 33% to $6.1 million
(including $4.0 million of intersegment revenues) for the quarter ended March 31, 2003 from $4.6 million
(including $1.6 million of intersegment revenues) for the quarter ended March 31, 2002 due to increased activity. Loss before taxes was $1.5 million for the quarter ended March 31, 2003 compared to a loss of $1.7 million for the quarter ended March 31, 2002. Sales volume at current margin levels was insufficient to cover certain fixed costs resulting in a loss before taxes.

Middle East - For the quarter ended March 31, 2003, revenues increased 74% to $4.7 million compared to $2.7 million for the quarter ended March 31, 2002 due to increased activity. As a result, income before taxes increased to $0.5 million for the quarter ended March 31, 2003 compared to a loss before taxes of $0.1 million for the quarter ended March 31, 2002.


Liquidity and Capital Resources

Our cash balance decreased by $16.0 million to $12.2 million at March 31, 2003 from $28.2 million at December 31, 2002. During the quarter ended March 31, 2003, our operations used cash flow of $3.3 million compared to $5.3 million generated in the first quarter of 2002. Cash on hand and cash from financing activities funded investing activities of $16.3 million. Investing activities consisted principally of capital expenditures and dry-docking costs. Working capital decreased $6.6 million during the current quarter to $68.4 million at March 31, 2003 from $75.1 million at December 31, 2002. The decrease in working capital is due primarily to a decrease in cash and an increase in accounts payable partially offset by an increase in accounts receivable. Working capital is anticipated to increase as activity increases. At March 31, 2003, our backlog was $173.3 million, as compared to a backlog of $320.2 million at March 31, 2002. Approximately 98% of the backlog is expected to be performed during 2003.

Our capital expenditures during the quarter ended March 31, 2003 aggregated $8.9 million. We estimate that the cost to complete capital expenditure projects in progress at March 31, 2003 will be approximately $2.4 million, all of which is expected to be incurred during the next twelve months. The capital expenditures are primarily related to vessel upgrades.

Long-term debt outstanding at March 31, 2003 (including current maturities) includes $116.4 million of Title XI bonds and $12.0 million drawn against the credit facility discussed below.

We maintain a $100.0 million revolving loan credit facility. This facility matures on December 30, 2004. The revolving loan facility permits both prime rate bank borrowings and London Interbank Offered Rate ("LIBOR") borrowings plus a floating spread. The spreads can range from 0.75% to 2.00% and 2.00% to 3.25% for prime rate and LIBOR based borrowings, respectively. In addition, the credit facility allows for certain fixed rate interest options on amounts outstanding. Stock of our subsidiaries, certain real estate, and the majority of our vessels collateralize the loans under the credit facility. The revolving loan facility is subject to certain financial covenants. At March 31, 2003, we were in compliance with our credit facility.

On April 30, 2002, we amended and restated our revolving loan facility to provide an additional $48.0 million 364-day revolving credit line. This credit line was entered into to provide additional working capital in anticipation of increases in activity. In February 2003, we cancelled the $48.0 million 364-day revolving credit line. We believe that there is sufficient capacity under our remaining $100.0 million revolving loan facility to fund our anticipated needs.

As of May 1, 2003, we had $56.5 million of credit capacity under our credit facility.

Our Title XI bonds mature in 2020, 2022, and 2025. The bonds carry interest rates of 8.30%, 7.25%, and 7.71% per annum, respectively, and require aggregate semi-annual payments of $2.8 million, plus interest. The agreements pursuant to which the Title XI bonds were issued contain certain covenants, including the maintenance of minimum working capital and net worth requirements. If not met, additional covenants result that restrict our operations and our ability to pay cash dividends. At March 31, 2003, we were in compliance with these covenants.

We also have a $7.5 million short-term credit facility at one of our foreign locations which is secured by a letter of credit. Additionally, in the normal course of business, we provide guarantees and performance, bid, and payment bonds pursuant to agreements, or in connection with bidding to obtain such agreements to perform construction services. All of these guarantees are secured by parent company guarantees. The aggregate of these guarantees and bonds at March 31, 2003 was $
78.1 million in surety bonds and $ 14.5 million in bank guarantees and letters of credit.

We expect funds available under the existing credit facility, available cash, and cash generated from operations to be sufficient to fund our operations (including the anticipated increase in working capital required to fund increasing activity), scheduled debt retirement, and planned capital expenditures for the next twelve months. In addition, as we have historically done, we will continue to evaluate the merits of any opportunities that may arise for acquisitions of equipment or businesses, which may require additional liquidity. For flexibility, we maintain a shelf registration statement that as of May 1, 2003 permits the issuance of up to $423.5 million of debt and equity securities.


Industry Outlook

Domestic and international economic changes and oil and gas prices impact the way we operate our business. We adapt our business to better capitalize on market place trends. We have recently made changes to reorganize and strengthen our management structure and existing business lines, Offshore Construction and Installation and Diving, to focus on core operations and specialized markets and we are eliminating certain non-core and under performing assets.

Activity in all of our segments, with the exception of Latin America, increased in the current quarter as compared to the same period last year. Our bidding activity was up slightly, however, the dollar volume of bidding activity was down.
Bidding activity in the Gulf of Mexico is very active primarily on salvage projects and derrick work. Rig counts continue to improve and the decommissioning area (dismantling and removing obsolete offshore structures) is becoming more active.
We are actively pursuing opportunities in decommissioning, which will advance our strategy of servicing the entire life cycle of an oil and gas development. In our Asia Pacific and the Middle East segments, bidding activity was generally down both in volume and value as compared to the same period last year. In West Africa, the value of bids rose over the same period last year. In Mexico, project bidding and award activity is expected to increase in the latter part of 2003 and in 2004. Based on our bid activity and other factors we are expecting activity to remain constant or increase in all of our geographic areas in 2004.

Although there are many uncertainties facing our industry and oil and gas prices continue to be volatile, we are optimistic about our future prospects and the future prospects of our industry.


Significant Accounting Policies and Estimates

For a discussion of significant accounting policies and estimates, see Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations - Significant Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2002 which discussion is incorporated herein by reference.


New Accounting Pronouncement

SFAS No. 143, "Accounting for Asset Retirement Obligations," requires the recording of liabilities for all legal obligations associated with the retirement of long-lived assets that result from the normal operation of those assets. These liabilities are required to be recorded at their fair values (which are likely to be the present values of the estimated future cash flows) in the period in which they are incurred. SFAS No. 143 requires the associated asset retirement costs to be capitalized as part of the carrying amount of the long-lived asset. The asset retirement obligation will be accreted each year through a charge to expense. The amounts added to the carrying amounts of the assets will be depreciated over the useful lives of the assets. We implemented SFAS No. 143 on January 1, 2003. This implementation did not have a material impact on our consolidated financial position or results of operations.

FIN 46, Consolidation of Variable Interest Entities, which applies immediately to variable interest entities created after January 31, 2003, addresses consolidation by business enterprises of variable interest entities. We do not expect the implementation of this standard to have a significant effect in our financial position or results of operation.


Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In 2000, we entered into interest rate swap arrangements, which effectively modified the interest characteristics of $15.0 million of our outstanding long-term debt. The agreement involves the exchange of a variable interest rate of LIBOR plus 2.00% for amounts based on fixed interest rates of 7.38% plus 2.00%. The swap will mature in two months. The transaction was entered into in the normal course of business primarily to hedge rising interest rates. The estimated fair market value of the interest rate swap based on quoted market prices was ($0.2) million as of March 31, 2003. A hypothetical 100 basis point decrease in the average interest rates applicable to such debt would result in no change in the fair value of this instrument. Quantitative and qualitative disclosures about market risk are in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our annual report on Form 10-K for the year ended December 31, 2002.


Item 4.	Control and Procedures.

Within the 90-day period immediately preceding the filing of this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures ensures that material information relating to us and our consolidated subsidiaries is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period in which this quarterly report was being prepared in a timely manner to allow appropriate decisions regarding required disclosure. As a result of uncovering a recent fabrication of documents presented to the Company for payment in connection with the failure of an agent to properly pay import duties and fees, the Company has recently added steps to the approval and review process for certain payments above specified amounts made for customs duties and fees. In addition, the Company will make payments only directly to a local governmental authority for customs duties and fees if amounts owed exceed a certain predetermined dollar limit. Other than the aforementioned, no significant changes were made to our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.




                          PART II - OTHER INFORMATION


Item 1.	Legal Proceedings.

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


Item 6.	Exhibits and Reports of Form 8-K.

        (a) Exhibits:
            15.1 - Letter regarding unaudited interim financial information.
            99.1 - Section 906 Certificates.

        (b) Reports on Form 8-K:
            None.



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



May 9, 2003





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


May 9, 2003

                                           /S/ WILLIAM J. DORE'
                                       --------------------------
                                             William J. Dore'
                                        Chief Executive Officer



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



May 9, 2003


                                         /S/ TIMOTHY W. MICIOTTO
                                       --------------------------
                                           Timothy W. Miciotto
                                         Senior Vice President,
                                        Chief Financial Officer
                              (Principal Financial and Accounting Officer)