Form 10-Q
period 2003-06-30
GLOBAL INDUSTRIES LTD
filed 2003-08-14
CIK 895663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

Commission File Number: 2-56600

Global Industries, Ltd.

(Exact name of registrant as specified in its charter)

Louisiana	72-1212563
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8000 Global Drive
Carlyss, Louisiana	70665
(Address of principal executive offices)	(Zip Code)

(337) 583-5000

(Registrant's telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ YES ☐ NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☑ YES ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the Registrant's Common Stock outstanding, as of August 6, 2003 was 100,822,025.

Global Industries, Ltd.

Index - Form 10-Q

Part I - Financial Information

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of

Global Industries, Ltd.

We have reviewed the condensed consolidated financial statements of Global Industries, Ltd. and subsidiaries, as listed in the accompanying index, as of June 30, 2003 and for the six-month periods ended June 30, 2003 and 2002. These interim financial statements are the responsibility of the Company's management.

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

DELOITTE & TOUCHE LLP

August 7, 2003

New Orleans, Louisiana

Global Industries, Ltd.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Revenues	$154,153	$157,443	$303,093	$262,108

Cost of Revenues	140,533	129,641	278,685	227,434

Gross Profit	13,620	27,802	24,408	34,674

Selling, General and Administrative Expenses	10,525	9,189	20,004	18,385

Operating Income	3,095	18,613	4,404	16,289

Other Expense:
Interest expense	2,850	3,576	5,595	7,934
Other	(873)	(99)	(700)	658
	1,977	3,477	4,895	8,592

Income (Loss) Before Income Taxes	1,118	15,136	(491)	7,697
Provision (Benefit) for Income Tax	429	5,302	(182)	2,699
Net Income (Loss)	$689	$9,834	$(309)	$4,998

Weighted Average Common Shares Outstanding:
Basic	100,719,000	102,413,000	100,645,000	98,226,000
Diluted	101,026,000	103,433,000	100,645,000	98,736,000
Net Income (Loss) Per Share:
Basic	$0.01	$0.10	$(0.00)	$0.05
Diluted	$0.01	$0.10	$(0.00)	$0.05

See Notes to Consolidated Financial Statements.

Global Industries, Ltd.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)
	June 30,	December 31,
	2003	2002
ASSETS
Current Assets:
Cash	$14,513	$28,204
Receivables - net of allowance of $6,025 for 2003 and
$7,200 for 2002, respectively	126,780	112,822
Unbilled work on uncompleted contracts	39,932	31,415
Prepaid expenses and other	20,425	25,036
Assets held for sale	698	838
Total current assets	202,348	198,315
Property and Equipment, net	431,113	439,898
Other Assets:
Deferred charges, net	26,375	20,993
Goodwill, net	37,655	37,655
Other	4,656	4,783
Total other assets	68,686	63,431
Total	$702,147	$701,644
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$87,250	$85,272
Current maturities of long-term debt	5,836	5,927
Employee-related liabilities	10,488	8,851
Income taxes payable	10,213	4,588
Accrued interest	3,523	3,796
Advance billings on uncompleted contracts	949	8,232
Other accrued liabilities	9,383	6,589
Total current liabilities	127,642	123,255

Long-Term Debt	121,907	120,730
Deferred Income Taxes	9,241	16,471

Shareholders' Equity:
Common stock issued (100,807,503 and 104,139,863
shares, respectively)	1,008	1,041
Additional paid-in capital	286,398	308,460
Treasury stock at cost (0 and 3,654,500 shares, respectively)	--	(24,130)
Accumulated other comprehensive loss	(8,968)	(9,411)
Retained earnings	164,919	165,228
Total shareholders' equity	443,357	441,188
Total	$702,147	$701,644

See Notes to Consolidated Financial Statements.

Global Industries, Ltd.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)
	Six Months Ended June 30,
	2003	2002
Cash Flows From Operating Activities:
Net (loss) income	$(309)	$4,998
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation and amortization	27,764	29,839
Gain on sale, disposal of property and equipment	(1,399)	(805)
Provision for (recovery of) doubtful accounts	(664)	316
Deferred income taxes	(7,230)	(3,885)
Other	(7)	(260)
Changes in operating assets and liabilities
Receivables	(21,676)	(43,334)
Prepaid expenses and other	4,772	(2,257)
Accounts payable and accrued liabilities	4,921	19,016
Net cash provided by operating activities	6,172	3,628

Cash Flows From Investing Activities:
Proceeds from sale of assets	2,639	3,324
Decrease in escrowed funds, net	--	93
Additions to property and equipment	(12,244)	(10,302)
Additions to deferred charges	(12,882)	(6,590)
Net cash used in investing activities	(22,487)	(13,475)

Cash Flows From Financing Activities:
Proceeds from sale of common stock, net	1,539	80,674
Proceeds from long-term debt	55,000	79,400
Repayment of long-term debt	(53,915)	(141,006)
Net cash provided by financing activities	2,624	19,068

Cash:
(Decrease) Increase	(13,691)	9,221
Beginning of period	28,204	11,540
End of period	$14,513	$20,761

See Notes to Consolidated Financial Statements.

Global Industries, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

  Basis of Presentation - The accompanying unaudited condensed consolidated financial statements include the accounts of Global Industries, Ltd. and its subsidiaries (the "Company").

  In the opinion of management of the Company, all adjustments (such adjustments consisting only of a normal recurring nature) necessary for a fair presentation of the operating results for the interim periods presented have been included in the unaudited condensed consolidated financial statements. Operating results for the period ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

  Independent public accountants as stated in their report included herein, have reviewed the financial statements required by Rule 10-01 of Regulation S-X.

  Certain reclassifications have been made to the prior period financial statements in order to conform to the classifications adopted for reporting in 2003.

  New Accounting Pronouncement - Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," requires the recording of liabilities for all legal obligations associated with the retirement of long-lived assets that result from the normal operation of those assets. These liabilities are required to be recorded at their fair values (which are likely to be the present values of the estimated future cash flows) in the period in which they are incurred. SFAS No. 143 requires the associated asset retirement costs to be capitalized as part of the carrying amount of the long-lived asset. The asset retirement obligation will be accreted each year through a charge to expense. The amounts added to the carrying amounts of the assets will be depreciated over the useful lives of the assets. The Company implemented SFAS No. 143 on January 1, 2003. This implementation did not have a material impact on the Company's consolidated financial position or results of operations.

  FIN 46, Consolidation of Variable Interest Entities, which applies immediately to variable interest entities created after January 31, 2003, addresses consolidation by business enterprises of variable interest entities. The Company does not expect the implementation of this standard to have a material impact on its financial position or results of operation.

  From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the "FASB") which are adopted by the Company as of the specified effective date. Unless otherwise discussed, management believes the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company's consolidated financial statements upon adoption.

  Accounts Receivable - Trade and other receivables are stated at net realizable value and the allowance for uncollectible accounts was $6.0 million and $7.2 million at June 30, 2003 and December 31, 2002, respectively. Certain receivables represent amounts that have not yet been billed to the customer pursuant to contractually specified milestone billing requirements. At June 30, 2003 and December 31, 2002, the Company's accounts receivable included unbilled receivables of $25.1 million and $20.3 million, respectively. The Company includes claims and unapproved change orders to the extent of costs incurred in contract revenues when (1) the contract or other evidence provides a legal basis for the claim, (2) additional costs are not the result of deficiencies in the Company's performance, (3) costs are identifiable and, (4) evidence supporting the claim is objective and verifiable. The claims and unapproved change orders, included in accounts receivable and unbilled receivables, amounted to $3.1 million at June 30, 2003 and $17.7 million at December 31, 2002. Unbilled retainage at June 30, 2003 was $11.4 million and is expected to be billed in 2003. Unbilled retainage at December 31, 2002 was $4.9 million.

  Contracts in progress are as follows:

	June 30,	December 31,
	2003	2002
	(In thousands)
Costs incurred on uncompleted contracts	$170,306	$168,312
Estimated earnings	25,851	27,766
Total revenues to date	196,157	196,078
Less: Billings to date	157,174	172,895
Unbilled revenues	$38,983	$23,183

Included in accompanying balance sheets under the
following captions:
Unbilled work on uncompleted contracts	39,932	31,415
Advance billings on uncompleted contracts	(949)	(8,232)
Unbilled revenues	$38,983	$23,183

  Goodwill - In June 2001, the Financial Accounting Standards Board ("FASB") issued ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement. The Company completed the required annual impairment test at the beginning of 2003 and determined that its goodwill was not impaired.

  Stock-Based Compensation - SFAS No. 123, "Accounting for Stock-Based Compensation"  encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations and has adopted the disclosure-only provisions of SFAS 123. Accordingly, compensation cost for restricted stock awards and stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

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

Proforma Disclosure - In accordance with APB 25, compensation cost has been recorded in the Company's financial statements based on the intrinsic value (i.e., the excess of the market price of stock to be issued over the exercise price) of restricted stock awards and shares subject to options. Additionally, under APB 25, the Company's employee stock purchase plan is considered noncompensatory and, accordingly, no compensation cost has been recognized in the financial statements. Had compensation cost for the Company's grants under stock-based compensation arrangements for the quarter and six months ended 2003 and 2002 been determined consistent with SFAS 123, the Company's net income (loss) and net income (loss) per share amounts for the respective periods would approximate the following proforma amounts (in thousands, except per share data):

	Quarter Ended June 30, 2003
	Reported	Recognized Stock Compensation Expense	FAS 123 Proforma Stock Compensation Expense	Proforma

Net income (loss)	$689	$5	$(1,123)	$(429)
Net income (loss) per share
Basic	$0.01	$0.00	$(0.01)	$(0.00)
Diluted	$0.01	$0.00	$(0.01)	$(0.00)

	Six Months Ended June 30, 2003
	Reported	Recognized Stock Compensation Expense	FAS 123 Proforma Stock Compensation Expense	Proforma

Net income (loss)	$(309)	$10	$(2,233)	$(2,532)
Net income (loss) per share
Basic	$(0.00)	$0.00	$(0.02)	$(0.03)
Diluted	$(0.00)	$0.00	$(0.02)	$(0.03)

	Quarter Ended June 30, 2002
	Reported	Recognized Stock Compensation Expense	FAS 123 Proforma Stock Compensation Expense	Proforma

Net income (loss)	$9,834	$8	$(1,322)	$8,520
Net income (loss) per share
Basic	$0.10	$0.00	$(0.01)	$0.08
Diluted	$0.10	$0.00	$(0.01)	$0.08

	Six Months Ended June 30, 2002
	Reported	Recognized Stock Compensation Expense	FAS 123 Proforma Stock Compensation Expense	Proforma

Net income (loss)	$4,998	$16	$(2,749)	$2,265
Net income (loss) per share
Basic	$0.05	$0.00	$(0.03)	$0.02
Diluted	$0.05	$0.00	$(0.03)	$0.02

6. Financing Arrangements - The Company maintains a $100.0 million revolving loan credit facility. This facility matures on December 30, 2004. The revolving loan facility permits both prime rate bank borrowings and London Interbank Offered Rate ("LIBOR") borrowings plus a floating spread. The spreads can range from 0.75% to 2.00% and 2.00% to 3.25% for prime rate and LIBOR based borrowings, respectively. In addition, the credit facility allows for certain fixed rate interest options on amounts outstanding. Stock of the Company's subsidiaries, certain real estate, and the majority of the Company's vessels collateralize the loans under the credit facility. The revolving loan facility is subject to certain financial covenants.

Effective June 30, 2003, the Company amended its credit facility due to anticipated non-compliance with the leverage ratio covenant for the quarter ending June 30, 2003 and the next three quarters. The amendment reduced the requirements of the leverage ratio covenant for June 30, 2003 to December 31, 2004. In consideration for this amendment, the Company paid a fee of $0.2 million. At June 30, 2003, the Company was in compliance with the terms of its credit facility as amended.  As of August 1, 2003, the Company had $60.9 million of credit capacity under its credit facility.

The Company's Title XI bonds mature in 2020, 2022, and 2025. The bonds carry interest rates of 8.30%, 7.25%, and 7.71% per annum, respectively, and require aggregate semi-annual payments of $2.8 million, plus interest. The agreements pursuant to which the Title XI bonds were issued contain certain covenants, including the maintenance of minimum working capital and net worth requirements. If not met, additional covenants result that restrict the Company's operations and its ability to pay cash dividends. At June 30, 2003, the Company was in compliance with these covenants.

The Company also has a $7.5 million short-term credit facility at one of its foreign locations which is secured by a letter of credit.

7. Commitments and Contingencies - The Company is a party to legal proceedings and potential claims arising in the ordinary course of business. Management does not believe these matters will materially effect the Company's consolidated financial statements.

In November of 1999, the Company notified Groupe GTM (now Vinci) that as a result of material adverse changes and other breaches by Groupe GTM, the Company was no longer bound by and was terminating the Share Purchase Agreement to purchase the shares of ETPM S.A., a French marine construction subsidiary of Groupe GTM. Groupe GTM responded stating that they believed the Company was in breach. The Share Purchase Agreement provided for liquidated damages of $25.0 million to be paid by a party that failed to consummate the transaction under certain circumstances. The Company notified Groupe GTM that it did not believe that the liquidated damages provision was applicable to the Company's termination of the Share Purchase Agreement. On December 23, 1999, the Company filed suit against Groupe GTM in Tribunal de Commerce de Paris to recover damages. On June 21, 2000, Groupe GTM filed an answer and counterclaim against the Company seeking the liquidated damages of $25.0 million and other damages, costs and expenses of approximately $3.2 million.

An oral hearing was held in the matter on May 28, 2003 before a three judge panel. No witness testimony was allowed under the French procedure but briefs and volumes of documents were provided to the panel. Upon the conclusion of arguments, Vinci filed pleadings requesting an increase in the liquidated damages of $25.0 million based upon changes in the exchange rate from 1999 until payment. The court accepted the pleadings and requested responsive pleadings from the Company by September 2003. The Company expects that a new oral hearing will be scheduled after the filing of our pleadings. While the outcome of this matter cannot be predicted and the lower court could rule against the Company, any unfavorable outcome in the Tribunal de Commerce de Paris is appeallable to the Cour d'appel de Paris (Paris Court of Appeals). The Company does not believe that the ultimate outcome of these matters will have a material adverse effect on its business or financial statements.

In the normal course of its business activities, the Company provides letters of credit to secure the performance and/or payment of obligations, including the payment of worker's compensation obligations. At June 30, 2003, outstanding letters of credit approximated $14.5 million. Also in the normal course of its business activities, the Company provides guarantee and performance, bid, and payment bonds under the terms of agreements with customers, or in connection with bidding to obtain such agreements. All of these financial instruments are secured by parent company guarantees. The aggregate of these guarantees and bonds at June 30, 2003 was $78.1 million.

The Company estimates that the cost to complete capital expenditure projects in progress at June 30, 2003 approximates $2.0 million.

8. Treasury Shares - In June 2003, the Company retired 3.7 million shares of treasury stock. These shares have been cancelled.

9. Industry Segment Information - The Company has conformed its segment reporting this quarter to changes in its operating management structure and existing business lines that were effective January 1, 2003. The Company's new reportable segments include two divisions, Offshore Construction Division and Global Divers and Marine Contractors, each with five reportable segments. The Global Divers and Marine Contractors Division includes all diving and marine support services worldwide, and Gulf of Mexico shallow water pipelay. The following tables present information about the profit or loss of each of the Company's reportable segments for the quarters ended June 30, 2003 and 2002. The information contains certain allocations of corporate expenses that the Company deems reasonable and appropriate for the evaluation of results of operations.
	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
	(In thousands)
Total segment revenues:
Offshore Construction Division:
Gulf of Mexico	$26,969	$18,549	$64,513	$30,272
West Africa	33,933	14,471	72,810	38,196
Latin America	3,352	69,212	7,268	108,127
Asia Pacific	22,573	29,692	54,586	39,604
Middle East	41,298	144	51,285	177
Subtotal	$128,125	$132,068	$250,462	$216,376

Global Divers and Marine Contractors:
Gulf of Mexico	$18,860	$21,396	$39,152	$38,872
West Africa	3,920	345	5,474	1,409
Latin America	--	5,102	210	6,392
Asia Pacific	7,698	14,632	13,842	20,638
Middle East	3,582	1,510	8,274	4,231
Subtotal	$34,060	$42,985	$66,952	$71,542
Total	$162,185	$175,053	$317,414	$287,918

Intersegment eliminations:
Offshore Construction Division:
Gulf of Mexico	$--	$4	$--	$1,234
Subtotal	$--	$4	$--	$1,234

Global Divers and Marine Contractors:
Gulf of Mexico	$595	$1,699	$1,303	$4,894
West Africa	3,920	345	5,474	1,409
Latin America	--	5,102	--	6,392
Asia Pacific	3,517	10,460	7,544	11,881
Subtotal	$8,032	$17,606	$14,321	$24,576
Total	$8,032	$17,610	$14,321	$25,810

Total segment revenues from external customers	$154,153	$157,443	$303,093	$262,108

Income (loss) before income taxes:
Offshore Construction Division:
Gulf of Mexico	$26	$280	$(171)	$(6,431)
West Africa	(7,707)	(3,870)	(6,788)	(1,442)
Latin America	(6,826)	9,856	(13,637)	12,755
Asia Pacific	3,108	3,740	5,488	571
Middle East	8,843	(518)	10,106	(1,050)
Subtotal	$(2,556)	$9,488	$(5,002)	$4,403

Global Divers and Marine Contractors:
Gulf of Mexico	$612	$1,285	$2,261	$167
West Africa	1,206	149	1,515	582
Latin America	(185)	2,638	(323)	3,191
Asia Pacific	1,035	1,491	(435)	(175)
Middle East	939	(621)	1,431	(673)
Subtotal	$3,607	$4,942	$4,449	$3,092
Total	$1,051	$14,430	$(553)	$7,495

The following table reconciles the revenues of the reportable segments and profit or loss presented above, to the Company's consolidated totals.

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
	(In thousands)
Revenues:
Total for reportable segments	$162,185	$170,926	$317,414	$284,001
Elimination of intersegment revenues	(8,032)	(13,483)	(14,321)	(21,893)
Total consolidated revenues	$154,153	$157,443	$303,093	$262,108

Income (loss) before income taxes:
Total for reportable segments	$1,051	$14,430	$(553)	$7,495
Unallocated corporate expense	67	706	62	202
Total consolidated income (loss) before tax	$1,118	$15,136	$(491)	$7,697

10. Comprehensive Income - Following is a summary of the Company's comprehensive income for the three months ended June 30, 2003 and 2002:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
	(In thousands)
Net income (loss)	$689	$9,834	$(309)	$4,998
Other comprehensive income (loss):
Reclassification of realized loss on
hedging activities	93	188	315	415
Unrealized gain on hedging activities	125	37	128	237
Comprehensive income	$907	$10,059	$134	$5,650

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion presents management's discussion and analysis of our financial condition and results of operations. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements for the periods ended June 30, 2003 and 2002, included elsewhere in this report and our audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report of Form 10-K for the year ended December 31, 2002.

Certain of the statements included below, including those regarding future financial performance or results or that are not historical facts, are or contain "forward-looking" information as that term is defined in the Securities Exchange Act of 1934, as amended. The words "expect," "believe," "anticipate," "project," "estimate," and similar expressions are intended to identify forward-looking statements. We caution readers that any such statements are not guarantees of future performance or events and such statements involve risks, uncertainties and assumptions. In addition to the factors discussed under the heading "Business-Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2002, the factors that could cause actual results to differ from those expected include, but are not limited to, dependence on the oil and gas industry and industry conditions, general economic conditions including interest rates and inflation, competition, ability to obtain funds to finance our business, operating risks, contract bidding risks, the use of estimates for revenue recognition, risks of international operations, risks of vessel construction such as cost overruns, changes in government regulations, and disputes with construction contractors, dependence on key personnel and the availability of skilled workers during periods of strong demand, the impact of regulatory and environmental laws, the ability to obtain insurance, and other factors discussed below. Operating risks include hazards such as vessel capsizing, sinking, grounding, colliding, and sustaining damage in severe weather conditions. These hazards can also cause personal injury, loss of life, and suspension of operations. The risks inherent with international operations include political, social, and economic instability, exchange rate fluctuations, currency restrictions, nullification, modification, or renegotiations of contracts, potential vessel seizure, nationalization of assets, import-export quotas, and other forms of public and governmental regulation. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual results and outcomes may differ materially from those indicated in the forward-looking statements.

Results of Operations

The following table sets forth, for the periods indicated, our statements of operations expressed as a percentage of revenues.

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of Revenues	91.2	82.3	91.9	86.8
Gross Profit	8.8	17.7	8.1	13.2
Selling, General and Administrative Expenses	6.8	5.8	6.6	7.0
Operating Income	2.0	11.9	1.5	6.2
Interest Expense	1.8	2.3	1.8	3.0
Other Expense (Income), net	(0.6)	(0.1)	(0.2)	0.3
Income (Loss) Before Income Taxes	0.8	9.7	(0.1)	2.9
Provision (Benefit) for Income Taxes	0.3	3.4	(0.1)	1.0
Net Income (Loss)	0.5%	6.3%	(0.0)%	1.9%

Quarter Ended June 30, 2003 Compared to Quarter Ended June 30, 2002

Revenues. Revenues for the quarter ended June 30, 2003 were $154.2 million compared to $157.4 million for the quarter ended June 30, 2002. This 2% decrease in revenues was primarily attributable to decreased activity in our Latin America and Asia Pacific segments. These decreases were partially offset by increases in activity in our Offshore Construction Division's Gulf of Mexico, West Africa, and Middle East segments and our Global Divers and Marine Contractors Division's West Africa, and Middle East segments. Major construction barge utilization in our Offshore Construction Division was 49% compared with 38% utilization in the same quarter last year.  In our Global Divers and Marine Contractors Division pricing remained constant.

Gross Profit. For the quarter ended June 30, 2003, we had gross profit of $13.6 million compared with $27.8 million for the quarter ended June 30, 2002. The 51% decrease was attributable to productivity problems and resulting scheduling conflicts on pipeline contracts in our Offshore Construction Division's West Africa segment. In addition, gross profit in our Offshore Construction Division's Gulf of Mexico segment was adversely affected on one large contract due to a work stoppage by some employees of our welding subcontractor.

Selling, General and Administrative Expenses. For the quarter ended June 30, 2003, selling, general and administrative expenses were $10.5 million compared to the $9.2 million reported during the quarter ended June 30, 2002. This increase is due primarily to a bad debt reserve increase of $0.6 million, increased legal and consulting fees, and increased costs related to project management and marketing.

Depreciation and Amortization. Depreciation and amortization, including amortization of dry-docking costs, for the quarter ended June 30, 2003 was $15.7 million compared to the $16.5 million recorded in the quarter ended June 30, 2002. This $0.8 million decrease is due primarily to a decrease in the utilization of certain of the Company's Offshore Construction Division's Gulf of Mexico segment pipelay/derrick barges which carry a high depreciable basis and are depreciated on a units of production basis.

Interest Expense. Interest expense decreased to $2.9 million for the quarter ended June 30, 2003, from $3.6 million for the quarter ended June 30, 2002 due to lower interest rates and lower average outstanding debt levels.

Other Income. Other income increased $0.8 million to $0.9 million due primarily to gains on asset disposals of $1.3 million and reduced exchange rate losses partially offset by gains associated with the completion of two joint ventures in 2002.

Net Income. For the quarter ended June 30, 2003, we recorded net income of $0.7 million compared to net income of $9.8 million for the quarter ended June 30, 2002. Our effective tax rate for the quarter ended June 30, 2003 was 38% compared to 35% for the quarter ended June 30, 2002. The increase in the effective tax rate is due primarily to a reduction in earnings in certain foreign jurisdictions that are taxed on a deemed profits, percentage of revenue, basis.

Segment Information. We have conformed our segment reporting this quarter to changes in our operating management structure and existing business lines that were effective January 1, 2003. Our new reportable segments include two divisions, Offshore Construction Division and Global Divers and Marine Contractors, each with five reportable segments. The Global Divers and Marine Contractors Division includes all diving, and marine support services worldwide, and Gulf of Mexico shallow water pipelay. We have identified ten reportable segments as required by Statement of Financial Accounting Standards 131. The following discusses the results of operations for each of those reportable segments.

Offshore Construction Division:

Gulf of Mexico - Revenues increased 46% to $27.0 million for the quarter ended June 30, 2003 from $18.5 million for the quarter ended June 30, 2002 due principally to the continuation of one large project.  Productivity on this project was adversely effected in the quarter due to a work stoppage by some employees of our welding subcontractor. These individuals were removed from the vessel and replaced with new employees from our welding subcontractor. As a result, income before taxes decreased $0.3 million for the quarter ended June 30, 2003 from $0.3 million for the quarter ended June 30, 2002.

West Africa - Revenues increased 134% to $33.9 million for the quarter ended June 30, 2003 compared to $14.5 million for the quarter ended June 30, 2002. The increase in revenues was due to increased activity principally as a result of three large pipeline projects performed during the most recently completed quarter. Each of these three projects had reduced margins in the quarter as compared to estimates, due to productivity and scheduling problems.  As a result, loss before taxes increased $3.8 million, or 97%, to $7.7 million for the quarter ended June 30, 2003 compared to a loss before tax of $3.9 for the same period in 2002.

Latin America - Revenues decreased by $65.8 million to $3.4 million for the quarter ended June 30, 2003 from $69.2 million for the quarter ended June 30, 2002 due primarily to work performed on one large project in 2002 and decreased activity during the most recently completed quarter. As a result, loss before taxes increased $16.7 million to a loss before taxes of $6.8 million for the quarter ended June 30, 2003 compared to income before taxes of $9.9 for the quarter ended June 30, 2002.

Asia Pacific - Revenues decreased $7.1 million, or 24%, to $22.6 million for the quarter ended June 30, 2003 compared to $29.7 million for the quarter ended June 30, 2002. Income before taxes decreased $0.6 million to $3.1 million compared to income before taxes of $3.7 million for the quarter ended June 30, 2002. The decrease in revenues and earnings before taxes is due primarily to decreased activity.

Middle East - For the quarter ended June 30, 2003, revenues increased significantly to $41.3 million compared to nominal revenues for the quarter ended June 30, 2002 due primarily to the continuation of one large project during the current quarter. As a result, income before taxes increased $9.3 million to $8.8 million for the quarter ended June 30, 2003 compared to a loss before taxes of $0.5 million for the quarter ended June 30, 2002.

Global Divers and Marine Contractors:

Gulf of Mexico - Revenues decreased 12% to $18.9 million (including $0.6 million of intersegment revenues) for the quarter ended June 30, 2003 from $21.4 million (including $1.7 million of intersegment revenues) for the quarter ended June 30, 2002. Income before taxes decreased by $0.7 million to $0.6 million for the quarter ended June 30, 2003 compared to income before taxes of $1.3 million for the quarter ended June 30, 2002. The decrease in revenues and income before taxes were due primarily to decreased activity.

West Africa - Revenues increased to $3.9 million (including $3.9 million of intersegment revenues) for the quarter ended June 30, 2003 from $0.3 million (including $0.3 million of intersegment revenues) for the quarter ended June 30, 2002. Income before taxes increased $1.1 million to $1.2 million for the quarter ended June 30, 2003 compared to income before taxes of $0.1 million for the quarter ended June 30, 2002. The increase in revenues and increase in income before taxes were due primarily to increased activity.

Latin America - Revenues decreased $5.1 million for the quarter ended June 30, 2003 from $5.1 million (including $5.1 million of intersegment revenues) for the quarter ended June 30, 2002 due primarily to work performed on one large project in 2002 and decreased activity in the quarter ended June 30, 2003.  Loss before taxes increased for the quarter ended June 30, 2003 to a loss before taxes of $0.2 million compared to income before taxes of $2.6 million for the quarter ended June 30, 2002.

Asia Pacific - Revenues decreased 47% to $7.7 million (including $3.5 million of intersegment revenues) for the quarter ended June 30, 2003 from $14.6 million (including $10.5 million of intersegment revenues) for the quarter ended June 30, 2002 due to decreased activity. Income before taxes was $1.0 million for the quarter ended June 30, 2003 compared to $1.5 million for the quarter ended June 30, 2002.  The reduction in revenues and income before taxes was due primarily to decreased activity.

Middle East - For the quarter ended June 30, 2003, revenues increased 140% to $3.6 million compared to $1.5 million for the quarter ended June 30, 2002 due to increased activity. As a result, income before taxes increased to $0.9 million for the quarter ended June 30, 2003 compared to a loss before taxes of $0.6 million for the quarter ended June 30, 2002.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Revenues. Revenues for the six months ended June 30, 2003 were $303.1 million compared to $262.1 million for the six months ended June 30, 2002. This 16% increase in revenues was primarily attributable to increased activity in our Offshore Construction Division's Gulf of Mexico, West Africa, Asia Pacific, and Middle East segments and our Global Divers and Marine Contractors Division's Gulf of Mexico, West Africa, and Middle East segments partially offset by a decrease in activity in our Latin America segments of both our Offshore Construction Division and Global Divers and Marine Contractors Division as well as decreases in our  Global Divers and Marine Contractors Division's Asia Pacific segment. Major construction barge utilization in our Offshore Construction Division was 38% compared with 31% utilization in the same six months last year.  In our Global Divers and Marine Contractors Division, pricing remained constant as compared to the same period last year.

Gross Profit. For the six months ended June 30, 2003, we had gross profit of $24.4 million compared with $34.7 million for the six months ended June 30, 2002. The 30% decrease was attributable to decreased activity in our Latin America segments, productivity problems on pipeline contracts in our Offshore Construction Division's Gulf of Mexico and West Africa segments (including a work stoppage by workers of a welding subcontractor), and fraud by an indigenous import/export agent in connection with the payment of duties and fees  never paid to the appropriate governmental authorities.  We have discontinued our association with this agent and are taking appropriate legal action to obtain recovery.

Selling, General and Administrative Expenses. For the six months ended June 30, 2003, selling, general and administrative expenses were $20.0 million as compared to $18.4 million reported during the six months ended June 30, 2002. This increase is due primarily to a bad debt reserve increase of $0.6 million, increased legal and consulting fees, and increased costs related to project management and marketing.

Depreciation and Amortization. Depreciation and amortization, including amortization of dry-docking costs, for the six months ended June 30, 2003 was $27.8 million compared to the $29.8 million recorded in the six months ended June 30, 2002. The decline was due primarily to a $0.9 million charge in 2002 relating to unamortized term loan origination fees recorded due to the early repayment of our term loan facility and a decrease in the utilization of certain of the Company's Offshore Construction Division's Gulf of Mexico segment pipelay/derrick barges. These vessels carry a high depreciable basis and are depreciated on a units of production basis.

Interest Expense. Interest expense decreased to $5.6 million for the six months ended June 30, 2003, from $7.9 million for the six months ended June 30, 2002 due to lower interest rates and lower average outstanding debt levels.

Other Income. Other income increased $1.4 million to $0.7 million due primarily to gains on asset disposals of $1.4 million, and reduced exchange rate losses partially offset by gains associated with the completion of two joint ventures in 2002..

Net (Loss) Income. For the six months ended June 30, 2003, we recorded a net loss of $0.3 million compared to net income of $5.0 million recorded for the six months ended June 30, 2002. Our effective tax rate for the six months ended June 30, 2003 was 38% compared to 35% for the six months ended June 30, 2002. The increase in the effective tax rate is due primarily to a reduction in earnings in certain foreign jurisdictions that are taxed on a deemed profits, percentage of revenue, basis.

Segment Information. We have conformed our segment reporting this six months to changes in our operating management structure and existing business lines that were effective January 1, 2003. Our new reportable segments include two divisions, Offshore Construction Division and Global Divers and Marine Contractors, each with five reportable segments. The Global Divers and Marine Contractors Division includes all diving, and marine support services worldwide, and Gulf of Mexico shallow water pipelay. We have identified ten reportable segments as required by SFAS 131. The following discusses the results of operations for each of those reportable segments.

Offshore Construction Division:

Gulf of Mexico - Revenues increased 113% to $64.5 million for the six months ended June 30, 2003 from $30.3 million (including $1.2 million of intersegment revenues) for the six months ended June 30, 2002 due primarily to two large projects, one of which had a large amount of procurement content. The productivity of one project was adversely effected by a work stoppage by some employees of our welding subcontractor.  As a result of the increased activity, loss before taxes decreased to $0.2 million for the six months ended June 30, 2003 from a loss before taxes of $6.4 million for the six months ended June 30, 2002.

West Africa - Revenues increased 91% to $72.8 million for the six months ended June 30, 2003 compared to $38.2 million for the six months ended June 30, 2002. The increase in revenues was due to three large pipeline projects during the current quarter. Each of these three projects had productivity problems in the second quarter of 2003. In addition, in April we discovered that $3.4 million that we paid to our indigenous import/export agent for the payment of duties and fees due for materials related to a job in West Africa was never paid to the governmental authorities. As a result of these problems, the loss before taxes increased to $6.8 million for the six months ended June 30, 2003 compared to $1.4 for the same period in 2002.

Latin America - Revenues decreased more than $100 million to $7.3 million for the six months ended June 30, 2003 from $108.1 million for the six months ended June 30, 2002 due primarily to work performed on two large projects in 2002 and decreased activity during the most recently completed quarter. As a result, income before taxes decreased $26.4 million to a loss before taxes of $13.6 million for the six months ended June 30, 2003 compared to income before taxes of $12.8 for the six months ended June 30, 2002.

Asia Pacific - Revenues increased $15.0 million to $54.6 million for the six months ended June 30, 2003 compared to $39.6 million for the six months ended June 30, 2002. Income before taxes increased $4.9 million to $5.5 million compared to income before taxes of $0.6 million for the six months ended June 30, 2002. The increase in revenues and earnings before taxes is due primarily to increased activity.

Middle East - For the six months ended June 30, 2003, revenues increased significantly to $51.3 million compared to nominal revenues for the six months ended June 30, 2002 due primarily to the commencement of one large project during the most recently completed quarter. As a result, income before taxes increased $11.2 million to $10.1 million for the six months ended June 30, 2003 compared to a loss before taxes of $1.1 million for the six months ended June 30, 2002.

Global Divers and Marine Contractors:

Gulf of Mexico - Revenues increased 1% to $39.2 million (including $1.3 million of intersegment revenues) for the six months ended June 30, 2003 from $38.9 million (including $4.9 million of intersegment revenues) for the six months ended June 30, 2002. Income before taxes increased by $2.1 million to $2.3 million for the six months ended June 30, 2003 compared to income before taxes of $0.2 million for the six months ended June 30, 2002. The increase in revenues and increase in income before taxes were due primarily to increased activity.

West Africa - Revenues increased 293% to $5.5 million (including $5.5 million of intersegment revenues) for the six months ended June 30, 2003 from $1.4 million (including $1.4 million of intersegment revenues) for the six months ended June 30, 2002. Income before taxes increased $0.9 million to $1.5 million for the six months ended June 30, 2003 compared to income before taxes of $0.6 million for the six months ended June 30, 2002. The increase in revenues and increase in income before taxes were due primarily to increased activity.

Latin America - Revenues decreased to $0.2 million for the six months ended June 30, 2003 from $6.4 million (including $6.4 million of intersegment revenues) for the six months ended June 30, 2002 due primarily to work performed on two large contracts in 2002. Income before taxes also decreased for the six months ended June 30, 2003 to a loss before taxes of $ 0.3 million compared to income before taxes of $3.2 million for the six months ended June 30, 2002.

Asia Pacific - Revenues decreased 33% to $13.8 million (including $7.5 million of intersegment revenues) for the six months ended June 30, 2003 from $20.6 million (including $11.9 million of intersegment revenues) for the six months ended June 30, 2002 due to decreased activity. Loss before taxes was $0.4 million for the six months ended June 30, 2003 compared to a loss of $0.2 million for the six months ended June 30, 2002. Sales volume at current margin levels was insufficient to cover certain fixed costs resulting in a loss before taxes.

Middle East - For the six months ended June 30, 2003, revenues increased 98% to $8.3 million compared to $4.2 million for the six months ended June 30, 2002 due to increased activity. As a result, income before taxes increased to $1.4 million for the six months ended June 30, 2003 compared to a loss before taxes of $0.7 million for the six months ended June 30, 2002.

Liquidity and Capital Resources

Our cash balance decreased by $13.7 million to $14.5 million at June 30, 2003 from $28.2 million at December 31, 2002. During the six months ended June 30, 2003, our operations generated cash flow of $6.2 million compared to $3.6 million generated in the comparable period of 2002. Cash on hand and cash from financing activities funded investing activities of $22.5 million. Investing activities consisted principally of capital expenditures and dry-docking costs. Working capital decreased $0.4 million during the current quarter to $74.7 million at June 30, 2003 from $75.1 million at December 31, 2002. The decrease in working capital is due primarily to a decrease in cash and an increase in accounts payable partially offset by an increase in accounts receivable. Working capital is anticipated to increase as activity increases. At June 30, 2003, our backlog was $70.5 million, as compared to a backlog of $295.2 million at June 30, 2002. Approximately 93% of the backlog is expected to be performed during 2003.

Our capital expenditures during the six months ended June 30, 2003 aggregated $12.2 million. We estimate that the cost to complete capital expenditure projects in progress at June 30, 2003 will be approximately $2.0 million, all of which is expected to be incurred during the next twelve months.

Long-term debt outstanding at June 30, 2003 (including current maturities) primarily includes $116.4 million of Title XI bonds and $11.0 million drawn against the credit facility discussed below.

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

 Effective June 30, 2003, we amended our credit facility due to anticipated non-compliance with the leverage ratio covenant for the quarter ending June 30, 2003 and the next three quarters. The amendment reduced the requirements of the leverage ratio covenant for June 30, 2003 to December 31, 2004. In consideration for this amendment, we paid a fee of $0.2 million. At June 30, 2003, we were in compliance with our credit facility as amended.  As of August 1, 2003, we had $60.9 million of credit capacity under our credit facility.

Our Title XI bonds mature in 2020, 2022, and 2025. The bonds carry interest rates of 8.30%, 7.25%, and 7.71% per annum, respectively, and require aggregate semi-annual payments of $2.8 million, plus interest. The agreements pursuant to which the Title XI bonds were issued contain certain covenants, including the maintenance of minimum working capital and net worth requirements. If not met, additional covenants result that restrict our operations and our ability to pay cash dividends. At June 30, 2003, we were in compliance with these covenants.

We also have a $7.5 million short-term credit facility at one of our foreign locations which is secured by a letter of credit. Additionally, in the normal course of business, we provide guarantees and performance, bid, and payment bonds pursuant to agreements, or in connection with bidding to obtain such agreements to perform construction services. All of these guarantees are secured by parent company guarantees. The aggregate of these guarantees and bonds at June 30, 2003 was $78.1 million in surety bonds and $15.1 million in bank guarantees and letters of credit.

We expect funds available under the existing credit facility, available cash, and cash generated from operations to be sufficient to fund our operations (including the anticipated increase in working capital required to fund increasing activity), scheduled debt retirement, and planned capital expenditures for the next twelve months. In addition, as we have historically done, we will continue to evaluate the merits of any opportunities that may arise for acquisitions of equipment or businesses, which may require additional liquidity. For flexibility, we maintain a shelf registration statement that as of August 1, 2003 permits the issuance of up to $423.5 million of debt and equity securities.

Industry Outlook

Activity increased in 60% of our segments in the quarter ended June 30, 2003 as compared to the same period last year.  However, our Latin America segment declined dramatically. Our bidding activity was up slightly; however, the dollar volume of bidding activity increased $1.0 billion to $1.4 billion. Bidding activity in the Gulf of Mexico is very active primarily on salvage projects and derrick work. Rig counts continue to improve and the decommissioning area is becoming more active. In our Asia Pacific and the Middle East segments, bidding activity was up both in volume and value as compared to the same period last year. In West Africa, the value of bids rose over the same period last year. In Mexico, bidding activity was up both in volume and value and project bidding and award activity is expected to increase substantially in 2004. Although the remainder of 2003 will be challenging, based on our bid activity and other factors, we are expecting 2004 activity and profitability to improve in 2004.

Although there are many uncertainties facing our industry and oil and gas prices continue to be volatile, we are optimistic about our future prospects and the future prospects of our industry.

Significant Accounting Policies and Estimates

For a discussion of significant accounting policies and estimates, see Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations - Significant Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2002, which discussion is incorporated herein by reference.

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

FIN 46, Consolidation of Variable Interest Entities, which applies immediately to variable interest entities created after January 31, 2003, addresses consolidation by business enterprises of variable interest entities. We do not expect the implementation of this standard to have a material impact in our financial position or results of operation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The interest rate swaps referred to in our Annual Report on Form 10-K for the year ended December 31, 2002 matured during the quarter ended June 30, 2003.  The Company is exposed to certain market risks arising from transactions that are entered into in the normal course of business which are primarily related to interest rate changes and fluctuations in foreign exchange rates.  Quantitative and qualitative disclosures about market risk are in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4. Control and Procedures.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures, including our internal controls over financial reporting, ensures that material information relating to us and our consolidated subsidiaries is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period in which this quarterly report was being prepared, in a timely manner to allow appropriate decisions regarding required disclosure. However, the Chief Executive Officer and Chief Financial Officer noted one significant deficiency or material weakness in the design or operation of our disclosure control and procedures, which includes our internal controls over financial reporting. As a result of uncovering a recent falsification of documents presented to the Company for payment in connection with the failure of an agent to properly pay import duties and fees, the Company has recently added steps for the approval and review process for certain payments above specified amounts made for customs duties and fees. In addition, the Company will make payments only directly to a local governmental authority for customs duties and fees if amounts owed exceed a certain predetermined dollar limit. Other than the aforementioned matter, no significant changes were made to our internal controls or in other factors that could significantly effect these controls subsequent to the date of the evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In November of 1999, we notified Groupe GTM (now Vinci) that as a result of material adverse changes and other breaches by Groupe GTM, we were no longer bound by and were terminating the Share Purchase Agreement to purchase the shares of ETPM S.A., a French marine construction subsidiary of Groupe GTM. Groupe GTM responded stating that they believed we were in breach. The Share Purchase Agreement provided for liquidated damages of $25.0 million to be paid by a party that failed to consummate the transaction under certain circumstances. We notified Groupe GTM that we did not believe that the liquidated damages provision was applicable to our termination of the Share Purchase Agreement. On December 23, 1999, we filed suit against Groupe GTM in Tribunal de Commerce de Paris to recover damages. On June 21, 2000, Groupe GTM filed an answer and counterclaim against us seeking the liquidated damages of $25.0 million and other damages, costs and expenses of approximately $3.2 million.

An oral hearing was held in the matter on May 28, 2003 before a three judge panel. No witness testimony was allowed under the French procedure but briefs and volumes of documents were provided to the panel. Upon the conclusion of arguments Vinci filed pleadings requesting an increase in the liquidated damages of $25.0 million based upon changes in the exchange rate from 1999 until payment. The court accepted the pleadings and requested responsive pleadings from us by September 2003. We expect that a new oral hearing will be scheduled after the filing of our pleadings. While the outcome of this matter cannot be predicted and the lower court could rule against us, any unfavorable outcome in the Tribunal de Commerce de Paris is appeallable to the Cour d'appel de Paris (Paris Court of Appeals). We do not believe that the ultimate outcome of these matters will have a material adverse effect on our business or financial statements.

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

Item 4. Submission of Matters to a Vote of Security Holders

Our 2003 Annual Meeting of Shareholders was held on May 15, 2003.  At the meeting, each of the persons listed below was elected to our Board of Directors for a term ending at the 2004 Annual Meeting of Shareholders. The number of votes cast with respect to the election of each person is set forth opposite such person's name. The persons listed below constitute the entire Board of Directors.

Name of Director	Number of Votes Cast
			Broker
	For	Withhold	Non-Vote
William J. Dore	81,018,485	2,005,473	0
James C. Day	81,262,521	1,761,437	0
Edward P. Djerejian	81,284,762	1,739,196	0
Edgar G. Hotard	81,323,859	1,700,099	0
Richard A. Pattarozzi	81,261,466	1,762,492	0
James L. Payne	81,262,659	1,761,299	0
Michael J. Pollock	75,997,847	7,026,111	0
Luis Tellez	81,322,762	1,701,196	0

Item 6. Exhibits and Reports of Form 8-K.

(a)	Exhibits

10.1 - Amendment No. 3 and Consent dated June 30, 2003 among Global Industries, Ltd., and Global Offshore Mexico, S. de. R. L. de C.V., the Lenders and Bank One, NA, as administrative agent for the Lenders.

15.1 - Letter regarding unaudited interim financial information.
31.1 - Section 302 Certificates.
32.1 - Section 906 Certificates.

(b)	Reports on Form 8-K:
The Company filed one Report on Form 8-K during the quarter ended June 30, 2003, which reported information under Item 9 and was dated May 7, 2003.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

GLOBAL INDUSTRIES, LTD.

By:	/s/ TIMOTHY W. MICIOTTO

Timothy W. Miciotto
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

August 8, 2003