Form 10-Q
period 2003-09-30
GLOBAL INDUSTRIES LTD
filed 2003-11-14
CIK 895663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the Registrant's Common Stock outstanding, as of November 6, 2003 was 100,963,586.

Global Industries, Ltd.

Index - Form 10-Q

Part I - Financial Information

Part II - Other Information

Item 1.	Legal Proceedings..........................................................................................	25

Item 2.	Changes in Securities and Use of Proceeds.....................................................	26

Item 6.	Exhibits and Reports on Form 8-K.................................................................	27

	Signature........................................................................................................	28

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of

Global Industries, Ltd.

We have reviewed the condensed consolidated financial statements of Global Industries, Ltd. and subsidiaries, as listed in the accompanying index, as of September 30, 2003 and for the nine-month periods ended September 30, 2003 and 2002. These interim financial statements are the responsibility of the Company's management.

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

DELOITTE & TOUCHE LLP

November 12, 2003

New Orleans, Louisiana

Global Industries, Ltd.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Revenues....................................................................	$122,159	$128,798	$425,252	$390,906

Cost of Revenues......................................................	122,732	106,363	401,417	333,797

Gross (Loss) Profit..................................................	(573)	22,435	23,835	57,109

Selling, General and Administrative Expenses..	9,540	10,055	29,544	28,440

Operating (Loss) Income ......................................	(10,113)	12,380	(5,709)	28,669

Other Expense:
Interest expense.............................................	2,645	3,470	8,240	11,404
Other................................................................	(6,068)	523	(6,768)	1,181
	(3,423)	3,993	1,472	12,585

(Loss) Income Before Income Taxes..................	(6,690)	8,387	(7,181)	16,084
Provision for Income Tax.....................................	5,959	2,935	5,777	5,634
Net (Loss) Income.................................................	$(12,649)	$5,452	$(12,958)	$10,450

Weighted Average Common Shares Outstanding:
Basic...............................................................	100,791,000	101,263,000	100,695,000	99,249,000
Diluted............................................................	100,791,000	101,795,000	100,695,000	99,767,000
Net (Loss) Income Per Share:
Basic................................................................	$(0.13)	$0.05	$(0.13)	$0.11
Diluted............................................................	$(0.13)	$0.05	$(0.13)	$0.10

See Notes to Consolidated Financial Statements.

Global Industries, Ltd.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	September 30,	December 31,
	2003	2002
ASSETS
Current Assets:
Cash............................................................................	$17,261	$28,204
Receivables - net of allowance of $5,533 for 2003 and
$7,200 for 2002, respectively.............................	130,060	112,822
Unbilled work on uncompleted contracts......................	17,496	31,415
Prepaid expenses and other..........................................	20,115	25,036
Assets held for sale......................................................	698	838
Total current assets.............................................	185,630	198,315
Property and Equipment, net.............................................	407,696	439,898
Other Assets:
Deferred charges, net....................................................	24,834	20,993
Goodwill, net................................................................	37,655	37,655
Other...........................................................................	4,642	4,783
Total other assets...............................................	67,131	63,431
Total.............................................................	$660,457	$701,644
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable.........................................................	$66,298	$85,272
Current maturities of long-term debt..............................	5,836	5,927
Employee-related liabilities............................................	7,423	8,851
Income taxes payable....................................................	8,987	4,588
Accrued interest............................................................	1,306	3,796
Advance billings on uncompleted contracts....................	1,568	8,232
Other accrued liabilities.................................................	8,281	6,589
Total current liabilities........................................	99,699	123,255

Long-Term Debt.................................................................	113,094	120,730
Deferred Income Taxes.....................................................	15,793	16,471

Shareholders' Equity:
Common stock issued (100,915,074 and 104,139,863
shares, respectively)...........................................	1,009	1,041
Additional paid-in capital..............................................	287,559	308,460
Treasury stock at cost (0 and 3,654,500 shares, respectively).................................................................	--	(24,130)
Accumulated other comprehensive loss.........................	(8,968)	(9,411)
Retained earnings.........................................................	152,271	165,228
Total shareholders' equity...................................	431,871	441,188
Total.............................................................	$660,457	$701,644

See Notes to Consolidated Financial Statements.

Global Industries, Ltd.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)
	Nine Months Ended
	September 30,
	2003	2002
Cash Flows From Operating Activities:
Net income (loss).....................................................................	$(12,958)	$10,450
Adjustments to reconcile net income or loss to net cash
provided by operating activities:
Depreciation and amortization........................................	43,079	45,124
Gain on sale, disposal of property and equipment...........	(6,829)	(833)
Provision for (recovery of) doubtful accounts.................	(866)	3,064
Deferred income (benefit) taxes.....................................	(678)	2,080
Other...........................................................................	(22)	(257)
Changes in operating assets and liabilities
Receivables.......................................................	(2,344)	(51,654)
Prepaid expenses and other...............................	5,121	(4,217)
Accounts payable and accrued liabilities.............	(23,022)	9,153
Net cash provided by operating activities...........	1,481	12,910

Cash Flows From Investing Activities:
Proceeds from sale of assets...................................................	22,197	3,409
Decrease in escrowed funds, net.............................................	--	93
Additions to property and equipment......................................	(13,653)	(15,898)
Additions to deferred charges.................................................	(15,694)	(8,943)
Net cash used in investing activities.....................................	(7,150)	(21,339)

Cash Flows From Financing Activities:
Proceeds from sale of common stock, net................................	2,455	80,741
Proceeds from long-term debt.................................................	78,000	125,400
Repayment of long-term debt..................................................	(85,729)	(187,906)
Repurchase of common stock.................................................	--	(8,615)
Net cash provided by (used in) financing activities...............	(5,274)	9,620

Cash:
(Decrease) Increase................................................................	(10,943)	1,191
Beginning of period.................................................................	28,204	11,540
End of period.........................................................................	$17,261	$12,731

See Notes to Consolidated Financial Statements.

Global Industries, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

1.    Basis of Presentation - The accompanying unaudited condensed consolidated financial statements include the accounts of Global Industries, Ltd. and its subsidiaries (the "Company").

In the opinion of management of the Company, all adjustments (such adjustments consisting only of a normal recurring nature) necessary for a fair presentation of the operating results for the interim periods presented have been included in the unaudited condensed consolidated financial statements. Operating results for the period ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

FASB Interpretation ("FIN") 46, Consolidation of Variable Interest Entities, which applies to variable interest entities created after January 31, 2003, addresses consolidation by business enterprises of variable interest entities. FIN 46 is effective in the first interim period ending after December 15, 2003. The Company does not expect the implementation of this standard to have a material impact on its financial position or results of operation.

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

3.    Accounts Receivable - Trade and other receivables are stated at net realizable value and the allowance for uncollectible accounts was $5.5 million and $7.2 million at September 30, 2003 and December 31, 2002, respectively. Certain receivables represent amounts that have not yet been billed to the customer pursuant to contractually specified milestone billing requirements. At September 30, 2003 and December 31, 2002, the Company's accounts receivable included unbilled receivables of $29.3 million and $20.3 million, respectively. The Company includes claims and unapproved change orders to the extent of costs incurred in contract revenues when (1) the contract or other evidence provides a legal basis for the claim, (2) additional costs are not the result of deficiencies in the Company's performance, (3) costs are identifiable and, (4) evidence supporting the claim is objective and verifiable. The claims and unapproved change orders, included in accounts receivable and unbilled receivables, amounted to $25.5 million at September 30, 2003 and $23.8 million at December 31, 2002. Unbilled retainage at September 30, 2003 was $13.6 million and is expected to be billed in 2003. Unbilled retainage at December 31, 2002 was $4.9 million.

Contracts in progress are as follows:

	September 30,	December 31,
	2003	2002
	(In thousands)
Costs incurred on uncompleted contracts.........................	$146,819	$168,312
Estimated earnings...........................................................	17,984	27,766
Total revenues to date..................................	164,803	196,078
Less: Billings to date........................................................	148,875	172,895
Unbilled revenues.........................................	$15,928	$23,183

Included in accompanying balance sheets under the
Following captions:
Unbilled work on uncompleted contracts...............	17,496	31,415
Advance billings on uncompleted contracts............	(1,568)	(8,232)
Unbilled revenues.........................................	$15,928	$23,183

4.    Goodwill - In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement. The Company completed the required annual impairment test at the beginning of 2003 and determined that its goodwill was not impaired

5.    Stock-Based Compensation - SFAS No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations and has adopted the disclosure-only provisions of SFAS 123. Accordingly, compensation cost for restricted stock awards and stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for all changes in accounting for stock-based compensation and financial statement disclosures subsequent to December 15, 2002.

Proforma Disclosure - In accordance with APB 25, compensation cost has been recorded in the Company's financial statements based on the intrinsic value (i.e., the excess of the market price of stock to be issued over the exercise price) of restricted stock awards and shares subject to options. Additionally, under APB 25, the Company's employee stock purchase plan is considered noncompensatory and, accordingly, no compensation cost has been recognized in the financial statements. Had compensation cost for the Company's grants under stock-based compensation arrangements for the quarter and nine months ended 2003 and 2002 been determined consistent with SFAS 123, the Company's net income (loss) and net income (loss) per share amounts for the respective periods would approximate the following proforma amounts (in thousands, except per share data):

Quarter Ended September 30, 2003
	Reported	Recognized Stock Compensation Expense	FAS 123 Proforma Stock Compensation Expense	Proforma

Net (loss) income.............	$ (12,649)	$ 209	$ (1,231)	$ (13,671)
Net (loss) income per share.
Basic..............................	$ (0.13)	$ 0.00	$ (0.01)	$ (0.14)
Diluted...........................	$ (0.13)	$ 0.00	$ (0.01)	$ (0.14)

Nine Months Ended September 30, 2003
	Reported	Recognized Stock Compensation Expense	FAS 123 Proforma Stock Compensation Expense	Proforma

Net (loss) income..................	$ (12,958)	$ 529	$ (3,573)	$ (16,002)
Net (loss) income per share.
Basic.............................	$ (0.13)	$ 0.01	$ (0.03)	$ (0.16)
Diluted...........................	$ (0.13)	$ 0.01	$ (0.03)	$ (0.16)

Quarter Ended September 30, 2003
	Reported	Recognized Stock Compensation Expense	FAS 123 Proforma Stock Compensation Expense	Proforma

Net (loss) income.............	$ 5,452	$ 181	$ (1,498)	$ 4,135
Net (loss) income per share.
Basic..............................	$ 0.05	$ 0.00	$ (0.01)	$ 0.04
Diluted...........................	$ 0.05	$ 0.00	$ (0.01)	$ 0.04

Nine Months Ended September 30, 2003
	Reported	Recognized Stock Compensation Expense	FAS 123 Proforma Stock Compensation Expense	Proforma

Net (loss) income..................	$ 10,450	$ 563	$ (4,380)	$ 6,633
Net (loss) income per share.
Basic.............................	$ 0.11	$ 0.01	$ (0.04)	$ 0.07
Diluted...........................	$ 0.10	$ 0.01	$ (0.04)	$ 0.07

6. Income Taxes - The Company's effective tax rate for the quarter ended September 30, 2003 was (89%). The change in the effective tax rate from the nine months ended 2002 is due primarily to a reduction in earnings in certain foreign jurisdictions that are taxed on a deemed profits, percentage of revenue, basis and net operating losses in certain foreign jurisdictions where the Company did not record a tax benefit. In addition, the Company recorded a $4.6 million tax expense attributable to the establishment of a valuation allowance for a capital loss carry-forward previously anticipated to be utilized by 2004.

7. Financing Arrangements - The Company maintains a $100.0 million revolving loan credit facility. This facility matures on December 30, 2004. The revolving loan facility permits both prime rate bank borrowings and London Interbank Offered Rate ("LIBOR") borrowings plus a floating spread. The spreads can range from 0.75% to 2.00% and 2.00% to 3.25% for prime rate and LIBOR based borrowings, respectively. In addition, the credit facility allows for certain fixed rate options on amounts outstanding. Stock of the Company's subsidiaries, certain real estate, and the majority of the Company's vessels collateralize the loans under the credit facility. The revolving loan facility is subject to certain financial covenants.

Effective June 30, 2003, the Company amended its credit facility due to anticipated non-compliance with the leverage ratio covenant for the quarter ending June 30, 2003 and the next three quarters. The amendment reduced the requirements of the leverage ratio covenant for quarters ending June 30, 2003 through December 31, 2004. In consideration for this amendment, the Company paid a fee of $0.2 million. As of November 1, 2003, the Company had $63.3 million of credit capacity under this credit facility. At September 30, 2003, the Company was in compliance with the terms of its credit facility. Based upon the Company's current expectations of its operations, the leverage ratio covenant under the facility is not expected to be met at the end of the fourth quarter of 2003. In addition, based on current expectations of operations for 2004, certain financial covenants are likely to not be met in 2004. As a result, the Company is currently in discussions with its lenders to obtain a waiver or to amend the relevant financial covenants. The Company is likely to have to pay a fee in connection with any amendment or waiver. Although the Company expects to receive a waiver or amendment, no assurance can be given that such will be agreed to and if a waiver or amendment is not obtained and the Company is unable to meet the covenant requirements, the Company would not be able to borrow under the facility which would have a material adverse effect on its business and liquidity unless alternative borrowing facilities were found.

The Company's Title XI bonds mature in 2020, 2022, and 2025. The bonds carry interest rates of 8.30%, 7.25%, and 7.71% per annum, respectively, and require aggregate semi-annual payments of $2.8 million, plus interest. The agreements pursuant to which the Title XI bonds were issued contain certain covenants, including the maintenance of minimum working capital and net worth requirements. If not met, additional covenants result that restrict the Company's operations and its ability to pay cash dividends. At September 30, 2003, the Company was in compliance with these covenants.

The Company also has a $7.5 million short-term credit facility at one of its foreign locations which is secured by a letter of credit.

8. Commitments and Contingencies - The Company is a party to legal proceedings and potential claims arising in the ordinary course of business. Management does not believe these matters will materially effect the Company's consolidated financial statements.

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

An oral hearing was held in the matter on May 28, 2003 before a three judge panel. No witness testimony was allowed under the French procedure but briefs and volumes of documents were provided to the panel. Upon the conclusion of arguments, Vinci filed pleadings requesting an increase in the liquidated damages of $25.0 million based upon changes in the euro exchange rate from 1999 until payment. The court accepted the pleadings and a new oral hearing was held on October 29, 2003. The court is expected to rule on the entire case before the end of November 2003. While the outcome of this matter cannot be predicted and the lower court could rule against the Company, any unfavorable outcome in the Tribunal de Commerce de Paris is appeallable to the Cour d'appel de Paris (Paris Court of Appeals). Such appeal would be conducted as a new trial and the appeals court would not be bound by the ruling or conclusions of the lower court. The Company does not believe that the ultimate outcome of these matters will have a material adverse effect on its business, however, an adverse judgement by The Tribunal de Commerce de Paris which required payment of damages prior to completion of the appeals process could materially and adversely effect the Company's business and liquidity. In such event, the Company expects to seek additional borrowing capacity under its existing or a new credit facility. There can be no assurance, however, that such borrowing capacity could be obtained on terms satisfactory to the Company.

In the normal course of its business activities, the Company provides letters of credit to secure the performance and/or payment of obligations, including the payment of worker's compensation obligations. At September 30, 2003, outstanding letters of credit approximated $13.6 million. Also in the normal course of its business activities, the Company provides guarantee and performance, bid, and payment bonds under the terms of agreements with customers, or in connection with bidding to obtain such agreements. All of these financial instruments are secured by parent company guarantees. The aggregate of these guarantees and bonds at September 30, 2003 was $85.7 million.

The Company estimates that the cost to complete capital expenditure projects in progress at September 30, 2003 approximates $2.0 million.

9. Treasury Shares - In June 2003, the Company retired 3.7 million shares of treasury stock. These shares have been cancelled.

10. Industry Segment Information - The Company has conformed its segment reporting to changes in its operating management structure and existing business lines that were effective January 1, 2003. The Company's new reportable segments include two divisions, the Offshore Construction Division and the Global Divers and Marine Contractors Division, each with five reportable segments. The Global Divers and Marine Contractors Division includes all diving and marine support services worldwide, and Gulf of Mexico shallow water pipelay. The following tables present information about the profit or loss of each of the Company's reportable segments for the three months and nine months ended September 30, 2003 and 2002. The information contains certain allocations of corporate expenses that the Company deems reasonable and appropriate for the evaluation of results of operations.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
	(In thousands)
Total segment revenues:
Offshore Construction Division:
Gulf of Mexico..................................	$28,901	$12,488	$93,414	$42,760
West Africa.......................................	17,060	18,902	89,870	57,098
Latin America....................................	4,942	47,825	12,210	155,952
Asia Pacific.......................................	18,282	11,546	72,868	51,150
Middle East.......................................	22,852	842	74,137	1,019
Subtotal.....................................	$92,037	$91,603	$342,499	$307,979

Global Divers and Marine Contractors:
Gulf of Mexico..................................	$24,024	$24,465	$63,176	$63,337
West Africa.......................................	1,498	1,117	6,972	2,526
Latin America....................................	--	6,770	210	13,162
Asia Pacific.......................................	8,136	15,264	21,978	35,902
Middle East.......................................	2,288	932	10,562	5,163
Subtotal.....................................	$35,946	$48,548	$102,898	$120,090
Total.................................	$127,983	$140,151	$445,397	$428,069

Intersegment eliminations:
Offshore Construction Division:
Gulf of Mexico..................................	$--	$--	$--	$1,234
Subtotal.....................................	$--	$--	$--	$1,234

Global Divers and Marine Contractors:
Gulf of Mexico..................................	$1,494	$1,811	$2,797	$6,705
West Africa.......................................	1,498	1,117	6,972	2,526
Latin America....................................	--	5,136	--	11,528
Asia Pacific.......................................	2,832	3,289	10,376	15,170
Subtotal.....................................	$5,824	$11,353	$20,145	$35,929
Total................................	$5,824	$11,353	$20,145	$37,163

Total segment revenues from external customers	$122,159	$128,798	$425,252	$390,906

Income (loss) before income taxes:
Offshore Construction Division:
Gulf of Mexico..........		$4,385	$(1,151)		$4,214	$(7,582)
West Africa.............		(13,586)	(3,383)		(20,374)	(4,825)
Latin America...........	*	(309)	3,152	*	(13,946)	15,907
Asia Pacific............		(181)	1,245		5,307	1,816
Middle East............		(3,939)	(132)		6,167	(1,182)
Subtotal.............		$(13,630)	$(269)		$(18,632)	$4,134

Global Divers and Marine Contractors:
Gulf of Mexico..........		$4,181	$3,115		$6,442	$3,282
West Africa............		54	600		1,569	1,182
Latin America...........		(188)	3,161		(511)	6,352
Asia Pacific............		1,104	2,786		669	2,611
Middle East............		1,255	(1,086)		2,686	(1,759)
Subtotal............		$6,406	$8,576		$10,855	$11,668
Total..........		$(7,224)	$8,307		$(7,777)	$15,802

*Includes a gain of approximately $5.6 million from sale of two construction barges.

The following table reconciles the revenues of the reportable segments and profit or loss presented above, to the Company's consolidated totals.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
	(In thousands)
Revenues:
Total for reportable segments..............	$127,983	$140,151	$445,397	$428,069
Elimination of intersegment revenues....	(5,824)	(11,353)	(20,145)	(37,163)
Total consolidated revenues.........	$122,159	$128,798	$425,252	$390,906

Income (loss) before income taxes:
Total for reportable segments..............	$(7,224)	$8,307	$(7,777)	$15,802
Unallocated corporate expense...........	534	80	596	282
Total consolidated income (loss) before tax.....................................	$(6,690)	$8,387	$(7,181)	$16,084

11. Comprehensive Income - Following is a summary of the Company's comprehensive income for the three months and nine months ended September 30, 2003 and 2002:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
	(In thousands)
Net (loss) income .........................................	$(12,649)	$5,452	$(12,958)	$10,450
Other comprehensive income (loss):
Reclassification of realized loss on
hedging activities............................	--	215	315	630
Unrealized gain on hedging activities.......	--	(71)	128	166
Comprehensive (loss) income........................	$(12,649)	$5,596	$(12,515)	$11,246

12. Asset Sales - During the quarter ended September 30, 2003, the Company recorded a gain of approximately $5.6 million, before tax, from the sale of two construction vessels in its Latin America segment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion presents management's discussion and analysis of our financial condition and results of operations. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements for the periods ended September 30, 2003 and 2002, included elsewhere in this report and our audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report of Form 10-K for the year ended December 31, 2002.

Certain of the statements included below, including those regarding future financial performance or results or that are not historical facts, are or contain "forward-looking" information as that term is defined in the Securities Exchange Act of 1934, as amended. The words "expect," "believe," "anticipate," "project," "estimate," and similar expressions are intended to identify forward-looking statements. We caution readers that any such statements are not guarantees of future performance or events and such statements involve risks, uncertainties and assumptions. In addition to the factors discussed under the heading "Business-Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2002, the factors that could cause actual results to differ from those expected include, but are not limited to, dependence on the oil and gas industry and industry conditions, general economic conditions including interest rates and inflation, competition, ability to obtain funds to finance our business, operating risks, including our ability to perform contracts within the time and costs of our bid, contract bidding risks, the use of estimates for revenue recognition, risks of international operations, risks of vessel construction such as cost overruns, changes in government regulations, and disputes with construction contractors, dependence on key personnel and the availability of skilled workers during periods of strong demand, the impact of regulatory and environmental laws, the ability to obtain insurance, and other factors discussed below. Operating risks include hazards such as vessel capsizing, sinking, grounding, colliding, and sustaining damage in severe weather conditions. These hazards can also cause personal injury, loss of life, and suspension of operations. The risks inherent with international operations include political, social, and economic instability, exchange rate fluctuations, currency restrictions, nullification, modification, or renegotiations of contracts, potential vessel seizure, nationalization of assets, import-export quotas, and other forms of public and governmental regulation. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual results and outcomes may differ materially from those indicated in the forward-looking statements.

Results of Operations

The following table sets forth, for the periods indicated, our statements of operations expressed as a percentage of revenues.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Revenues.......................................................	100.0%	100.0%	100.0%	100.0%
Cost of Revenues..........................................	100.5	82.6	94.4	85.4
Gross (Loss) Profit........................................	(0.5)	17.4	5.6	14.6
Selling, General and Administrative Expenses.	7.8	7.8	7.0	7.3
Operating (Loss) Income...............................	(8.3)	9.6	(1.4)	7.3
Interest Expense............................................	2.2	2.7	1.9	2.9
Other (Income) Expense, net.........................	(5.0)	0.4	(1.6)	0.3
(Loss) Income Before Income Taxes.............	(5.5)	6.5	(1.7)	4.1
Provision for Income Taxes...........................	4.9	2.3	1.4	1.4
Net (Loss) Income......................................	(10.4)%	4.2%	(3.1)%	2.7%

Quarter Ended September 30, 2003 Compared to Quarter Ended September 30, 2002

Revenues. Revenues for the quarter ended September 30, 2003 were $122.2 million compared to $128.8 million for the quarter ended September 30, 2002. This 5% decrease in revenues was primarily attributable to decreased activity in our Latin America segment as well as the Asia Pacific segment of our Global Divers and Marine Contractors Division, partially offset by increases in activity in our Offshore Construction Division's Gulf of Mexico, Asia Pacific and Middle East segments and our Global Divers and Marine Contractors Division's Middle East segment. Major construction barge utilization in our Offshore Construction Division was 46% compared with 42% utilization in the same quarter last year. In our Global Divers and Marine Contractors Division, pricing remained constant.

Gross Profit. For the quarter ended September 30, 2003, we had gross loss of $0.6 million compared with gross profit of $22.4 million for the quarter ended September 30, 2002. The 103% decrease was attributable primarily to reduced efficiencies together with an unusually high amount of disputed change orders on pipeline projects in our Offshore Construction Division's West Africa and Middle East segments as described below in our segment discussion.

Selling, General and Administrative Expenses. For the quarter ended September 30, 2003, selling, general and administrative expenses were $9.5 million compared to the $10.1 million reported during the quarter ended September 30, 2002. This decrease is due primarily to certain cost containment programs we initiated during the September 30, 2003 quarter.

Depreciation and Amortization. Depreciation and amortization, including amortization of dry-docking costs, for the quarter ended September 30, 2003 was $15.3 million, unchanged from the $15.3 million recorded in the quarter ended September 30, 2002.

Interest Expense. Interest expense decreased to $2.6 million for the quarter ended September 30, 2003, from $3.5 million for the quarter ended September 30, 2002 due to lower interest rates and lower average outstanding debt levels.

Other Income. Other income increased $6.6 million to $6.1 million for the quarter ended September 30, 2003 due primarily to gains on asset disposals of $5.6 million. During the quarter ended September 30, 2003, we sold two construction barges, the Sara Maria and Mohawk, in our Offshore Construction Division's Latin America segment.

Net (Loss) Income. For the quarter ended September 30, 2003, we recorded a net loss of $12.6 million compared to net income of $5.5 million for the quarter ended September 30, 2002. The provision for income tax increased 107% to $6.0 million for the quarter ended September 30, 2003 from $2.9 million for the quarter ended September 30, 2002. Our effective tax rate for the quarter ended September 30, 2003 was (89%) compared to 35% for the quarter ended September 30, 2002. The change in the effective tax rate is due primarily to a reduction in earnings in certain foreign jurisdictions that are taxed on a deemed profits, percentage of revenue, basis and net operating losses in certain foreign jurisdictions where we did not record a tax benefit. In addition, we recorded a $4.6 million tax expense attributable to the establishment of a valuation allowance for a capital loss carry-forward previously anticipated to be utilized by 2004.

Segment Information. We have conformed our segment reporting to changes in our operating management structure and existing business lines that were effective January 1, 2003. Our reportable segments include two divisions, the Offshore Construction Division and the Global Divers and Marine Contractors Division, each with five reportable segments. The Global Divers and Marine Contractors Division includes all diving, and marine support services worldwide, and Gulf of Mexico shallow water pipelay. We have identified ten reportable segments as required by Statement of Financial Accounting Standards (SFAS) 131. The following discusses the results of operations for each of those reportable segments.

Offshore Construction Division:

Gulf of Mexico - Revenues increased 131% to $28.9 million for the quarter ended September 30, 2003 from $12.5 million for the quarter ended September 30, 2002 due to increased activity as utilization increased to 58% for the quarter ended September 30, 2003 from 37% in the prior comparable quarter. As a result, income before taxes increased $5.5 million to $4.4 million for the quarter ended September 30, 2003 from a loss before tax of $1.2 million for the quarter ended September 30, 2002.

West Africa - Revenues decreased 10% to $17.1 million for the quarter ended September 30, 2003 compared to $18.9 million for the quarter ended September 30, 2002. The decrease in revenues was due to decreased activity. Three large projects were substantially concluded in the quarter, two of which were negatively impacted by reduced efficiency as well as mechanical and weather downtime and significant disputed change orders. As a result, loss before taxes increased $10.2 million, or 300%, to $13.6 million for the quarter ended September 30, 2003 compared to a loss before tax of $3.4 for the same period in 2002.

Latin America - Revenues decreased by $42.9 million to $4.9 million for the quarter ended September 30, 2003 from $47.8 million for the quarter ended September 30, 2002 due primarily to the existence of on one large project in the 2002 period and decreased activity during the most recently completed quarter. The effect of the reduced activity was partially offset by the sale of two construction barges during the quarter ended September 30, 2003 which resulted in a $5.6 million gain. As a result, loss before taxes increased $3.5 million to a loss before taxes of $0.3 million for the quarter ended September 30, 2003 compared to income before taxes of $3.2 million for the quarter ended September 30, 2002.

Asia Pacific - Due to increased activity, revenues increased $6.8 million, or 59%, to $18.3 million for the quarter ended September 30, 2003 compared to $11.5 million for the quarter ended September 30, 2002. Loss before taxes increased $1.4 million to $0.2 million compared to income before taxes of $1.2 million for the quarter ended September 30, 2002. The decrease in earnings before taxes is due primarily to one large project that had low margins due to reduced productivity.

Middle East - For the quarter ended September 30, 2003, revenues increased significantly to $22.9 million compared to less than $1.0 million for the quarter ended September 30, 2002 due primarily to the continuation of one large project during the current quarter. As a result of reduced productivity due to mechanical downtime and inefficiency due to cost overruns and third party costs, as well as disputed change orders, loss before taxes increased $3.8 million to $3.9 million for the quarter ended September 30, 2003 compared to a loss before taxes of $0.1 million for the quarter ended September 30, 2002.

Global Divers and Marine Contractors Division:

Gulf of Mexico - Revenues decreased 2% to $24.0 million (including $1.5 million of intersegment revenues) for the quarter ended September 30, 2003 from $24.5 million (including $1.8 million of intersegment revenues) for the quarter ended September 30, 2002. Income before taxes increased by $1.1 million to $4.2 million for the quarter ended September 30, 2003 compared to income before taxes of $3.1 million for the quarter ended September 30, 2002. The increase in income before taxes were due primarily to improved vessel utilization.

West Africa - Revenues increased to $1.5 million (including $1.5 million of intersegment revenues) for the quarter ended September 30, 2003 from $1.1 million (including $1.1 million of intersegment revenues) for the quarter ended September 30, 2002. Income before taxes decreased $0.5 million to $0.1 million for the quarter ended September 30, 2003 compared to income before taxes of $0.6 million for the quarter ended September 30, 2002.

Latin America - Revenues decreased $6.8 million for the quarter ended September 30, 2003 from $6.8 million (including $5.1 million of intersegment revenues) for the quarter ended September 30, 2002 due primarily to work performed on one large project in 2002 and decreased activity in the quarter ended September 30, 2003. Loss before taxes increased for the quarter ended September 30, 2003 to a loss before taxes of $0.2 million compared to income before taxes of $3.2 million for the quarter ended September 30, 2002 due primarily to the reduced activity level.

Asia Pacific - Revenues decreased 47% to $8.1 million (including $2.8 million of intersegment revenues) for the quarter ended September 30, 2003 from $15.3 million (including $3.3 million of intersegment revenues) for the quarter ended September 30, 2002 due to decreased activity. Income before taxes was $1.1 million for the quarter ended September 30, 2003 compared to $2.8 million for the quarter ended September 30, 2002. The reduction in revenues and income before taxes was due primarily to decreased activity.

Middle East - For the quarter ended September 30, 2003, revenues increased 156% to $2.3 million compared to $0.9 million for the quarter ended September 30, 2002 due to increased activity. As a result, income before taxes increased to $1.3 million for the quarter ended September 30, 2003 compared to a loss before taxes of $1.1 million for the quarter ended September 30, 2002.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Revenues. Revenues for the nine months ended September 30, 2003 were $425.3 million compared to $390.9 million for the nine months ended September 30, 2002. This 9% increase in revenues was primarily attributable to increased activity in our Offshore Construction Division's Gulf of Mexico, West Africa, Asia Pacific, and Middle East segments and our Global Divers and Marine Contractors Division's West Africa, and Middle East segments partially offset by a decrease in activity in our Latin America segments of both our Offshore Construction Contractors Division and Global Divers and Marine Contractors Division as well as decreases in our Global Divers and Marine Contractors Division's Asia Pacific segment. Major construction barge utilization in our Offshore Construction Division was 42% compared with 35% utilization in the first nine months last year. In our Global Divers and Marine Contractors Division, pricing decreased as compared to the same period last year.

Gross Profit. For the nine months ended September 30, 2003, we had gross profit of $23.8 million compared with $57.1 million for the nine months ended September 30, 2002. The 58% decrease was attributable to decreased activity in our Latin America segments, reduced productivity and efficiency on pipeline contracts in our Offshore Construction Division's Gulf of Mexico, Middle East and West Africa segments (including a work stoppage by workers of a welding subcontractor), and fraud by an indigenous import/export agent in connection with the payment of duties and fees never paid to the appropriate governmental authorities. We have discontinued our association with this agent and are taking appropriate legal action to obtain recovery.

Selling, General and Administrative Expenses. For the nine months ended September 30, 2003, selling, general and administrative expenses were $29.5 million as compared to $28.4 million reported during the nine months ended September 30, 2002. This increase is due primarily to a bad debt reserve increase of $0.4 million, increased legal and consulting fees, and increased costs related to marketing partially offset by cost reduction initiatives initiated during the third quarter of 2003.

Depreciation and Amortization. Depreciation and amortization, including amortization of dry-docking costs, for the nine months ended September 30, 2003 was $43.1 million compared to the $45.1 million recorded in the nine months ended September 30, 2002. The decline was due primarily to a $0.9 million charge in 2002 relating to unamortized term loan origination fees recorded due to the early repayment of our term loan facility and a decrease in the utilization of certain of our Offshore Construction Division's Gulf of Mexico segment pipelay/derrick barges. These vessels carry a high depreciable basis and are depreciated on a units of production basis.

Interest Expense. Interest expense decreased to $8.2 million for the nine months ended September 30, 2003, from $11.4 million for the nine months ended September 30, 2002 due to lower interest rates and lower average outstanding debt levels.

Other Income. Other income increased $7.9 million to $6.8 million due primarily to gains on asset disposals of $6.8 million, of which $5.6 million relates to the sale of two construction barges in our Offshore Construction Division's Latin America segment.

Net (Loss) Income. For the nine months ended September 30, 2003, we recorded a net loss of $13.0 million compared to net income of $10.5 million recorded for the nine months ended September 30, 2002. The provision for income tax increased 4% to $5.8 million for the nine months ended September 30, 2003 from $5.6 million for the nine months ended September 30, 2002. Our effective tax rate for the nine months ended September 30, 2003 was (80)% compared to 35% for the nine months ended September 30, 2002. The change in the effective tax rate is due primarily to a reduction in earnings in certain foreign jurisdictions that are taxed on a deem profits, percentage of revenue, basis and net operating losses in certain foreign jurisdictions where we did not record a tax benefit. In addition, in the third quarter of 2003, we recorded a $4.6 million tax expense attributable to the establishment of a valuation allowance for a capital loss carry-forward previously anticipated to be utilized by 2004.

Segment Information. We have conformed our segment reporting to changes in our operating management structure and existing business lines that were effective January 1, 2003. Our new reportable segments include two divisions, the Offshore Construction Division and the Global Divers and Marine Contractors Division, each with five reportable segments. The Global Divers and Marine Contractors Division includes all diving, and marine support services worldwide, and Gulf of Mexico shallow water pipelay. We have identified ten reportable segments as required by SFAS 131. The following discusses the results of operations for each of those reportable segments.

Offshore Construction Division:

Gulf of Mexico - Revenues increased 118% to $93.4 million for the nine months ended September 30, 2003 from $42.8 million (including $1.2 million of intersegment revenues) for the nine months ended September 30, 2002 due primarily to two large projects, one of which had a large amount of procurement content. The productivity of one project was adversely effected by a work stoppage by some employees of our welding subcontractor. As a result of the increased activity, income before taxes increased to $4.2 million for the nine months ended September 30, 2003 from a loss before taxes of $7.6 million for the nine months ended September 30, 2002.

West Africa - Revenues increased 57% to $89.9 million for the nine months ended September 30, 2003 compared to $57.1 million for the nine months ended September 30, 2002. The increase in revenues was due to three large pipeline projects in process during the current year. Each of these three projects were negatively impacted by reduced efficiencies as well as mechanical and weather downtime and significant disputed change orders during 2003. In addition, in April we discovered that $3.4 million that we paid to our indigenous import/export agent for the payment of duties and fees due for materials related to a job in West Africa was never paid to the governmental authorities. As a result of these aforementioned issues, the loss before taxes increased to $20.4 million for the nine months ended September 30, 2003 compared to $4.8 for the same period in 2002.

Latin America - Revenues decreased $143.8 million to $12.2 million for the nine months ended September 30, 2003 from $156.0 million for the nine months ended September 30, 2002 due primarily to work performed on two large projects in 2002 and decreased activity during 2003. The decline in activity was partially offset by the sale of two construction barges in the third quarter of 2003 that resulted in a gain of $5.6 million. As a result, income before taxes decreased $29.8 million to a loss before taxes of $13.9 million for the nine months ended September 30, 2003 compared to income before taxes of $15.9 million for the nine months ended September 30, 2002.

Asia Pacific - Revenues increased $21.7 million to $72.9 million for the nine months ended September 30, 2003 compared to $51.2 million for the nine months ended September 30, 2002. Income before taxes increased $3.5 million to $5.3 million compared to income before taxes of $1.8 million for the nine months ended September 30, 2002. The increase in revenues and earnings before taxes is due primarily to increased activity.

Middle East - For the nine months ended September 30, 2003, revenues increased significantly to $74.1 million compared to $1.0 million for the nine months ended September 30, 2002 due primarily to the commencement of one large project during 2003. Margins on this contract were negatively impacted by reduced productivity due to mechanical downtime and inefficiencies due to cost overruns and third party costs, as well as disputed change orders. Income before taxes increased $7.4 million to $6.2 million for the nine months ended September 30, 2003 compared to a loss before taxes of $1.2 million for the nine months ended September 30, 2002.

Global Divers and Marine Contractors Division:

Gulf of Mexico - Revenues decreased $0.1 million to $63.2 million (including $2.8 million of intersegment revenues) for the nine months ended September 30, 2003 from $63.3 million (including $6.7 million of intersegment revenues) for the nine months ended September 30, 2002. Income before taxes increased by $3.1 million to $6.4 million for the nine months ended September 30, 2003 compared to income before taxes of $3.3 million for the nine months ended September 30, 2002. The increase in revenues and increase in income before taxes were due primarily to increased vessel utilization partially offset by reduced pricing.

West Africa - Revenues increased 180% to $7.0 million (including $7.0 million of intersegment revenues) for the nine months ended September 30, 2003 from $2.5 million (including $2.5 million of intersegment revenues) for the nine months ended September 30, 2002. Income before taxes increased $0.4 million to $1.6 million for the nine months ended September 30, 2003 compared to income before taxes of $1.2 million for the nine months ended September 30, 2002. The increase in revenues and increase in income before taxes were due primarily to increased activity.

Latin America - Revenues decreased to $0.2 million for the nine months ended September 30, 2003 from $13.2 million (including $11.5 million of intersegment revenues) for the nine months ended September 30, 2002 due primarily to work performed on two large projects in 2002. Income before taxes also decreased for the nine months ended September 30, 2003 to a loss before taxes of $ 0.5 million compared to income before taxes of $6.4 million for the nine months ended September 30, 2002.

Asia Pacific - Revenues decreased 39% to $22.0 million (including $10.4 million of intersegment revenues) for the nine months ended September 30, 2003 from $35.9 million (including $15.2 million of intersegment revenues) for the nine months ended September 30, 2002 due to decreased activity. Income before taxes was $0.7 million for the nine months ended September 30, 2003 compared to income before taxes of $2.6 million for the nine months ended September 30, 2002.

Middle East - For the nine months ended September 30, 2003, revenues increased 104% to $10.6 million compared to $5.2 million for the nine months ended September 30, 2002 due to increased activity. As a result, income before taxes increased to $2.7 million for the nine months ended September 30, 2003 compared to a loss before taxes of $1.8 million for the nine months ended September 30, 2002.

Liquidity and Capital Resources

Our cash balance decreased by $10.9 million to $17.3 million at September 30, 2003 from $28.2 million at December 31, 2002. During the nine months ended September 30, 2003, our operations generated cash flow of $1.5 million compared to $12.9 million generated in the comparable period of 2002. Cash on hand and cash from financing activities funded investing activities of $7.2 million. Investing activities consisted principally of capital expenditures and dry-docking costs. Working capital increased $10.8 million during the nine months to $85.9 million at September 30, 2003 from $75.1 million at December 31, 2002. The increase in working capital is due primarily to a decrease in accounts payable partially offset by a decrease in cash. Working capital is anticipated to increase as activity increases. At September 30, 2003, our backlog was $71.9 million, as compared to a backlog of $260.5 million at September 30, 2002. Approximately 63% of the backlog is expected to be performed during the fourth quarter of 2003.

Our capital expenditures during the nine months ended September 30, 2003 aggregated $13.7 million. We estimate that the cost to complete capital expenditure projects in progress at September 30, 2003 will be approximately $2.0 million, all of which is expected to be incurred during the next twelve months.

Long-term debt outstanding at September 30, 2003 (including current maturities) primarily includes $113.6 million of Title XI bonds and $5.0 million drawn against the credit facility discussed below.

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

Effective June 30, 2003, we amended our credit facility due to anticipated non-compliance with the leverage ratio covenant for the quarter ending June 30, 2003 and the next three quarters. The amendment reduced the requirements of the leverage ratio covenant for the quarters ending June 30, 2003 through December 31, 2004. In consideration for this amendment, we paid a fee of $0.2 million. As of November 1, 2003, we had $63.3 million of credit capacity under our credit facility. At September 30, 2003, we were in compliance with the terms of our credit facility. Based upon our current expectations of our operations, the leverage ratio covenant under the facility is not expected to be met at the end of the fourth quarter of 2003. In addition, based on current expectations of operations for 2004, certain financial covenants are likely to not be met in 2004. As a result, we are currently in discussions with our lenders to obtain a waiver or to amend the relevant financial covenants. We expected to pay a fee in connection with any amendment or waiver obtained. Although we expect to receive a waiver or amendment, no assurance can be given that such will be agreed to and if a waiver or amendment is not obtained and we are unable to meet the covenant requirements, we would not be able to borrow under the facility which would have a material adverse effect on our business and liquidity unless alternative borrowing facilities were found.

Our Title XI bonds mature in 2020, 2022, and 2025. The bonds carry interest rates of 8.30%, 7.25%, and 7.71% per annum, respectively, and require aggregate semi-annual payments of $2.8 million, plus interest. The agreements pursuant to which the Title XI bonds were issued contain certain covenants, including the maintenance of minimum working capital and net worth requirements. If not met, additional covenants result that restrict our operations and our ability to pay cash dividends. At September 30, 2003, we were in compliance with these covenants.

We also have a $7.5 million short-term credit facility at one of our foreign locations which is secured by a letter of credit. Additionally, in the normal course of business, we provide guarantees and performance, bid, and payment bonds pursuant to agreements, or in connection with bidding to obtain such agreements to perform construction services. All of these guarantees are secured by parent company guarantees. The aggregate of these guarantees and bonds at September 30, 2003 was $85.7 million in surety bonds and $13.6 million in bank guarantees and letters of credit.

We expect funds available under the existing credit facility, available cash, and cash generated from operations to be sufficient to fund our operations (including the anticipated increase in working capital required to fund increasing activity), scheduled debt retirement, and planned capital expenditures for the next twelve months, unless (1) access to borrowing under our credit facility is limited because we are unable to meet the financial covenants of the facility and do not obtain a waiver or amendment of such covenants as more fully described above or (2) an adverse judgment is issued by the Tribunal de Commerce de Paris in our ongoing litigation regarding our terminated purchase agreement for ETPM, S.A. which requires payment of damages prior to completion of the appeals process as discussed in Part II, Item 1 under the heading "Legal Proceedings." In such event, we will be required to seek additional financing and/or curtail operations or spending including planned capital expenditures.

In addition, as we have historically done, we will continue to evaluate the merits of any opportunities that may arise for acquisitions of equipment or businesses, which may require additional liquidity. For flexibility, we maintain a shelf registration statement that currently permits the issuance of up to $415.8 million of debt and equity securities.

Industry Outlook

Activity increased in six out of ten of our segments in the nine months ended September 30, 2003, as compared to the same period last year. However, activity in our Latin America segment declined dramatically. Our bidding activity and the dollar volume of bidding were both down this quarter as compared to the same quarter last year. Bidding activity in Latin America is expected to increase substantially in the near future with awarded work to be performed in 2004 and 2005. Subsequent to September 30, 2003, we have been awarded over $50 million of new work in our Latin America segment. Activity is expected to decline in our Gulf of Mexico and West Africa segments and remain constant in our Asia Pacific segments. Although the remainder of 2003 will be challenging, based on our bid activity and other factors, we are expecting overall activity and profitability to improve in 2004.

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

FIN 46, Consolidation of Variable Interest Entities, which applies to variable interest entities created after January 31, 2003, addresses consolidation by business enterprises of variable interest entities. FIN 46 is effective in the first interim period ending after December 15, 2003. We do not expect the implementation of this standard to have a material impact in our financial position or results of operation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to certain market risks arising from transactions that are entered into in the normal course of business which are primarily related to interest rate changes and fluctuations in foreign exchange rates. Quantitative and qualitative disclosures about market risk are in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2002 which is incorporated herein by reference. The interest rate swaps referred to in our Annual Report on Form 10-K for the year ended December 31, 2002 matured during the quarter ended June 30, 2003.

Item 4. Control and Procedures.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures, including our internal controls over financial reporting, ensures that material information relating to us and our consolidated subsidiaries is made known to management, including our Chief Executive Officer and Chief Financial Officer, particularly during the period in which this quarterly report was being prepared, in a timely manner to allow appropriate decisions regarding required disclosure.

No significant changes were made that could significantly effect these controls subsequent to the date of the evaluation.

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

An oral hearing was held in the matter on May 28, 2003 before a three judge panel. No witness testimony was allowed under the French procedure but briefs and volumes of documents were provided to the panel. Upon the conclusion of arguments Vinci filed pleadings requesting an increase in the liquidated damages of $25.0 million based upon changes in the euro exchange rate from 1999 until payment. The court accepted the pleadings and a new oral hearing was held on October 29, 2003. The court is expected to rule on the entire case before the end of November 2003. While the outcome of this matter cannot be predicted and the lower court could rule against us, any unfavorable outcome in the Tribunal de Commerce de Paris is appeallable to the Cour d'appel de Paris (Paris Court of Appeals). Such appeal would be conducted as a new trial and the appeals court would not be bound by the ruling or conclusions of the lower court. We do not believe that the ultimate outcome of these matters will have a material adverse effect on our business, however, an adverse judgement by the Tribunal de Commerce de Paris which required payment of damages prior to completion of the appeals process could materially and adversely effect our business and liquidity. In such event, we expect to seek additional borrowing capacity under our existing credit facility or a new credit facility. There can be no assurance, however, that such borrowing capacity could be obtained on terms satisfactory to us.

We are involved in various routine legal proceedings primarily involving claims for personal injury under the General Maritime Laws of the United States and Jones Act because of alleged negligence. We believe that the outcome of all such proceedings, even if determined adversely, would not have a material adverse effect on our business or liquidity.

Item 2. Changes in Securities and Use of Proceeds.

In August 2003, the Compensation Committee of our Board of Directors determined to terminate the Global Industries, Ltd. Non-Employee Directors' Compensation Plan, that had permitted non-employee directors to defer receipt of all or part of their director fees into phantom stock units. The phantom stock units had the same value as our common stock and increased or decreased in value to the full extent of any change in the value of our common stock. Under the terms of the plan, the value of such phantom stock units was to be paid in cash to the non-employee director in accordance with the terms of the plan. At the time of the termination, seven non-employee directors had an aggregate of 115,981 phantom stock units in their plan accounts. In connection with termination of the plan and in full exchange of the 115,981 outstanding phantom stock units and all other rights under the plan, we issued restricted stock awards to our non-employee directors for an aggregate of 115,981 restricted shares. The forfeiture restrictions on such shares lapse one year from the date of the grant but such shares may not be sold while the recipient remains a director of the Company. The issuance of these shares was made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits
15.1 - Letter regarding unaudited interim financial information.
31.1 - Section 302 Certificates.
32.1 - Section 906 Certificates.

(b)	Reports on Form 8-K:
The Company filed one Report on Form 8-K during the quarter ended September 30, 2003, which reported information under Item 12 and was dated August 7, 2003.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

GLOBAL INDUSTRIES, LTD.

By:	/s/ TIMOTHY W. MICIOTTO

Timothy W. Miciotto
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

November 13, 2003