Form 10-K
period 2003-12-31
GLOBAL INDUSTRIES LTD
filed 2004-03-15
CIK 895663

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

   ☒  Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

   ☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from _____ to _____

Commission File Number 2-56600

Global Industries, Ltd.

(Exact Name of Registrant as Specified in Its Charter)
LOUISIANA (State or Other Jurisdiction of Incorporation of Organization) 8000 Global Drive Carlyss, Louisiana (Address of Principal Executive Offices)	72-1212563 (I.R.S. Employer Identification Number) 70665 (Zip Code)

Registrant's telephone number, including area code: (337) 583-5000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class None	Name of each exchange on which registered None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock ($0.01 par value)

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒         NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

YES ☒         NO ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003 was $347,194,746 based on the last reported sales price of the Common Stock on June 30, 2003 on the NASDAQ\NMS.

The number of shares of the registrant's Common Stock outstanding as of March 10, 2004, was 101,213,230.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 11, 2004 are incorporated by reference into Part III hereof.

GLOBAL INDUSTRIES, LTD.

INDEX - FORM 10-K

PART I

ITEM 1. BUSINESS

        We provide construction services including pipeline construction, platform installation and removal, diving services, and construction support to the offshore oil and gas industry in the United States Gulf of Mexico (the "Gulf of Mexico") and in selected international areas. Unless the context indicates otherwise, all references to "we," "us" or "our" refer to Global Industries, Ltd. and its consolidated subsidiaries.

        We began as a provider of diving services to the offshore oil and gas industry over thirty years ago and have used selective acquisitions, new construction, and upgrades to expand our operations and assets. We have the largest number of offshore construction vessels currently available in the Gulf of Mexico and our worldwide fleet includes eighteen barges that have various combinations of pipelay, pipebury, and derrick capabilities. Our fleet includes sixty-three manned vessels that were available for service during fiscal 2003. At December 31, 2003, our fleet consisted of sixty-eight vessels.

DESCRIPTION OF OPERATIONS

        We are a leading offshore construction company offering a comprehensive and integrated range of marine construction and support services in the Gulf of Mexico, West Africa, Asia Pacific, Latin America, and the Middle East (including the Mediterranean). These services include pipeline construction, platform installation and removal, subsea construction, and diving services.

        We are equipped to provide services from shallow water to water depths of up to 10,000 feet. As exploration companies have made considerable commitments and expenditures for production in water depths over 1,000 feet, we have invested in vessels, equipment, technology, and skills to increase our abilities to provide services in this growing deepwater market.

        We operate our business through two divisions:

    Offshore Construction, which includes worldwide pipelay (except shallow-water Gulf of Mexico) and derrick lifts; and

    Global Divers and Marine Contractors, which includes all diving and marine support services worldwide and Gulf of Mexico shallow-water pipelay.

        For financial information regarding our operating segments and the geographic areas in which we operate, see Note 8 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Offshore Construction

        Offshore construction services performed by us include pipelay, derrick, and related services. We are capable of installing steel pipe by either the conventional or the reel method of pipelaying using either manual or automatic welding processes. With the conventional method, 40-foot to 60-foot segments of up to 60-inch diameter pipe are welded together, coated, and tested on the deck of the pipelay barge. Each segment of pipe is connected to the prior segment of pipe and then submerged in the water as the barge is moved forward by its anchor winches, or in some instances on-board thrusters; the process is then repeated. Dynamic positioning technology uses onboard thrusters in conjunction with global positioning system technology to enable a vessel to remain on station or move with precision without the use of anchors. Using the conventional pipelay method, our barges can install approximately 400 feet per hour of small diameter pipe in shallow water under good weather conditions. Larger diameter pipe, deeper water, and less favorable weather conditions all reduce the speed of pipeline installation. We have vessels located in each of the regions in which we currently operate that are capable of installing pipe using the conventional method.

        With the reel method of pipelaying, we perform the welding, testing, and corrosion coating onshore, and then spool the pipe onto a pipe reel in one continuous length. Once the reel barge is in position, the pipe is unspooled onto the ocean floor as the barge is moved forward. Our dedicated reel pipelay barge, the Chickasaw, a 275-foot dynamically positioned pipelay/derrick barge, is capable of spooling as much as forty-five miles of 4.5-inch diameter pipe, nineteen miles of 6.625-inch diameter pipe, or four miles of 12.75-inch diameter pipe in one continuous length. Concrete coated pipe or pipe with a diameter greater than 12.75 inches cannot be installed using the Chickasaw's reel. We have successfully operated the Chickasaw since 1987. We believe that our reel method pipelay capability often provides us with a competitive advantage because of its faster installation rates and reduced labor expense when compared to the conventional pipelay method. The Chickasaw can install small diameter pipe in shallow water at rates averaging 3,000 feet per hour. The Chickasaw's faster lay rate is even more significant during the winter months when pipelay operations frequently must be suspended because of adverse weather conditions. The Chickasaw's faster installation rate allows much more progress, or even completion of a project, with fewer costly weather delays. The reel method of pipelaying also reduces labor costs by permitting much of the welding, x-raying, corrosion coating, and testing to be accomplished onshore where labor costs are generally lower than comparable labor costs offshore. This method also enables us to perform a substantial portion of our work onshore, a more stable and safer work environment.

        The Hercules, a 444-foot dynamically positioned pipelay/heavy-lift barge, is also equipped with a reel system similar in design to the Chickasaw's but with a much greater capacity. The Hercules' reel is capable of spooling eighty-four miles of 6.625-inch diameter pipe, twenty-two miles of 12.75-inch diameter pipe, or ten miles of 18-inch diameter pipe. The Hercules can install small diameter pipe at rates averaging 3,000 feet per hour. The Hercules is capable of providing conventional and spooled pipelay services in water depths up to 10,000 feet. The Hercules is equipped to perform lifts up to 2,000 tons.

        The Pioneer is a dynamically positioned SWATH (Small Waterplane Area Twin Hull) vessel that provides support services in water depths to 8,000 feet. Use of the Pioneer's design reduces weather sensitivity, allowing the vessel to continue operating in up to 12-foot seas and remain on site in up to 20-foot seas. The vessel is able to install, maintain, and service subsea completions, has saturation diving capabilities, and is equipped for abandonment operations, pipeline installation support, and other services beyond the capabilities of conventional dive support vessels ("DSV"s). The Pioneer's current base of operations is the Gulf of Mexico.

        In the Gulf of Mexico, The United States Department of Interior Minerals Management Service ("MMS") requires the burial of all offshore oil and gas pipelines that are greater than 8.75-inches in diameter and located in water depths of 200 feet or less. We believe we have the equipment and expertise necessary for our customers to comply with MMS regulations. In 1997, we obtained the Mudbug technology. The Mudbug is used to simultaneously lay and bury pipelines providing a significant competitive advantage over the conventional method, which requires a second trip over the pipeline with the barge to bury the pipe. Regulations also require that these pipelines be periodically inspected, repaired, and if necessary, reburied. Inspection requires extensive diving or remotely operated vehicle (ROV) services, and rebury requires either hand-jetting by divers or use of one of our large jet sleds and a bury barge.

        Seventeen of our barges are equipped with cranes designed to lift and place platforms, structures, or equipment into position for installation. In addition, the barges can be used to disassemble and remove platforms and prepare them for salvage or refurbishment. We expect demand for Gulf of Mexico abandonment services to increase as more platforms are removed due to MMS regulations relating to the abandonment of wells and removal of platforms. Current MMS regulations require platforms to be removed within twelve months after production ceases and that the site be restored to meet stringent standards. According to MMS, in March 2004 there were 3,018 platforms on active leases in U.S. waters of the Gulf of Mexico.

Global Divers and Marine Contractors

        Diving and Other Underwater Services

        We perform diving operations in the Gulf of Mexico, West Africa, Asia Pacific, Latin America, and the Middle East. Demand for diving services covers the full life of an offshore oil and gas property, including supporting exploration, installing pipelines for production and transportation, periodic inspection, repair and maintenance of fixed platforms and pipelines and, ultimately, salvage and site clearance. Our pipelay and derrick operations create captive demand for saturation diving services, for which divers are more highly compensated, and that helps us to attract and retain qualified and experienced divers. To support our diving operations, we operate a fleet of six DSVs domestically and ten DSVs internationally.

        For the Gulf of Mexico, the MMS requires that all offshore structures have extensive and detailed inspections for corrosion, metal thickness, and structural damage every five years. As the age of the offshore infrastructure increases, we anticipate that demand for inspections, repairs, and wet welding technology will increase.

        For diving projects involving long-duration deepwater dives to 1,500 feet, we use saturation diving systems that maintain an environment for the divers at the subsea water pressure at which they are working until the job is completed. Saturation diving allows divers to make repeated dives without decompressing, thereby reducing the time necessary to complete the job and reducing the diver exposure to the risks associated with frequent decompression. Two of our largest saturation diving systems are capable of maintaining an environment simulating subsea water pressures to 1,500 feet. We have recorded the deepest working dive in the Gulf of Mexico at 1,075 feet.

        We have been at the forefront in the development of many underwater welding techniques and we believe we have more qualified diver/welders in the Gulf of Mexico than any of our competitors. Welded repairs are made by two methods: dry hyperbaric welding and wet welding. In dry hyperbaric welding, a customized, watertight enclosure is engineered and fabricated to fit the specific requirements of the structural joint or pipeline requiring repairs. The enclosure is lowered into the water, attached to the structure, and then the water is evacuated, allowing divers to enter the chamber and to perform dry welding repairs. Wet welding is accomplished while divers are in the water, using specialized welding rods. Wet welding is less costly because it eliminates the need to construct an expensive, customized, single-use enclosure, but historically has often resulted in repairs of unacceptable quality. We believe that we have been a leader in improving wet welding techniques and we have satisfied the technical specifications for customers' wet welded repairs in water depths to 325 feet. Our Research and Development Center includes a hyperbaric facility capable of simulating wet or dry welding environments for water depths of up to 1,200 feet so that welds can be performed and tested to assure compliance with the customer's technical specifications.

        Liftboats and other Offshore Support Vessels

        Liftboats, also called "jackup boats," are self-propelled, self-elevating work platforms complete with legs, cranes, and living accommodations. Once on location, a liftboat hydraulically lowers its legs until the legs are seated on the ocean floor and then "jacks up" until the work platform is elevated above the wave action. Once positioned, the stability, open deck area, crane capacity, and relatively low costs of operation make liftboats ideal work platforms for a wide range of offshore support services. In addition, the capability to reposition at a work site or to move to another location within a short time adds to their versatility. While we continue to time charter our liftboats to the offshore service industry, we are also using the liftboats in our pipeline and platform repair, inspection, maintenance, removal, and diving services. Currently, we operate twenty-two liftboats in the U.S. Gulf of Mexico.

        We also operate other offshore support vessels ("OSVs") internationally to support our offshore construction services and also time charters them to the offshore service industry.

Customers and Contracts

        Our customers are primarily oil and gas producers and pipeline companies. During the year ended December 31, 2003, we provided offshore marine construction services to over 100 customers. Our largest single customer, Petroleos Mexicanos (PEMEX), in any one of the last three years accounted for 34% of consolidated revenues. Sales to PEMEX were greater than 10% of consolidated revenues in 2002 and 2001. The loss of these revenues could have a material adverse effect on our Latin American segment. The level of construction services required by any particular customer depends on the size of that customer's capital expenditure budget devoted to construction plans in a particular year. Consequently, customers that account for a significant portion of revenues in one fiscal year may represent an immaterial portion of revenues in subsequent fiscal years. Our traditional contracts are typically of short duration, being completed in one to five months. Engineering, Procurement, Installation and Commissioning contracts (EPIC) and turnkey contracts can be for longer durations of up to one or two years.

        Contracts for work in the Gulf of Mexico are typically awarded on a competitive bid basis with customers usually requesting bids on projects one to three months prior to commencement. However, for projects in water depths greater than 1,000 feet, particularly subsea development projects and turnkey projects, and for projects in international areas, the elapsed time from bid request to commencement of work may exceed one year. Our marketing staff contacts offshore operators known to have projects scheduled to ensure that we have an opportunity to bid for the projects. Most contracts are awarded on a fixed-price basis, but we also perform work on a cost-plus or day-rate basis, or on a combination of such bases. We attempt to qualify our contracts so we can recover the costs of certain unexpected difficulties and the costs of weather related delays during the winter months.

Competition

        In each region of the world in which we operate, the offshore marine construction industry is highly competitive with many different competitors. Price competition and contract terms are the primary factors in determining which qualified contractor is awarded a job. However, the ability to deploy modern equipment and techniques, to attract and retain skilled personnel, and to demonstrate a good safety record have also been important competitive factors.

        Domestic competition for deepwater and ultra-deepwater projects in the Gulf of Mexico is limited primarily to J. Ray McDermott, Cal Dive International and us. With increasing frequency, international competitors such as Technip-Coflexip S.A., Heerema S. A., Stolt Offshore S. A., Allseas Marine Contractors S.A., and Saipem S.p.a. bid and compete for projects in the Gulf of Mexico. Our competitors for shallow and intermediate water domestic projects include many smaller companies including Horizon Offshore, Inc., Offshore Specialities Fabricators, Inc., and Torch, Inc. Many shallow and intermediate water companies compete primarily based on price.

Backlog

        As of January 31, 2004, our backlog of construction contracts supported by written agreements amounted to approximately $75.6 million ($9.4 million for the U.S. Gulf of Mexico and $66.2 million for international operations), compared to our backlog at January 31, 2003 of $253.9 million ($71.3 million for the U.S. Gulf of Mexico and $182.6 million for international operations). Management expects approximately 91% of our backlog to be performed in 2004. We do not consider our backlog amounts to be a reliable indicator of future earnings.

Patents

        We own or are the licensee of a number of patents in the United States and in other countries related to pipelaying. For example, we own United States Patent Number 6,328,502. This patent involves a novel barge system for laying deep water subsea pipelines either by means of reeled pipe or conventional pipelaying procedures and covers several features incorporated into the Hercules. We are currently pursuing patent protection for this invention in a number of foreign countries. We have also obtained technology by acquiring the assets of other companies and through license agreements with other companies such as the Mudbug pipe burying technology and certain aspects of the Chickasaw's reel technology. While our continuing technical operations are not materially dependent on any one or more of our licenses or patent rights, they do enhance our competitive position.

Employees

        Our work force varies based on our workload at any particular time. During 2003, the number of our employees ranged from a low of 1,901 to a high of 2,025, and as of January 31, 2004, we had 1,911 employees. None of our employees are covered by a collective bargaining agreement. We believe that our relationship with our employees is satisfactory.

Seasonality

        Each of the geographic areas in which we operate has seasonal patterns that affect our operating patterns. The seasonal patterns are the results of weather conditions and the timing of capital expenditures by oil and gas companies. In the U.S. Gulf of Mexico, where we derived over 38% of our revenues in 2003, a disproportionate amount of our revenues, gross profit, and net income is earned in the interim periods that include March through September.

Government Regulation and Environmental Matters

        Many aspects of the offshore marine construction industry are subject to extensive governmental regulation. In the United States, we are subject to the jurisdiction of the United States Coast Guard, the National Transportation Safety Board and the Customs Service, as well as private industry organizations such as the American Bureau of Shipping. The Coast Guard and the National Transportation Safety Board set safety standards and are authorized to investigate vessel accidents and recommend improved safety standards, and the Customs Service is authorized to inspect vessels at will.

        We are required by various governmental and quasi-governmental agencies to obtain certain permits, licenses, and certificates with respect to our operations. The kinds of permits, licenses, and certificates required in our operations depends upon a number of factors. We believe that we have obtained or can obtain all permits, licenses, and certificates necessary to conduct of our business.

        In addition, we depend on the demand for our services from the oil and gas industry and, therefore, laws and regulations, as well as changing taxes and policies relating to the oil and gas industry affect our business. In particular, the exploration and development of oil and gas properties located on the Outer Continental Shelf of the United States is regulated primarily by the MMS.

        Our operations also are affected by numerous federal, state, and local laws and regulations relating to protection of the environment including, in the United States, the Outer Continental Shelf Lands Act, the Federal Water Pollution Control Act of 1972, and the Oil Pollution Act of 1990. The technical requirements of these laws and regulations are becoming increasingly complex and stringent, and compliance may become increasingly difficult and expensive. However, we believe that compliance with current environmental laws and regulations is not likely to have a material adverse effect on our business or financial statements.  Certain environmental laws provide for "strict liability" for remediation of spills and releases of hazardous substances and some provide liability for damages to natural resources or threats to public health and safety. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties, and criminal prosecution. Our compliance with these laws and regulations has entailed certain changes in our operating procedures and approximately $0.1 million in expenditures during 2003. It is possible that changes in the environmental laws and enforcement policies thereunder or claims for damages to persons, property, natural resources, or the environment could result in substantial costs and liabilities to us. Our insurance policies provide liability coverage for sudden and accidental occurrences of pollution and/or clean up and containment of the foregoing in amounts that we believe are comparable to policy limits carried in the marine construction industry.

        Because we engage in certain activities that may constitute "coastwise trade" within the meaning of federal maritime regulations, we are also subject to regulation by the United States Maritime Administration (MarAd), Coast Guard, and Customs Services. Under these regulations, only vessels owned by United States citizens that are built and registered under the laws of the United States may engage in "coastwise trade." Furthermore, the foregoing citizenship requirements must be met in order for us to continue to qualify for financing guaranteed by MarAd, which currently exists with respect to certain of our vessels. Certain provisions of our Articles of Incorporation are intended to aid in compliance with the foregoing requirements regarding ownership by persons other than United States citizens.

        In 2003, we complied fully with the International Ship and Port Facility Security Code (ISPS) as mandated by the Homeland Security Act. Under the ISPS, we performed worldwide security assessments, plans, risk analyses, and other requirements on our vessels and port facilities and began the process of installing automated identification systems on our vessels. We expended approximately $0.3 million in compliance with the aforementioned.

RISK FACTORS

        The following risks and uncertainties are associated with our business:

Our business is substantially dependent on the level of capital expenditures in the oil and gas industry and lower capital expenditures will adversely affect our results of operations.

        The demand for our services depends on the condition of the oil and gas industry and, in particular, on the capital expenditures of companies engaged in the offshore exploration, development, and production of oil and natural gas. Capital expenditures by these companies are primarily influenced by three factors: (1) the oil and gas industry's ability to economically justify placing discoveries of oil and gas reserves in production; (2) the oil and gas industry's need to clear all structures from the lease once the oil and gas reserves have been depleted; and (3) weather events, such as major hurricanes. Historically, prices of oil and natural gas and offshore exploration, development and production have fluctuated substantially. In the current period of uncertainty, oil and gas companies have moderated capital expenditures in economically marginal production areas. This has decreased demand for offshore construction and related services in certain segments in which we participate, and has resulted in increased competition in certain segments for available projects, all of which has adversely affected our profit margins. A sustained period of substantially reduced capital expenditures by oil and gas companies will result in continued decreased demand for our services, low margins, and possibly net losses.

Our debt instruments contain covenants that limit our operating and financial flexibility.

        On March 9, 2004, we entered into a new $125.0 million secured revolving credit facility, which replaced the previous $100.0 million loan facility. Under the terms of our new revolving loan credit facility, we must maintain minimum levels of tangible net worth and earnings before interest, taxes, and depreciation/amortization, not exceed levels of debt and capital expenditures specified in the agreement, and comply with, among other things, an interest coverage ratio and a leverage ratio.

        Our ability to meet the financial ratios and tests under our new credit facility is affected by the results of our operations and by events beyond our control. We may not be able to satisfy those ratios and tests. Under our prior credit facility, it was necessary for us to seek covenant waivers on several occasions. If we fail to comply with these ratios and tests, and we are unable to obtain a waiver, no further borrowings would be available under the revolving credit facility and our lenders will be entitled to, among other things, accelerate the debt outstanding under the credit facility so that it is immediately due and payable and ultimately foreclose on our assets that secure the debt. Any significant inability to draw on the new credit facility or acceleration of the debt outstanding under the credit facility would have a material adverse effect on our financial condition and operations.

Our ability to incur debt and issue letters of credit is limited, which could limit the number and size of contracts we can obtain and/or perform.

        Our new revolving loan facility is limited to $125.0 million. At March 10, 2004, $50.7 million of credit capacity was available under our credit facility. The entire facility is available for issuance of letters of credit, and $110.0 million will be available for direct cash advances. Certain contracts require substantial amounts of working capital and/or performance letters of credit. We may be limited in the number and size of contracts we can perform by our available credit.

Our international operations expose us to additional risks inherent in doing business abroad.

        A significant portion of our revenue is derived from operations outside the United States. The scope and extent of our operations outside of the U.S. Gulf of Mexico means we are exposed to the risks inherent in doing business abroad. These risks include:

    currency exchange rate fluctuations, devaluations, and restrictions on currency repatriation;

    unfavorable taxes, tax increases, and retroactive tax claims;

    the disruption of operations from labor and political disturbances;

    insurrection or war that may disrupt or limit markets;

    expropriation or seizure of our property;

    nullification, modification or renegotiation of existing contracts;

    regional economic downturns; and

    import/export quotas and other forms of public and governmental regulation.

        We cannot predict the nature of foreign governmental regulations applicable to our operations that may be enacted in the future. In many cases, our direct or indirect customer will be a foreign government, which can increase our exposure to these risks. U.S. government-imposed export restrictions or trade sanctions under the Export Administration Act, the Trading with the Enemy Act or similar legislation or regulation may also impede our ability, or the ability of our customers, to operate or continue to operate in specific countries. These factors could have a material adverse effect on our financial condition and results of operation.

We are exposed to the substantial hazards and risks inherent in marine construction and our insurance coverage is limited.

        Our business involves a high degree of operational risks. Hazards and risks that are inherent in marine operations include capsizing, grounding, colliding and sustaining damage from severe weather conditions. In addition, our construction work can disrupt existing pipeline platforms and other offshore structures. Any of these could cause damage to or destruction of vessels, property or equipment, personal injury or loss of life, suspension of production operations, or environmental damage. The failure of offshore pipelines or structural components during or after installation by us could also result in similar injuries or damages. Any of these events could result in interruption of our business or significant liability.

        We cannot always obtain insurance for our operating risks, and it is not practical to insure against all risks in all geographic areas. Builders risk insurance is becoming increasingly expensive and coverage limits have been decreasing. Uninsured liabilities resulting from our operations may adversely affect our business and results of operations.

Critical accounting policies significantly affect our reported financial results and conditions.

        Although our financial statements are prepared in accordance with U.S. generally accepted accounting principles, their preparation requires us to make estimates and judgements that offset the reported amounts. Certain critical accounting policies affect our more significant judgements and estimates and they are described in "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Significant Accounting Policies and Estimates." Actual amounts and results may differ materially from our estimates.

We depend on significant customers.

        Some of our segments derive a significant amount of their revenues from a small number of customers. For example, sales to PEMEX represented more than 10% of our consolidated revenue and a majority of our Latin American revenue in 2002 and 2001. The inability of these segments to continue to perform services for a number of their large existing customers, if not offset by contracts with new or other existing customers, could have a material adverse effect on our business and operations.

During periods of strong demand, we may be unable to obtain critical project materials on a timely basis.

        Our operations depend on being able to timely procure certain project materials, such as pipe, to complete projects in an efficient manner. Our inability to procure critical materials could have a material adverse effect on our business and operations.

We utilize percentage-of-completion accounting.

        Since our contract revenues are recognized on a percentage-of-completion basis, we periodically review contract revenue and cost estimates as the work progresses. Accordingly, adjustments are reflected in income in the period when any revisions are determined. To the extent that these adjustments result in a reduction of previously reported profits, we would recognize a charge against current earnings that may be significant depending on the size of the adjustment.

        We may not complete our fixed-price contracts within our original estimates of costs, which will adversely affect our results.

        Because of the nature of the offshore construction industry, most of our projects are performed on a fixed-price basis. The profits we realized on one of our contracts will often vary from the estimated amounts because of changes in offshore job conditions, in labor and equipment productivity and in third party costs. In addition, we sometimes bear the risk of delays caused by bad weather conditions. We may continue to suffer lower profits or even losses on projects because of cost overruns resulting from these or other causes.

We have incurred losses in recent periods and may incur additional losses in the future which could adversely effect our operations.

        In recent years we have incurred losses from operations. We incurred operating losses in 2003 and 2002. We may continue to have operating losses in the future if we cannot obtain sufficient work and complete projects within our cost estimates. Continuing operating losses could have significant adverse effects on our future operations including limiting our ability to adjust to changing market conditions, reducing our ability to withstand competitive pressures and impairing our ability to obtain financing to provide for future working capital needs and capital expenditures.

If we are unable to attract and retain skilled workers our business will be adversely affected.

        Our operations depend substantially upon our ability to continue to retain and attract project managers, project engineers, and skilled construction workers such as divers, welders, pipefitters, and equipment operators. Our ability to expand our operations is impacted by our ability to increase our labor force. The demand for skilled workers in our industry is currently high and the supply is limited. As a result of the cyclical nature of the oil and gas industry as well as the physically demanding nature of the work, skilled workers may choose to pursue employment in other fields. A significant increase in the wages paid or benefits offered by competing employers could result in a reduction in our skilled labor force, increases in our employee costs, or both. If either of these events occur, our operations and results could be materially adversely affected.

Our results of operations may be adversely affected by unforeseen work stoppages or labor problems.

        Some of our employees and the employees of some of our subcontractors are represented by unions. None of our employees are covered by a collective bargaining agreement; however, we are aware of recent efforts by union representatives to expand their reach in the offshore construction industry. We are not protected against illegal work stoppages by our employees or employees of the subcontractors we use. For example, in 2003, we experienced reduced productivity on one project due to a work stoppage by some employees of our welding subcontractor. Work stoppages or other labor problems could materially adversely effect our operations.

Our operations could suffer with the loss of one of our senior officers or other key personnel.

        Our success depends heavily on continued services of our senior management and key employees, including William J. Dore', our founder, Chairman of the Board and Chief Executive Officer. Our officers and key personnel have extensive experience in our industry, so if we were to lose any of our key employees or executive officers, our operations could suffer.

Our industry is highly competitive.

        Offshore construction companies compete intensely for projects. Contracts for our services are generally awarded on a competitive bid basis, and intense price competition is a primary factor in determining who is awarded the job. Customers also consider availability and capability of equipment, reputation, experience, and safety record of the contender in awarding jobs. Certain competitors may be willing to accept risks or work for little or no margin on projects to gain experience or market share, to cover fixed costs of their fleets or to avoid the expense of temporarily idling vessels, resulting in reduced prices. During industry down cycles in particular, we may have to accept lower rates for our services and vessels or increased contractual liabilities. As we have increased our operations in deeper waters and internationally, we have encountered additional competitors, many of who have greater experience than we do in these markets and greater resources. As large international companies relocate vessels to the Gulf of Mexico, levels of competition may increase and our business could be adversely affected.

        Additionally, our competitiveness in international markets may be adversely affected by regulations requiring, among other things, the awarding of contracts to local contractors, the employment of local citizens and/or the purchase of supplies from local vendors or that favor or require local ownership.

Compliance with environmental and other governmental regulations could be costly and could negatively impact our operations.

        Our vessels and operations are subject to and affected by various types of governmental regulation including many international, federal, state and local environmental protection laws and regulations. These laws and regulations are becoming increasingly complex and stringent, and compliance may become increasingly difficult and expensive. We may be subject to significant fines and penalties for non-compliance, and some environmental laws impose joint and several "strict liability" for cleaning up spills and releases of oil and hazardous substances, regardless of whether we were negligent or at fault. These laws and regulations may expose us to liability for the conduct of or conditions caused by others, or for our acts that complied with all applicable laws at the time we performed the acts.

        Adoption of laws or regulations that have the effect of curtailing exploration for and production of oil and natural gas in our areas of operation could adversely affect our operations by reducing demand for our services. In addition, new laws or regulations, or changes to existing laws or regulations may increase our costs or otherwise adversely affect our operations.

Our principal shareholder is able to exercise substantial influence.

        As of March 10, 2004, Mr. William J. Dore' beneficially owns approximately 29% of our outstanding common stock. As a result, Mr. Dore' is able to exercise substantial influence on the outcome of matters requiring a shareholder vote, including the election of directors. This influence may have the effect of delaying, deferring, or preventing a change in control of our company.

We limit foreign ownership of our company, which could reduce the price of our common stock.

        Our articles of incorporation limit the percentage of outstanding common stock and other classes of voting securities that non-United States citizens can own. Applying the statutory requirements applicable today, our articles of incorporation provide that no more than 25% of our outstanding common stock may be owned by non-United States citizens. These restrictions may at times preclude United States citizens from transferring their common stock to non-United States citizens. This may also restrict the available market for resale of shares of common stock and for the issuance of shares by us and could adversely affect the price of our common stock.

Provisions in our corporate documents and Louisiana law could delay or prevent a change in control of our company, even if that change would be beneficial to our shareholders.

        The existence of some provisions in our corporate documents could delay or prevent a change in control of our company, even if that change would be beneficial to our shareholders. Our articles of incorporation and by-laws contain provisions that may make acquiring control of our company difficult, including: provisions relating to the nomination and removal of our directors, provisions regulating the ability of our shareholders to bring matters for action at annual meetings of our shareholders, and the authorization given to our board of directors to issue and set the terms of preferred stock. Louisiana law also effectively limits the ability of a potential acquirer to obtain a written consent of our shareholders.

We may issue preferred stock whose terms could adversely affect the voting power or value of our common stock.

        Our articles of incorporation authorize us to issue, without the approval of our shareholders, one or more classes or series of preferred stock having such preferences, powers and relative, participating, optional and other rights, including preferences over our common stock respecting dividends and distributions, as our board of directors generally may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our common stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events, or on the happening of specified events, or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of the common stock.

We have no plans to pay dividends on our common stock.

        We have no plans to pay dividends in the foreseeable future. We intend to invest our future earnings, if any, to fund our growth. In addition, our revolving credit facility limits the payment of cash dividends. Any payment of future dividends will be at the discretion of our board of directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions applying to the payment of dividends, and other considerations that our board of directors deems relevant.

SEC REPORTING

        We electronically file certain documents with, or furnish such documents to, the Securities and Exchange Commission ("SEC"), including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, along with any related amendments and supplements thereto. From time-to-time, we may also file registration and related statements pertaining to equity or debt offerings. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information regarding the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file or furnish documents electronically with the SEC.

        We provide free electronic access to our annual, quarterly, and current reports (and all amendments to these reports) on our internet website, www.globalind.com. These reports are available on our website as soon as reasonably practicable after we electronically file or furnish such materials with or to the SEC. Information on our website does not constitute part of this Annual Report. You may also contact our investor relations department at 281-529-7979 for copies of these reports free of charge.

ITEM 2. PROPERTIES

        We operate a fleet of eighteen construction barges, twenty-two liftboats, and twenty-eight DSVs, OSVs, and other support vessels. Sixteen of our construction barges are designed to perform more than one type of construction project which enables these combination barges to sustain a higher utilization rate. A listing of our significant vessels along with a brief description of the capabilities of each is presented on page 17 of this Annual Report.

        The Hercules is a 444-foot dynamically positioned pipelay/heavy-lift barge with a 2,000-ton crane capable of performing revolving lifts up to approximately 1,600 tons. The Hercules is capable of spooling up to eighty-four miles of 6.625-inch diameter pipe, twenty-two miles of 12.75-inch diameter pipe, or ten miles of 18-inch pipe using its portable reel. This reel is capable of being removed and installed on the Hercules as job demands change. The Hercules' current base of operations is U.S. Gulf of Mexico.

        The Chickasaw, a 275-foot dynamically positioned pipelay/derrick barge, has a dedicated pipelay reel which has a capacity ranging from forty-five miles of 4.5-inch diameter pipe, nineteen miles of 6.625-inch diameter pipe or four miles of 12.75-inch diameter pipe in one continuous length. We own four additional portable pipelay reels, which can be mounted on the deck of our barges for pipelay by the reel method or used as additional capacity on the Chickasaw. We own and operate four jetting sleds, which are capable of burying pipe up to thirty-six inches in diameter, and three Mudbugs, for burying pipe simultaneously with the pipeline installation. The Chickasaw's current base of operations is the U.S. Gulf of Mexico.

        In August 2003, we renegotiated our long-term charter of the Titan 2, a 456-foot self-propelled twin-hulled derrick ship, to provide improved vessel staffing and maintenance flexibility. The Titan 2 is capable of lifting 880 tons and has over 23,000 square feet of working deck area. The Titan 2's current base of operations is Mexico's Bay of Campeche.

        The Pioneer is a dynamically positioned SWATH (Small Waterplane Area Twin Hull) vessel that provides support services in water depths to 8,000 feet. The Pioneer's hull design reduces weather sensitivity, allowing the vessel to continue operating in up to 12-foot seas and remain on site in up to 20-foot seas. The vessel is equipped to install, maintain, and service subsea completions, support saturation diving, and equipped for abandonment operations, pipeline installation support, and other services beyond the capabilities of conventional DSVs. The Pioneer's current base is the U. S. Gulf of Mexico.

        Our Global Divers and Marine Contractors division operates twenty-two liftboats. Liftboats are self-propelled, self-elevating vessels, which can efficiently support offshore construction and other services, including dive support and salvage operations in water depths up to 180 feet.

        We own all of our barges and vessels, with the exception of the Titan 2, and fifty-six are subject to ship mortgages. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources-Long-Term Debt." In compliance with governmental regulations, our insurance policies, and certain of our financing arrangements, we are required to maintain our barges and vessels in accordance with standards of seaworthiness and safety set by government regulations or classification organizations. We maintain our fleet to the standards for seaworthiness, safety, and health set by the International Maritime Organization or the U.S. Coast Guard and are inspected by the American Bureau of Shipping, Bureau Veritas, Lloyd's Registry, or Det Norske Veritas.

        We also own thirteen saturation diving systems. One of the units is installed in the New Iberia Research and Development Center and used to support welding research as well as offshore operations. Our saturation systems range in capacity from four to fourteen divers. Two of the saturation systems are capable of supporting dives as deep as 1,500 feet. Each saturation system consists of a diving bell for transporting the divers to the sea floor and pressurized living quarters. The systems have surface controls for measuring and mixing the specialized gases that the divers breathe and connecting hatches for entering the diving bell and providing meals and supplies to the divers.

        In the normal course of our operations, we also lease or charter other vessels and equipment such as tugboats, cargo barges, utility boats, dive support vessels, and ROVs.

        We own 625 acres near Carlyss, Louisiana and have constructed a deepwater support facility and pipebase. The location serves as the corporate headquarters and the headquarters of our Gulf of Mexico Offshore Construction operations. The facility is capable of accommodating our deepwater draft vessels and pipe spooling for the Chickasaw and the Hercules.

The following table summarizes our significant existing facilities as of December 31, 2003:
Location	Principal Use	Approximate Square Feet or Acreage		Owned/Leased (Lease Expiration)

Carlyss, LA	Shore base/Corporate Headquarters	625	acres	Owned
Port of Iberia, LA	Shore base	39	acres	Owned
Houston, TX	Office	55,680	sq. ft.	Leased (Jul. 2013)
Lafayette, LA (1)	Office/Training/Storage	13,154	sq. ft.	Leased (Dec. 2004)
Cd. Del Carmen, Mexico	Warehouses	7,874	sq. ft.	Leased (Dec. 2004)
Cd. Del Carmen, Mexico	Office/Workshop	41,042	sq. ft.	Owned
Bangkok, Thailand	Office	11,543	sq. ft.	Leased (Apr. 2005)
Batam Island, Indonesia	Shore base	52	acres	Leased (Mar. 2028)
Sharjah, United Arab Emirates	Office/Shore base	64,946	sq. ft.	Leased (Dec. 2004)

________________

  Leased from our Chairman and Chief Executive Officer, Mr. William J. Dore'.

Global Industries, Ltd.

Listing of Construction Barges and Swath Vessel
	Vessel Type	Length (Feet)		Pipelay		Year Acquired/ Leased	Living Quarter Capacity
			Derrick	Maximum Pipe Diameter (Inches)	Maximum Water Depth (Feet)
			Maximum Lift (Tons)

Construction Barges:
Titan 2	Derrick	456	880	--	--	2001	326
Hercules	Pipelay/reel/derrick	444	2,000	60.00	10,000	1995	191
Seminole	Pipelay/derrick	424	800	48.00	1,500	1997	220
Comanche	Pipelay/derrick	400	1,000	48.00	1,500	1996	223
Shawnee	Pipelay/derrick	400	860	48.00	1,500	1996	272
Iroquois	Pipelay/derrick	400	250	60.00	1,000	1997	259
DLB 264	Pipelay/derrick	397	1,000	60.00	1,000	1998	220
DLB 332	Pipelay/derrick	351	750	60.00	1,000	1998	208
Cheyenne	Pipelay/bury/derrick	350	800	36.00	1,500	1992	190
Arapaho	Derrick	350	800	--	---	1992	100
Cherokee	Pipelay/derrick	350	925	36.00	1,500	1990	183
Chickasaw	Pipelay/reel/derrick	275	160	12.75	6,000	1990	70
Tonkawa	Derrick/bury	250	175	--	--	1990	73
Sea Constructor	Pipelay/bury	250	200	24.00	400	1987	104
Navajo	Pipelay/derrick	240	150	10.00	600	1992	129
G/P 37	Pipelay/bury	188	140	16.00	300	1981	58
Pipeliner 5	Pipelay/bury	180	25	14.00	200	1996	60
G/P 35	Pipelay/bury	164	100	16.00	200	1978	46
SWATH Vessel:
Pioneer	Multi-service	200	50	--	--	1996	57

        In 2003, the construction barges Sara Maria and Mohawk were sold.

ITEM 3. LEGAL PROCEEDINGS

        In November 1999, we notified Groupe GTM (now Vinci), that as a result of material adverse changes and other breaches by Vinci, we were no longer bound by and were terminating the Share Purchase Agreement to purchase the shares of ETPM S.A. Vinci responded stating that they believed we were in breach. The Share Purchase Agreement provided for liquidated damages of $25.0 million to be paid by a party that failed to consummate the transaction under certain circumstances. We have notified Vinci that we do not believe that the liquidated damages provision is applicable to our termination of the Share Purchase Agreement. On December 23, 1999, we filed suit against Vinci in Tribunal de Commerce de Paris to recover damages. On June 21, 2000, Vinci filed an answer and counterclaim against us seeking the liquidated damages of $25.0 million and other damages, costs and expenses of approximately $3.2 million based on current exchange rates. In November 2003, the Paris Commercial Court ruled in favor of Vinci in the matter and awarded Vinci $25.0 million plus approximately $8.5 million in interest, exchange rate differential, and legal fees. As a result, although we have not yet paid the judgment we recorded a $33.5 million (pre-tax) provision in the fourth quarter of 2003. We are currently appealing this verdict in the Cour d'appel de Paris. Although the provision for the judgement had a significant impact on our reported results for 2003, we do not believe that the ultimate outcome of this matter will have a material adverse effect on our future results of operations or business operations.

        Our operations are subject to the inherent risks of offshore marine activity including accidents resulting in the loss of life or property, environmental mishaps, mechanical failures, and collisions. We insure against these risks consistent with industry standards. We believe our insurance should protect us against, among other things, the cost of replacing the total or constructive total loss of our vessels. We also carry workers' compensation, maritime employer's liability, general liability, and other insurance customary in our business. All insurance is carried at levels of coverage and deductibles that we consider financially prudent. Recently the industry has experienced a tightening in the builder's risk market, which has increased deductibles and reduced coverage.

        Our services are provided in hazardous environments where accidents involving catastrophic damage or loss of life could result and litigation arising from such an event may result in us being named a defendant in lawsuits asserting large claims. Although there can be no assurance that the amount of insurance carried by our company is sufficient to protect us fully in all events, management believes that our insurance protection is adequate for our business operations. A successful liability claim for which we are underinsured or uninsured could have a material adverse effect on us.

        We are involved in various routine legal proceedings primarily involving claims for personal injury under the General Maritime Laws of the United States and Jones Act as a result of alleged negligence. We believe that the outcome of all such proceedings, even if determined adversely, would not have a material adverse effect on our business or financial statements.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM (Unnumbered). EXECUTIVE OFFICERS OF THE REGISTRANT

        (Provided pursuant to General Instruction G to Form 10-K)

        All executive officers named below, in accordance with the By-Laws, are elected annually and hold office until a successor has been duly elected and qualified. Our executive officers as of March 10, 2004, were as follows:
Name	Age	Position
William J. Dore'	61	Chairman of the Board of Directors and Chief Executive Officer
Peter S. Atkinson	56	President
J. Michael Pearson	56	Chief Operating Officer
James J. Dore'	49	President, Global Divers and Marine Contractors
Timothy W. Miciotto	60	Senior Vice President, Chief Financial Officer
Russell J. Robicheaux	55	Senior Vice President, General Counsel

        Mr. William J. Dore' is our founder and has served as Chairman of the Board of Directors, President and Chief Executive Officer since 1973 and most recently, as of June 2000, Chairman of the Board and Chief Executive Officer. Mr. Dore' has over thirty years experience in the diving and marine construction industry. He is a past President of the Association of Diving Contractors, an industry trade association, and has served on the Board of Directors executive committee of the National Ocean Industry Association.

        Mr. Atkinson joined our company in September 1998 as Vice President and Chief Financial Officer. In June 2000, he was named President. Prior to joining our company he had been Director - Financial Planning with J. Ray McDermott, S.A., having previously served in various capacities at McDermott International, Inc. and J. Ray McDermott, S.A. for twenty-three years. At McDermott, he served at the corporate level as well as in the North Sea, Middle East, West Africa, and Central and South America.

        Mr. Pearson joined our company in January 2002 as Senior Vice President-Strategic Planning. In May 2002, he was named Chief Operating Officer. Prior to joining our company, Mr. Pearson served in a general management position for Enron Engineering and Construction Co. during 2000 and 2001. Prior to that position, Mr. Pearson served as Executive Vice President for Transoceanic Shipping Co. in 1999 and President and Chief Executive Officer for International Industrial Services, Inc. from 1997 to 1999. In addition, Mr. Pearson served in various management capacities at McDermott International, Inc. for twenty-five years.

        Mr. James Dore' has over twenty-five years of service with our company. He has held a number of management positions with responsibility for marketing, contracts and estimating, and diving operations. Mr. Dore' was named Vice President, Marketing in March 1993, Vice President, Special Services in November 1994 and Vice President, Diving and Special Services in February 1996. In August 2001, he was named Senior Vice President, Diving and Special Services. In November 2002, Mr. Dore' was named President of Global Divers and Marine Contractors. Mr. Dore' previously served as President of the Association of Diving Contractors, an industry trade association. Mr. Dore' is the brother of William J. Dore'.

        Mr. Miciotto joined our company as Vice President and Chief Financial Officer in June 2000. In August 2001, he was named Senior Vice President, Chief Financial Officer. Mr. Miciotto has over thirty-five years of experience in both domestic and international financial management positions with McDermott International, Inc., including resident experience in Lebanon, Belgium, England and Singapore. Prior to joining our company, he had been Director - Materials and Transportation with McDermott International, Inc. for the preceding five years.

        Mr. Robicheaux joined our company in August 1999 as Vice President and General Counsel. In August 2001, he was named Senior Vice President, General Counsel. Prior to joining our company, Mr. Robicheaux had been Assistant General Counsel with J. Ray McDermott, S.A. since 1995. In addition, he served in various engineering and legal capacities at McDermott International, Inc. for the preceding twenty-five years, including design and field engineering, project engineering, estimating and project management.

PART II

ITEM 5.         MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Common Stock Trading and Dividends

        Our common stock is traded on the NASDAQ National Market System under the symbol "GLBL." The following table presents for the periods indicated the high and low closing sales prices per share of our common stock.

	High	Low
2002
First Quarter	$ 9.510	$ 7.380
Second Quarter	9.998	6.650
Third Quarter	6.850	3.950
Fourth Quarter	4.910	3.440
2003
First Quarter	$ 4.780	$ 3.230
Second Quarter	5.950	4.280
Third Quarter	5.300	3.910
Fourth Quarter	5.300	4.080

        As of March 10, 2004, there were approximately 1,000 holders of record of our common stock and approximately 10,000 beneficial holders of our common stock.

        We have never paid cash dividends on our common stock and we do not intend to pay cash dividends in the foreseeable future. We currently intend to retain earnings, if any, for the future operation and growth of our business. Certain of our financing arrangements restrict the payment of cash dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources-Long-Term Debt."

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table sets forth certain information as of December 31, 2003 regarding our equity compensation plans.
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a))
Equity compensation plans approved by Shareholders:	(a)
1992 Stock Option Plan	2,129,381	$ 10.884	--
1992 Restricted Stock Plan	--	$ --	147,111
1995 Employee Stock Purchase Plan	165,574	$ 3.649	975,680
1998 Equity Incentive Plan	5,405,387	$ 8.533	1,738,412
Equity compensation plans not approved by Shareholders:
None	--		--
Total	7,700,342		2,861,203

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below for each of the past five fiscal periods should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Year Ended December 31,
	2003 (1)(2)	2002 (1)(3)	2001	2000	1999
	(in thousands, except per share and ratio data)

Revenues	$ 488,719	$ 494,010	$ 406,104	$ 298,745	$ 387,452
Gross profit	9,751	63,478	70,849	35,383	45,600
Net (loss) income	(68,329)	(29,363)	6,156	(16,690)	(1,131)
Net (loss) income per share
Basic	$ (0.68)	$ (0.30)	$ 0.07	$ (0.18)	$ (0.01)
Diluted	$ (0.68)	$ (0.30)	$ 0.07	$ (0.18)	$ (0.01)
Weighted average common
Shares outstanding
Basic	100,743	99,511	92,753	91,982	90,700
Diluted	100,743	99,511	93,847	91,982	90,700
Ratio of earnings to fixed
charges (4)	(5)	(5)	1.4x	(5)	(5)
Total assets (6)	$ 620,831	$ 701,644	$ 748,177	$ 730,187	$ 755,935
Working capital (6)	37,321	75,060	64,588	37,949	58,561
Long-term debt, total (6)	123,728	126,657	234,740	236,627	252,407

________________

  Pursuant to FAS 142, we discontinued the amortization of goodwill in 2002. As a result, net (loss) income and net (loss) income per share amounts for years prior to 2002 are not directly comparable. See Note 1 of the Notes to Consolidated Financial Statements.

  Included in the net (loss) income and net (loss) income per share and the ratio calculations is the effect of the pre-tax $33.5 million provision related to the adverse ruling in the Global and Vinci litigation. See Note 6 of the Notes to Consolidated Financial Statements.

  Included in the net (loss) income and net (loss) income per share and the ratio calculations is the effect of the one-time pretax non-cash charge of $45.8 million. See Note 12 of the Notes to Consolidated Financial Statements.

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

  Earnings were inadequate to cover fixed charges by $68.0 million, $34.2 million, $20.1 million and $11.8 million for 2003, 2002, 2000, and 1999, respectively.

  As of the end of the period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

        The following discussion presents management's discussion and analysis of our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

        Certain of the statements included below and in other portions of this Annual Report, including those regarding future financial performance or results that are not historical facts, are or contain "forward looking" information as that term is defined in the Securities Act of 1933, as amended. The words "expect," "believe," "anticipate," "project," "estimate," and similar expressions are intended to identify forward-looking statements. We caution readers that any such statements are not guarantees of future performance or events and such statements involve risks, uncertainties and assumptions. Factors that could cause actual results to differ from those expected include, but are not limited to, dependence on the oil and gas industry and industry conditions, general economic conditions including interest rates and inflation, competition, our ability to continue our acquisition strategy, successfully manage our growth, and obtain funds to finance our growth, operating risks, contract bidding risks, the use of estimates for revenue recognition, risks of international operations, risks of vessel construction such as cost overruns, changes in government regulations, and disputes with construction contractors, dependence on key personnel and the availability of skilled workers during periods of strong demand, availability of project materials during periods of strong demand, the impact of regulatory and environmental laws, the ability to obtain insurance, and other factors discussed below. Operating risks include hazards such as vessel capsizing, sinking, grounding, colliding, and sustaining damage in severe weather conditions, fire and explosion. These hazards can also cause personal injury, loss of life, severe damage to and destruction of property and equipment, pollution and environmental damage, and suspension of operations. The risks inherent with international operations include political, social, and economic instability, exchange rate fluctuations, currency restrictions, nullification, modification, or renegotiations of contracts, potential vessel seizure, nationalization of assets, import-export quotas, and other forms of public and governmental regulation. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual results and outcomes may differ materially from those indicated in the forward-looking statements.

Results of Operations

Overview

        Our results of operations reflect the level of offshore construction activity in the Gulf of Mexico and the international locations in which we operate. The results also reflect our ability to win jobs through competitive bidding and manage awarded jobs to successful completion. The level of offshore construction activity is principally determined by three factors: first, the oil and gas industry's ability to economically justify placing discoveries of oil and gas reserves in production; second, the oil and gas industry's need to clear all structures from the lease once the oil and gas reserves have been depleted; and third, weather events such as major hurricanes.

        We conduct our operations through two divisions, Offshore Construction (OCD) and Global Divers and Marine Contractors (GDMC). OCD includes all pipelay (except shallow-water Gulf of Mexico) and derrick lifts. GDMC includes all diving and marine support services worldwide and Gulf of Mexico shallow-water pipelay.

        Our results of operations for our OCD and GDMC divisions depend heavily on obtaining a sufficient quantity of offshore construction contracts with sufficient gross profit margins. Contract bidding is very competitive and in the recent past has resulted in contractors willing to assume greater amounts of risk, for no additional or reduced pricing, in order to be awarded the contract. As a result, contract margins have eroded throughout the industry. However, recent trends indicate a decreased contractor tolerance for uncompensated risk.

        Most of our OCD revenue is obtained through larger more complex contracts that are longer in duration and require significant amounts of working capital. Most of these contracts are bid on a lump-sum basis and are secured by a letter of credit or performance bond, which insures proper completion. These contracts are inherently risky and are subject to many unforeseen circumstances and events that may affect productivity. As productivity decreases, with no offsetting decrease in costs or increases in revenue, contract margins erode as compared to our bid margins. As a result, our OCD revenues and margins are subject to a high degree of variability.

        Our competition and inherent operating risks vary in every area of the world in which we operate which effects individual segment profitability. Recently, inherent operating risks have been greater in our West Africa OCD division.

        Due to the nature of OCD contracts and adding to the degree of project execution difficulty, changes in the scope of the base contract sometimes occur as contract work progresses. A change order usually increases the scope of work, but may also decrease the scope and, consequently, the contract revenue and costs. Either the customer or we may initiate change orders. At the time of initiation, change orders may be approved or unapproved by either party, priced or unpriced, and/or defined or undefined regarding detailed scope. Quite often, although the scope of work is defined, the associated increase or decrease in contract revenue will be governed by contract terms or negotiated later, sometimes after the work is performed. We recognize these change orders as revenue in accordance with accounting principals generally accepted in the United States. (See "Significant Accounting Policies and Estimates.")

        Most GDMC revenues are short-term in nature, involve numerous smaller contracts, and are usually based on a day-rate charge. Financial risks associated with these types of contracts are normally limited due to their short-term and non lump-sum nature. Revenues and margins in our GDMC division tend to be more consistent than in our OCD division.

        Our 2003 results reflect a difficult year in which both our revenues and our results declined. The decline in revenues can be primarily attributed to reduced activity in our OCD Latin America segment and in our GDMC division. Our results reflect not only reduced activity but also significant deterioration in gross profit margins primarily due to poor productivity on several large contracts, as well as weather delays in projects that increased our costs. In addition, in the fourth quarter of 2003, we recorded a $33.5 million pre-tax provision related to an adverse ruling by the Paris Commercial Court in the long-standing litigation between Groupe GTM (now Vinci) and us. This litigation related to the termination of the 1999 Share Purchase Agreement pursuant to which we were to have acquired ETPM, S.A. a subsidiary of Groupe GTM. We are currently appealing this verdict in the Cour d'appel de Paris.

        In the fourth quarter of 2002, we reviewed our management structure, and effective January 1, 2003, we reorganized our operating management structure and our existing business lines. These changes were made to adapt to certain marketplace conditions in our domestic and international operations. In conjunction with the reorganization, we eliminated non-core and under-performing assets relating to certain of our marine assets and support facilities and recorded a one-time pretax non-cash charge of $45.8 million associated with these assets.

        The following table sets forth, for the periods indicated, statement of operations data expressed as a percentage of revenues.

	Year Ended December 31,
	2003	2002	2001
Revenues	100.0%	100.0%	100.0%
Cost of operations	98.0	87.2	82.6
Gross profit	2.0	12.8	17.4
Goodwill amortization	--	--	0.8
Losses on asset disposal and impairment	--	9.3	--
Provision for Vinci (Groupe GTM) litigation	6.9	--	--
Net gains on asset disposal	(1.2)	(0.8)	(0.2)
Selling, general and administrative expenses	8.1	8.0	8.8
Operating income (loss)	(11.8)	(3.7)	8.0
Interest expense	2.2	3.0	5.4
Other expense (income)	(0.1)	0.3	0.1
Income (loss) before income taxes	(13.9)	(7.0)	2.5
Provision (benefit) for income taxes	0.1	(1.0)	1.0
Net income (loss)	(14.0)%	(6.0)%	1.5%

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

	Year Ended December 31,
	2003	2002	Percentage Change
	(In millions)
Revenues	$488.7	$494.0	(1)%
Cost of operations	478.9	430.5	11
Gross profit	9.8	63.5	(85)
Losses on asset disposal and impairment	--	45.8	*
Provision for Vinci (Groupe GTM) litigation	33.5	--	*
Net gains on asset disposal	(5.6)	(4.0)	40
Selling, general and administrative expenses	39.5	39.5	0
Operating loss	(57.6)	(17.8)	224
Other expense (income):
Interest expense	10.8	14.7	(27)
Other	(0.4)	1.7	(124)
	10.4	16.4	(37)
Loss before income taxes	(68.0)	(34.2)	99
Provision (benefit) for income taxes	0.3	(4.8)	(106)
Net loss	$(68.3)	$(29.4)	132
______________ * Not meaningful

Revenues. The 1% decrease in revenues from 2002 to 2003 was primarily attributable to a 19% decrease in revenues in our Global Divers and Marine Contractors Division. In our Global Divers and Marine Contractors Division activity and pricing decreased as compared to the same period last year. The decrease in revenues in our Global Divers and Marine Contractors Division was partially offset by increased revenues in our Offshore Construction Division due primarily to increased utilization. Major construction barge utilization in our Offshore Construction Division was 37% in 2003 compared with 33% utilization in 2002. Activity in our Offshore Construction Division's Gulf of Mexico and Middle East segments increased dramatically but was partially offset by a significant decline in activity in Latin America. For a detailed discussion of revenues in each division and geographic area, (See "Segment Information Overview.")

Gross Profit. The 85% decrease in gross profit from 2002 to 2003 was attributable to decreased activity in our Latin America segments, which provided favorable contract margins in 2002, reduced productivity and increased costs on pipeline contracts in our Offshore Construction Division's West Africa segment (including the misappropriation of our funds by an indigenous import/export agent) and in our Offshore Construction Division's Gulf of Mexico segment (including a work stoppage by workers of a welding subcontractor). Productivity and efficiency decreases, with no offsetting decrease in costs or increase in revenues, resulted in reduced contract margins. As a percentage of revenues, gross profit declined to 2% in 2003 compared to 13% for 2002.

Operating Loss. The 224% increase in our operating loss from 2002 to 2003 was primarily attributable to the decline in gross profit described above and the recording of a provision of $33.5 million (pre-tax) related to the adverse ruling in the long-standing litigation with Vinci (Groupe GTM). (For additional information regarding the GTM litigation, see Note 6 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.) Gains on asset disposals increased $1.6 million due primarily to a $5.6 million pretax gain from the sale of two construction barges (the Sara Maria and Mohawk) in our Offshore Construction Division's Latin America segment in 2003. Gains on asset disposals in 2002 primarily relate to an insurance settlement gain on one vessel in our Global Divers and Marine Contractors Division's Gulf of Mexico segment. Selling, general and administrative expenses were unchanged from 2002 to 2003.

Depreciation and Amortization. Depreciation and amortization, including amortization of dry-docking costs, for 2003 decreased 7% to $54.4 million compared to the $58.3 million recorded in 2002. The decline was due primarily to the existence of a $0.9 million charge in 2002 relating to a charge for unamortized term loan origination fees due to the early repayment of our term loan facility and a decrease in the utilization of certain of our Offshore Construction Division's Gulf of Mexico segment pipelay/derrick barges that carry a high depreciable basis and are depreciated on a units of production basis.

Interest Expense. Interest expense decreased $3.9 million for 2003. Of this 27% decrease, 90% is attributable to lower interest rates and 10% is attributable to lower average outstanding debt levels.

Other Expense (Income). The 37% decline in other expenses is primarily due to reduced exchange rate losses in 2003.

Net Loss. The 132% increase in our net loss was the result of the factors described above that reduced our gross profit and operating income. Our effective tax rate is (1%) in 2003 compared to 14% for 2002. The decrease in the effective tax rate is due primarily to the following: 1) the reduction in earnings in certain foreign jurisdictions that are taxed on a deemed profits, percentage of revenue, basis; 2) net operating losses in certain foreign jurisdictions that have not been tax-benefited; and 3) a $4.3 million tax expense attributable to the establishment of a valuation allowance for a capital loss carry-forward previously anticipated to be utilized by 2004.

Segment Information Overview. We conformed our segment reporting to changes in our operating management structure and existing business lines that were effective January 1, 2003. Our new reportable segments include two divisions, the Offshore Construction Division and the Global Divers and Marine Contractors Division, each with five reportable segments. The Offshore Construction Division includes all pipelay (except shallow-water Gulf of Mexico) and derrick lifts. The Global Divers and Marine Contractors Division includes all diving and marine support services worldwide, and Gulf of Mexico shallow-water pipelay. We have identified ten reportable segments as required by SFAS 131.

Total revenues in our Offshore Construction Division increased slightly to $384.2 million in 2003 from $381.0 million in 2002 but results were adversely affected as this division's loss before taxes increased 95% from $21.0 million in 2002 to $40.9 million in 2003. This decline, which was partially offset by the existence of the $13.7 million of disposal and impairment costs associated with the one-time non-cash charge in 2002, was primarily due to the following:

    productivity losses on several significant projects in our West Africa segment resulting in significant project losses;

    misappropriation of our funds by an indigenous import/export agent on a project in West Africa;

    productivity losses on two significant projects (due to inclement weather and subcontractor work stoppages) in the Gulf of Mexico resulting in significant project margin deterioration; and

    reduced activity in the Latin America segment, which historically maintains favorable contract margins.

        Although total revenues from our Global Divers and Marine Contractors Division declined $30.6 million or 19% to $131.5 million (including $26.3 million intersegment revenues) in 2003 from $162.1 million (including $46.7 million intersegment revenues) in 2002, this division's results increased substantially from a loss before taxes of $13.5 million in 2002 to income before taxes of $7.1 million in 2003. Revenues declined due to reduced activity and pricing. Excluding the effects of the $32.1 million of disposal and impairment cost associated with the one-time non-cash charge in 2002, income before taxes decreased $11.5 million or 62% due to decreased activity and pricing.

        The following discusses the results of operations for each of our reportable segments during 2003 and 2002. For additional information concerning the financial results of each segment, see Note 8 to the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

        Offshore Construction Division:

        Gulf of Mexico - Revenues increased 88% to $112.3 million (including $0.7 million intersegment revenues) for 2003 from $59.6 million (including $2.4 million intersegment revenues) for 2002 due primarily to work performed on two large contracts, one of which had a large amount of procurement and subcontractor content. Vessel utilization increased to 35% for 2003 from 27% for the prior year. Loss before income taxes decreased by $21.4 million, or 93%, to a loss before income taxes of $1.5 million for 2003 from a loss before income taxes of $22.9 million for 2002. Excluding the effect of the $10.2 million of disposal and impairment costs associated with the one-time non-cash charge in 2002, loss before taxes decreased $11.2 million due primarily to the increased activity and the transfer of two vessels to our Middle East OCD segment in 2003, partially offset by losses on one contract related to inclement weather conditions and reduced productivity on another project due to a work stoppage by some employees of our welding subcontractor.

        West Africa - Revenues increased 20% to $100.0 million for 2003 compared to $83.4 million for 2002. The increase in revenues was due to three large pipeline projects in process during 2003. Each of these projects was negatively impacted during 2003 by reduced efficiencies as well as mechanical and weather downtime and significant contractual disputes. In addition, in April 2003 we discovered that $3.4 million of our funds was misappropriated by an indigenous import/export agent on one project. As a result of these issues, the 2003 loss before taxes increased $21.3 million to $26.4 million for 2003 compared to $5.1 million for 2002.

        Latin America - Revenues decreased 89% to $19.0 million for 2003 from $169.1 million for 2002 due primarily to decreased activity during 2003. Moreover, 2002 included two large projects. Income before taxes decreased $26.5 million to a loss before taxes of $16.7 million for 2003 compared to income before taxes of $9.8 million for 2002. Excluding the effect of the $1.4 million of disposal and impairment costs associated with the one-time non-cash charge in 2002, income before taxes decreased $27.9 million to a loss as a result of decreased activity partially offset by the sale of two construction barges in the third quarter of 2003 that resulted in a gain of $5.6 million.

        Asia Pacific - Revenues increased 19% to $80.0 million for 2003 compared to $67.3 million for 2002. Income before taxes increased $2.4 million to $1.1 million compared to a loss before taxes of $1.3 million for 2002. The increase in revenues is due primarily to increased activity. Excluding the effect of the $2.1 million of disposal and impairment cost associated with the one time non-cash charge in 2002, income before taxes increased by $0.3 million or 38% due primarily to increased activity partially offset by the changes in mix of contract work.

        Middle East -Revenues increased significantly to $72.8 million for 2003 compared to $1.7 million for 2002 due primarily to one large project in 2003. Low net margins on this contract were due to reduced efficiencies in our operations and idle equipment costs. Income before taxes increased $4.1 million, or 273%, to $2.6 million for 2003 compared to a loss before taxes of $1.5 million for 2002.

        Global Divers and Marine Contractors Division:

        Gulf of Mexico - Revenues decreased 9% to $80.4 million (including $5.2 million of intersegment revenues) for 2003 from $88.6 million (including $9.4 million of intersegment revenues) for 2002 due to a 68% decrease in vessel utilization and a 32% reduction in pricing. Income before taxes increased by $0.7 million, or 18%, to $4.7 million for 2003 compared to income before taxes of $4.0 million for 2002. Excluding the effects of two unusual events in 2002 (the $6.2 million of disposal and impairment cost associated with the one-time non-cash charge in 2002 and the gain on an insurance settlement in 2002) income before taxes decreased $2.8 million or 37% in 2003 due to the decreased vessel utilization and reduced pricing.

        West Africa - Due to increased activity, revenues, all of which were intersegment revenues, increased 115% to $8.6 million for 2003 from $4.0 million for the year ended December 31, 2002.Income before taxes, however, increased only $0.1 million to $1.9 million for 2003 compared to income before taxes of $1.8 million for 2002. The increase in income before taxes was due primarily to the increased activity substantially offset by decreased productivity resulting in project margin deterioration.

        Latin America - Revenues decreased significantly to $1.3 million (including $1.1 million of intersegment revenues) for 2003 from $15.0 million (including $13.0 million of intersegment revenues) for 2002 due primarily to the failure to replace the work performed on two large projects in 2002. Income before taxes also decreased for 2003 to a loss before taxes of $ 0.3 million compared to income before taxes of $6.9 million for 2002. Revenues at current levels were insufficient to cover certain fixed costs resulting in a loss before tax.

        Asia Pacific - Revenues decreased 41% to $26.5 million (including $11.4 million of intersegment revenues) for 2003 from $44.8 million (including $20.2 million of intersegment revenues) for 2002 due to decreased activity. The loss before taxes decreased significantly, however, to $2.0 million for 2003 compared to a loss before taxes of $17.5 million for 2002. Excluding the effect of the $19.1 million of disposal and impairment cost associated with the one-time non-cash charge in 2002, loss before taxes increased $3.6 million due to decreased activity.

        Middle East - Revenues increased 53% to $14.7 million for 2003 compared to $9.6 million for 2002 due to increased activity. Income before taxes increased to $2.8 million for 2003 compared to a loss before taxes of $8.7 million for 2002. Excluding the effects of the $6.8 million of disposal and impairment cost associated with the one-time non-cash charge in 2002, income before taxes increased $4.7 million as a result of increased activity in 2003.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

	Year Ended December 31,
	2002	2001	Percentage Change
	(in millions)
Revenues	$494.0	$406.1	22%
Cost of Operations	430.5	335.3	28
Gross profit	63.5	70.8	(10)
Goodwill amortization	--	3.1	*
Losses on asset disposal and impairment	45.8	--	*
Net gains on asset disposal	(4.0)	(0.9)	344
Selling, general and administrative expenses	39.5	35.7	11
Operating Income (loss)	(17.8)	32.9	(154)
Other expense (income):
Interest expense	14.7	21.9	(33)
Other	1.7	0.6	183
	16.4	22.5	(27)
Income (loss) before income taxes	(34.2)	10.4	(429)
Provision (benefit) for income taxes	(4.8)	4.2	(214)
Net income (loss)	$(29.4)	$6.2	(574)

* Not meaningful

Revenues. The 22% increase in revenues resulted primarily from increased activity in certain areas including our Offshore Construction Division's West Africa and Latin America segments, partially offset by a decrease in activity in our Offshore Construction Division's Gulf of Mexico and Asia Pacific segments and decreased activity and lower pricing in the Global Divers and Marine Contractors Division Gulf of Mexico segment. Major construction barge utilization in our Offshore Construction Division was 33% in 2002 and 2001.

Gross Profit. The 10% decrease in gross profit was primarily the result of decreased activity and/or pricing in our Offshore Construction Division and Global Divers and Marine Contractors Division Gulf of Mexico segments, a lower margin on a large EPIC contract in our Offshore Construction Division West Africa segment, and lower than expected productivity associated with three other projects, partially offset by increased activity in our Offshore Construction Division's Latin America segment and a different mix of contract work in our Offshore Construction Division's Asia Pacific segment. As a percentage of revenues, gross profit for 2002 was 13% compared to 17% for 2001.

Losses on Asset Disposal and Impairment. Effective January 1, 2003 we reorganized our operating management structure and existing business lines, Offshore Construction and Installation and Diving, to focus on core operations and specialized markets. We made these changes to adapt to certain marketplace conditions in our domestic and international operations. In conjunction with the reorganization, we eliminated non-core and under performing assets relating to certain of our marine assets and support facilities. We recorded a one-time pretax non-cash charge of $45.8 million in December 2002 associated with these assets.

Operating Income (Loss). Our operating loss of $17.8 million was primarily the result of the $45.8 million non-cash charge in December 2002, the 10% decline in gross profits and the increase in selling, general and administrative expenses partially offset by gains on asset disposals. Gains on asset disposals increased $3.1 million due primarily to an insurance settlement gain on one vessel in our Global Divers and Marine Contractors Division's Gulf of Mexico segment in 2002. In 2001, a gain of $0.9 million was recorded related to the disposal of one vessel in our Global Divers and Marine Contractors Division's Gulf of Mexico segment. The 11% increase in selling, general and administrative expenses is primarily attributable to increased bad debt expense in our Offshore Construction Division and Global Divers and Marine Contractors Gulf of Mexico segments and Asia Pacific segments, increased costs associated with corporate travel, and costs related to project management enhancements and increased costs in our Offshore Construction Division's Latin America segment related to the increase in activity.

Depreciation and Amortization. Depreciation and amortization, including amortization of dry-docking costs, for 2002 was $58.3 million compared to the $53.9 million recorded in 2001. The 8% increase was principally attributable to increased utilization of our pipelay/derrick barges, which are depreciated on a units-of-production basis, in Latin America, Gulf of Mexico Offshore Construction, Asia Pacific, and West Africa segments. The increase was partially offset by the cessation of goodwill amortization beginning January 1, 2002, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Amortization of goodwill for 2001 was $3.1 million.

Interest Expense. Interest expense decreased by $7.2 million for 2002. Of this 33% decrease 4% is attributable to lower interest rates and 96% attributable to lower average outstanding debt levels due primarily to the use of proceeds from an equity sale to repay indebtedness.

Other Expense (Income). Other expense increased $1.1 million due primarily to increased exchange rate losses in 2002.

Net Income (Loss). Our net loss for 2002 was primarily the result of the factors described above that reduced our gross profit and created a significant operating loss partially offset by a significant decrease in interest expense and a $4.8 million tax benefit recorded. Our effective tax rate for 2002 was 14% compared to 41% for 2001. The reduction in the effective tax rate is due primarily to the one-time non-cash charge that we recorded in 2002 and its effects on taxable income in differing taxable jurisdictions.

Segment Information Overview. We conformed our segment reporting to changes in our operating management structure and existing business lines that were effective January 1, 2003. We have identified ten reportable segments as required by SFAS 131.

Total revenues in our Offshore Construction Division increased 40% in 2002, however, profitability declined and was adversely affected as this division's loss before income taxes more than tripled to $21.0 million in 2002 from $6.5 million in 2001. The decline in results was primarily due to:

    productivity losses on one significant project in our West Africa segment; and

    the effect of the $13.7 million of disposal and impairment costs associated with the one-time non-cash charge
    .

        Total revenues from our Global Divers and Marine Contractors declined to $162.1 million (including $46.7 million intersegment revenues) in 2002 from $170.0 million (including $32.6 million intersegment revenues) in 2001 but this division's loss before income taxes increased almost four times due to the effect of the $32.1 million of disposal and impairment costs associated with the one-time non-cash charge.

        The following discusses the results of operations for each of those reportable segments during the years of 2002 and 2001. For additional information concerning the financial results of each segment see Note 8 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

        Offshore Construction Division:

        Gulf of Mexico - This segment's gross revenues decreased 40% to $59.6 million (including $2.4 million intersegment revenues) for 2002 compared to $99.3 million (including $4.0 million intersegment revenues) for 2001 due to decreased activity. The loss before income taxes increased by $17.0 million to $22.9 million for 2002 from a loss before income taxes of $5.9 million for 2001. Excluding the effect of the $10.2 million of disposal and impairment costs associated with the one-time non-cash charge in 2002, loss before taxes increased $6.8 million due primarily to decreased activity, partially offset by the shifting of costs related to certain Gulf of Mexico construction vessels working in our Latin American segment.

        West Africa - Revenues increased 173% to $83.4 million in 2002 from $30.6 million for 2001. The increase in revenues was due to increased activity primarily for work performed on one large EPIC contract, which had a large amount of procurement and subcontract content. Results declined $5.5 million to a loss before income taxes of $5.1 million for 2002 from income before income taxes of $0.4 million for 2001 due primarily to poor performance on one large EPIC contract associated with an indigenous subcontractor.

        Latin America - Revenues increased 178% to $169.1 million in 2002 from $60.9 million for 2001 due primarily to work performed on two large contracts, one of which had a large amount of procurement and subcontractor content. Income before income taxes increased $10.8 million to $9.8 million for 2002 from a loss before income taxes of $1.0 million for 2001. Excluding the effect of the $1.4 million of disposal and impairment cost associated with the one-time non-cash charge in 2002, income before income taxes increased $12.2 million due to the increased activity.

        Asia Pacific - Revenues decreased $14.7 million to $67.3 million for 2002 from $82.0 million for 2001. Loss before income taxes increased by $2.5 million to $1.3 million for 2002 from income before income taxes of $1.2 million for 2001. Excluding the effect of the $2.1 million of disposal and impairment costs associated with the one-time non-cash charge in 2002, income before income tax decreased $0.4 million due to decreased activity partially offset by changes in the mix of contract work, improved pricing, and better project execution as compared to 2001.

        Middle East- Revenues increased $1.7 million to $1.7 million for 2002 as a result of increased activity. Results declined by $0.3 million to a loss before income taxes of $1.5 million for 2002 from a loss before income taxes of $1.2 million for 2001.

        Global Divers and Marine Contractors Division:

        Gulf of Mexico - Revenues decreased $21.5 million to $88.6 million (including $9.4 million of intersegment revenues) for 2002 from $110.1 million (including $13.5 million of intersegment revenues) for 2001 due to decreased vessel utilization and reduced pricing. Income before taxes decreased by $17.7 million to $4.0 million for 2002 compared to income before taxes of $21.7 million for 2001. Excluding the $6.2 million of disposal and impairment cost associated with the one-time non-cash charge in 2002 and the $2.7 million gain on an insurance settlement in 2002, income before taxes decreased $14.2 million in 2002 due to decreased vessel utilization and reduced pricing.

        West Africa - Revenues, all of which were intersegment revenues, increased 67% to $4.0 million for the 2002 from $2.4 million for 2001. Income before taxes increased $0.6 million to $1.8 million for 2002 compared to income before taxes of $1.2 million for 2001. The increase in revenues and income before taxes were due primarily to increased activity.

        Latin America - Revenues increased $11.0 million to $15.0 million (including $13.0 million of intersegment revenues) for 2002 from $4.0 million (including $4.0 million of intersegment revenues) for 2001 due primarily to work performed on two large high margin projects in 2002. Income before taxes also increased to $ 6.9 million for 2002 compared to income before taxes of $1.9 million for 2001.

        Asia Pacific - Revenues increased 6% to $44.8 million (including $20.2 million of intersegment revenues) for 2002 from $42.2 million (including $12.7 million of intersegment revenues) for 2001 due to increased activity. The loss before taxes was $17.5 million for 2002 compared to a loss before taxes of $4.1 million for 2001. Excluding the $19.1 million of disposal and impairment costs associated with the one-time non-cash charge in 2002, income before tax increased $5.7 million due to increased activity and the mix of contract work.

        Middle East - Revenues decreased 15% to $9.6 million for 2002 compared to $11.3 million for 2001 due to decreased activity. Loss before taxes increased to $8.7 million for 2002 compared to a loss before taxes of $2.3 million for 2001. Excluding the effect of the $6.8 million of disposal and impairment cost associated with the one-time non-cash charge in 2002, loss before taxes decreased by $0.4 million due to the mix of contract work partially offset by decreased activity in 2002.

Liquidity and Capital Resources

Overview

        The principal uses of cash in our business generally have been investment in our assets (particularly for the enhancement and acquisition of vessels) and funding working capital and losses from operations and repayment of debt. Cash to fund needs of our business has been provided primarily by operations, debt financing and equity issuances. Although our backlog decreased to $96.2 million at the end of 2003 from $275.7 million at the end of 2002, we expect activity levels to be increasing over the next twelve to eighteen months. As of February 29, 2004, we have been awarded over $120.0 million in projects since the end of 2003. The increase in activity will require working capital increases. We have recently entered into a new credit facility to provide for the funding of this anticipated increase in working capital needs in advance of increases in our cash flows from operations. In addition, the recent judgment against us in the Vinci (Groupe GTM) litigation may require a substantial cash payment pending our appeal of the judgment. Capital expenditures in 2004 are expected to be approximately $18.0 million.

Cash Flow

        Our cash balance decreased by $12.6 million to $15.6 million at December 31, 2003 from $28.2 million at December 31, 2002 because our operations failed to provide sufficient cash flow to fund operations and investing activity. During 2003, our operations used $0.5 million of cash compared to generating cash flow of $88.6 million in 2002 primarily due to our significantly larger net loss. Our cash outflow for operating expenses were greater than our cash inflows from operating revenues due primarily to our large net loss in 2003. Cash and proceeds from the sale of assets funded investing activities of $12.2 million. Investing activities consisted principally of capital expenditures, dry-docking costs, and sales of assets.

        Working capital decreased by $37.8 million to $37.3 million at December 31, 2003 from $75.1 million at December 31, 2002. The decrease in working capital is due to a decrease in accounts receivable and cash, an increase in other accrued liabilities related principally to the $33.5 million Vinci (Groupe GTM) litigation provision, partially offset by a decrease in accounts payable. Working capital is anticipated to increase as activity increases. At December 31, 2003, our backlog was $96.2 million, as compared to a backlog of $275.7 million at December 31, 2002. Approximately 93% of the backlog is expected to be performed during the remainder of 2004.

        Our capital expenditures during the year ended December 31, 2003 totaled $16.0 million which was used primarily for vessel improvements. We estimate that the cost to complete capital expenditure projects in progress at December 31, 2003 will be approximately $2.4 million, all of which is expected to be incurred during the next twelve months. These projects are primarily related to vessel upgrades.

        As of December 31, 2003, we had purchased 3.7 million shares of our common stock since the inception of our $30.0 million stock repurchase program at a total cost of $24.1 million. During 2003, we did not repurchase any shares. During 2002, we repurchased an aggregate of 2.2 million shares of stock for a total of $9.1 million. Our new credit facility described below limits stock repurchases.

Long-Term Debt

        Long-Term debt outstanding at December 31, 2003 (including current maturities) includes $113.6 million of Title XI bonds and $10.0 million drawn against our prior bank credit facility discussed below.

        On March 9, 2004, we entered into a new $125.0 million revolving credit facility replacing the previous $100.0 million loan facility that would have matured December 2004. The entire facility is available for the issuance of letters of credit, and $110.0 million will be available for direct cash advances. The new facility matures on March 9, 2007. This revolving credit facility permits borrowings based on prime rate and London Interbank Offered Rate ("LIBOR") in each case plus a floating spread. The spreads can range from 1.50% to 3.00% and 2.50% to 4.00% for prime rate and LIBOR based borrowings, respectively, based upon certain financial ratios. In addition, the new credit facility allows for certain fixed rate interest options on amounts outstanding. Stock of our subsidiaries, certain real estate, and the majority of our vessels collateralize the loans under the new credit facility. This facility is subject to certain financial covenants. We must maintain minimum levels of intangible net worth and earnings before interest, taxes, and depreciation/amortization, not exceed levels of debt and capital expenditures specified in the agreement, and comply with, among other things, an interest coverage ratio and a leverage ratio. These covenants may limit our capacity and financial flexibility. See "Risk Factors" included elsewhere in this Annual Report. In consideration for this agreement, we paid a $3.8 million fee. As of March 10, 2004, we had $57.0 million of borrowings and $50.7 million of credit availability under our new revolving credit facility.

        Prior to March 9, 2004, we maintained a $100.0 million revolving credit facility. This facility was scheduled to mature on December 30, 2004. The facility permitted both prime rate bank borrowings and LIBOR borrowings plus a floating spread. Stock of our subsidiaries, certain real estate, and the majority of our vessels collateralized the loans under the credit facility. On March 9, 2004 we terminated and replaced this facility with our new credit facility.

        Effective December 29, 2003, we amended our prior credit facility due to anticipated non-compliance with the leverage ratio covenant, the fixed charge coverage ratio covenant, and the minimum net worth covenant for the quarter ended December 31, 2003. The amendment reduced the requirements for both ratio covenants. No cash fee was paid for this amendment, but interest rates were increased. The spread ranges increased to 1.00% to 2.50% for prime rate borrowings and 2.50% to 3.75% for LIBOR based borrowings from 0.75% to 2.00% and 2.00% to 3.25% for prime rate and LIBOR based borrowings respectively. At December 31, 2003, we were in compliance with this credit facility and all financial covenants, as amended.

        Effective June 30, 2003, we amended our prior credit facility due to anticipated non-compliance with the leverage ratio covenant for the quarter ending June 30, 2003 and the next three quarters. The amendment reduced the requirements of the leverage ratio covenant for the quarters ending June 30, 2003 through December 31, 2004. In consideration for this amendment, we paid a fee of $0.2 million.

        Our Title XI bonds mature in 2020, 2022, and 2025. The bonds carry interest rates of 8.30%, 7.25%, and 7.71% per annum, respectively, and require aggregate semi-annual payments of $2.8 million, plus interest. The agreements pursuant to which the Title XI bonds were issued contain certain covenants, including the maintenance of minimum working capital and net worth requirements. If not met, additional covenants result that restrict our operations and our ability to pay cash dividends. At December 31, 2003, we were in compliance with these covenants.

Other Indebtedness and Obligations

        We also have a $9.5 million short-term credit facility at one of our foreign locations which is secured by a letter of credit. Additionally, in the normal course of business, we provide guarantees and performance, bid, and payment bonds pursuant to agreements, or in connection with bidding to obtain such agreements to perform construction services. All of these guarantees are secured by parent company guarantees. The aggregate of these guarantees and bonds at December 31, 2003 was $75.2 million in surety bonds and $17.7 million in bank guarantees/letters of credit. The surety bonds and bank guarantees/letters of credit expire between January 2004 and October 2006 and between February and December 2004, respectively.

        In August 2003, we renegotiated our April 2001 long-term charter of the Titan 2, a 456-foot self-propelled twin-hulled derrick ship to provide improved vessel staffing and maintenance flexibility. The new vessel charter payments are expected to be approximately $6.1 million annually. In April 2001, we prepaid $3.0 million of charter payments, which will continue to be systematically applied to future charter payments. The new charter term is 120 months expiring August 2013. This charter can be canceled by us at anytime, subject to a termination penalty of the transfer to the vessel owner of title to our dynamic positioning (DP) system used on the vessel. The DP system was purchased and installed on the Titan 2 at our cost in the first quarter of 2002 for a total cost of $8.9 million.

        Minimum rental commitments under leases having an initial or remaining non-cancelable term in excess of one year for each of the five years following December 31, 2003 and in total thereafter follow (in thousands):

2004	$ 3,807
2005	1,804
2006	1,350
2007	871
2008	870
Thereafter	4,158
Total	$ 12,860

Summary of Contractual Obligations
Payments due by period
(In thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$123,728	$5,643	$11,286	$21,251	$85,548
Operating Lease Obligations - Cancelable*	58,065	6,059	12,118	12,118	27,770
Operating Lease Obligations - Non- Cancelable	12,860	3,807	3,154	1,741	4,158
Purchase Obligations	488	488	--	--	--
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	390	--	130	130	130
Total	$195,531	$15,997	$26,688	$35,240	$117,606

* represents the Titan 2 lease

Liquidity Outlook

        We expect funds available under our new credit facility, available cash, and cash generated from operations to be sufficient to fund our operations (including the anticipated increase in working capital required to fund increasing activity), scheduled debt retirement, planned capital expenditures for the next twelve months, as well as required payments related to the Vinci (Groupe GTM) judgment. In addition, as we have in the recent past, we will also continue to evaluate the divesture of vessels which are no longer critical to our operations in order to reduce our operating costs and debt levels.

        Over the longer term we expect cash from operations, supplemented by equity financings and proceeds from long-term debt, to provide sufficient funds to operate and expand our business and maintain our fleet. For flexibility, we maintain a shelf registration statement that as of March 10, 2004 permits the issuance of up to $415.8 million of debt and equity securities. In addition, as we have historically done, we will continue to evaluate the merits of any opportunities that may arise for acquisitions of equipment or businesses, which may require additional liquidity.

Industry and Business Outlook

        Activity increased in six out of ten of our segments in 2003 as compared to 2002. However, activity in our Latin America segment declined dramatically. We have been experiencing a marked increase in bidding activity for near-term and long-term projects. Bidding activity in Latin America has increased substantially with awarded work to be performed in 2004 and 2005. Subsequent to December 31, 2003, we have been awarded over $100.0 million of new work in our Latin America OCD segment. Activity is expected to decline in our Gulf of Mexico and West Africa segments and remain constant in our Asia Pacific segments. Based on our bid activity and other factors, we are expecting overall activity to improve in 2004.

New Accounting Pronouncements

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

Significant Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including those related to revenue recognition and long-lived assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

        In addition, we include claims and unapproved change orders to the extent of costs incurred in contract revenues when (1) the contract or other evidence provides a legal basis for the claim, (2) additional costs are not the result of deficiencies in our performance, (3) costs are identifiable and, (4) evidence supporting the claim is objective and verifiable.

Accounts Receivable

        Our accounts receivables include both billed and unbilled receivables. These receivables often include claims and unapproved change orders. The claims and unapproved change orders included in accounts receivable and unbilled receivables, amounted to $40.6 million at December 31, 2003 and $17.7 million at December 31, 2002. Unbilled retainage at December 31, 2003 was $7.8 million and is expected to be billed in 2004. Unbilled retainage at December 31, 2002 was $4.9 million. We continually monitor our receivables for collectability and make the appropriate allowances when deemed necessary. Historically we have not experienced any significant losses on receivables.

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

Income Taxes

        At December 31, 2003, we had an available net operating loss ("NOL") carryforward for regular U.S. Federal income tax and foreign jurisdiction purposes of approximately $82.2 million and $103.1 million, respectively, which, if not used, will expire between 2019 and 2022. We also have a capital loss carryforward of $12.4 million which, if not utilized, will expire in 2004. We believe that it is more likely than not that all of the NOL will be utilized prior to their expiration. A valuation allowance has been established for the capital loss carryforward as we do not believe that it will be utilized prior to its expiration.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to the risk of changing interest rates and foreign currency exchange rate risks. In 2000 we entered into an interest rate swap agreement, which effectively modified the interest characteristics of $15.0 million of our outstanding long-term debt. The agreement involved the exchange of a variable interest rate of LIBOR plus 2.00% for amounts based on fixed interest rates of 7.38% plus 2.00%. The swap matured in May 2003. The transaction was entered into in the normal course of business primarily to hedge rising interest rates.

        Interest on approximately $10.0 million, or 8% of our long-term debt with a weighted average interest rate of 3.1% at December 31, 2003, was variable, based on short-term market rates. Thus, a general increase of 1.0% in short-term market interest rates would result in additional interest cost of $0.1 million per year if we were to maintain the same debt level and structure.

        Also, we have approximately $113.7 million fixed interest rate long-term debt outstanding with a weighted-average interest rate of approximately 7.7% and a market value of approximately $131.7 million on December 31, 2003. A general increase of 1.0% in overall market interest rates would result in a decline in market value of the debt to approximately $122.8  million.

        We use natural hedging techniques to hedge against foreign currency exchange losses by contracting, to the extent possible, international construction jobs to be payable in U.S. dollars. We also, to the extent possible, maintain cash balances at foreign locations in U.S. dollar accounts. We do not believe that a change in currency rates in the regions in which we operate would have a significant effect on our results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
         of Global Industries, Ltd.

We have audited the accompanying consolidated balance sheets of Global Industries, Ltd. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity, cash flows, and comprehensive income (loss) for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Global Industries, Ltd. and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2002 the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" and in 2001 adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives Instruments and Hedging Activities," as amended.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana
March 9, 2004

GLOBAL INDUSTRIES, LTD.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2003	2002
ASSETS
Current Assets:
Cash	$ 15,628	$ 28,204
Receivables - net of allowance of $11,043 for 2003 and $7,167 for 2002 (Note 1)	107,907	112,822
Unbilled work on uncompleted contracts	10,706	31,415
Prepaid expenses and other	18,393	25,036
Assets held for sale	695	838
Total current assets	153,329	198,315
Property and Equipment, net (Notes 2, 3 and 6)	401,753	439,898
Other Assets:
Deferred charges, net (Note 1)	23,449	20,993
Goodwill, net (Note 1)	37,655	37,655
Other	4,645	4,783
Total other assets	65,749	63,431
Total	$ 620,831	$ 701,644

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt (Note 3)	$ 5,643	$ 5,927
Accounts payable	53,648	85,272
Employee-related liabilities	7,748	8,851
Income tax payable (Note 4)	6,824	4,588
Accrued interest	3,494	3,796
Advance billings on uncompleted contracts	1,120	8,232
Vinci (Groupe GTM) litigation liability (Note 6)	33,500	--
Other accrued liabilities	4,031	6,589
Total current liabilities	116,008	123,255

Long-Term Debt (Note 3)	118,085	120,730
Deferred Income Taxes (Note 4)	9,277	16,471
Other Liabilities	390	--

Commitments and Contingencies (Note 6)	--	--

Shareholders' Equity (Note 7):
Common stock, issued, 101,282,097 and 104,139,863 shares, respectively	1,013	1,041
Additional paid-in capital	288,137	308,460
Treasury stock at cost (0 and 3,654,500 shares, respectively)	--	(24,130)
Accumulated other comprehensive income (loss)	(8,978)	(9,411)
Retained earnings	96,899	165,228
Total shareholders' equity	377,071	441,188
Total	$ 620,831	$ 701,644

See notes to consolidated financial statements.

GLOBAL INDUSTRIES, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001

Revenues (Note 9)	$ 488,719	$ 494,010	$ 406,104

Cost of Operations	478,968	430,532	335,255

Gross Profit	9,751	63,478	70,849

Goodwill Amortization	--	--	3,071

Losses on Asset Disposal and Impairment (Note 12)	--	45,817	--

Provision for GTM Litigation (Note 6)	33,500	--	--

Net gains on Asset Disposal	(5,674)	(4,041)	(852)
Selling, General and Administrative Expenses	39,487	39,452	35,706
Operating (Loss) Income	(57,562)	(17,750)	32,924
Other Expense (Income):
Interest expense	10,775	14,673	21,868
Other	(354)	1,764	634
	10,421	16,437	22,502
(Loss) Income before Income Taxes	(67,983)	(34,187)	10,422
Provision (Benefit) for Income Taxes (Note 4)	346	(4,824)	4,266
Net (Loss) Income	$ (68,329)	$ (29,363)	$ 6,156

Net (Loss) Income Per Share:
Basic	$ (0.68)	$ (0.30)	$ 0.07
Diluted	$ (0.68)	$ (0.30)	$ 0.07

See notes to consolidated financial statements.

GLOBAL INDUSTRIES, LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total

	Shares	Amount
Balance at Jan. 1, 2001	93,698,757	$ 937	$ 221,634	$ (15,012)	$ (8,970)	$ 188,435	$ 387,024
Net income	--	--	--	--	--	6,156	6,156
Amortization of unearned
Stock compensation	--	--	1,276	--	--	--	1,276
Restricted stock issues, net	22,000	--	--	--	--	--	--
Exercise of stock options	504,449	5	2,001	--	--	--	2,006
Tax effect of exercise of
Stock options	--	--	618	--	--	--	618
Common stock issued	155,961	2	1,125	--	--	--	1,127
Reclassification of realized
Loss on hedging activities	--	--	--	--	1,158	--	1,158
Unrealized loss on
Hedging activities	--	--	--	--	(1,578)	--	(1,578)
Cumulative effect of adoption
of SFAS 133 on
January 1, 2001	--	--	--	--	(1,023)	--	(1,023)
Balance at Dec. 31, 2001	94,381,167	944	226,654	(15,012)	(10,413)	194,591	396,764
Net loss	--	--	--	--	--	(29,363)	(29,363)
Amortization of unearned
Stock compensation	--	--	1,188	--	--	--	1,188
Restricted stock issues, net	--	--	(179)	--	--	--	(179)
Exercise of stock options	84,620	--	327	--	--	--	327
Tax effect of exercise of
Stock options	--	--	4	--	--	--	4
Common stock issued	9,674,076	97	80,466	--	--	--	80,563
Reclassification of realized
Loss on hedging activities	--	--	--	--	849	--	849
Common stock repurchased	--	--	--	(9,118)	--	--	(9,118)
Unrealized loss on
Hedging activities	--	--	--	--	153	--	153
Balance at Dec. 31, 2002	104,139,863	$ 1,041	$ 308,460	$ (24,130)	$ (9,411)	$ 165,228	$ 441,188
Net loss	--	--	--	--	--	(68,329)	(68,329)
Amortization of unearned
Stock compensation	--	--	974	--	--	--	974
Restricted stock issues, net	205,237	2	813	--	--	--	815
Exercise of stock options	377,495	4	1,109	--	--	--	1,113
Tax effect of exercise of
Stock options	--	--	26	--	--	--	26
Common stock issued	237,395	3	848	--	--	--	851
Reclassification of realized
Loss on hedging activities	--	--	--	--	433	--	433
Retirement of treasury stock	(3,677,893)	(37)	(24,093)	24,130	--	--	--
Balance at Dec. 31, 2003	101,282,097	$ 1,013	$ 288,137	$ --	$ (8,978)	$ 96,899	$ 377,071

See notes to consolidated financial statements.

GLOBAL INDUSTRIES, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2003	2002	2001
Cash Flows From Operating Activities:
Net (loss) income	$(68,329)	$(29,363)	$ 6,156
Adjustments to reconcile net (loss) income to net
cash provided by operating activities:
Depreciation and amortization	54,362	58,340	53,921
Provision for (recovery of) doubtful accounts	4,328	6,311	(3,561)
(Gain) loss on sale, disposal of property and equipment	(5,674)	(4,041)	(852)
Settlement gain	--	--	(3,908)
Losses on asset disposal and impairment	--	45,817	--
Provision for Vinci (Groupe GTM) litigation	33,500	--	--
Deferred income taxes	(7,194)	(9,525)	(797)
Other	(4)	(233)	1,151
Changes in operating assets and liabilities:
Receivables	21,435	1,772	(45,176)
Receivables from unconsolidated affiliate	--	(366)	3,989
Prepaid expenses and other	6,843	(5,366)	(6,881)
Account payable, employee-related liabilities,
and other accrued liabilities	(39,724)	25,227	10,567
Net cash (used in) provided by operating activities	(457)	88,573	14,609

Cash Flows From Investing Activities:
Proceeds from sale of assets	22,206	3,409	1,934
Decrease in escrowed funds, net	--	93	791
Additions to property and equipment	(15,996)	(23,840)	(13,869)
Additions to deferred charges	(18,371)	(16,058)	(18,633)
Other	--	554	--
Net cash used in investing activities	(12,161)	(35,842)	(29,777)

Cash Flows from Financing Activities:
Repayment of long-term debt	(95,737)	(249,094)	(106,887)
Proceeds from long-term debt	93,000	141,400	105,000
Proceeds from sale of common stock, net	2,779	80,745	3,133
Repurchase of common stock	--	(9,118)	--
Net cash provided by (used in) financing activities	42	(36,067)	1,246

Cash:
Increase (decrease)	(12,576)	16,664	(13,922)
Beginning of period	28,204	11,540	25,462
End of period	$15,628	$28,204	$ 11,540

See notes to consolidated financial statements.

GLOBAL INDUSTRIES, LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)
	Year Ended December 31,
	2003	2002	2001

Net (loss) income	$ (68,329)	$ (29,363)	$ 6,156
Other comprehensive (loss) income:
Reclassification of realized loss on hedging activities	433	849	1,158
Unrealized gain (loss) on hedging activities	--	153	(1,578)
Cumulative effect of adoption of SFAS No. 133
on January 1, 2001	--	--	(1,023)
Comprehensive (loss) income	$ (67,896)	$ (28,361)	$ 4,713

See notes to consolidated financial statements.

GLOBAL INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

        Organization - Global Industries, Ltd. and subsidiaries (the "Company," "we," "us" or "our") provides construction services, including pipeline construction, platform installation and removal, construction support and diving services, to the offshore oil and gas industry in the United States Gulf of Mexico and in selected international areas. Most work is performed on a fixed-price basis, but we also perform services on a cost-plus or day-rate basis, or on a combination of such bases. Our traditional contracts are typically of short duration, being completed in one to five months. Engineering, Procurement, Installation and Commissioning contracts (EPIC) and turnkey contracts can be for longer durations of up to one or two years.

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

        Accounts Receivable - Trade and other receivables are stated at net realizable value and the allowance for uncollectible accounts was $11.0 million and $7.2 million at December 31, 2003 and 2002, respectively. Certain receivables represent amounts that have not yet been billed to the customer pursuant to contractually specified milestone billing requirements. At December 31, 2003 and 2002, our accounts receivable included unbilled receivables of $22.8 million and $20.3 million, respectively. We include claims and unapproved change orders to the extent of costs incurred in contract revenues when (1) the contract or other evidence provides a legal basis for the claim, (2) additional costs are not the result of deficiencies in our performance, (3) costs are identifiable, and (4) evidence supporting the claim is objective and verifiable. The claims and unapproved change orders, included in accounts receivable and unbilled receivables, amounted to $40.6 million at December 31, 2003 and $17.7 million at December 31, 2002. Unbilled retainage at December 31, 2003 was $7.8 million and is expected to be billed in 2003. Unbilled retainage at December 31, 2002 was $4.9 million.

	December 31,	December 31,
	2003	2002
	( In thousands)
Costs incurred on uncompleted contracts	$ 18,929	$ 168,312
Estimated (losses) earnings	(1,933)	27,766
	16,996	196,078
Less: Billings to date	7,410	172,895
	$ 9,586	$ 23,183
Included in accompanying balance sheets under the
Following captions:
Unbilled work on uncompleted contracts	10,706	31,415
Advance billings on uncompleted contracts	(1,120)	(8,232)
	$ 9,586	$ 23,183

        Assets Held for Sale - We have classified certain of our fixed assets as Assets Held for Sale. We account for these assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", which requires that (1) management commit to a plan to sell the assets, (2) the assets are available for immediate sale, (3) an active program to locate a buyer to complete the plan to sell has been initiated, (4) the sale of the asset is probable and is expected to be completed within one year, (5) the assets are being actively marketed for sale at a reasonable price, and (6) it is unlikely that significant changes to the plan to sell will be made. In addition, certain of the assets classified as Assets Held for Sale were not sold by the end of the expected one-year period due to circumstances beyond our control. We have continued to classify these assets as Assets Held for Sale as of December 31, 2003 in accordance with SFAS No. 144, which requires us to initiate actions to respond to the change in circumstances and to market the assets at a reasonable price given the change in circumstances. The aforementioned assets are expected to be sold within twelve months, have been taken out of service, and are no longer being depreciated.

        Property and Equipment - Property and equipment are stated at cost. Expenditures for property and equipment and items that substantially increase the useful lives of existing assets are capitalized at cost and depreciated. Routine expenditures for repairs and maintenance are expensed as incurred. Except for construction barges that are depreciated on the units-of-production method over estimated barge operating days, depreciation is provided utilizing the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is provided utilizing the straight-line method over the estimated useful lives of the assets or over the lives of the leases, whichever is shorter. Leasehold improvements relating to leases from our principal shareholder are amortized over their expected useful lives (and beyond the term of lease) because it is expected that the leases will be renewed.

        The periods used in determining straight-line depreciation and amortization follow:

Marine barges, vessels and related equipment	5	-	25 years
Machinery and equipment	5	-	18 years
Transportation equipment	3	-	10 years
Furniture and fixtures	2	-	12 years
Buildings and leasehold improvements	3	-	40 years

        Depreciation expense of property and equipment approximated $37.7 million, $41.2 million, and $35.2 million for the years ended 2003, 2002, and 2001, respectively.

        Interest Capitalization - Interest costs for the construction of certain long-term assets are capitalized and amortized over the related assets' estimated useful lives. For the years ended 2003, 2002 and 2001, no interest was capitalized.

        Deferred Charges - Deferred charges consist principally of dry-docking costs which are capitalized at cost and amortized on the straight-line method, ranging between thirty and sixty months, through the date of the next scheduled dry-docking. Amortization expense approximated $16.7 million, $17.1 million, and $15.6 million for the years ended 2003, 2002, and 2001, respectively. Accumulated amortization at December 31, 2003 and 2002 was $19.8 million and $21.0 million, respectively.

        Goodwill - Goodwill represents the excess of cost over the fair value of net assets acquired. On January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting matters. In accordance with SFAS No. 142, we discontinued amortizing goodwill to earnings as of January 1, 2002. SFAS No. 142 also requires that goodwill be tested for impairment on an annual basis, or more frequently if circumstances indicate that impairment may exist. Our annual evaluation, which occurs in the first quarter of each calendar year, is based on valuation models that incorporate expected future cash flows and profitability projections. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of tax follows (in thousands, except per share data):

	Year Ended December 31,
	2003	2002	2001

Reported net (loss) income	$ (68,329)	$ (29,363)	$ 6,156
Add: Goodwill amortization, net of tax	--	--	1,814

Adjusted net (loss) income	$ (68,329)	$ (29,363)	$ 7,970

Reported net (loss) income per share	$ (0.68)	$ (0.30)	$ 0.07
Add: Goodwill amortization, net of tax per share	--	--	0.02

Adjusted basic (loss) earnings per share	$ (0.68)	$ (0.30)	$ 0.09

Adjusted diluted (loss) earnings per share	$ (0.68)	$ (0.30)	$ 0.08

        The carrying amounts of goodwill as of December 31, 2003 and December 31, 2002, were approximately $38.0 million and are primarily attributable to our Latin America segment.

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

        In December 2002, we reviewed our management structure and effective January 1, 2003 reorganized our operating management structure and our existing business lines, Offshore Construction and Installation and Diving, to focus on core operations and specialized markets. These changes were made to adapt to certain marketplace conditions in our domestic and international operations. In conjunction with the reorganization, we eliminated non-core and under performing assets relating to certain of our marine assets and support facilities. We recorded a one-time pretax non-cash charge of $45.8 million in December 2002 associated with these assets. (See Note 12.)

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

        Stock-Based Compensation - Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations and have adopted the disclosure-only provisions of SFAS 123. Accordingly, compensation cost for restricted stock awards and stock options is measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock. See Note 7.

        SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

        Proforma Disclosure - In accordance with APB 25, compensation cost has been recorded in our financial statements based on the intrinsic value (i.e., the excess of the market price of stock to be issued over the exercise price) of restricted stock awards and shares subject to options. Additionally, under APB 25, our employee stock purchase plan is considered noncompensatory and, accordingly, no compensation cost has been recognized in the financial statements. Had compensation cost for our grants under stock-based compensation arrangements for the years ended 2003, 2002 and 2001 been determined consistent with SFAS 123, our net income (loss) and net income (loss) per share amounts for the respective periods would approximate the following proforma amounts (in thousands, except per share data):

Year Ended December 31, 2003
	Reported	Recognized Stock Compensation Expense	FAS 123 Proforma Stock Compensation Expense	Proforma

Net loss	$ (68,329)	$ 34	$ (3,565)	$ (71,860)
Net loss per share
Basic	$ (0.68)	$ 0.00	$ (0.04)	$ (0.72)
Diluted	$ (0.68)	$ 0.00	$ (0.04)	$ (0.72)

Year Ended December 31, 2002
	Reported	Recognized Stock Compensation Expense	FAS 123 Proforma Stock Compensation Expense	Proforma

Net loss	$ (29,363)	$ 34	$ (6,450)	$ (35,779)
Net loss per share
Basic	$ (0.30)	$ 0.00	$ (0.06)	$ (0.36)
Diluted	$ (0.30)	$ 0.00	$ (0.06)	$ (0.36)

Year Ended December 31, 2001
	Reported	Recognized Stock Compensation Expense	FAS 123 Proforma Stock Compensation Expense	Proforma

Net income (loss)	$ 6,156	$ 37	$ (5,687)	$ 506
Net income (loss) per share
Basic	$ 0.07	$ 0.00	$ (0.06)	$ 0.01
Diluted	$ 0.07	$ 0.00	$ (0.06)	$ 0.01

        The weighted-average fair value of options granted during the year ended December 31, 2003 was $4.28. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 74.99%, (iii) risk-free interest rate of 3.49%, and (iv) expected life of 6.1 years.

        The weighted-average fair value of options granted during the year ended December 31, 2002 was $4.74. The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 65.00%, (iii) risk-free interest rate of 4.33%, and (iv) expected life of 5.0 years.

        The weighted-average fair value of options granted during the year ended December 31, 2001 was $7.95. The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 64.71%, (iii) risk-free interest rate of 5.08%, and (iv) expected life of 5.0 years.

        Income Taxes - Income taxes are recognized during the year in which transactions enter into the determination of net income, with deferred taxes being provided for temporary differences between assets and liabilities for financial reporting and such amounts as measured by tax laws.

        Derivatives and Financial Instruments - We adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," on January 1, 2001. We recorded a cumulative effect charge to Comprehensive Income (Loss) of $1.0 million in the first quarter of 2001 in connection with the initial adoption of SFAS No. 133.

        We periodically enter into interest rate swaps to manage our exposure to fluctuations in interest rates. We do not use derivative financial instruments for trading purposes. We have formally documented the relationship between our interest rate derivatives and our outstanding long-term debt, as well as the risk management strategy for the use of the hedging instrument. Under SFAS No. 133, derivatives are recognized on the consolidated balance sheet at fair value and cash flows from derivative instruments are presented in net cash flow from operating activities. We classify our interest rate swaps as cash flow hedge transactions in which we are hedging the variability of cash flows related to our variable-priced long-term debt, and in accordance with SFAS No. 133, changes in the fair value of our interest rate swaps are reported in Comprehensive Income (Loss). The ineffective portion of the change in fair value of the interest rate swap, if any, is recognized in current period earnings. The gains and losses on the interest rate swaps that are reported in Comprehensive Income (Loss) are reclassified as earnings in the period in which earnings are impacted by the variability of the cash flows of the hedged item.

        The aforementioned interest rate swaps were used to modify the interest characteristics of $15.0 million of our outstanding long-term debt. The agreement involved the exchange of a variable rate of LIBOR plus 2.00% for amounts based on fixed interest rates of 7.38% plus 2.00%. The swap matured in May 2003.

        The carrying value of our financial instruments, including cash, escrowed funds, receivables, advances to unconsolidated affiliate, accounts payable, and certain accrued liabilities approximate fair market value due to their short-term nature. The fair value of our long-term debt at December 31, 2003 and 2002 based upon available market information approximated $131.7 million and $138.5 million, respectively.

        Concentration of Credit Risk - Our customers are primarily major oil companies, independent oil and gas producers, and transportation companies operating in the Gulf of Mexico and selected international areas. We perform ongoing credit evaluations of our customers and require posting of collateral when deemed appropriate. We provide allowances for possible credit losses when necessary.

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

        Foreign Currency Translation - We have determined that the United States dollar is the functional currency for substantially all of the financial statements of our foreign subsidiaries. Current exchange rates are used to remeasure assets and liabilities, except for certain accounts (including property and equipment, goodwill and equity) which are remeasured using historical rates. The translation calculation for the income statement used average exchange rates during the period, except certain items (including depreciation and amortization expense) for which historical rates are used. Any resulting remeasurement gain or loss is included in other income (expense).

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

        Recent Accounting Pronouncements - SFAS No. 143, "Accounting for Asset Retirement Obligations", requires the recording of liabilities for all legal obligations associated with the retirement of long-lived assets that result from the normal operation of those assets. These liabilities are required to be recorded at their fair values (which are likely to be the present values of the estimated future cash flows) in the period in which they are incurred. SFAS No. 143 requires the associated asset retirement costs to be capitalized as part of the carrying amount of the long-lived asset. The asset retirement obligation will be accreted each year through a charge to expense. The amounts added to the carrying amounts of the assets will be depreciated over the useful lives of the assets. We implemented SFAS No. 143 on January 1, 2003, and it was determined to have no impact on our consolidated financial position or results of operations.

2. Property and Equipment

    Property and equipment at December 31, 2003 and 2002 is summarized as follows:

	December 31,
	2003	2002
	(In thousands)
Marine barges, vessels, and related equipment	$ 502,245	$ 506,368
Machinery and equipment	64,667	64,523
Transportation equipment	4,098	4,174
Furniture and fixtures	8,861	7,451
Buildings and leasehold improvements	53,979	54,935
Land	7,531	7,531
Construction in progress	4,378	10,094
	645,759	655,076
Less accumulated depreciation and amortization	(244,006)	(215,178)
Property and equipment - net	$ 401,753	$ 439,898

3. Financing Arrangements

    Long-Term debt at December 31, 2003 and 2002 consisted of the following:
	December 31,
	2003	2002
	(In thousands)

United States Government Guaranteed Ship Financing Bonds, 2000 Series dated February 15, 2000, payable in semi-annual principal installments of $1,980,000 with a final installment of $1,980,000 plus interest at 7.71%, maturing February 15, 2025, collateralized by the Hercules vessel and related equipment with a net book value of $104.8 million at December 31, 2003

	$ 85,140	$ 89,100
United States Government Guaranteed Ship Financing Bonds, 1994 Series dated September 27, 1994, payable in semi-annual principal installments of $418,000 with a final installment of $370,000 plus interest at 8.30%, maturing July 15, 2020, collateralized by the Pioneer vessel and related equipment with a net book value of $34.8 million at December 31, 2003	13,746	14,582
United States Government Guaranteed Ship Financing Bonds, 1996 Series dated August 15, 1996, payable in 49 semi-annual principal installments of $407,000 with a final installment of $385,000, plus interest at 7.25%, maturing July 15, 2022, collateralized by escrowed funds and four vessels and related equipment with a net book value of $18.6 million at December 31, 2003	14,712	15,526
Revolving line of credit with a syndicate of commercial banks, interest payable at variable rates	10,000	7,000
Other obligations	130	449
Total long-term debt	123,728	126,657
Less current maturities	5,643	5,927
Long-Term debt, less current maturities	$ 118,085	$ 120,730

          Annual maturities of long-term debt for each of the five years following December 31, 2003 and in total thereafter follow (in thousands).

2004	$ 5,643
2005	5,643
2006	5,643
2007	15,641
2008	5,610
Thereafter	85,548
Total	$ 123,728

        In accordance with the United States Government Guaranteed Ship Financing Bond agreements, we are required to comply with certain covenants, including the maintenance of minimum working capital and net worth requirements, which if not met, result in additional covenants including restrictions on the payment of dividends. We are currently in compliance with these covenants.

        Due to operating losses, potential failure to meet existing loan covenants in the future, and the November 2003 Paris Commercial court adverse ruling regarding our litigation with Vinci (see footnote 6), we have refinanced our existing credit facility that was scheduled to mature on December 30, 2004. We believe the new credit facility provides the necessary liquidity to finance the current backlog, fund any required payments related to the Vinci litigation, and contains achievable covenants based on our current forecasted operations for the next twelve months.

        On March 9, 2004, we entered into a new $125.0 million revolving credit facility replacing the previous $100.0 million loan facility that would have matured December 2004. The entire facility is available for the issuance of letters of credit and $110.0 million is available for direct cash advances. The new facility matures on March 9, 2007. This revolving credit facility permits both prime rate bank borrowings and London Interbank Offered Rate ("LIBOR") borrowings plus a floating spread. The spreads can range from 1.50% to 3.00% and 2.50% to 4.00% for prime rate and LIBOR based borrowings, respectively based upon certain financial ratios. In addition, the facility allows for certain fixed rate interest options on amounts outstanding. Stock of our subsidiaries, certain real estate, and the majority of our vessels collateralize the loans under the facility. This facility is subject to certain financial covenants. We must maintain minimum levels of intangible net worth and earnings before interest, taxes, and depreciation/amortization, not exceed levels of debt and capital expenditures specified in the agreement, and comply with, among other things, an interest coverage ratio and a leverage ratio. In consideration for this agreement, we paid a $3.8 million fee.

        Prior to March 9, 2004, we maintained a $100.0 million revolving loan credit facility. This facility was scheduled to mature on December 30, 2004. The revolving loan facility permitted both prime rate bank borrowings and London Interbank Offered Rate ("LIBOR") borrowings plus a floating spread. In addition, the credit facility allows for certain fixed rate interest options on amounts outstanding. Stock of our subsidiaries, certain real estate, and the majority of our vessels collateralized the loans under the credit facility. At December 31, 2003 we were in compliance with this credit facility and all financial covenants, as amended.

        Effective December 29, 2003, we amended our credit facility due to anticipated non-compliance with the leverage ratio covenant, the fixed charge coverage ratio covenant, and the minimum net worth covenant for the quarter ended December 31, 2003. The amendment reduced the requirements for both ratio covenants. No cash fee was paid for this amendment but interest rates were increased. The spread ranges increased to 1.00% to 2.50% for prime rate borrowings and 2.50% to 3.75% for LIBOR based borrowings from 0.75% to 2.00% and 2.00% to 3.25% for prime rate and LIBOR based borrowings respectively.

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

        Our Title XI bonds mature in 2020, 2022, and 2025. The bonds carry interest rates of 8.30%, 7.25%, and 7.71% per annum, respectively, and require aggregate semi-annual payments of $2.8 million, plus interest. The agreements pursuant to which the Title XI bonds were issued contain certain covenants, including the maintenance of minimum working capital and net worth requirements. If not met, additional covenants result that restrict our operations and our ability to pay cash dividends. At December 31, 2003, we were in compliance with these covenants.

        We also have a $9.5 million short-term credit facility at one of our foreign locations which is secured by a letter of credit. Additionally, in the normal course of business, we provide guarantees and performance, bid, and payment bonds pursuant to agreements, or in connection with bidding to obtain such agreements to perform construction services. All of these guarantees are secured by parent company guarantees. The aggregate of these guarantees and bonds at December 31, 2003 was $75.2 million in surety bonds and $17.7 million in bank guarantees and letters of credit.

        We were a party to an interest rate swap agreement, which effectively modified the interest characteristics of $15.0 million of our outstanding long-term debt. The agreement involved the exchange of a variable interest rate of LIBOR plus 2.00% for amounts based on fixed interest rate of 7.38% plus 2.00%. The swap matured in May 2003.

4. Income Taxes

    We have provided for income tax expense (benefit) as follows:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
U.S. Federal and State:
Current	$6	$7	$--
Deferred	(51)	(1,293)	1,874
Foreign:
Current	7,534	4,694	5,063
Deferred	(7,143)	(8,232)	(2,671)
Total	$346	$(4,824)	$4,266

        State income taxes included above are not significant for any of the periods presented.

        Income (loss) before income taxes consisted of the following:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
United States	$ (19,504)	$ (5,232)	$ 6,484
Foreign	(48,389)	(28,955)	3,938
Total	$ (67,893)	$ (34,187)	$ 10,422

        The provision (benefit) for income taxes varies from the U.S. Federal statutory income tax rate due to the following:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Taxes at U.S. Federal statutory rate of 35%	$ (23,763)	$ (11,965)	$ 3,648
Foreign tax credit	--	(372)	(408)
Permanent book to tax differences	674	855	--
Foreign income taxes at different rates	10,344	6,596	1,014
Foreign net operating loss carryforward valuation allowance	2,786	--	--
Foreign tax credit valuation allowance	3,004	--	--
Capital loss carryforward valuation allowance	4,337	--	--
Foreign tax audit loss disallowance	2,999	--	--
Other	(35)	62	12
Total	$ 346	$ (4,824)	$ 4,266

        At December 31, 2003, we had an available net operating loss ("NOL") carryforward for regular U.S. Federal income tax and foreign jurisdiction purposes of approximately $82.2 million and $103.1 million, respectively, which, if not used, will expire between 2019 and 2022. We also have a capital loss carryforward of $12.4 million which, if not utilized, will expire in 2004. We believe that it is more likely than not that all of the NOL carryforwards will be utilized prior to their expiration. A valuation allowance has been set up for the capital loss carryforward as we do not believe that it will be utilized prior to its expiration.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising our net deferred tax balance as of December 31, 2003 and 2002 are as follows:

	December 31,
	2003	2002
	(In thousands)
Deferred Tax Liabilities:
Excess book over tax basis of
property and equipment	$ 57,799	$ 61,349
Deferred charges	3,750	4,041

Deferred Tax Assets:
Reserves not currently deductible	(12,498)	(373)
Net operating loss carryforward	(39,421)	(41,017)
Capital loss carryforward	--	(6,998)
Foreign tax credit carryforward	--	(2,040)
Other	(353)	1,509
Net deferred tax liability	$ 9,277	$ 16,471

5. Employee Benefits

    We sponsor a defined contribution profit sharing and 401(k) retirement plan that covers all employees who meet certain eligibility requirements. Company contributions to the profit-sharing plan are made at the discretion of the Board of Directors and may not exceed 15% of the annual compensation of each participant. No contributions to the profit-sharing portion of the plan were made for the years ended 2003, 2002 or 2001.

        Under the 401(k) section of the retirement plan, our matching contributions equal 100% of the first $1,000 of each participating employee's contribution to the plan. Matching expense for the 401(k) plan during the years ended 2003, 2002 and 2001 was $0.5 million, and $0.6 million, and $0.5 million, respectively.

        We have an incentive compensation plan, which rewards employees when our financial results meet or exceed budgets. For the years ended 2003, 2002 and 2001, we recorded no incentive compensation expense under this plan.

6. Commitments and Contingencies

        Leases - We lease real property and equipment in the normal course of business under varying operating leases, including a lease with our Chief Executive Officer. Rent expense for the years ended 2003, 2002 and 2001 was $9.4 million, $8.3 million and $4.8 million, respectively, (of which $47,000, $47,000, and $47,000 respectively, were related party rental expense). The lease agreements, which include both non-cancelable and month-to-month terms, generally provide for fixed monthly rentals and, for certain of the real estate leases, renewal options.

        In August 2003, we renegotiated our long-term agreement dated April 2001, to charter the Titan 2, a 456-foot self-propelled twin-hulled derrick ship, to provide improved vessel staffing and maintenance flexibility. The new vessel charter payments are expected to be approximately $6.1 million annually. In April 2001, we prepaid $3.0 million of charter payments, which will continue to be systematically applied to future charter payments. This charter term is 120 months, expiring August 2013. This charter can be canceled by Global at anytime, subject to a termination penalty of the transfer of title of the dynamic positioning (DP) system to the vessel owner. The DP system was purchased by us and installed on the Titan 2 in the first quarter of 2002 at a total cost of $8.9 million.

        Minimum rental commitments under leases having an initial or remaining non-cancelable term in excess of one year for each of the five years following December 31, 2003 and in total thereafter follow (in thousands):

2004	$ 3,807
2005	1,804
2006	1,350
2007	871
2008	870
Thereafter	4,158
Total	$ 12,860

        Legal Proceedings - We are a party in legal proceedings and potential claims arising in the ordinary course of our business. Management does not believe these matters will materially affect our consolidated financial statements.

        In November of 1999, we notified Groupe GTM (now Vinci), that as a result of material adverse changes and other breaches by Vinci, we were no longer bound by and was terminating the Share Purchase Agreement to purchase the shares of ETPM S.A. Vinci responded stating that they believed we were in breach. The Share Purchase Agreement provided for liquidated damages of $25.0 million to be paid by a party that failed to consummate the transaction under certain circumstances. We have notified Vinci that we do not believe that the liquidated damages provision is applicable to our termination of the Share Purchase Agreement. On December 23, 1999, Global filed suit against Vinci in Tribunal de Commerce de Paris to recover damages. On June 21, 2000, Vinci filed an answer and counterclaim against Global seeking the liquidated damages of $25.0 million and other damages, costs and expenses of approximately $3.2 million based at current exchange rates. In November 2003, the Paris Commercial Court ruled in favor of Vinci in the matter and awarded Vinci $25.0 million plus approximately $8.5 million in interest, exchange rate differential and legal fees. As a result, we recorded a $33.5 million (pre-tax) provision in the fourth quarter of 2003. We are currently appealing this verdict in the Cour d'appel de Paris. Although the provision for the judgement had a significant impact on our reported results for 2003, we do not believe that the ultimate outcome of this matter will have a material adverse effect on our future results of operations or business operations.

        Construction and Purchases in Progress - We estimate that the cost to complete capital expenditure projects in progress at December 31, 2003 approximates $2.4 million.

        Guarantees - In the normal course of our business activities, we provide guarantees and performance, bid, and payment bonds pursuant to agreements or obtaining such agreements to perform construction services. The majority of these bonds expire in 2004. All of these financial instruments are secured by parent guarantees. The aggregate of these guarantees and bonds at December 31, 2003 was $75.245.8 million and expire between January 2004 and October 2006.

        Letters of Credit - In the normal course of our business activities, we are required to provide letters of credit to secure the performance and/or payment of obligations, including the payment of worker's compensation obligations. Outstanding letters of credit at December 31, 2003 approximated $17.728.5 million and expire between February and December 2004.

7. Shareholders' Equity

        Authorized Stock - We have authorized 30,000,000 shares of $0.01 par value preferred stock and 150,000,000 shares of $0.01 par value common stock.

        Treasury Stock - During August 1998, the Board of Directors authorized the expenditure of up to $30.0 million to purchase shares of our outstanding common stock. Subject to market conditions, the purchases may be affected from time to time through solicited or unsolicited transactions in the market or in privately negotiated transactions. No limit was placed on the duration of the purchase program. Subject to applicable securities laws, management will make purchases based upon market conditions and other factors. As of December 31, 2003, we had purchased 3,654,500shares since the authorization at a total cost of $24.1 million. In 2003 and 2002, 0 and 2,225,000 shares were purchased, respectively. Under our previous credit facility, stock purchases are limited to $12.0 million, of which $9.1 million has been used at December 31, 2003. Under our new $125.0 million revolving credit facility, stock purchases are limited to $25.0 million. On June 13, 2003, we retired all shares held in treasury.

        Restricted Stock Awards and Stock Option Plans - During 2003, we had two stock-based compensation plans that provide for the granting of restricted stock, stock options, or a combination of both to officers and employees. Unearned stock compensation cost for restricted stock awards and stock options is measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock and is included in the accompanying financial statements as a charge against Additional Paid-in Capital. The unearned stock compensation is amortized over the vesting period of the awards and amortized compensation amounted to approximately $1.0 million, $1.1 million and $1.3 million for the years ended 2003, 2002, and 2001 respectively. The balance of Unearned Stock Compensation to be amortized in future periods was $1.2 million and $2.2 million at December 31, 2003 and 2002, respectively.

        Our 1992 Restricted Stock Plan provides for awards of shares of restricted stock to employees approved by a committee of the Board of Directors. Under the plan, 712,000 shares of common stock have been reserved for issuance, of which 147,111 were available for grant at December 31, 2003.Forfeiture restrictions on shares granted under the plan lapse 33 1/3% on the third, fourth, and fifth anniversary date of grant. During the years ended 2003, 2002 and 2001, no awards were made under the plan. During the year ended December 31, 2003, restrictions on 668 shares expired. On December 31, 2003, no shares remained subject to forfeiture.

        Our 1998 Equity Incentive Plan permits the granting of both stock options and restricted stock awards to employees approved by a committee of the Board of Directors. The plan also authorizes the Chief Executive Officer to grant stock options and restricted stock awards to non-officer employees. The maximum number of shares of common stock that may be granted as options or as restricted stock to any one individual during any calendar year is 10% of the number of shares authorized under the 1998 Plan, and repricing of outstanding options is prohibited without the approval of our shareholders. As of December 31, 2003, 7,500,000 shares of common stock have been reserved for issuance under the plan, of which 1,738,412 were available for grant. Forfeiture restriction on restricted shares granted under the plan lapse 33 1/3% on the third, fourth and fifth anniversary date of the grant. During the years ended 2003, 2002 and 2001, we issued 11,500, 20,000 and 57,500 restricted stock awards, respectively, with a weighted average value at the time of issue of $4.659 per share, $7.159 per share, and $11.673 per share, respectively. As of December 31, 2003, forfeiture restrictions remained on 345,009 shares and 241,692 shares have been surrendered.

        The following table shows the changes in options outstanding under all plans for the years ended 2003, 2002 and 2001:

	At 85% of Market		At or Above Market
	Shares	Weighted Avg. Price	Shares	Weighted Avg. Price

Outstanding on January 1, 2001	657,240	$ 4.282	5,697,205	$ 10.200
Granted	--	--	1,806,608	10.432
Surrendered	(7,330)	9.799	(556,270)	12.503
Exercised	(69,850)	2.263	(434,599)	4.240
Outstanding on December 31, 2001	580,060	4.455	6,512,944	10.465
Granted	--	--	1,623,800	8.133
Surrendered	(13,000)	8.706	(438,490)	11.262
Exercised	(42,460)	6.951	(64,570)	3.449
Outstanding on December 31, 2002	524,600	4.148	7,633,684	9.983
Granted	--	--	442,000	4.282
Surrendered	(25,596)	5.710	(941,634)	10.366
Exercised	(239,104)	1.551	(204,191)	2.575
Outstanding on December 31, 2003	259,900	$ 5.780	6,929,859	$ 9.784
Exercisable at December 31, 2003	253,500	$ 5.765	3,940,903	$ 10.622

        The following table summarizes information about stock options outstanding at December 31, 2003:
OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 1.78 - 2.53	300,501	0.8	$ 2.36	300,501	$ 2.36
2.84 - 4.25	662,850	6.8	3.81	249,550	3.15
4.30 - 6.44	606,800	7.3	5.53	316,900	5.60
6.48 - 9.56	2,464,600	6.9	8.34	1,145,270	8.17
9.82 - 14.63	2,328,808	6.2	11.32	1,440,082	11.30
14.92 - 20.19	826,200	4.3	19.11	742,100	19.44
$ 1.78 - 20.19	7,189,759	6.2	$ 9.64	4,194,403	$ 10.33

        Non-Employee Director Compensation Plan - Effective August 5, 2003, the Board of Directors terminated the Global Industries, Ltd. Non-Employee Directors' Compensation Plan and adopted a compensation policy whereby each non-employee director must receive $35,000 of his or her annual retainer in the form of a restricted stock award with a one year forfeiture period to be issued under our 1998 Equity Incentive Plan. Each director may elect to receive the remainder of his or her retainer and any meeting fees or other compensation in cash or in the form of a restricted stock award. The number of shares awarded is based upon the closing price of the stock on the date immediately preceding the date the compensation is due. The forfeiture restrictions automatically renew on the earlier of the date of the Annual Shareholders' Meeting or June 1 of each year, unless prior to December 31 of the preceding year, the director elects not to have his restrictions automatically renew. During the year ended December 31, 2003, an aggregate of 76,268 restricted shares were issued to directors under the new compensation policy. In connection with termination of the Non-Employee Director's Compensation Plan, phantom stock units which were held under the Global Industries, Ltd. Non-Employee Directors' Compensation Plan were converted into restricted awards on a one-time basis. The total of the phantom stock units converted to restricted shares was 115,981.

        1995 Employee Stock Purchase Plan - The Global Industries, Ltd. 1995 Employee Stock Purchase Plan ("Purchase Plan") provides a method for substantially all employees to voluntarily purchase a maximum of 2,400,000 shares of our common stock at favorable terms. Under the Purchase Plan, eligible employees may authorize payroll deductions that are used at the end of the Option Period to acquire shares of common stock at 85% of the fair market value on the first or last day of the Option Period, whichever is lower. In August 1997, shareholders approved an amendment to the plan whereby the plan has a twelve-month and a six-month Option Period in each year. In October 1998, the Board of Directors further amended the plan effective December 31, 1998, to, among other items, change the twelve-month Option Period to begin January 1 of each year and the six-month Option Period to begin July 1 of each year. For the year ended December 31, 2003, 134 employees purchased 167,873 shares at a weighted average cost of $3.655 per share. For the year ended December 31, 2002, 176 employees purchased 226,966 shares at a weighted average cost of $3.545 per share. For the year ended December 31, 2001, 224 employees purchased 114,787 shares at a weighted average cost of $5.65 per share. At December 31, 2003, 973,381 shares were available for issuance under the plan.

        Basic and Diluted Net Income (Loss) Per Share - The following table presents the reconciliation between basic shares and diluted shares (in thousands, except per share data):
	Net Income (Loss)	Weighted-Average Shares			Income (Loss) Per Share
		Basic	Incremental	Diluted	Basic	Diluted
Year ended December 31, 2003	$ (68,329)	100,743	--	100,743	$ (0.68)	$ (0.68)
Year ended December 31, 2002	(29,363)	99,511	--	99,511	(0.30)	(0.30)
Year ended December 31, 2001	6,156	92,753	1,094	93,847	0.07	0.07

        Options to purchase 1,970,808 shares of common stock, at an exercise price range of $11.31 to $20.19 per share, were outstanding at December 31, 2001, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

        During the years ended 2003 and 2002, 686,860 and 770,293 incremental shares, respectively, were excluded from the computation of diluted EPS because the effect of their inclusion is antidilutive.

8. Industry Segment and Geographic Information

        We operate primarily in the offshore oil and gas construction industry. However, we have used a combination of factors to identify our reportable segments as required by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The overriding determination of our segments is based on how the chief operating decision-maker of our company evaluates our results of operations. The underlying factors include types of service and type of assets used to perform such services, operational management, physical locations, degree of integration, and underlying economic characteristics of the various types of work we perform. We conformed our segment reporting to changes in our operating management structure and existing business lines that were effective January 1, 2003. Our new reportable segments include two divisions, the Offshore Construction Division and the Global Divers and Marine Contractors Division, each with five reportable segments. We have identified ten reportable segments as required by SFAS 131.

        The Offshore Construction Division is principally services performed using our construction barges in the Gulf of Mexico, including pipelay and derrick services. Many of our services are integrated, and thus, are performed for other of our segments, typically at rates charged to external customers.

        The following tables show information about the profit or loss and assets of each of our reportable segments for the years ended 2003, 2002, and 2001. The information contains certain allocations of corporate expenses that we deem reasonable and appropriate for the evaluation of results of operations. Segment assets do not include intersegment receivable balances as we feel that such inclusion would be misleading or not meaningful. Segment assets are determined by where they are situated at period-end. Because we offer an integrated range of services, some assets are used by more than one segment. However, we feel that allocating the value of those assets among segments is impractical.

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Total segment revenues:
Offshore Construction Division
Gulf of Mexico	$ 112,253	$ 59,613	$ 99,330
West Africa	100,039	83,395	30,557
Latin America	19,046	169,060	60,856
Asia Pacific	80,010	67,273	81,965
Middle East	72,842	1,667	--
Subtotal	$ 384,190	$ 381,008	$ 272,708

Global Divers and Marine Contractors
Gulf of Mexico	$ 80,375	$ 88,624	$ 110,144
West Africa	8,602	4,019	2,425
Latin America	1,303	15,019	3,984
Asia Pacific	26,534	44,838	42,172
Middle East	14,732	9,617	11,265
Subtotal	131,546	162,117	169,990
Total	$ 515,736	$ 543,125	$ 442,698

Intersegment eliminations:
Offshore Construction Division
Gulf of Mexico	$ 707	$ 2,392	$ 3,962
Subtotal	$ 707	$ 2,392	$ 3,962

Global Divers and Marine Contractors
Gulf of Mexico	$ 5,231	$ 9,437	$ 13,515
West Africa	8,602	4,019	2,425
Latin America	1,093	13,029	3,984
Asia Pacific	11,384	20,238	12,708
Subtotal	26,310	46,723	32,632
Total	$ 27,017	$ 49,115	$ 36,594
Total segment revenues from external customers	$ 488,719	$ 494,010	$ 406,104

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Interest expense:
Offshore Construction Division
Gulf of Mexico	$ 3,548	$ 2,481	$ 5,036
West Africa	1,475	1,098	2,130
Latin America	3,002	7,015	6,769
Asia Pacific	2,312	2,935	3,878
Middle East	510	420	396
Subtotal	$ 10,847	$ 13,949	$ 18,209

Global Divers and Marine Contractors
Gulf of Mexico	$ 1,392	$ 1,841	$ 3,322
West Africa	--	--	--
Latin America	--	--	--
Asia Pacific	616	1,099	1,140
Middle East	41	80	657
Subtotal	2,049	3,020	5,119
Total	$ 12,896	$ 16,969	$ 23,328
Depreciation and amortization:
Offshore Construction Division
Gulf of Mexico	$ 14,562	$ 15,019	$ 13,115
West Africa	6,146	4,697	1,714
Latin America	5,612	6,283	8,338
Asia Pacific	8,404	8,790	7,028
Middle East	942	252	714
Subtotal	$ 35,666	$ 35,041	$ 30,909

Global Divers and Marine Contractors
Gulf of Mexico	$ 10,641	$ 11,632	$ 11,691
West Africa	15	29	--
Latin America	--	--	--
Asia Pacific	2,980	4,372	4,290
Middle East	253	1,380	1,558
Subtotal	$ 13,889	$ 17,413	$ 17,539
Total	$ 49,555	$ 52,454	$ 48,448

Income (loss) before income taxes:
Offshore Construction Division
Gulf of Mexico	$ (1,525)	$ (22,933)	$ (5,939)
West Africa	(26,405)	(5,102)	407
Latin America	(16,720)	9,772	(1,049)
Asia Pacific	1,129	(1,270)	1,246
Middle East	2,645	(1,482)	(1,168)
Subtotal	$ (40,876)	$ (21,015)	$ (6,503)

Global Divers and Marine Contractors
Gulf of Mexico	$ 4,697	$ 3,968	$ 21,676
West Africa	1,906	1,758	1,168
Latin America	(337)	6,925	1,946
Asia Pacific	(1,957)	(17,453)	(4,125)
Middle East	2,815	(8,741)	(2,274)
Subtotal	7,124	(13,543)	18,391
Other	(34,231)	371	(1,466)
Total	$ (67,983)	$ (34,187)	$ 10,422

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Segment assets at period-end:
Offshore Construction Division
Gulf of Mexico	$ 220,006	$ 250,782	$ 289,666
West Africa	83,098	74,107	50,039
Latin America	76,876	132,138	106,819
Asia Pacific	72,251	89,331	85,080
Middle East	40,513	2,473	6,881
Subtotal	$ 492,774	$ 548,831	$ 538,485

Global Divers and Marine Contractors
Gulf of Mexico	$ 51,934	$70,868	$ 78,526
West Africa	--	--	--
Latin America	--	--	--
Asia Pacific	57,406	53,328	100,364
Middle East	3,206	5,243	9,959
Subtotal	112,546	129,439	188,849
Total	$ 605,290	$ 678,270	$ 727,334

Expenditures for long-lived assets:
Offshore Construction Division
Gulf of Mexico	$ 4,103	$ 9,461	$ 9,161
West Africa	1,689	1,233	511
Latin America	174	7,065	--
Asia Pacific	1,173	3,840	3,279
Middle East	96	29	18
Subtotal	$ 7,235	$ 21,628	$ 12,969

Global Divers and Marine Contractors
Gulf of Mexico	$ 5,689	$ 832	$ 471
West Africa	--	--	--
Latin America	--	--	--
Asia Pacific	363	--	--
Middle East	--	159	--
Subtotal	$ 6,052	$ 991	$ 471
Total	$ 13,287	$ 22,619	$ 13,440

        The following table reconciles the reportable segments' revenues, income (loss) before income taxes, assets, and other items presented above, to our consolidated totals.
	Year Ended December 31,
	2003	2002	2001
	(In thousands)

Revenues
Total for reportable segments	$ 515,736	$ 543,125	$ 442,698
Elimination of intersegment revenues	(27,017)	(49,115)	(36,594)
Total consolidated revenues	$ 488,719	$ 494,010	$ 406,104

Income (loss) before income taxes
Total for reportable segments	$ (33,752)	$ (34,558)	$ 11,888
Unallocated corp. (expenses) income	(34,231)	371	(1,466)
Total consolidated income (loss) before tax	$ (67,983)	$ (34,187)	$ 10,422

Segment assets at period end
Total for reportable segments	$ 605,290	$ 678,270	$ 727,334
Corporate assets	15,541	23,374	20,843
Total consolidated assets	$ 620,831	$ 701,644	$ 748,177

Other items:
Interest Expense
Total for reportable segments	$ 12,896	$ 16,969	$ 23,328
Unallocated (over allocated) corp. interest
expense	(2,121)	(2,296)	(1,460)
Total consolidated interest expense	$ 10,775	$ 14,673	$ 21,868

Depreciation and amortization
Total for reportable segments	$ 49,555	$ 52,454	$ 48,448
Unallocated corporation depreciation	4,806	5,886	5,473
Total consolidated depreciation and
amortization	$ 54,361	$ 58,340	$ 53,921

Expenditures for long-lived assets
Total for reportable segments	$ 13,287	$ 22,619	$ 13,440
Corporate expenditures	2,709	1,221	429
Total consolidated expenditures	$ 15,996	$ 23,840	$ 13,869

        The following table presents our revenues from external customers attributed to operations in the United States and foreign areas and long-lived assets in the United States and foreign areas.
	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Revenues from external customers
United States	$ 186,690	$ 136,409	$ 191,997
Foreign areas	302,029	357,601	214,107
	$ 488,719	$ 494,010	$ 406,104

Long lived assets at period end
United States	$ 233,962	$ 265,242	$ 302,182
Foreign areas	167,791	174,656	200,076
	$ 401,753	$ 439,898	$ 502,258

9. Major Customers

        Sales to various customers for 2003, 2002, and 2001 that amount to 10% or more of our revenues, follows:

	Year Ended December 31,
	2003		2002		2001
	(In thousands)
	Amount	%	Amount	%	Amount	%
Customer A	$ --	--	$ --	--	$ 45,014	11%
Customer B	53,252	11%	--	--	--	--
Customer C	69,547	14%	--	--	--	--
Customer D	--	--	168,105	34%	51,388	13%

        Sales to Customer A for all periods presented in the table were reported by our Asia Pacific OCD segment. Sales to Customer B were reported by our Gulf of Mexico OCD segment. Sales to Customer C were reported by our Middle East OCD segment. Sales to Customer D were reported by our Latin America OCD segment.

10. Supplemental Disclosures of Cash Flow Information

        Supplemental cash flow information for 2003, 2002, and 2001 are as follows:
	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Cash paid for:
Interest, net of amount capitalized	$ 11,079	$ 14,979	$ 23,218
Income taxes	(614)	12,474	4,281

        Other Non-Cash Transactions:

        During 2003, 2002, and 2001 the tax effect of the exercise of stock options resulted in an increase in additional paid-in capital and reductions to income taxes payable of $0.0 million, $0.6 million, and $1.3 million, respectively.

11. Interim Financial Information (Unaudited)

        The following is a summary of consolidated interim financial information for 2003 and 2002:

	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share amounts)
Year Ended December 31, 2003
Revenues	$ 148,940	$ 154,153	$ 122,159	$ 63,467
Gross profit	10,788	13,620	(573)	(14,084)
Net (loss) income	(998)	689	(12,649)	(55,371)
Net (loss) income per share
Basic	$ (0.01)	$ 0.01	$ (0.13)	$ (0.55)
Diluted	$ (0.01)	$ 0.01	$ (0.13)	$ (0.55)

	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share amounts)
Year Ended December 31, 2002
Revenues	$ 104,665	$ 157,443	$ 128,798	$ 103,104
Gross profit	6,872	27,802	22,435	6,369
Net income (loss)	(4,836)	9,834	5,452	(39,813)
Net income (loss) per share
Basic	$ (0.05)	$ 0.10	$ 0.05	$ (0.40)
Diluted	$ (0.05)	$ 0.10	$ 0.05	$ (0.40)

12. Losses on Asset Disposal and Impairment

        In the fourth quarter of 2002, management reviewed our management structure and effective January 1, 2003 reorganized our operating management structure and our existing business lines, Offshore Construction and Installation and Diving, to focus on core operations and specialized markets. These changes were made to adapt to certain marketplace conditions in our domestic and international operations. In conjunction with the reorganization, we eliminated non-core and under-performing assets relating to certain of our marine assets and support facilities. We recorded a one-time pretax non-cash charge of $45.8 million in December 2002 associated with these assets. The assets were valued at scrap value or fair market value.
One time pretax non-cash charge by segment (in thousands):
Offshore Construction Division
Gulf of Mexico	$10,246
West Africa	--
Latin America	1,377
Asia Pacific	2,068
Middle East	--
Subtotal	13,691
Global Divers and Marine Contractors
Gulf of Mexico	6,246
West Africa	--
Latin America	--
Asia Pacific	19,063
Middle East	6,817
Subtotal	32,126
Other	--
Total	$45,817

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

ITEM 9A. DISCLOSURE CONTROLS AND PROCEDURES

        As of the end of the period covered by this report, our management, with the participation of each of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures. These disclosure controls and procedures are designed to provide us with a reasonable assurance that all of the information required to be disclosed by us in our periodic reports filed with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed and maintained to ensure that all of the information required to be disclosed by us in our reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow those persons to make timely decisions regarding required disclosure.

        Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that material information relating to our company is made known to management on a timely basis. Our Chief Executive Officer and Chief Financial Officer noted no significant deficiencies or material weaknesses in the design or operation of our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that are likely to adversely affect our ability to record, process, summarize and report financial information. There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with our 2004 Annual Meeting of Shareholders. See also "Item (Unnumbered) Executive Officers of the Registrant" appearing in Part I of this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by the Item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with our 2004 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with our 2004 Annual Meeting of Shareholders. For a description of certain information about compensation plans, see Item 5 of this Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with our 2004 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Act of 1934 in connection with our 2004 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM

8-K

(a)	1.		Financial Statements
Included in part II of this report.
Independent Auditors' Report.
Consolidated Balance Sheets as of December 31, 2003 and 2002
Consolidated Statements of Operations for the years ended December 31, 2003, 2002, and 2001.
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2003, 2002, and 2001.
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001.
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2003, 2002, and 2001.
Notes to Consolidated Financial Statements.
	2.		Financial Statement Schedules

The following financial statement schedule is included:

Schedule II - Valuation and Qualifying Accounts

All other financial statement schedules are omitted because the information is not required or because the information required is in the financial statements or notes thereto.
	3.		Exhibits

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

	3.2	-	Bylaws of Registrant, incorporated by reference to Exhibit 3.2 to the Form S-1 filed by Registrant (Reg. No. 33-56600).
	4.1	-	Form of Common Stock certificate, incorporated by reference to Exhibit 4.1 to the Form S-1 filed by Registrant (Reg. No. 33-56600).
	10.1♦	-	Global Industries, Ltd. 1992 Stock Option Plan, incorporated by reference to Exhibit 10.1 to the Form S-1 filed by Registrant (Reg. No. 33-56600).
	10.2♦		Global Industries, Ltd. Profit Sharing and Retirement Plan, as amended, incorporated by reference to Exhibit 10.2 to the Form S-1 filed by Registrant (Reg. No. 33-56600).
	10.3	-

Agreement of Lease dated May 1, 1992, between SFIC Gulf Coast Properties, Inc. and Global Pipelines PLUS, Inc., incorporated by reference to Exhibit 10.6 to the Form S-1 filed by Registrant (Reg. No. 33-56600).

	10.4	-

Lease Extension and Amendment Agreement dated January 1, 1996, between Global Industries, Ltd. and William J. Dore' relating to the Lafayette office and adjacent land, incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

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

	10.8♦	-	Global Industries, Ltd. Restricted Stock Plan, incorporated by reference to Exhibit 10.25 to the Form S-1 filed by Registrant (Reg. No. 33-56600).
	10.9♦	-	Second Amendment to the Global Industries, Ltd. Profit Sharing Plan, incorporated by reference to Exhibit 10.19 to the Registrant's Registration Statement on Form S-1 (Reg. No. 33-81322).
	10.10♦	-	Global Industries, Ltd. 1995 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.
	10.11	-

Trust Indenture relating to United States Government Guaranteed Ship Financing Obligations between Global Industries, Ltd., shipowner, and Hibernia National Bank, Indenture Trustee, dated as of September 27, 1994, incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.

	10.12♦	-	Amendment to Global Industries, Ltd. 1992 Stock Option Plan, incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.
	10.13♦	-	Amendment to Global Industries, Ltd. 1992 Stock Option Plan, incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.
	10.14	-

Trust Indenture relating to United States Government Guaranteed Ship Financing Obligations between Global Industries, Ltd., shipowner, and First National Bank of Commerce, Indenture Trustee, dated as of August 15, 1996, incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

	10.15	-

Form of Indemnification Agreement between the Registrant and each of the Registrant's directors, incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

	10.16♦	-

1996 Amendment to Global Industries, Ltd. 1995 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

	10.17	-

Amendment Assignment and Assumption of Authorization Agreement relating to United States Government Ship Financing obligations between Global Industries, Ltd., shipowner, and First National Bank of Commerce, Indenture Trustee, dated as of October 23, 1996, incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

	10.18♦	-	Global Industries, Ltd. 1998 Equity Incentive Plan incorporated by reference to exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.
	10.19	-

Facilities Agreement (related to Carlyss Facility) by and between the Registrant and Lake Charles Harbor and Terminal District dated as of November 1, 1997, incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.

	10.20	-

Ground Lease and Lease-Back Agreement (related to Carlyss Facility) by and between the Registrant and Lake Charles Harbor and Terminal District dated as of November 1, 1997, incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.

	10.21	-

Pledge and Security Agreement (related to Carlyss Facility) by and between Registrant and Bank One, Louisiana, National Association, dated as of November 1, 1997, incorporated by reference to Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.

	10.22♦	-	Global Industries, Ltd. Non-Employee Directors Compensation Plan, incorporated by reference to Exhibit 4.1 to Registrant's Registration Statement on Form S-8 (Reg. No. 333-69949).
	10.23	-

Share Purchase Agreement between Global Industries, Ltd. and ETPM, S.A., incorporated by reference to Exhibit 2.1 to Registrants' Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.

	10.24	-

Trust Indenture relating to United States Government Guaranteed Ship Financing Obligations between Global Industries, Ltd., shipowner, and Wells Fargo Bank, Indenture Trustee, dated as of February 22, 2000, incorporated by reference to Exhibit 10.33 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

	10.25	-

Asset Acquisition Agreement by and between Global Industries, Ltd. and Oceaneering International, Inc. dated as of September 30, 2000, incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

	10.26♦	-	2000 Amendment to Global Industries, Ltd. 1998 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report for the quarter ended March 31, 2001.
	10.27	-

Severance Agreement dated February 22, 1995 between Global Industries, Ltd. and James J. Dore', incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report for the quarter ended March 31, 2001.

	10.28	-

Second Amended and Restated Credit Agreement dated April 30, 2002 among Global Industries, Ltd. Offshore Mexico, S. DE R.L. DE C.V., the Lenders and Bank One, NA, as administrative agent for the Lenders, incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report for the quarter ended March 31, 2002.

	10.29	-

Credit Agreement Amendment dated January 10, 2003 among Global Industries, Ltd. Offshore Mexico, S. DE R.L. DE C.V., the Lenders and Bank One, NA, as administrative agent for the Lenders, incorporated by reference to Exhibit 10.37 to registrants Annual Report on Form 10K for the year ended December 31, 2002.

	10.36	-

$48,000,000 Revolving B termination letter dated February 7, 2003 from Global Industries, Ltd. to Bank One, N.A., incorporated by reference to Exhibit 10.38 to registrants Annual Report on Form 10K for the year ended December 31, 2002.

	*10.37	-

Amendment No. 3 and Consent date June 30, 2003 among Global Industries, Ltd., and Global Offshore Mexico, S. DE R.L. DE C.V., the Lenders and Bank One, NA, as administrative agent for the Lenders, incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report for the quarter ended June 30, 2003.

	*10.38	-	Credit Agreement Amendment dated December 29, 2003 among Global Industries, Ltd. Offshore Mexico, S. DE R.L. DE C.V., the Lenders and Bank One, NA, as administrative agent for the Lenders.
	*10.39	-

Credit Agreement dated March 9, 2004 among Global Industries, Ltd. and Global Offshore Mexico, S. DE R.L. DE C.V., the Lenders and Credit Lyonnais New York Branch as administrative agent for the Lenders.

	*21.1	-	Subsidiaries of the Registrant.
	*23.1	-	Consent of Deloitte & Touche LLP.
	*31.1	-	Certification of William J. Dore'.
	*31.2	-	Certification of Timothy W. Miciotto.
	*32.1	-	Section 906 Certification of Williams J. Dore'.
	*32.2	-	Section 906 Certification of Timothy W. Miciotto.

_______________

* Included with this filing.

♦ Management Compensation Plan or Agreement.

(b) Reports on Form 8-K - The Company filed three reports on Form 8-K during the quarter ended December 31, 2003, one reported information under Item 5 and was dated November 19, 2003; one reported information under Item 9 and was dated November 14, 2003; and one reported information under Item 12 and was dated November 14, 2003.

Global Industries, Ltd.

Schedule II Valuation and Qualifying Accounts

For the Years Ended December 31, 2003, 2002, and 2001

(In thousands)

Description	Balance at Beginning of Period	Additions		Deductions	Balance at End ofPeriod
		Charged to Costs and Expenses	Charged to Other Accounts

Year ended December 31, 2003
Allowances for doubtful accounts	$ 7,167	$ 14,067	$ --	$ 10,191	$ 11,043

Year ended December 31, 2002
Allowances for doubtful accounts	$ 2,503	$ 6,533	$ --	$ 1,869	$ 7,167

Year ended December 31, 2001
Allowances for doubtful accounts	$ 9,481	$ 1,442	$ --	$ 8,420	$ 2,503

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

March 15, 2004

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

March 15, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ WILLIAM J. DORE'

William J. Dore'                        Chairman of the Board,                         March 15, 2004

                                                Chief Executive Officer and Director

/s/ TIMOTHY W. MICIOTTO

Timothy W. Miciotto                 Senior Vice President, Chief Financial    March 15, 2004

                                                           Officer (Principal Financial and

                                                            Accounting Officer

/s/ JAMES C. DAY

James C. Day                                     Director                                               March 15, 2004

/s/ EDWARD P. DJEREJIAN

Edward P. Djerejian                            Director                                                March 15, 2004

/s/ EDGAR G. HOTARD

Edgar G. Hotard                                   Director                                                March 15, 2004

/s/ RICHARD A. PATTAROZZI

Richard A. Pattarozzi                           Director                                                March 15, 2004

/s/ JAMES L. PAYNE

James L. Payne                                   Director                                                 March 15, 2004

/s/ MICHAEL J. POLLOCK

Michael J. Pollock                                Director                                                March 15, 2004

/s/ LUIS TELLEZ

Luis Tellez                                            Director                                                March 15, 2004