Form 10-Q
period 2004-03-31
GLOBAL INDUSTRIES LTD
filed 2004-05-10
CIK 895663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the Registrant's Common Stock outstanding, as of May 3, 2004 was 110,972,111.

Global Industries, Ltd.

Index - Form 10-Q

Part I - Financial Information

Part II - Other Information
Item 1.	Legal Proceedings	23

Item 6.	Exhibits and Reports of Form 8-K	23

	Signature	24

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of

Global Industries, Ltd.

We have reviewed the condensed consolidated financial statements of Global Industries, Ltd. and subsidiaries, as listed in the accompanying index, as of March 31, 2004 and for the three-month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Global Industries, Ltd. and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, shareholders' equity, cash flows, and comprehensive income (loss) for the year then ended (not presented herein); and in our report dated March 9, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

May 7, 2004

New Orleans, Louisiana

Global Industries, Ltd.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)
	Quarter Ended March 31,
	2004	2003
Revenues	$84,770	$148,940

Cost of Operations	82,456	138,152

Gross Profit	2,314	10,788

Selling, General and Administrative Expenses	10,114	9,479

Operating (Loss) Income	(7,800)	1,309

Other Expense:
Interest expense	3,399	2,745
Other	386	173
	3,785	2,918
Loss Before Income Taxes	(11,585)	(1,609)
Benefit for Income Taxes	(3,247)	(611)
Net Loss	$(8,338)	$(998)

Weighted Average Common Shares Outstanding:
Basic	101,573,000	100,489,000
Diluted	101,573,000	100,489,000
Net Loss Per Share:
Basic	$(0.08)	$(0.01)
Diluted	$(0.08)	$(0.01)

See Notes to Consolidated Financial Statements.

Global Industries, Ltd.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)
	March 31,	December 31,
	2004	2003
ASSETS
Current Assets:
Cash	$11,207	$15,628
Receivables - net of allowance of $18,606 for 2004
and $11,043 for 2003, respectively	107,335	107,907
Unbilled work on uncompleted contracts	24,405	10,706
Prepaid expenses and other	29,179	18,393
Assets held for sale	445	695
Total current assets	172,571	153,329
Property and Equipment, net	395,888	401,753
Other Assets:
Deferred charges, net	30,061	23,449
Goodwill, net	37,655	37,655
Other	4,649	4,645
Total other assets	72,365	65,749
Total	$640,824	$620,831

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$45,282	$53,648
Current maturities of long-term debt	5,643	5,643
Employee-related liabilities	8,623	7,748
Income taxes payable	9,223	6,824
Accrued interest	1,220	3,494
Advance billings on uncompleted contracts	--	1,120
Vinci (Groupe GTM) litigation liability	33,500	33,500
Other accrued liabilities	4,999	4,031
Total current liabilities	108,490	116,008

Long-Term Debt	112,270	118,085
Deferred Income Taxes	2,907	9,277

Other Liabilities	622	390

Shareholders' Equity:
Common stock issued, 110,738,230 and 101,282,097
shares, respectively	1,107	1,013
Additional paid-in capital	335,845	288,137
Accumulated other comprehensive loss	(8,978)	(8,978)
Retained earnings	88,561	96,899
Total shareholders' equity	416,535	377,071
Total	$640,824	$620,831

See Notes to Consolidated Financial Statements.

Global Industries, Ltd.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)
		Quarter Ended March 31,
		2004	2003
Cash Flows From Operating Activities:
Net loss		$(8,338)	$(998)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation and amortization		10,957	12,089
Gain on sale, disposal of property and equipment		(7)	(61)
Provision for doubtful accounts		1,126	1,005
Deferred income taxes		(6,370)	(5,089)
Other		542	(11)
Changes in operating assets and liabilities
Receivables		(14,256)	(39,857)
Prepaid expenses and other		(10,786)	(2,278)
Accounts payable and accrued liabilities		(7,285)	31,972
Net cash used in operating activities		(34,417)	(3,228)

Cash Flows From Investing Activities:
Proceeds from sale of assets		5	110
Additions to property and equipment		(859)	(8,897)
Additions to deferred charges		(11,433)	(7,628)
Net cash used in investing activities		(12,287)	(16,415)

Cash Flows From Financing Activities:
Proceeds from sale of common stock, net		48,097	1,415
Proceeds from long-term debt		97,000	22,000
Repayment of long-term debt		(102,814)	(19,814)
Net cash provided by financing activities		42,283	3,601

Cash:
Decrease		(4,421)	(16,042)
Beginning of period		15,628	28,204
End of period	$	$ 11,207	$12,162

See Notes to Consolidated Financial Statements.

Global Industries, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

1.    Basis of Presentation - The accompanying unaudited condensed consolidated financial statements include the accounts of Global Industries, Ltd. and its subsidiaries (the "Company," "we," "us" or "our").

In the opinion of management of the Company, all adjustments (such adjustments consisting only of a normal recurring nature) necessary for a fair presentation of the operating results for the interim periods presented have been included in the unaudited condensed consolidated financial statements. Operating results for the period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These financial statements should be read in conjunction with our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Independent public accountants as stated in their report included herein, have reviewed the financial statements required by Rule 10-01 of Regulation S-X.

Certain reclassifications have been made to the prior period financial statements in order to conform to the classifications adopted for reporting in 2004.

2.    Contracts in Progress and Revenue Recognition - Revenues from construction contracts, which are typically of short duration, are recognized on the percentage-of-completion method, measured by relating the actual cost of work performed to date to the current estimated total cost (the cost to cost method) of the respective contract. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect vessel costs, labor, supplies, and repairs. During the early stages of a contract, certain costs may be excluded from the cost to cost method of measuring progress, such as significant costs for materials and major third party subcontractors, if it appears that such an exclusion would result in a more meaningful measurement of actual contract progress and resulting periodic allocation of income. Provisions for estimated losses, if any, on uncompleted contracts are made in the period in which such losses are determined. Selling, general, and administrative costs are charged to expense as incurred.

3.    Accounts Receivable - Trade and other receivables are stated at net realizable value and the allowance for uncollectible accounts was $18.6 million and $11.0 million at March 31, 2004 and December 31, 2003, respectively. Certain receivables represent amounts that have not yet been billed to the customer pursuant to contractually specified milestone billing requirements. At March 31, 2004 and December 31, 2003, our accounts receivable included unbilled receivables of $14.3 million and $22.8 million, respectively. We include claims and unapproved change orders to the extent of costs incurred in contract revenues when (1) the contract or other evidence provides a legal basis for the claim, (2) additional costs are not the result of deficiencies in our performance, (3) costs are identifiable, and (4) evidence supporting the claim is objective and verifiable. The claims and unapproved change orders, included in accounts receivable and unbilled receivables, amounted to $30.8 million at March 31, 2004 and $40.6 million at December 31, 2003. Unbilled retainage at March 31, 2004 was $8.5 million and is expected to be billed in 2004. Unbilled retainage at December 31, 2003 was $7.8 million.

Contracts in progress are as follows:

	March 31,		December 31,
	2004		2003
	(In thousands)
Costs incurred on uncompleted contracts	$37,682		$18,929
Estimated earnings	2,463		(1,933)
Total revenues to date	40,145		16,996
Less: Billings to date	15,739		7,410
Unbilled revenues	$24,406	$	$ 9,586
Included in accompanying balance sheets under the following captions:
Unbilled work on uncompleted contracts	24,406		10,706
Advance billings on uncompleted contracts	--		(1,120)
Unbilled revenues	$24,406		$9,586

4.    Goodwill - Goodwill represents the excess cost over the fair value of net assets acquired. The carrying amounts of goodwill as of March 31, 2004 and December 31, 2003 were approximately $38.0 million and are primarily attributable to our Latin America segment. We completed the required annual impairment test, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," at the beginning of 2004 and determined that our goodwill was not impaired.

5.    Stock-Based Compensation - The Company continues to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its restricted stock awards and shares subject to options, as allowed under SFAS No. 123, "Accounting for Stock-Based Compensation." Additionally, under APB 25, our employee stock purchase plan is considered noncompensatory and, accordingly, no compensation cost has been recognized in the financial statements. Therefore, the Company elects to make pro forma disclosures versus recognizing the related compensation expense in the accompanying consolidated financial statements. Had the Company elected to apply the accounting standards of SFAS No. 123, the Company's net income and earnings per share would have approximated the pro forma amounts indicated below (in thousands, except per share data):

Quarter Ended March 31, 2004
	Reported	Recognized Stock Compensation Expense	FAS 123 Proforma Stock Compensation Expense	Proforma

Net loss	$ (8,338)	$ 126	$ (2,629)	$ (10,841)
Net loss per share
Basic	$ 0.08)	$ 0.00	$ (0.03)	$ (0.11)
Diluted	$ 0.08)	$ 0.00	$ (0.03)	$ (0.11)

Quarter Ended March 31, 2003
	Reported	Recognized Stock Compensation Expense	FAS 123 Proforma Stock Compensation Expense	Proforma

Net loss	$ (998)	$ 162	$ (2,631)	$ (3,467)
Net loss per share
Basic	$ (0.01)	$ 0.00	$ (0.03)	$ (0.04)
Diluted	$ (0.01)	$ 0.00	$ (0.03)	$ (0.04)

6.    Financing Arrangements - On March 9, 2004, we entered into a new $125.0 million revolving credit facility replacing the previous $100.0 million loan facility that would have matured in December 2004. Due to anticipated increased activity, on March 29, 2004, we exercised our option to increase our new facility to $150.0 million. Under the terms of the facility the entire $150.0 million is available for the issuance of letters of credit and $110.0 million is available for direct cash advances. The new facility matures on March 9, 2007. This revolving credit facility permits borrowings based on prime rate and London Interbank Offered Rate ("LIBOR"), in each case, plus a floating spread. The spreads can range from 1.50% to 3.00% and 2.50% to 4.00% for prime rate and LIBOR based borrowings, respectively, based upon certain of our financial ratios. In addition, the new credit facility allows for certain fixed rate interest options on amounts outstanding. Stock of our subsidiaries, certain real estate, and the majority of our vessels collateralize the loans under the new credit facility. This facility is subject to certain financial covenants. We must maintain minimum levels of net worth and earnings before interest, taxes, and depreciation/amortization, not exceed levels of debt and capital expenditures specified in the agreement, and comply with, among other things, an interest coverage ratio and a leverage ratio. These covenants may limit our capacity and financial flexibility. Unamortized credit facility fees of $0.5 million related to the termination of our previous credit facility were expensed in the first quarter of 2004. At March 31, 2004, we were in compliance with the terms of our credit facility. In consideration for this new facility, we paid a $3.8 million fee. As of May 3, 2004, we had $13.5 million of borrowings, $19.2 million of letters of credit outstanding and $119.0 million of credit availability under our new revolving credit facility.

Based upon our current expectations of our operations, the minimum earnings before interest, taxes, and depreciation/amortization covenant, the leverage ratio covenant, the capital expenditures limitation covenant, and the interest coverage ratio covenant under the new facility are not expected to be met at the end of the second quarter of 2004. As a result, we are currently in discussions with our lenders to obtain a waiver or to amend the relevant financial covenants. We expect to pay a fee in connection with any waiver or amendment obtained. Although we expect to receive a waiver or amendment, no assurance can be given that it will be agreed to and if a waiver or amendment is not obtained and we are unable to meet the covenant requirements, we would not be able to borrow under the facility which would have a material adverse effect on our business and liquidity unless alternative borrowing sources were obtained.

On March 29, 2004, we completed a secondary offering of 9.5 million shares of common stock, which raised $47.9 million in aggregate net proceeds. These proceeds were used to repay $47.9 million in outstanding indebtedness under our new revolving credit facility.

We also have a $9.5 million short-term credit facility at one of our foreign locations, which is secured by a letter of credit.

Our Title XI bonds mature in 2020, 2022, and 2025. The bonds carry interest rates of 8.30%, 7.25%, and 7.71% per annum, respectively, and require aggregate semi-annual payments of $2.8 million, plus interest. The agreements pursuant to which the Title XI bonds were issued contain certain covenants, including the maintenance of minimum working capital and net worth requirements. If not met, additional covenants result that restrict our operations and our ability to pay cash dividends. At March 31, 2004, we were in compliance with these covenants.

7. Commitments and Contingencies - We are a party to legal proceedings and potential claims arising in the ordinary course of business. Management does not believe these matters will materially effect our consolidated financial statements.

In November 1999, we notified Groupe GTM (now Vinci), that as a result of material adverse changes and other breaches by Vinci, we were no longer bound by and were terminating the Share Purchase Agreement to purchase the shares of ETPM S.A. Vinci responded stating that they believed we were in breach. The Share Purchase Agreement provided for liquidated damages of $25.0 million to be paid by a party that failed to consummate the transaction under certain circumstances. We have notified Vinci that we do not believe that the liquidated damages provision is applicable to our termination of the Share Purchase Agreement. On December 23, 1999, we filed suit against Vinci in Tribunal de Commerce de Paris to recover damages. On June 21, 2000, Vinci filed an answer and counterclaim against us seeking the liquidated damages of $25.0 million and other damages, costs and expenses of approximately $3.2 million based on current exchange rates. In November 2003, the Paris Commercial Court ruled in favor of Vinci in the matter and awarded Vinci $25.0 million plus approximately $8.5 million in interest, exchange rate differential, and legal fees. As a result, although we have not yet paid the judgment we recorded a $33.5 million (pre-tax) provision in the fourth quarter of 2003. We are currently appealing this verdict in the Cour d'appel de Paris. Although the provision for the judgment had a significant impact on our reported results for 2003, we do not believe that the ultimate outcome of this matter will have a material adverse effect on our future results of operations or business.

In the normal course of our business activities, we provide letters of credit to secure the performance and/or payment of obligations, including the payment of worker's compensation obligations. At March 31, 2004, outstanding letters of credit approximated $17.5 million. Also in the normal course of its business activities, we provide guarantee and performance, bid, and payment bonds under the terms of agreements with customers, or in connection with bidding to obtain such agreements. All of these financial instruments are secured by parent company guarantees. The aggregate of these guarantees and bonds at March 31, 2004 was $70.9 million. The surety bonds and bank guarantees/letters of credit expire between April 2004 and November 2004 and between May 2004 and February 2005, respectively.

We estimate that the cost to complete capital expenditure projects in progress at March 31, 2004 approximates $1.4 million.

8. Industry Segment Information - Our reportable segments include two divisions, Offshore Construction Division and Global Divers and Marine Contractors, each with five reportable segments. The Global Divers and Marine Contractors division includes all diving and marine support services worldwide, and Gulf of Mexico shallow-water pipelay. The following tables present information about the profit or loss of each of the Company's reportable segments for the quarters ended March 31, 2004 and 2003. The information contains certain allocations of corporate expenses that we deem reasonable and appropriate for the evaluation of results of operations.

	Quarter Ended March 31,
	2004	2003
	(In thousands)
Total segment revenues:
Offshore Construction Division:
Gulf of Mexico	$7,087	$37,544
West Africa	15,575	38,877
Latin America	28,362	3,916
Asia Pacific	10,633	32,013
Middle East	5	9,987
Subtotal	$61,662	$122,337

Global Divers and Marine Contractors:
Gulf of Mexico	$13,800	$20,292
West Africa	525	1,554
Latin America	1,932	210
Asia Pacific	4,538	6,144
Middle East	6,031	4,692
Subtotal	$26,826	$32,892
Total	$88,488	$155,229

Intersegment eliminations:
Offshore Construction Division:
Gulf of Mexico	$300	$--
Subtotal	$300	$--

Global Divers and Marine Contractors:
Gulf of Mexico	$14	$708
West Africa	525	1,554
Latin America	1,932	--
Asia Pacific	947	4,027
Subtotal	$3,418	$6,289
Total	$3,718	$6,289

Total segment revenues from external customers	$84,770	$148,940

Income (loss) before income taxes:
Offshore Construction Division:
Gulf of Mexico	$(9,682)	$(197)
West Africa	5,898	919
Latin America	3,528	(6,811)
Asia Pacific	(3,460)	2,380
Middle East	(2,557)	1,263
Subtotal	$(6,273)	$(2,446)

Global Divers and Marine Contractors:
Gulf of Mexico	$(4,500)	$1,649
West Africa	21	309
Latin America	311	(138)
Asia Pacific	(2,654)	(1,470)
Middle East	1,376	492
Subtotal	$(5,446)	$842
Total	$(11,719)	$(1,604)

The following table reconciles the revenues of the reportable segments and profit or loss presented above, to the Company's consolidated totals.

	Quarter Ended March 31,
	2004	2003
	(In thousands)
Revenues:
Total for reportable segments	$88,488	$155,229
Elimination of intersegment revenues	(3,718)	(6,289)
Total consolidated revenues	$84,770	$148,940

Loss before income taxes:
Total for reportable segments	$(11,719)	$(1,604)
Unallocated corporate expense	134	(5)
Total consolidated loss before tax	$(11,585)	$(1,609)

9.    Comprehensive Income (Loss) - Following is a summary of the Company's comprehensive income (loss) for the three months ended March 31, 2004 and 2003:

	Quarter Ended March 31,
	2004	2003
	(In thousands)
Net loss	$(8,338)	$(998)
Other comprehensive income (loss):
Reclassification of realized loss on hedging
activities	--	222
Unrealized gain on hedging activities	--	3
Comprehensive loss	$(8,338)	$(773)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

        The following discussion presents management's discussion and analysis of our financial condition and results of operations. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements for the periods ended March 31, 2004 and 2003, included elsewhere in this report and our audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report of Form 10-K for the year ended December 31, 2003.

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

Results of Operations

Overview

        Our results of operations reflect the level of offshore construction activity in the Gulf of Mexico and the international locationsin which we operate. The results also reflect our ability to win jobs through competitive bidding and manage awarded jobs to successful completion. The level of offshore construction activity is principally determined by three factors: first, the oil and gas industry's ability to economically justify placing discoveries of oil and gas reserves in production; second, the oil and gas industry's need to clear all structures from the lease once the oil and gas reserves have been depleted; and third, weather events such as major hurricanes.

        We conduct our operations through two divisions, Offshore Construction (OCD) and Global Divers and Marine Contractors (GDMC). OCD includes all pipelay (except shallow-water Gulf of Mexico) and derrick lifts. GDMC includes all diving and marine support services worldwide and Gulf of Mexico shallow-water pipelay.

        Our results of operations for our OCD and GDMC divisions depend heavily on obtaining a sufficient quantity of offshore construction contracts with sufficient gross profit margins. Contract bidding is very competitive and in the recent past has resulted in contractors willing to assume greater amounts of risk, for no additional or reduced pricing, in order to be awarded the contract. As a result, contract margins have eroded throughout the industry. However, recent trends indicate a decreased contractor tolerance for acceptance of uncompensated risk.

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

        Due to the nature of OCD contracts and adding to the degree of project execution difficulty, changes in the scope of the base contract sometimes occur as contract work progresses. A change order usually increases the scope of work but may also decrease the scope and, consequently, the contract revenue and costs. Either the customer or we may initiate change orders. At the time of initiation, change orders may be approved or unapproved by either party, priced or unpriced, and/or defined or undefined regarding detailed scope. Although the scope of work is defined, the associated increase or decrease in contract revenue often will be governed by contract terms or negotiated later, sometimes after the work is performed. We recognize these change orders as revenue in accordance with accounting principles generally accepted in the United States.

        Most GDMC revenues are short-term in nature, involve numerous smaller contracts, and are usually based on a day-rate charge. Financial risks associated with these types of contracts are normally limited due to their short-term and non lump-sum nature. Revenues and margins in our GDMC division tend to be more consistent than in our OCD division.

        Our 2004 results reflect a difficult quarter in which both our revenues and our operating results declined. The decline in revenues was primarily attributed to substantially reduced activity in all of our segments except our OCD and GDMC Latin America segments and our GDMC Middle East segment, which partially offset the decline in other operating segments.

        The following table sets forth, for the periods indicated, our statements of operations expressed as a percentage of revenues.

	Quarter Ended March 31,
	2004	2003
Revenues	100.0%	100.0%
Cost of revenues	97.3	92.8
Gross profit	2.7	7.2
Selling, general and administrative expenses	12.0	6.3
Operating income (loss)	(9.3)	0.9
Interest expense	4.0	1.8
Other expense (income), net	0.5	0.2
Loss before income taxes	(13.8)	(1.1)
Benefit for income taxes	(4.0)	(0.4)
Net loss	(9.8)%	(0.7)%

Quarter Ended March 31, 2004 Compared to Quarter Ended March 31, 2003

	Quarter Ended March 31,
	2004	2003	Percentage Change
	(In Millions)
Revenues	$84.7	$148.9	(43)%
Cost of revenues	82.4	138.1	(40)
Gross profit	2.3	10.8	(79)
Selling, general and administrative expenses	10.1	9.5	6
Operating (loss) income	(7.8)	1.3	(700)
Other expense:
Interest expense	3.4	2.7	26
Other	0.4	0.2	100
	3.8	2.9	31
Loss before income taxes	(11.6)	(1.6)	625
Benefit for income taxes	(3.3)	(0.6)	433
Net loss	$(8.3)	$(1.0)	730

Revenues. The 43% decrease in revenues was primarily attributable to decreased activity in our Offshore Construction Division's Gulf of Mexico, West Africa, Asia Pacific, and Middle East segments and our Global Divers and Marine Contractors Division's Gulf of Mexico, West Africa, and Asia Pacific segments, partially offset by an increase in activity in our Latin America segments and in our GDMC Middle East segment. Major construction barge utilization in our Offshore Construction Division was 25% compared with 27% utilization in the same quarter last year.

Gross Profit. The 79% decrease in gross profit was primarily attributable to decreased activity in all areas except Latin America and reduced pricing in our Global Divers and Marine Contractors Gulf of Mexico segment. As a percentage of revenue, gross profits declined to 3% from 7%.

Selling, General and Administrative Expenses. For the quarter ended March 31, 2004, selling, general and administrative expenses were $10.1 million as compared to $9.5 million reported during the quarter ended March 31, 2003. This increase is due primarily to increased costs related to consulting and legal fees.

Depreciation and Amortization. Depreciation and amortization, including amortization of dry-docking costs, for the quarter ended March 31, 2004 was $11.0 million compared to the $12.1 million recorded in the quarter ended March 31, 2003. The decrease is due primarily to lower utilization and a different barge utilization mix of our major construction barges, which are depreciated on a units of production basis.

Interest Expense. Interest expense increased to $3.4 million for the quarter ended March 31, 2004, from $2.7 million for the quarter ended March 31, 2003 primarily due to the $0.5 million write-off of the unamortized credit facility fees due to the termination of our previous credit facility.

Other Expense. Other expense increased $0.2 million to $0.4 million due primarily to increased exchange rate losses.

Net Loss. The increase in our net loss was the result of the factors described above that reduced our gross profit and operating income. Our effective tax rate for the quarter ended March 31, 2004 was 28% compared to 38% for the quarter ended March 31, 2003. The decrease in the effective tax rate is due primarily to net operating losses in certain foreign jurisdictions that have not been tax-benefited.

Segment Information Overview. Our reportable segments include two divisions, the Offshore Construction Division and the Global Divers and Marine Contractors Division, each with five reportable segments. The Offshore Construction Division includes all pipelay (except shallow-water Gulf of Mexico) and derrick lifts. The Global Divers and Marine Contractors Division includes all diving and marine support services worldwide, and Gulf of Mexico shallow-water pipelay. We have identified ten reportable segments as required by SFAS 131.

Total revenues in our Offshore Construction Division decreased to $61.7 million in the first quarter of 2004 from $122.3 million in the same period in 2003, which adversely affected this division's results. Our loss before taxes increased 163% from $2.4 million in the first quarter of 2003 to $6.3 million in the first quarter of 2004.

Total revenues from our Global Divers and Marine Contractors Division declined $6.1 million or 18% to $26.8 million (including $3.5 million intersegment revenues) in the first quarter of 2004 from $32.9 million (including $6.3 million intersegment revenues) in the same period in 2003 and results decreased substantially from income before taxes of $0.8 million in the first quarter of 2003 to a loss before taxes of $5.4 million in the first quarter of 2004. Revenues and income before taxes declined due to reduced activity and pricing.

The following discusses the results of operations for each of our reportable segments during 2004 and 2003.

Offshore Construction Division:

Gulf of Mexico - Revenues decreased 81% to $7.1 million (including $0.3 million of intersegment revenues) for the quarter ended March 31, 2004 from $37.5 million for the quarter ended March 31, 2003 due primarily to reduced activity. In the 2004 period two small contracts were completed as compared to one large contract that was in progress in 2003. As a result, loss before taxes increased to $9.7 million for the quarter ended March 31, 2004 from a loss before taxes of $0.2 million for the quarter ended March 31, 2003.

West Africa - Revenues decreased 60% to $15.6 million for the quarter ended March 31, 2004 compared to $38.9 million for the quarter ended March 31, 2003. The decrease in revenues was due to several large projects in 2003 as compared to only two day-rate type contracts in the 2004 period. Income before taxes increased 542% to $5.9 million for the quarter ended March 31, 2004 compared to $0.9 for the same period in 2003. This was primarily a result of margins being favorable on the day-rate type contracts in 2004 as compared to the lump-sum type contracts in 2003. In the 2003 period, we experienced approximately a $5.0 million deterioration on a pipeline contract in West Africa due to a welding problem and we discovered that $3.4 million of our funds were misappropriated by an indigenous import/export agent on another project.

Latin America - Revenues increased significantly to $28.4 million for the quarter ended March 31, 2004 from $3.9 million for the quarter ended March 31, 2003 due primarily to work performed on two large contracts in the 2004 period. As a result, income before taxes increased $10.3 million to $3.5 million for the quarter ended March 31, 2004 compared to a loss before taxes of $6.8 million for the quarter ended March 31, 2003.

Asia Pacific- Revenues decreased $21.4 million to $10.6 million for the quarter ended March 31, 2004 compared to $32.0 million for the quarter ended March 31, 2003. Income before taxes decreased $5.9 million to a loss before taxes of $3.5 million in the quarter ended March 31, 2004 compared to earnings before taxes of $2.4 million for the quarter ended March 31, 2003. The decrease in revenues and income before taxes is due primarily to decreased activity.

Middle East - For the quarter ended March 31, 2004, revenues decreased significantly to a nominal amount compared to $10.0 million for the quarter ended March 31, 2003 due primarily to one large contract in progress in 2003. As a result, income before taxes decreased $3.9 million to a loss before taxes of $2.6 million for the quarter ended March 31, 2004 compared to income before taxes of $1.3 million for the quarter ended March 31, 2003.

Global Divers and Marine Contractors:

Gulf of Mexico - Revenues decreased 32% to $13.8 million (including nominal intersegment revenues) for the quarter ended March 31, 2004 from $20.3 million (including $0.7 million of intersegment revenues) for the quarter ended March 31, 2003. Income before taxes decreased by $6.1 million to a loss before taxes of $4.5 million for the quarter ended March 31, 2004 compared to earnings before taxes of $1.6 million for the quarter ended March 31, 2003. The decrease in revenues and income before taxes was due primarily to decreased activity and reduced pricing.

West Africa - Revenues, all of which were intersegment revenues, decreased 69% to $0.5 million for the quarter ended March 31, 2004 from $1.6 million for the quarter ended March 31, 2003. Income before taxes declined $0.3 million to a nominal amount for the quarter ended March 31, 2004 compared to income before taxes of $0.3 million for the quarter ended March 31, 2003. The decrease in revenue and in income before tax was due primarily to decreased activity.

Latin America - Revenues increased to $1.9 million (including $1.9 million of intersegment revenues) for the quarter ended March 31, 2004 from $0.2 million for the quarter ended March 31, 2003 due primarily to work performed on two large contracts in the 2004 period. Income before taxes increased for the quarter ended March 31, 2004 to $0.3 million compared to a loss before taxes of $0.1 million for the quarter ended March 31, 2003 as a result of the contracts in the 2004 period.

Asia Pacific - Revenues decreased 26% to $4.5 million (including $0.9 million of intersegment revenues) for the quarter ended March 31, 2004 from $6.1 million (including $4.0 million of intersegment revenues) for the quarter ended March 31, 2003 due to decreased activity. Loss before taxes was $2.7 million for the quarter ended March 31, 2004 compared to a loss of $1.5 million for the quarter ended March 31, 2003.

Middle East - For the quarter ended March 31, 2004, revenues increased 28% to $6.0 million compared to $4.7 million for the quarter ended March 31, 2003 due to increased activity. As a result, income before taxes increased to $1.4 million for the quarter ended March 31, 2004 compared to $0.5 million for the quarter ended March 31, 2003.

Liquidity and Capital Resources

Overview

The principal uses of cash in our business generally have been investment in our assets (particularly for the enhancement and acquisition of vessels), funding working capital and losses from operations, and repayment of debt. Cash to fund the needs of our business has been provided primarily by operations, debt financing, and equity issuances.

Our backlog continues to increase and we expect activity levels to be increasing over the next twelve to eighteen months. During the first four months of 2004, we have been awarded over $300.0 million in projects and our backlog at April 30, 2004 was approximately $285.0 million. The increase in activity will cause working capital to increase. We have recently entered into a new credit facility to provide for the funding of this anticipated increase in working capital needs in advance of increases in our cash flows from operations. In addition, the recent judgment against us in the Vinci (Groupe GTM) litigation may require a substantial cash payment pending our appeal of the judgment. Capital expenditures for the remainder of 2004 are expected to be approximately $10.0 million.

Cash Flow

Our cash balance decreased by $4.4 million to $11.2 million at March 31, 2004 from $15.6 million at December 31, 2003. During the quarter ended March 31, 2004, our operations used cash of $34.4 million compared to $3.2 million used in the first quarter of 2003. Cash on hand and cash from financing activities funded investing activities of $12.3 million. Investing activities consisted principally of capital expenditures and dry-docking costs.

Working capital increased $26.8 million during the current quarter to $64.1 million at March 31, 2004 from $37.3 million at December 31, 2003. The increase in working capital is due primarily to an increase in accounts receivable, an increase in prepaid expenses, and a decrease in accounts payable partially offset by a decrease in cash. Working capital is anticipated to continue to increase as activity increases. At March 31, 2004, our backlog was $187.5 million as compared to a backlog of $173.3 million at March 31, 2003. Approximately 98% of the backlog is expected to be performed during 2004.

Our capital expenditures during the quarter ended March 31, 2004 aggregated $0.9 million. We estimate that the cost to complete capital expenditure projects in progress at March 31, 2004 will be approximately $1.4 million, all of which is expected to be incurred during the next nine months. The capital expenditures are primarily related to vessel upgrades.

Long-Term Debt

Long-term debt outstanding at March 31, 2004 (including current maturities) includes $110.8 million of Title XI bonds and $7.0 million drawn against the credit facility discussed below.

On March 9, 2004, we entered into a new $125.0 million revolving credit facility replacing the previous $100.0 million loan facility that would have matured in December 2004. Due to anticipated increased activity, on March 29, 2004, we exercised our option to increase our new facility to $150.0 million. Under the terms of the facility the entire $150.0 million is available for the issuance of letters of credit and $110.0 million will be available for direct cash advances. The new facility matures on March 9, 2007. This revolving credit facility permits borrowings based on prime rate and London Interbank Offered Rate ("LIBOR"), in each case, plus a floating spread. The spreads can range from 1.50% to 3.00% and 2.50% to 4.00% for prime rate and LIBOR based borrowings, respectively, based upon certain of our financial ratios. In addition, the new credit facility allows for certain fixed rate interest options on amounts outstanding. Stock of our subsidiaries, certain real estate, and the majority of our vessels collateralize the loans under the new credit facility. This facility is subject to certain financial covenants. We must maintain minimum levels of net worth and earnings before interest, taxes, and depreciation/amortization, not exceed levels of debt and capital expenditures specified in the agreement, and comply with, among other things, an interest coverage ratio and a leverage ratio. These covenants may limit our capacity and financial flexibility. Unamortized credit facility fees of $0.5 million related to the termination of our previous credit facility were expensed in the first quarter of 2004. At March 31, 2004, we were in compliance with the terms of our credit facility. In consideration for this facility, we paid a $3.8 million fee. As of May 3, 2004, we had $13.5 million of borrowings and $119.0 million of credit availability under our new revolving credit facility.

Based upon our current expectations of our operations, the minimum earnings before interest, taxes, and depreciation/amortization covenant, the leverage ratio covenant, the capital expenditures limitations covenant, and the interest coverage ratio covenant under the new facility are not expected to be met at the end of the second quarter of 2004. As a result, we are currently in discussions with our lenders to obtain a waiver or to amend the relevant financial covenants. We expected to pay a fee in connection with any waiver or amendment obtained. Although we expect to receive a waiver, no assurance can be given that it will be agreed to and if a waiver or amendment is not obtained and we are unable to meet the covenant requirements, we would not be able to borrow under the facility, which would have a material adverse effect on our business and liquidity unless alternative borrowing sources were obtained.

On March 29, 2004, we completed a secondary offering of 9.5 million shares of common stock, which raised $47.9 million in aggregate net proceeds. These proceeds were used to repay $47.9 million in outstanding indebtedness under our new revolving credit facility.

Our Title XI bonds mature in 2020, 2022, and 2025. The bonds carry interest rates of 8.30%, 7.25%, and 7.71% per annum, respectively, and require aggregate semi-annual payments of $2.8 million, plus interest. The agreements pursuant to which the Title XI bonds were issued contain certain covenants, including the maintenance of minimum working capital and net worth requirements. If not met, additional covenants result that restrict our operations and our ability to pay cash dividends. At March 31, 2004, we were in compliance with these covenants.

Other Indebtedness and Obligations

We also have a $9.5 million short-term credit facility at one of our foreign locations which is secured by a letter of credit. Additionally, in the normal course of business, we provide guarantees and performance, bid, and payment bonds pursuant to agreements, or in connection with bidding to obtain such agreements to perform construction services. All of these guarantees are secured by parent company guarantees. The aggregate of these guarantees and bonds at March 31, 2004 was $70.9 million in surety bonds, and $17.5 million in bank guarantees/letters of credit. The surety bonds and bank guarantees/letters of credit expire between April 2004 and November 2004 and between May 2004 and February 2005, respectively. On May 3, 2004 the aggregate of surety bonds and bank guarantees letters of credit were $31.8 million and $19.2 million, respectively, expiring between May 2004 and February 2005 and between May 2004 and February 2005, respectively.

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

Liquidity Outlook

We expect funds available under our new credit facility, available cash, and cash generated from operations to be sufficient to fund our operations (including the anticipated increase in working capital required to fund increasing activity), scheduled debt retirement, planned capital expenditures for the next twelve months, as well as required payments related to the Vinci (Groupe GTM) judgment, unless access to borrowing under our credit facility is limited because we are unable to meet the financial covenants of the facility and do not obtain a waiver or amendment of such covenants as more fully described above. In such event, we will be required to seek additional financing and/or curtail operations or spending including planned capital expenditures. In addition, as we have in the recent past, we will also continue to evaluate the divestiture of vessels that are no longer critical to our operations in order to reduce our operating costs and debt levels.

Over the longer term we expect cash from operations, supplemented by equity financings and proceeds from long-term debt, to provide sufficient funds to operate and expand our business and maintain our fleet. For flexibility, we maintain a shelf registration statement that as of May 3, 2004 permits the issuance of up to $365.8 million of debt and equity securities. In addition, as we have historically done, we will continue to evaluate the merits of any opportunities that may arise for acquisitions of equipment or businesses, which may require additional liquidity.

Industry and Business Outlook

Activity in our Latin America segment is expected to increase dramatically as compared to 2003. As of April 30, 2004 our backlog in Latin America is approximately $244.0 million. Activity in the Gulf of Mexico OCD and GDMC segments was slow during the first quarter of 2004 but is expected to improve slightly while remaining below 2003 levels. Activity in our West Africa and Asia Pacific segments is also expected to be below 2003 levels.

We are making many positive changes in our organization, which include streamlining operations and enhancing project execution.  With these enhancements and our increasing backlog, we are planning to return to profitability in fiscal 2004.

Significant Accounting Policies and Estimates

For a discussion of significant accounting policies and estimates, see Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations - Significant Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2003, which discussion is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We use natural hedging techniques to hedge against foreign currency exchange losses by contracting, to the extent possible, international construction jobs to be payable in U.S. dollars. We also, to the extent possible, maintain cash balances at foreign locations in U.S. dollar accounts. We do not believe that a change in currency rates in the regions in which we operate would have a significant effect on our results of operations. Quantitative and qualitative disclosures about market risk are in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 6. Exhibits and Reports of Form 8-K.

    Exhibits:

    15.1 - Letter regarding unaudited interim financial information.

    31.1 - Section 302 Certification of William J. Dore'.

    31.2 - Section 302 Certification of Timothy W. Miciotto.

    32.1 - Section 906 Certification of William J. Dore'.

    32.2 - Section 906 Certification of Timothy W. Miciotto.

    Reports on Form 8-K:

The Company filed two reports on Form 8-K during the quarter ended March 31, 2004, one reported information under Item 12 and was dated February 11, 2004; and one reported information under Item 5 and 7 and was dated March 25, 2004.

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

                                                                                GLOBAL INDUSTRIES, LTD.

                                                                                By: /s/ TIMOTHY W. MICIOTTO

                                                                                ___________________________________

                                                                                            Timothy W. Miciotto

                                                                                Senior Vice President, Chief Financial Officer

                                                                                  (Principal Financial and Accounting Officer)

May 7, 2004