Form 10-Q
period 2004-06-30
GLOBAL INDUSTRIES LTD
filed 2004-08-09
CIK 895663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the Registrant's Common Stock outstanding, as of August 2, 2004 was 110,995,057.

Global Industries, Ltd.

Index - Form 10-Q

Part I - Financial Information

Part II - Other Information
Item 1.	Legal Proceedings	27

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 6.	Exhibits and Reports on Form 8-K	28

	Signature	29

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Global Industries, Ltd.

We have reviewed the accompanying condensed consolidated balance sheet of Global Industries, Ltd. and subsidiaries, as listed in the accompanying index, as of June 30, 2004, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2004 and 2003, and of cash flows for the six-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Corporation's management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Global Industries, Ltd. and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 9, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

August 6, 2004

New Orleans, Louisiana

Global Industries, Ltd.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenues	$89,009	$154,153	$173,779	$303,093

Cost of Operations	87,707	140,533	170,163	278,685

Gross Profit	1,302	13,620	3,616	24,408

Selling, General and Administrative Expenses	10,534	10,525	20,648	20,004

Operating (Loss) Income	(9,232)	3,095	(17,032)	4,404

Other Expense:
Interest expense	2,870	2,850	6,267	5,595
Other	1,273	(873)	1,661	(700)
	4,143	1,977	7,928	4,895

(Loss) Income Before Income Taxes	(13,375)	1,118	(24,960)	(491)
Provision (Benefit) for Income Tax	(3,743)	429	(6,990)	(182)
Net (Loss) Income	$(9,632)	$689	$(17,970)	$(309)

Weighted Average Common Shares Outstanding:
Basic	110,996,000	100,719,000	106,338,000	100,645,000
Diluted	110,996,000	101,026,000	106,338,000	100,645,000
Net Income (Loss) Per Share:
Basic	$(0.09)	$0.01	$(0.17)	$(0.00)
Diluted	$(0.09)	$0.01	$(0.17)	$(0.00)

See Notes to Consolidated Financial Statements.

Global Industries, Ltd.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)
	June 30,	December 31,
	2004	2003
ASSETS
Current Assets:
Cash	$19,964	$15,628
Receivables - net of allowance of $22,575 for 2004
and $11,043 for 2003, respectively	112,149	107,907
Unbilled work on uncompleted contracts	27,204	10,706
Prepaid expenses and other	37,889	18,393
Assets held for sale	345	695
Total current assets	197,551	153,329
Property and Equipment, net	391,016	401,753
Other Assets:
Deferred charges, net	33,394	23,449
Goodwill, net	37,655	37,655
Deferred income taxes	198	--
Other	4,433	4,645
Total other assets	75,680	65,749
Total	$664,247	$620,831

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$60,598	$53,648
Current maturities of long-term debt	5,643	5,643
Employee-related liabilities	7,350	7,748
Income taxes payable	6,826	6,824
Accrued interest	3,351	3,494
Advance billings on uncompleted contracts	1,257	1,120
Vinci (Groupe GTM) litigation liability	33,500	33,500
Other accrued liabilities	10,244	4,031
Total current liabilities	128,769	116,008

Long-Term Debt	127,263	118,085
Deferred Income Taxes	--	9,277

Other Liabilities	856	390

Shareholders' Equity:
Common stock issued, 111,064,350 and 101,282,097
shares, respectively	1,111	1,013
Additional paid-in capital	336,297	288,137
Accumulated other comprehensive loss	(8,978)	(8,978)
Retained earnings	78,929	96,899
Total shareholders' equity	407,359	377,071
Total	$664,247	$620,831

See Notes to Consolidated Financial Statements.

Global Industries, Ltd.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)
	Six Months Ended June 30,
	2004	2003
Cash Flows From Operating Activities:
Net loss	$(17,970)	$(309)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation and amortization	22,735	27,764
Loss (gain) on sale, disposal of property and equipment	53	(1,399)
Provision for (recovery of) doubtful accounts	1,472	(664)
Deferred income taxes	(9,475)	(7,230)
Other	605	(7)
Changes in operating assets and liabilities
Receivables	(22,212)	(21,676)
Prepaid expenses and other	(19,184)	4,772
Accounts payable and accrued liabilities	13,227	4,921
Net cash (used in) provided by operating activities	(30,749)	6,172

Cash Flows From Investing Activities:
Proceeds from sale of assets	86	2,639
Additions to property and equipment	(2,519)	(12,244)
Additions to deferred charges	(20,036)	(12,882)
Net cash used in investing activities	(22,469)	(22,487)

Cash Flows From Financing Activities:
Proceeds from sale of common stock, net	48,376	1,539
Proceeds from long-term debt	112,000	55,000
Repayment of long-term debt	(102,822)	(53,915)
Net cash provided by financing activities	57,554	2,624

Cash:
Increase (Decrease)	4,336	(13,691)
Beginning of period	15,628	28,204
End of period	$19,964	$14,513

See Notes to Consolidated Financial Statements.

Global Industries, Ltd.

Notes to Consolidated Financial Statements (Unaudited)

  Basis of Presentation - The accompanying unaudited condensed consolidated financial statements include the accounts of Global Industries, Ltd. and its subsidiaries (the "Company," "we," "us," or "our").

  In the opinion of management of the Company, all adjustments (such adjustments consisting only of a normal recurring nature) necessary for a fair presentation of the operating results for the interim periods presented have been included in the unaudited condensed consolidated financial statements. Operating results for the period ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These financial statements should be read in conjunction with our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

  Accounts Receivable - Trade and other receivables are stated at net realizable value and the allowance for uncollectible accounts was $22.6 million and $11.0 million at June 30, 2004 and December 31, 2003, respectively. Certain receivables represent amounts that have not yet been billed to the customer pursuant to contractually specified milestone billing requirements. At June 30, 2004 and December 31, 2003, our accounts receivable included unbilled receivables on completed contracts of $22.4 million and $22.8 million, respectively. We include claims and unapproved change orders to the extent of costs incurred in contract revenues when (1) the contract or other evidence provides a legal basis for the claim, (2) additional costs are not the result of deficiencies in our performance, (3) costs are identifiable, and (4) evidence supporting the claim is objective and verifiable. The claims and unapproved change orders, included in accounts receivable and unbilled receivables, amounted to $18.0 million at June 30, 2004 and $36.3 million at December 31, 2003. Unbilled retainage at June 30, 2004 was $7.7 million and is expected to be billed in 2004. Unbilled retainage at December 31, 2003 was $7.8 million.

  Contracts in progress are as follows:

	June 30,	December 31,
	2004	2003
	(In thousands)
Costs incurred on uncompleted contracts	$58,272	$18,929
Estimated earnings (losses)	4,297	(1,933)
Total revenues to date	62,569	16,996
Less: Billings to date	36,622	7,410
Unbilled revenues	$25,947	$9,586
Included in accompanying balance sheets under the
following captions:
Unbilled work on uncompleted contracts	27,204	10,706
Advance billings on uncompleted contracts	(1,257)	(1,120)
Unbilled revenues	$25,947	$9,586

  Goodwill - Goodwill represents the excess cost over the fair value of net assets acquired. The carrying amount of goodwill as of June 30, 2004 and December 31, 2003 remained at approximately $38.0 million and was primarily attributable to our Latin America segment. We completed the required annual impairment test, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," at the beginning of 2004 and determined that our goodwill was not impaired.

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

	Quarter Ended June 30, 2004
	Reported	Recognized Stock Compensation Expense	FAS 123 Proforma Stock Compensation Expense	Proforma

Net loss	$(9,632)	$115	$(1,203)	$(10,720)
Net loss per share
Basic	$(0.09)	$0.00	$(0.01)	$(0.10)
Diluted	$(0.09)	$0.00	$(0.01)	$(0.10)

	Six Months Ended June 30, 2004
	Reported	Recognized Stock Compensation Expense	FAS 123 Proforma Stock Compensation Expense	Proforma

Net loss	$(17,970)	$231	$(2,407)	$(20,146)
Net loss per share
Basic	$(0.17)	$0.00	$(0.02)	$(0.19)
Diluted	$(0.17)	$0.00	$(0.02)	$(0.19)

	Quarter Ended June 30, 2003
	Reported	Recognized Stock Compensation Expense	FAS 123 Proforma Stock Compensation Expense	Proforma

Net income (loss)	$689	$162	$(1,123)	$(272)
Net income (loss) per share
Basic	$0.01	$0.00	$(0.01)	$(0.00)
Diluted	$0.01	$0.00	$(0.01)	$(0.00)

	Six Months Ended June 30, 2003
	Reported	Recognized Stock Compensation Expense	FAS 123 Proforma Stock Compensation Expense	Proforma

Net income (loss)	$(309)	$323	$(2,233)	$(2,219)
Net income (loss) per share
Basic	$(0.00)	$0.00	$(0.02)	$(0.02)
Diluted	$(0.00)	$0.00	$(0.02)	$(0.02)

  Financing Arrangements - On March 9, 2004, we entered into a new $125.0 million revolving credit facility replacing the previous $100.0 million loan facility that would have matured in December 2004. On March 29, 2004, we exercised our option to increase our new facility to $150.0 million. Under the terms of the facility the entire $150.0 million was available for the issuance of letters of credit and $110.0 million was available for direct cash advances. The new facility matures on March 9, 2007. This revolving credit facility permits borrowings based on prime rate and London Interbank Offered Rate ("LIBOR"), in each case, plus a floating spread. The spreads can range from 1.50% to 3.00% and 2.50% to 4.00% for prime rate and LIBOR based borrowings, respectively, based upon certain of our financial ratios. In addition, the new credit facility allows for certain fixed rate interest options on amounts outstanding. Stock of our subsidiaries, certain real estate, and the majority of our vessels collateralize the loans under the new credit facility. This facility is subject to certain financial covenants. We must maintain minimum levels of net worth and earnings before interest, taxes, and depreciation/amortization, not exceed levels of debt and capital expenditures specified in the agreement, and comply with, among other things, an interest coverage ratio and a leverage ratio. These covenants may limit our capacity and financial flexibility. Unamortized credit facility fees of $0.5 million related to the termination of our previous credit facility were expensed in the first quarter of 2004. In consideration for this new facility, we paid a $3.8 million fee.

  The following covenants under the new facility were not met at the end of the second quarter of 2004: the minimum earnings before interest, taxes, and depreciation/amortization covenant, the leverage ratio covenant, the capital expenditures limitation covenant, and the interest coverage ratio covenant. As a result, effective June 30, 2004, we obtained a waiver for the quarter ended June 30, 2004 on any default due to our noncompliance with the financial covenants of our credit facility. No fee was paid in connection with this waiver.

  On August 6, 2004, we amended and restated our new credit facility due to: (1) anticipated non-compliance with: (A) the minimum earnings before interest, taxes, and depreciation/amortization covenant, and (B) the interest coverage ratio covenant at the end of the third quarter of 2004 and (2) the addition of three new members to our bank group. The amendment reduced the requirements for both covenants, modified certain event of default requirements, and added additional reporting requirements. In addition, the facility was reduced to $100.0 million. Under the terms of the amended facility the entire $100.0 million is available for the issuance of letters of credit and direct cash advances. A fee of $0.6 million was paid for this amendment. As of August 6, 2004, we had $35.0 million of borrowings, $18.8 million of letters of credit outstanding and $46.2 million of credit availability under our revolving credit facility.

  On March 29, 2004, we completed a secondary offering of 9.5 million shares of common stock, which raised $47.9 million in aggregate net proceeds. These proceeds were used to repay $47.9 million in outstanding indebtedness under our revolving credit facility.

  We also have a $9.5 million short-term credit facility at one of our foreign locations that is secured by a letter of credit.

  Our Title XI bonds mature in 2020, 2022, and 2025. The bonds carry interest rates of 8.30%, 7.25%, and 7.71% per annum, respectively, and require aggregate semi-annual payments of $2.8 million, plus interest. The agreements pursuant to which the Title XI bonds were issued contain certain covenants, including the maintenance of minimum working capital and net worth requirements. If not met, additional covenants result that restrict our operations and our ability to pay cash dividends. At June 30, 2004, we were in compliance with these covenants.

  Commitments and Contingencies - We are a party to legal proceedings and potential claims arising in the ordinary course of business. Management does not believe these matters will materially affect our consolidated financial statements.

  In November 1999, we notified Groupe GTM (now Vinci), that as a result of material adverse changes and other breaches by Vinci, we were no longer bound by and were terminating the Share Purchase Agreement to purchase the shares of ETPM S.A. Vinci responded stating that they believed we were in breach. The Share Purchase Agreement provided for liquidated damages of $25.0 million to be paid by a party that failed to consummate the transaction under certain circumstances. We have notified Vinci that we do not believe that the liquidated damages provision is applicable to our termination of the Share Purchase Agreement. On December 23, 1999, we filed suit against Vinci in Tribunal de Commerce de Paris to recover damages. On June 21, 2000, Vinci filed an answer and counterclaim against us seeking the liquidated damages of $25.0 million and other damages, costs and expenses of approximately $3.2 million based on then current exchange rates. In November 2003, the Paris Commercial Court ruled in favor of Vinci in the matter and awarded Vinci $25.0 million plus approximately $8.5 million in interest, exchange rate differential, and legal fees. As a result, although we have not yet paid the judgment we recorded a $33.5 million (pre-tax) provision in the fourth quarter of 2003. We are currently appealing this verdict in the Cour d'appel de Paris. Although the provision for the judgment had a significant impact on our reported results for 2003, we do not believe that the ultimate outcome of this matter will have a material adverse effect on our future results of operations or business.

  In the normal course of our business activities, we provide letters of credit to secure the performance and/or payment of obligations, including the payment of worker's compensation obligations. At June 30, 2004, outstanding letters of credit approximated $19.0 million.

  In the normal course of our business activities, we provide guarantee and performance, bid, and payment bonds under the terms of agreements with customers, or in connection with bidding to obtain such agreements. In June 2004, the company we used for our surety bonding was acquired by another company. This new company requires that all future bonds be secured by a letter of credit. These letters of credit will be drawn against our available credit capacity under our revolving credit facility. All existing bonds and amendments to these bonds are secured by parent company guarantees only. The aggregate of these guarantees and bonds at June 30, 2004 was $31.7 million. The surety bonds and bank guarantees/letters of credit expire between July 2004 and February 2005 and between July 2004 and May 2005, respectively.

  We estimate that the cost to complete capital expenditure projects in progress at June 30, 2004 approximates $1.5 million.

  Industry Segment Information - We have conformed our segment reporting this quarter to changes in our operating management structure that became effective June 2004. We still conduct our operations through two divisions, Offshore Construction Division (OCD) and Global Divers and Marine Contractors (GDMC). However, GDMC's Asia Pacific segment has been combined into OCD's Asia Pacific segment and our Gulf of Mexico shallow water pipelay has been removed from GDMC's Gulf of Mexico segment and added to OCD's Gulf of Mexico segment. OCD now includes all pipelay and derrick lifts worldwide as well as diving and marine support services in our Asia Pacific region. GDMC includes all remaining diving and marine support services worldwide.  The following tables present information about the profit or loss of each of the Company's nine reportable segments for the quarters and six months ended June 30, 2004 and 2003. The information contains certain allocations of corporate expenses that we deem reasonable and appropriate for the evaluation of results of operations.
	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands)
Total segment revenues:
Offshore Construction Division:
Gulf of Mexico	$13,271	$30,582	$26,154	$73,875
West Africa	1,508	33,933	17,083	72,810
Latin America	31,702	3,352	60,065	7,268
Asia Pacific	23,913	26,754	38,137	60,884
Middle East	177	41,298	182	51,285
Subtotal	$70,571	$135,919	$141,621	$266,122

Global Divers and Marine Contractors:
Gulf of Mexico	$17,105	$16,008	$27,102	$31,912
West Africa	--	3,920	525	5,474
Latin America	1,829	--	3,761	210
Middle East	5,643	3,582	11,674	8,274
Subtotal	$24,577	$23,510	$43,062	$45,870
Total	$95,148	$159,429	$184,683	$311,992

Intersegment eliminations:
Offshore Construction Division:
Gulf of Mexico	$3,157	$108	$3,460	$135
Subtotal	$3,157	$108	$3,460	$135

Global Divers and Marine Contractors:
Gulf of Mexico	$1,153	$1,248	$3,158	$3,290
West Africa	--	3,920	525	5,474
Latin America	1,829	--	3,761	--
Subtotal	$2,982	$5,168	$7,444	$8,764
Total	$6,139	$5,276	$10,904	$8,899

Total segment revenues from external customers	$89,009	$154,153	$173,779	$303,093

Income (loss) before income taxes:
Offshore Construction Division:
Gulf of Mexico	$(6,602)	$(1,033)	$(17,477)	$(1,179)
West Africa	(4,347)	(7,707)	1,550	(6,788)
Latin America	975	(6,826)	4,502	(13,637)
Asia Pacific	(574)	4,143	(6,688)	5,053
Middle East	(3,008)	8,843	(5,741)	10,106
Subtotal	$(13,556)	$(2,580)	$(23,854)	$(6,445)

Global Divers and Marine Contractors:
Gulf of Mexico	$(997)	$1,671	$(4,303)	$3,269
West Africa	(74)	1,206	(53)	1,515
Latin America	584	(185)	895	(323)
Middle East	1,520	939	3,073	1,431
Subtotal	$1,033	$3,631	$(388)	$5,892
Total	$(12,523)	$1,051	$(24,242)	$(553)

The following table reconciles the revenues of the reportable segments and profit or loss presented above, to our consolidated totals.

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands)
Revenues:
Total for reportable segments	$95,148	$159,429	$184,683	$311,992
Elimination of intersegment revenues	(6,139)	(5,276)	(10,904)	(8,899)
Total consolidated revenues	$89,009	$154,153	$173,779	$303,093

Income (loss) before income taxes:
Total for reportable segments	$(12,523)	$1,051	$(24,242)	$(553)
Unallocated corporate expense	(852)	67	(718)	62
Total consolidated income (loss) before tax	$(13,375)	$1,118	$(24,960)	$(491)

  Comprehensive Income (Loss) - Following is a summary of the Company's comprehensive income (loss) for the three months ended June 30, 2004 and 2003:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands)
Net (loss) income	$(9,632)	$689	$(17,970)	$(309)
Other comprehensive income (loss):
Reclassification of realized loss on
hedging activities	--	93	--	315
Unrealized gain on hedging activities	--	125	--	128
Comprehensive (loss) income	$(9,632)	$907	$(17,970)	$134

Item 2. Management's Discussion and Analysis of Financial Condition and Results of             Operations.

General

        The following discussion presents management's discussion and analysis of our financial condition and results of operations. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements for the periods ended June 30, 2004 and 2003, included elsewhere in this report and our audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2003.

        Certain of the statements included below, including those regarding future financial performance or results that are not historical facts, are or contain "forward-looking" information as that term is defined in the Securities Act of 1933, as amended. The words "expect," "believe," "anticipate," "project," "estimate" and similar expressions are intended to identify forward-looking statements. We caution readers that any such statements are not guarantees of future performance or events and such statements involve risks, uncertainties and assumptions. Factors that could cause actual results to differ from those expected include, but are not limited to, dependence on the oil and gas industry and industry conditions, general economic conditions including interest rates and inflation, competition, our ability to successfully manage our growth, and obtain funds to finance our growth, operating risks, contract bidding risks, the use of estimates for revenue recognition, risks of international operations, risks of vessel construction such as cost overruns, changes in government regulations, and disputes with construction contractors, dependence on key personnel and the availability of skilled workers and project materials during periods of strong demand, the impact of regulatory and environmental laws, the ability to obtain insurance, and other factors discussed below. Operating risks include hazards such as vessel capsizing, sinking, grounding, colliding, and sustaining damage in severe weather conditions, fire and explosion. These hazards can cause personal injury, loss of life, severe damage to and destruction of property and equipment, pollution and environmental damage, and suspension of operations. The risks inherent with international operations include political, social, and economic instability, exchange rate fluctuations, currency restrictions, nullification, modification, or renegotiations of contracts, potential vessel seizure, nationalization of assets, import-export quotas, and other forms of public and governmental regulation. Should one or more of these risks or uncertainties materialize or should our underlying assumptions prove incorrect, actual results and outcomes may differ materially from those indicated in the forward-looking statements.

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

        We have conformed our segment reporting this quarter to changes in our operating management structure that became effective June 2004. We still conduct our operations through two divisions, Offshore Construction Division (OCD) and Global Divers and Marine Contractors (GDMC). However, GDMC's Asia Pacific segment has been combined into OCD's Asia Pacific segment and our Gulf of Mexico shallow water pipelay has been removed from GDMC's Gulf of Mexico segment and added to OCD's Gulf of Mexico segment. OCD now includes all pipelay and derrick lifts worldwide as well as diving and marine support services in our Asia Pacific region. GDMC includes all remaining diving and marine support services worldwide.

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

        Most of our OCD revenue is obtained through larger, more complex contracts that are longer in duration and require significant amounts of working capital. Most of these contracts are bid on a lump-sum basis and are secured by a letter of credit or performance bond, which insures proper completion. These contracts are inherently risky and are subject to many unforeseen circumstances and events that may affect productivity. As productivity decreases, with no offsetting decrease in costs or increases in revenue, contract margins erode as compared to our bid margins. As a result, our OCD revenues and margins are subject to a high degree of variability. However, to mitigate some of the variability in revenue and margins, we have restructured our bidding practices in the U.S. Gulf of Mexico. Our current practice is to submit day-rate proposals in response to construction tenders and selectively respond to lump sum tenders.

        Our competition and inherent operating risks vary in every area of the world in which we operate which affects individual segment profitability.

        Due to the nature of OCD contracts and adding to the degree of project execution difficulty, changes in the scope of the base contract sometimes occur as contract work progresses. A change order usually increases the scope of work but may also decrease the scope and, consequently, the contract revenue and costs. Either the customer or we may initiate change orders. At the time of initiation, change orders may be approved or unapproved by either party, priced or unpriced, or defined or undefined regarding detailed scope. Even where the scope of work is defined, the associated increase or decrease in contract revenue often will be governed by contract terms or negotiated later, sometimes after the work is performed. We recognize these change orders as revenue in accordance with accounting principles generally accepted in the United States.

        Most GDMC revenues are short-term in nature, involve numerous smaller contracts, and are usually based on a day-rate charge. Financial risks associated with these types of contracts are normally limited due to their short-term and non-lump sum nature. Revenues and margins in our GDMC division tend to be more consistent than in our OCD division.

        Our 2004 year to date results reflect a difficult quarter and six months ended 2004, in which both our revenues and our operating results declined. The decline in revenues was primarily attributable to substantially reduced activity in all of our segments except our OCD Latin America and GDMC Latin America segments and our GDMC Middle East segment, which partially offset the decline in other operating segments.

The following table sets forth, for the periods indicated, our statements of operations expressed as a percentage of revenues.

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of operations	98.5	91.2	97.9	91.9
Gross profit	1.5	8.8	2.1	8.1
Selling, general and administrative expenses	11.9	6.8	11.9	6.6
Operating (loss) income	(10.4)	2.0	(9.8)	1.5
Interest expense	3.2	1.8	3.6	1.8
Other expense (income), net	1.4	(0.6)	1.0	(0.2)
(Loss) income before income taxes	(15.0)	0.8	(14.4)	(0.1)
Provision (benefit) for income taxes	(4.2)	0.3	(4.0)	(0.1)
Net (loss) income	(10.8)%	0.5%	(10.4)%	(0.0)%

Quarter Ended June 30, 2004 Compared to Quarter Ended June 30, 2003

	Quarter Ended June 30,
	2004		2003	Percentage Change
	(In Millions)
Revenues	$89.0		$154.2	(42)%
Cost of operations	87.7		140.6	(38)
Gross profit	1.3		13.6	(90)
Selling, general and administrative expenses	10.5		10.5	--
Operating (loss) income	(9.2)		3.1	(397)
Other expense:
Interest expense	2.9		2.9	--
Other	1.2		(0.9)	233
	4.1		2.0	105
(Loss) income before income taxes	(13.3)		1.1	*
(Benefit) provision for income taxes	(3.7)		0.4	*
Net (loss) income	$(9.6	) $	0.7	*

____________________

* - not meaningful

Revenues. The 42% decrease in revenues was primarily attributable to decreased activity in our Offshore Construction Division's Gulf of Mexico, West Africa, Asia Pacific, and Middle East segments and our Global Divers and Marine Contractors Division's West Africa segment, partially offset by an increase in activity in our Latin America segments and in our GDMC Middle East segment. Major construction barge utilization in our Offshore Construction Division was 18% compared with 41% in the same quarter last year.

Gross Profit. The 90% decrease in gross profit was primarily attributable to decreased activity in all areas except Latin America and reduced pricing in our Global Divers and Marine Contractors Gulf of Mexico segment. As a percentage of revenue, gross profits declined to 1% from 9%.

Selling, General and Administrative Expenses. For the quarter ended June 30, 2004, selling, general and administrative expenses were $10.5 million as compared to $10.5 million reported during the quarter ended June 30, 2003. In the most recent quarter there was an increase in costs related to legal, audit and consulting fees, offset by reduced bad debt expense and decreased labor costs (due to cost cutting measures implemented in the spring of 2004).

Depreciation and Amortization. Depreciation and amortization, including amortization of dry-docking costs, for the quarter ended June 30, 2004 was $11.8 million compared to the $15.7 million recorded in the quarter ended June 30, 2003. The decrease is due primarily to lower utilization of our major construction barges, which are depreciated on a unit of production basis.

Interest Expense. Interest expense remained constant at $2.9 million for the quarter ended June 30, 2004, and for the quarter ended June 30, 2003.

Other Expense. Other expense increased $2.2 million to $1.3 million for the quarter ended June 30, 2004 from income of $0.9 million due primarily to increased exchange rate losses in the  2004 period and gains on asset disposals of $1.3 million in the 2003 comparable period.

Net Loss. The increase in our net loss was the result of the factors described above that reduced our gross profit and operating income. Our effective tax rate for the quarter ended June 30, 2004 was 28% compared to 38% for the quarter ended June 30, 2003. The decrease in the effective tax rate is due primarily to net operating losses in certain foreign jurisdictions that have not been tax-benefited.

Segment Information Overview. Our reportable segments include two divisions, the Offshore Construction Division and the Global Divers and Marine Contractors Division, with five and four reportable segments, respectively. The Offshore Construction Division includes all pipelay and derrick lifts worldwide as well as diving and marine services in our Asia Pacific region. Global Divers and Marine Contractors Division includes all remaining diving and marine support services worldwide. We have identified nine reportable segments as required by SFAS 131.

Due to decreased activity, total revenues in our Offshore Construction Division decreased to $70.6 million (including $3.2 million of intersegment revenues) in the second quarter of 2004 from $135.9 million (including $0.1 million of intersegment revenues) in the same period in 2003, which adversely affected this division's results. Our loss before taxes increased 423% from $2.6 million in the second quarter of 2003 to $13.6 million in the second quarter of 2004.

Total revenues from our Global Divers and Marine Contractors Division increased $1.1 million or 5% to $24.6 million (including $3.0 million of intersegment revenues) in the second quarter of 2004 from $23.5 million (including $5.2 million of intersegment revenues) in the same period in 2003 and results decreased from income before taxes of $3.6 million in the second quarter of 2003 to income before taxes of $1.0 million in the second quarter of 2004. Income before taxes declined due to a different mix of work and reduced pricing.

The following discusses the results of operations for each of our reportable segments during the second quarter ended June 30, 2004 and 2003.

Offshore Construction Division:

Gulf of Mexico - Revenues decreased 57% to $13.3 million (including $3.2 million of intersegment revenues) for the quarter ended June 30, 2004 from $30.6 million (including $0.1 million of intersegment revenues) for the quarter ended June 30, 2003 due primarily to reduced activity in the region.  In the 2004 period, a few small contracts were completed as compared to one large contract that was in progress in the 2003 comparable period.  As a result, loss before taxes increased to $6.6 million for the quarter ended June 30, 2004 from a loss before taxes of $1.0 million for the quarter ended June 30, 2003.

West Africa - Revenues decreased 96% to $1.5 million for the quarter ended June 30, 2004 compared to $33.9 million for the quarter ended June 30, 2003. The decrease in revenues was due to three large projects occurring in 2003 as compared to only one day-rate contract in the 2004 period. Loss before taxes decreased 44% to $4.3 million for the quarter ended June 30, 2004 compared to a loss before taxes of $7.7 million for the same period in 2003. This was primarily a result of margins being favorable on the day-rate contracts in 2004 as compared to three lump-sum  contracts in 2003. These lump-sum contracts had reduced margins due to productivity and scheduling problems.

Latin America - Revenues increased significantly to $31.7 million for the quarter ended June 30, 2004 from $3.4 million for the quarter ended June 30, 2003, due primarily to work performed on four large contracts in the 2004 period. As a result, income before taxes increased $7.8 million to $1.0 million for the quarter ended June 30, 2004 compared to a loss before taxes of $6.8 million for the quarter ended June 30, 2003.

Asia Pacific- Revenues decreased $2.9 million to $23.9 million for the quarter ended June 30, 2004 compared to $26.8 million for the quarter ended June 30, 2003 due to decreased activity. We recorded a loss before taxes of $0.6 million in the quarter ended June 30, 2004 compared to earnings before taxes of $4.1 million for the quarter ended June 30, 2003. The decrease in income before taxes is due primarily to decreased activity and a gain on asset sales in 2003.

Middle East - For the quarter ended June 30, 2004, revenues decreased significantly to a negligible amount compared to $41.3 million for the quarter ended June 30, 2003 due primarily to one large contract in progress in the 2003 period. As a result, income before taxes decreased $11.8 million to a loss before taxes of $3.0 million for the quarter ended June 30, 2004 compared to income before taxes of $8.8 million for the quarter ended June 30, 2003.

Global Divers and Marine Contractors:

Gulf of Mexico - Revenues increased 7% to $17.1 million (including $1.2 million of intersegment revenues) for the quarter ended June 30, 2004 from $16.0 million (including $1.2 million of intersegment revenues) for the quarter ended June 30, 2003. Income before taxes decreased by $2.7 million to a loss before taxes of $1.0 million for the quarter ended June 30, 2004 compared to earnings before taxes of $1.7 million for the quarter ended June 30, 2003. The decrease in income before taxes was due primarily to reduced pricing for our services.

West Africa - Revenues decreased $3.9 million to a negligible amount for the quarter ended June 30, 2004 from $3.9 million for the quarter ended June 30, 2003. Income before taxes declined $1.3 million to a nominal loss for the quarter ended June 30, 2004 compared to income before taxes of $1.2 million for the quarter ended June 30, 2003. The decrease in revenue and income before tax was due primarily to decreased activity in the region.

Latin America - Revenues increased to $1.8 million (including $1.8 million of intersegment revenues) for the quarter ended June 30, 2004 compared to negligible revenue for the quarter ended June 30, 2003 due primarily to work performed on two large contracts in the 2004 period.  Income before taxes increased for the quarter ended June 30, 2004 to $0.6 million compared to a loss before taxes of $0.2 million for the quarter ended June 30, 2003, as a result of the contracts in the 2004 period.

Middle East - For the quarter ended June 30, 2004, revenues increased 56% to $5.6 million compared to $3.6 million for the quarter ended June 30, 2003 due to increased activity in the region. As a result, income before taxes increased to $1.5 million for the quarter ended June 30, 2004 compared to $0.9 million for the quarter ended June 30, 2003.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

	Six Months Ended June 30,
	2004		2003	Percentage Change
	(In Millions)
Revenues	$173.8		$303.1	(43)%
Cost of operations	170.2		278.7	(39)
Gross profit	3.6		24.4	(85)
Selling, general and administrative expenses	20.6		20.0	3
Operating (loss) income	(17.0)		4.4	(486)
Other expense:
Interest expense	6.3		5.6	13
Other	1.7		(0.7)	343
	8.0		4.9	63
Loss before income taxes	(25.0)		(0.5)	*
Benefit for income taxes	(7.0)		(0.2)	*
Net (loss)	$(18.0	) $	(0.3)	*

____________________

* - not meaningful

Revenues. The 43% decrease in revenues was primarily attributable to decreased activity in our Offshore Construction Division's Gulf of Mexico, West Africa, Asia Pacific, and Middle East segments and our Global Divers and Marine Contractors Division's Gulf of Mexico, and West Africa segments, partially offset by an increase in activity in our Latin America segments and in our GDMC Middle East segment. Major construction barge utilization in our Offshore Construction Division was 22% compared with 34% utilization in the same period last year.

Gross Profit. The 85% decrease in gross profit was primarily attributable to decreased activity in all areas except Latin America and reduced pricing in our Global Divers and Marine Contractors Gulf of Mexico segment. As a percentage of revenue, gross profits declined to 2% from 8%.

Selling, General and Administrative Expenses. For the six months ended June 30, 2004, selling, general and administrative expenses were $20.6 million as compared to $20.0 million reported during the quarter ended June 30, 2003. This increase is due primarily to increased costs related to consulting and legal fees partially offset by reduced bad debt expense and decreased labor costs.

Depreciation and Amortization. Depreciation and amortization, including amortization of dry-docking costs, for the six months ended June 30, 2004 was $22.7 million compared to the $27.8 million recorded in the six months ended June 30, 2003. The decrease is due primarily to lower utilization and a different barge utilization mix of our major construction barges, which are depreciated on a unit of production basis.

Interest Expense. Interest expense increased to $6.3 million for the six months ended June 30, 2004, from $5.6 million for the six months ended June 30, 2003 primarily due to the $0.5 million write-off of the unamortized credit facility fees due to the termination of our previous credit facility.

Other Expense. Other expense increased $2.4 million to $1.7 million from income of $0.7 million for the six months ended June 30, 2003, due primarily to increased exchange rate losses and gains on asset disposals of $1.3 million in the first half of 2003.

Net Loss. The increase in our net loss was the result of the factors described above that reduced our gross profit and operating income. Our effective tax rate for the six months ended June 30, 2004 was 28% compared to 37% for the six months ended June 30, 2003. The decrease in the effective tax rate was due primarily to net operating losses in certain foreign jurisdictions that have not been tax-benefited.

Segment Information Overview. Our reportable segments include two divisions, the Offshore Construction Division and the Global Divers and Marine Contractors Division, with five and four reportable segments, respectively. The Offshore Construction Division includes all pipelay and derrick lifts worldwide as well as diving and marine services in our Asia Pacific region.  Global Divers and Marine Contractors Division includes all remaining diving and marine support services worldwide. We have identified nine reportable segments as required by SFAS 131.

Total revenues in our Offshore Construction Division decreased to $141.6 million (including $3.5 million of intersegment revenues) for the six months ended June 30, 2004 from $266.0 million (including $0.1 million of intersegment revenues) in the same period in 2003, which adversely affected this division's results. Our loss before taxes increased 273% from $6.4 million in 2003 to $23.9 million in 2004. The decline in revenues and results was primarily attributable to reduced activity.

Total revenues from our Global Divers and Marine Contractors Division declined $2.8 million or 6% to $43.1 million (including $7.4 million of intersegment revenues) for the six months ended June 30, 2004 from $45.9 million (including $8.8 million of intersegment revenues) in the same period in 2003 and results decreased substantially from income before taxes of $5.9 million in the six months ended June 30, 2003 to a loss before taxes of $0.4 million in 2004. Revenues and income before taxes declined due to reduced activity, a different mix of work and reduced pricing for our services.

The following discusses the results of operations for each of our reportable segments during 2004 and 2003.

Offshore Construction Division:

Gulf of Mexico - Revenues decreased 65% to $26.2 million (including $3.5 million of intersegment revenues) for the six months ended June 30, 2004 from $73.9 million (including $0.1 million of intersegment revenues) for the six months ended June 30, 2003 due primarily to reduced activity. In the 2004 period, several small contracts were completed as compared to one large contract that was in progress in the 2003 period. As a result of reduced revenues, loss before taxes increased to $17.5 million for the six months ended June 30, 2004 from a loss before taxes of $1.2 million for the six months ended June 30, 2003.

West Africa - Revenues decreased 77% to $17.1 million for the six months ended June 30, 2004 compared to $72.8 million for the six months ended June 30, 2003. The decrease in revenues was due to several large projects in 2003 as compared to only two day-rate contracts in the 2004 period. Income before taxes increased 124% to $1.6 million for the six months ended June 30, 2004 compared to a loss before taxes of $6.8 million for the same period in 2003. This was primarily a result of margins being favorable on the day-rate contracts in 2004 as compared to the lump-sum contracts in 2003. In the 2003 period, we experienced approximately a $5.0 million deterioration on a pipeline contract in West Africa due to a welding problem and we discovered that $3.4 million of our funds were misappropriated by an indigenous import/export agent on another project.

Latin America - Revenues increased significantly to $60.1 million for the six months ended June 30, 2004 from $7.3 million for the six months ended June 30, 2003, due primarily to work performed on four large contracts in the 2004 period. As a result, income before taxes increased $18.1 million to $4.5 million for the six months ended June 30, 2004 compared to a loss before taxes of $13.6 million for the six months ended June 30, 2003.

Asia Pacific- Revenues decreased $22.8 million to $38.1 million for the six months ended June 30, 2004 compared to $60.9 million for the six months ended June 30, 2003. Income before taxes decreased $11.8 million to a loss before taxes of $6.7 million in the six months ended June 30, 2004 compared to earnings before taxes of $5.1 million for the six months ended June 30, 2003. The decrease in revenues and income before taxes is due primarily to decreased activity in the region.

Middle East - For the six months ended June 30, 2004, revenues decreased significantly to a negligible amount compared to $51.3 million for the six months ended June 30, 2003 due primarily to one large contract in progress in the 2003 period. As a result, income before taxes decreased $15.8 million to a loss before taxes of $5.7 million for the six months ended June 30, 2004 compared to income before taxes of $10.1 million for the six months ended June 30, 2003.

Global Divers and Marine Contractors:

Gulf of Mexico - Revenues decreased 15% to $27.1 million (including $3.2 million of intersegment revenues) for the six months ended June 30, 2004 from $31.9 million (including $3.3 million of intersegment revenues) for the six months ended June 30, 2003. Income before taxes decreased by $7.6 million to a loss before taxes of $4.3 million for the six months ended June 30, 2004 compared to earnings before taxes of $3.3 million for the six months ended June 30, 2003. The decrease in revenues and income before taxes was due primarily to decreased activity in the region and reduced pricing for our services.

West Africa - Revenues, all of which were intersegment revenues, decreased 91% to $0.5 million for the six months ended June 30, 2004 from $5.5 million for the six months ended June 30, 2003. Income before taxes declined $1.4 million to a nominal amount for the six months ended June 30, 2004 compared to income before taxes of $1.5 million for the six months ended June 30, 2003. The decrease in revenue and income before tax was due primarily to decreased activity.

Latin America - Revenues increased to $3.8 million (all of which were intersegment revenues) for the six months ended June 30, 2004 from $0.2 million for the six months ended June 30, 2003, due primarily to work performed on two large contracts in the 2004 period. Income before taxes increased for the six months ended June 30, 2004 to $0.9 million compared to a loss before taxes of $0.3 million for the six months ended June 30, 2003, as a result of the contracts in the 2004 period.

Middle East - For the six months ended June 30, 2004, revenues increased 41% to $11.7 million compared to $8.3 million for the six months ended June 30, 2003 due to increased activity in the region. As a result, income before taxes increased to $3.1 million for the six months ended June 30, 2004 compared to $1.4 million for the six months ended June 30, 2003.

Liquidity and Capital Resources

Overview

The principal uses of cash in our business generally have been investment in our assets (particularly for the enhancement and acquisition of vessels), funding working capital and losses from operations, and repayment of debt. Cash to fund the needs of our business has been provided primarily by operations, debt financing, and equity issuances.

We expect activity levels to be increasing over the next twelve to eighteen months. During the first six months of 2004, we have been awarded over $350.0 million in projects and our backlog at June 30, 2004 was approximately $277.1 million. The increase in activity will cause working capital to increase. We have a credit facility to provide for the funding of this anticipated increase in working capital needs in advance of increases in our cash flows from operations. In addition, the recent judgment against us in the Vinci (Groupe GTM) litigation may require a substantial cash payment pending our appeal of the judgment. Capital expenditures for the remainder of 2004 are expected to be approximately $7.7 million.

Cash Flow

Our cash balance increased by $4.4 million to $20.0 million at June 30, 2004 from $15.6 million at December 31, 2003. During the six months ended June 30, 2004, our operations used cash of $30.7 million compared to $6.2 million generated in the comparable period of 2003. Cash on hand and cash from financing activities funded investing activities of $22.5 million and the cash used by our operations. Investing activities consisted principally of capital expenditures of $2.5 million and dry-docking costs of $15.6 million.

Working capital increased $31.5 million during the six months to $68.8 million at June 30, 2004 from $37.3 million at December 31, 2003. The increase in working capital is due primarily to an increase in accounts receivable, an increase in prepaid expenses, and an increase in cash partially offset by an increase in accounts payable. Working capital is anticipated to continue to increase as activity increases. At June 30, 2004, our backlog was $277.1 million as compared to a backlog of $70.5 million at June 30, 2003. Approximately 87% of our backlog is expected to be performed during the remainder of 2004.

Our capital expenditures during the six months ended June 30, 2004 aggregated $2.5 million. We estimate that the cost to complete capital expenditure projects in progress at June 30, 2004 will be approximately $1.5 million, all of which is expected to be incurred during the next six months. The capital expenditures are primarily related to vessel upgrades.

Long-Term Debt

Long-term debt outstanding at June 30, 2004 (including current maturities) includes $110.8 million of Title XI bonds and $22.0 million drawn against the revolving credit facility discussed below.

On March 9, 2004, we entered into a new $125.0 million revolving credit facility replacing the previous $100.0 million loan facility that would have matured in December 2004. On March 29, 2004, we exercised our option to increase our new facility to $150.0 million. Under the terms of the facility the entire $150.0 million was available for the issuance of letters of credit and $110.0 million was available for direct cash advances. The new facility matures on March 9, 2007. This revolving credit facility permits borrowings based on prime rate and London Interbank Offered Rate ("LIBOR"), in each case, plus a floating spread. The spreads can range from 1.50% to 3.00% and 2.50% to 4.00% for prime rate and LIBOR-based borrowings, respectively, based upon certain of our financial ratios. In addition, the new credit facility allows for certain fixed rate interest options on amounts outstanding. Stock of our subsidiaries, certain real estate, and the majority of our vessels collateralize the loans under the new credit facility. This facility is subject to certain financial covenants. We must maintain minimum levels of net worth and earnings before interest, taxes, and depreciation/amortization, not exceed levels of debt and capital expenditures specified in the agreement, and comply with, among other things, an interest coverage ratio and a leverage ratio. These covenants may limit our capacity and financial flexibility. Unamortized credit facility fees of $0.5 million related to the termination of our previous credit facility were expensed in the first quarter of 2004. In consideration for this facility, we paid a $3.8 million fee.

The following covenants under the new facility were not met at the end of the second quarter of 2004, the minimum earnings before interest, taxes, and depreciation/amortization covenant, the leverage ratio covenant, the capital expenditures limitation covenant, and the interest coverage ratio covenant. As a result, effective June 30, 2004, we obtained a waiver for the quarter ended June 30, 2004 on any default due to our noncompliance with the financial covenants of our credit facility. No fee was paid in connection with this waiver.

On August 6, 2004, we amended and restated our new credit facility due to: (1) anticipated non-compliance with: (A) the minimum earnings before interest, taxes, and depreciation/amortization covenant, and (B) the interest coverage ratio covenant at the end of the third quarter of 2004 and (2) the addition of three new members to our bank group. The amendment reduced the requirements for both covenants, modified certain event of default requirements, and added additional reporting requirements. In addition, the  facility was reduced to $100.0 million. Under the terms of the amended facility the entire $100.0 million is available for the issuance of letters of credit and for direct cash advances. A fee of $0.6 million was paid for this amendment. As of August 6, 2004, we had $35.0 million of borrowings, $18.8 million of letters of credit outstanding and $46.2 million of credit availability under our revolving credit facility.

On March 29, 2004, we completed a secondary offering of 9.5 million shares of common stock, which raised $47.9 million in aggregate net proceeds. These proceeds were used to repay $47.9 million in outstanding indebtedness under our revolving credit facility.

Our Title XI bonds mature in 2020, 2022, and 2025. The bonds carry interest rates of 8.30%, 7.25%, and 7.71% per annum, respectively, and require aggregate semi-annual payments of $2.8 million, plus interest. The agreements pursuant to which the Title XI bonds were issued contain certain covenants, including the maintenance of minimum working capital and net worth requirements. If not met, additional covenants result that restrict our operations and our ability to pay cash dividends. At June 30, 2004, we were in compliance with these covenants.

Other Indebtedness and Obligations

We also have a $9.5 million short-term credit facility at one of our foreign locations that is secured by a letter of credit. Additionally, in the normal course of business, we provide guarantees and performance, bid, and payment bonds pursuant to agreements, or in connection with bidding to obtain such agreements. In June 2004, the company we used for our surety bonding was acquired by another company. This new company requires that all future bonds be secured by a letter of credit. These letters of credit will be drawn against our available credit capacity under our revolving credit facility. All existing bonds and amendments to these bonds are secured by parent company guarantees only. The aggregate of these guarantees and bonds at June 30, 2004 was $31.7 million in surety bonds, and $19.0 million in bank guarantees/letters of credit. The surety bonds and bank guarantees/letters of credit expire between July 2004 and February 2005 and between July 2004 and May 2005, respectively. On August 6, 2004 the aggregate of surety bonds and bank guarantees letters of credit were $31.8 million and $18.8 million, respectively, expiring between August 2004 and February 2005 and between August 2004 and July 2005, respectively.

In August 2003, we renegotiated our April 2001 long-term charter of the Titan 2, a 456-foot self-propelled twin-hulled derrick ship to provide improved vessel staffing and maintenance flexibility. The new vessel charter payments are approximately $6.1 million annually. In April 2001, we prepaid $3.0 million of charter payments, which will continue to be systematically applied to future charter payments. The new charter term is 120 months, expiring in August 2013. This charter can be canceled by us at anytime, subject to a termination penalty of the transfer to the vessel owner of title to our dynamic positioning (DP) system used on the vessel. The DP system was purchased and installed on the Titan 2 at our cost in the first quarter of 2002 for a total cost of $8.9 million.

Liquidity Outlook

We expect funds available under our credit facility, available cash, and cash generated from operations to be sufficient to fund our operations (including the anticipated increase in working capital required to fund increasing activity), scheduled debt retirement, planned capital expenditures for the next twelve months, as well as required payments related to the Vinci (Groupe GTM) judgment, unless access to borrowing under our credit facility is limited because we are unable to meet the financial covenants of the facility and do not obtain a waiver or amendment of such covenants. In such event, we will be required to seek additional financing and/or curtail operations or spending including planned capital expenditures. In addition, as we have in the recent past, we will continue to evaluate the divestiture of vessels that are no longer critical to our operations in order to reduce our operating costs and debt levels.

Over the longer term, we expect cash from operations, supplemented by equity financing and proceeds from long-term debt, to provide sufficient funds to operate and expand our business and maintain our fleet. For flexibility, we maintain a shelf registration statement that as of August 6, 2004 permits the issuance of up to $365.8 million of debt and equity securities. In addition, as we have historically done, we will continue to evaluate the merits of any opportunities that may arise for acquisitions of equipment or businesses, which may require additional liquidity.

Industry and Business Outlook

Activity and margins in our Latin America segments are expected to remain strong throughout 2004 and 2005. Our backlog at June 30, 2004 in this segment was $222.2 million. Activity in our Gulf of Mexico OCD segment has been generally down and is expected to remain constant. Activity and pricing in our GDMC segment are expected to increase for the remainder of 2004.

Our bids outstanding approximate $1.0 billion. We are experiencing increased bidding activity in our Mexico, Asia Pacific, West Africa and Middle East regions. In addition, both contract terms and pricing are becoming more favorable in our international locations.

We continue to be optimistic about the future and we expect to return to profitability in the second half of the year.

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

In November of 1999, we notified Groupe GTM (now Vinci), that as a result of material adverse changes and other breaches by Vinci, we were no longer bound by and were terminating the Share Purchase Agreement to purchase the shares of ETPM S.A. Vinci responded stating that they believed we were in breach. The Share Purchase Agreement provided for liquidated damages of $25.0 million to be paid by a party that failed to consummate the transaction under certain circumstances. We have notified Vinci that we do not believe that the liquidated damages provision is applicable to our termination of the Share Purchase Agreement. On December 23, 1999, we filed suit against Vinci in Tribunal de Commerce de Paris to recover damages. On June 21, 2000, Vinci filed an answer and counterclaim against us seeking the liquidated damages of $25.0 million and other damages, costs and expenses of approximately $3.2 million based on then current exchange rates. In November 2003, the Paris Commercial Court ruled in favor of Vinci in the matter and awarded Vinci $25.0 million plus approximately $8.5 million in interest, exchange rate differential and legal fees. As a result, we recorded a $33.5 million (pre-tax) provision in the fourth quarter of 2003. We are currently appealing this verdict in the Cour d'appel de Paris. Although the provision for the judgement had a significant impact on our reported results for 2003, we do not believe that the ultimate outcome of this matter will have a material adverse effect on our future results of operations or business operations.

Item 4. Submission of Matters to a Vote of Security Holders

Our 2004 Annual Meeting of Shareholders was held on May 11, 2004. At the meeting, each of the persons listed below was elected to our Board of Directors for a term ending at the 2005 Annual Meeting of Shareholders. The number of votes cast with respect to the election of each person is set forth opposite such person's name. The persons listed below constitute the entire Board of Directors.

Name of Director	Number of Votes Cast
			Broker
	For	Withhold	Non-Vote
William J. Dore'	98,974,192	1,746,424	0
James C. Day	99,002,404	1,718,212	0
Edward P. Djerejian	99,019,634	1,700,982	0
Edgar G. Hotard	98,997,448	1,723,168	0
Richard A. Pattarozzi	99,014,248	1,706,368	0
James L. Payne	99,013,818	1,706,798	0
Michael J. Pollock	77,204,043	23,516,573	0
Luis Te'llez	99,003,567	1,717,049	0

Item 6. Exhibits and Reports on Form 8-K.

(a)		Exhibits:
10.1-

Consent and Waiver dated August 3, 2004  by Global Industries, Ltd., and Global Offshore Mexico, S. de R.L. de C.V., the Lenders to the Credit Agreement and Calyon New York Branch, as administrative agent for the Lender).

10.2-

 Amended and restated credit agreement dated August 6, 2004 among Global Industries, Ltd., Global Offshore Mexico, S. de R.L. de C.V., the Lenders to the Credit Agreement and Calyon New York Branch, as administrative agent for the Lenders.

	15.1-	Letter regarding unaudited interim financial information.
	31.1-	Section 302 Certification of William J. Doré.
	31.2-	Section 302 Certification of Timothy W. Miciotto.
	32.1-	Section 906 Certification of William J. Doré.
	32.2-	Section 906 Certification of Timothy W. Miciotto.

(b)		Reports on Form 8-K:
The Company filed one report on Form 8-K during the quarter ended June 30, 2004, which reported information under Item 12 and was dated May 6, 2004.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

GLOBAL INDUSTRIES, LTD.

By: _________________________________
Timothy W. Miciotto
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

August 9, 2004