Form 10-Q
period 2004-09-30
GLOBAL INDUSTRIES LTD
filed 2004-11-09
CIK 895663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the Registrant's Common Stock outstanding, as of November 3, 2004 was 111,676,852.

Global Industries, Ltd.
Index - Form 10-Q

Part I - Financial Information

Part II - Other Information
Item 1.	Legal Proceedings	30

Item 6.	Exhibits	31

	Signature	32

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Global Industries, Ltd.

We have reviewed the accompanying condensed consolidated balance sheet of Global Industries, Ltd. and subsidiaries as of September 30, 2004, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2004 and 2003, and of cash flows for the nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Corporation's management.

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

DELOITTE & TOUCHE LLP

November 8, 2004
Houston, Texas

Global Industries, Ltd. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data) (Unaudited)
	Quarter Ended		Nine Months Ended
	September 30		September 30
Results of Operations	2004	2003	2004	2003
Revenues	$130,389	$114,268	$292,116	$401,168
Cost of operations	113,169	117,099	270,914	384,113
Gross profit (loss)	17,220	(2,831)	21,202	17,055
Net gains on asset disposal	(18,188)	(5,430)	(18,135)	(6,829)
Selling, general and administrative expenses	8,804	9,087	28,498	28,126
Operating income (loss)	26,604	(6,488)	10,839	(4,242)
Other expense (income)
Interest expense	3,069	2,506	9,028	7,826
Other	307	(638)	1,926	63
Income (loss) from continuing operations,
before income taxes	23,228	(8,356)	(115)	(12,131)
Income taxes (benefit)	5,202	5,377	(1,222)	4,045
Income (loss) from continuing operations,
net of taxes	18,026	(13,733)	1,107	(16,176)
Income (loss) from discontinued operations,
net of taxes	854	1,084	(197)	3,218
Net income (loss)	$18,880	$(12,649)	$910	$(12,958)

Basic Earnings Per Common Share:
Earnings (loss) from continuing operations	$0.16	$(0.14)	$0.01	$(0.16)
Earnings (loss) from discontinued operations	0.01	0.01	(0.00)	0.03
Basic earnings (loss) per share	$0.17	$(0.13)	$0.01	$(0.13)

Diluted Earnings Per Common Share:
Earnings (loss) from continuing operations	$0.16	$(0.14)	$0.01	$(0.16)
Earnings (loss) from discontinued operations	0.01	0.01	(0.00)	0.03
Diluted earnings (loss) per share	$0.17	$(0.13)	$0.01	$(0.13)

Weighted Average Common Shares
Outstanding:
Basic	111,031,000	100,791,000	107,892,000	100,695,000
Diluted	111,897,000	100,791,000	108,180,000	100,695,000

See Notes to Condensed Consolidated Financial Statements.

Global Industries, Ltd.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)
	September 30,	December 31,
	2004	2003
ASSETS
Current Assets:
Cash	$14,931	$15,628
Receivables - net of allowance of $8,190 for 2004
and $11,043 for 2003, respectively	133,741	107,907
Unbilled work on uncompleted contracts	60,023	10,706
Prepaid expenses and other	19,879	18,393
Assets held for sale	69	695
Assets of discontinued operations	22,434	24,231
Total current assets	251,077	177,560
Property and Equipment, net	361,157	380,089
Other Assets:
Deferred charges, net	24,895	20,882
Goodwill, net	37,655	37,655
Other	4,392	4,645
Total other assets	66,942	63,182
Total	$679,176	$620,831

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$89,962	$53,648
Current maturities of long-term debt	5,456	5,643
Employee-related liabilities	7,481	7,748
Income taxes payable	2,754	6,824
Accrued interest	1,119	3,494
Advance billings on uncompleted contracts	375	1,120
Vinci (Groupe GTM) litigation liability	33,500	33,500
Other accrued liabilities	4,948	4,031
Total current liabilities	145,595	116,008

Long-Term Debt	96,131	118,085
Deferred Income Taxes	9,357	9,277

Other Liabilities	916	390

Shareholders' Equity:
Common stock issued, 111,278 and 101,282 shares,
respectively	1,113	1,013
Additional paid-in capital	337,232	288,137
Accumulated other comprehensive loss	(8,978)	(8,978)
Retained earnings	97,810	96,899
Total shareholders' equity	427,177	377,071
Total	$679,176	$620,831

See Notes to Condensed Consolidated Financial Statements.

Global Industries, Ltd.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Nine Months Ended Sept. 30,
	2004	2003
Cash Flows From Operating Activities:
Net income (loss)	$910	$(12,958)
Loss (income) from discontinued operations	197	(3,218)
Income from continuing operations	1,107	(16,176)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	31,626	37,854
Gain on sale, disposal of property and equipment	(18,135)	(6,829)
Provision for (recovery of) doubtful accounts	319	(866)
Deferred income taxes	80	(678)
Other	475	(22)
Changes in operating assets and liabilities
Receivables	(75,470)	(2,344)
Prepaid expenses and other	(1,127)	5,121
Accounts payable and accrued liabilities	30,229	(23,022)
Operating cash flow from discontinued operations	6,198	8,443
Net cash (used in) provided by operating activities	(24,698)	1,481

Cash Flows From Investing Activities:
Proceeds from sale of assets	23,474	22,197
Additions to property and equipment	(3,284)	(13,337)
Additions to deferred charges	(18,365)	(11,988)
Cash used for investment activities from discontinued operations	(4,695)	(4,022)
Net cash used in investing activities	(2,870)	(7,150)

Cash Flows From Financing Activities:
Proceeds from sale of common stock, net	49,013	2,455
Proceeds from long-term debt	149,000	78,000
Repayment of long-term debt	(171,142)	(85,729)
Net cash provided by (used in) financing activities	26,871	(5,274)

Cash:
Increase (decrease)	(697)	(10,943)
Beginning of period	15,628	28,204
End of period	$14,931	$17,261

See Notes to Condensed Consolidated Financial Statements.

Global Industries, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)

  Basis of Presentation - The accompanying unaudited condensed consolidated financial statements include the accounts of Global Industries, Ltd. and its subsidiaries (the "Company," "we," "us," or "our").

  In the opinion of management of the Company, all adjustments (such adjustments consisting only of a normal recurring nature) necessary for a fair presentation of the operating results for the interim periods presented have been included in the unaudited condensed consolidated financial statements. Operating results for the period ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These financial statements should be read in conjunction with our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

  Independent registered public accountants as stated in their report included herein have reviewed the financial statements required by Rule 10-01 of Regulation S-X.

  Certain reclassifications have been made to the prior period financial statements in order to conform to the classifications adopted for reporting in 2004.

  Stock-Based Compensation - The Company continues to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its restricted stock awards and shares subject to options as allowed under SFAS No. 123, "Accounting for Stock-Based Compensation." Additionally, under APB 25, our employee stock purchase plan is considered noncompensatory and accordingly, no compensation cost has been recognized in the financial statements. Therefore, the Company has elected to make pro forma disclosures versus recognizing the related compensation expense in the accompanying consolidated financial statements. Had the Company elected to apply the accounting standards of SFAS No. 123, the Company's net income and earnings per share would have approximated the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Net income (loss) as required	18,880	(12,649)	910	(12,958)
Add: Recognized stock
compensation expense	230	209	461	(529
Deduct: FAS 123 pro forma stock
compensation expense	(387)	(1,231)	(2,794)	(3,573)
Pro forma net income (loss)	$18,723	$(13,671)	$(1,423)	$(16,002)

Basic Earnings Per Common Share:
Basic as reported	$0.17	$(0.13)	$0.01	$(0.13)
Basic pro forma	0.17	(0.14)	(0.01)	(0.16)
Diluted as reported	0.17	(0.13)	0.01	(0.13)
Diluted pro forma	0.17	(0.14)	(0.01)	(0.16)

  Contracts in Progress and Revenue Recognition - Revenues from construction contracts, which are typically of short duration, are recognized on the percentage-of-completion method, measured by relating the actual cost of work performed to date to the current estimated total cost (the cost-to-cost method) of the respective contract. Contract costs include all direct material and labor costs and those indirect costs related to contract performance such as indirect vessel costs (including depreciation and amortization), labor, supplies, and repairs. During the early stages of a contract, certain costs may be excluded from the cost-to-cost method of measuring progress, such as significant costs for materials and major third party subcontractors, if it appears that such an exclusion would result in a more meaningful measurement of actual contract progress and resulting periodic allocation of income. Provisions for estimated losses, if any, on uncompleted contracts are made in the period in which such losses are determined. Selling, general, and administrative costs are charged to expense as incurred.

  Accounts Receivable - Trade and other receivables are stated at net realizable value and the allowance for uncollectible accounts was $8.2 million and $11.0 million at September 30, 2004 and December 31, 2003, respectively. Certain receivables represent amounts that have not yet been billed to the customer pursuant to contractually specified milestone billing requirements. At September 30, 2004 and December 31, 2003, our accounts receivable included unbilled receivables on completed contracts of $18.8 million and $22.8 million, respectively. We include claims and unapproved change orders in contract revenues to the extent of costs incurred when (1) the contract or other evidence provides a legal basis for the claim, (2) additional costs are not the result of deficiencies in our performance, (3) costs are identifiable, and (4) evidence supporting the claim is objective and verifiable. The basis for our recorded unapproved change orders and claims was formed after we engaged in an extensive contract review, a review of the supporting evidence and generally, obtained a legal opinion from either internal or external legal counsel. Additionally, we believe that we have objective, verifiable evidence to support these claims. That evidence consists of explicit contractual terms and/or written legal opinions. The claims and unapproved change orders, included in accounts receivable and unbilled receivables, amounted to $16.8 million at September 30, 2004 and $36.3 million at December 31, 2003. Unbilled retainage at September 30, 2004 was $5.1 million and is expected to be billed in 2004. Unbilled retainage at December 31, 2003 was $7.8 million.

  Costs and Estimated Earnings on Uncompleted Contracts:

	September 30,	December 31,
	2004	2003
	(In thousands)
Costs incurred on uncompleted contracts	$135,612	$18,929
Estimated earnings (losses)	25,412	(1,933)
	161,024	16,996
Less: Billings to date	101,376	7,410
	$59,648	$9,586
Included in accompanying balance sheets under the
following captions:
Unbilled work on uncompleted contracts	$60,023	$10,706
Advance billings on uncompleted contracts	(375)	(1,120)
Unbilled revenues	$59,648	$9,586

  Goodwill - Goodwill represents the excess cost over the fair value of net assets acquired. The carrying amount of goodwill as of September 30, 2004 and December 31, 2003 remained at approximately $37.7 million and is primarily attributable to our Latin America segment. We completed the required annual impairment test, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," at the beginning of 2004 and determined that our goodwill was not impaired.

  Property and Equipment-Property and equipment are stated at cost. Expenditures for property and equipment and items that substantially increase the useful lives of existing assets are capitalized at cost and depreciated. Routine expenditures for repairs and maintenance are expensed as incurred. Except for construction barges that are depreciated on the units-of-production (UOP) method over estimated barge operating days, depreciation is provided utilizing the straight-line method over the estimated useful lives of the assets. The UOP method is based on vessel utilization days and more closely correlates depreciation expense to vessel revenue. In addition, the UOP method provides for a minimum depreciation floor in years with nominal vessel use. If we applied only a straight-line depreciation method, less depreciation expense would be recorded in periods of high vessel utilization and revenues and more depreciation expense would be recorded in periods of low vessel utilization and revenues.

  Income Taxes - Our effective tax rate for the quarter ended September 30, 2004 includes the following items: the reversal of a $4.6 million capital loss valuation allowance due to capital gains generated by asset sales; a $10.8 million adverse judgment in our West Africa segment (See Note 13 of the Notes to Condensed Consolidated Financial Statements) which was not tax benefited; and losses in other foreign jurisdictions that were not tax benefited. Our expected effective tax rate for fiscal 2004 is 49%.

  Our effective tax rate for the quarter ended September 30, 2003 includes the following items: a $4.6 million tax expense attributable to the establishment of a valuation allowance for a capital loss carry-forward and losses in other foreign jurisdictions that were not tax benefited.

  Financing Arrangements - On March 9, 2004, we entered into a new $125.0 million revolving credit facility replacing the previous $100.0 million loan facility that would have matured in December 2004. On March 29, 2004, we exercised our option to increase our facility to $150.0 million. Under the terms of the facility the entire $150.0 million was available for the issuance of letters of credit and $110.0 million was available for direct cash advances. The facility matures on March 9, 2007. This revolving credit facility permits borrowings based on prime rate and London Interbank Offered Rate ("LIBOR"), in each case, plus a floating spread. The spreads can range from 1.50% to 3.00% and 2.50% to 4.00% for prime rate and LIBOR based borrowings, respectively, based upon certain of our financial ratios. In addition, the facility allows for certain fixed rate interest options on amounts outstanding. Common stock of our subsidiaries, certain real estate, and the majority of our vessels collateralize the loans under the facility. This facility is subject to certain financial covenants. We must maintain minimum levels of net worth and earnings before interest, taxes, and depreciation/amortization, not exceed the levels of debt and capital expenditures specified in the agreement, and comply with, among other things, an interest coverage ratio and a leverage ratio. These covenants may limit our capacity and financial flexibility. Unamortized credit facility fees of $0.5 million related to the termination of our previous credit facility were expensed in the first quarter of 2004. In consideration for this new facility, we paid a $3.8 million fee.

  The following covenants under the facility were not met at the end of the second quarter of 2004: the minimum earnings before interest, taxes, and depreciation/amortization covenant; the leverage ratio covenant; the capital expenditures limitation covenant; and the interest coverage ratio covenant. As a result, effective June 30, 2004, we obtained a waiver for the quarter ended June 30, 2004 on any default due to our noncompliance with the financial covenants of our credit facility. No fee was paid in connection with this waiver.

  On August 6, 2004, we amended and restated our credit facility due to: (1) anticipated non-compliance with the minimum earnings before interest, taxes, and depreciation/amortization covenant, and the interest coverage ratio covenant at the end of the third quarter of 2004, and (2) the addition of three new members to our bank group. The amendment reduced the requirements for both covenants, modified certain event of default requirements, and added additional reporting requirements. In addition, the facility was reduced to $100.0 million. Under the terms of the amended facility the entire $100.0 million is available for the issuance of letters of credit and direct cash advances. A fee of $0.6 million was paid for this amendment.

  On November 2, 2004, we were notified by the International Arbitration Tribunal of an adverse judgment regarding a legal dispute with one of our customers related to offshore pipeline work performed in West Africa in 2003. As a result of this arbitration judgment, we must repay approximately $9.2 million to our customer and write-off a $1.6 million related accounts receivable balance. As a result of the adverse legal judgment, the minimum earnings before interest, taxes and depreciation/amortization covenant and the leverage ratio covenant under our amended and restated credit facility were not met at the end of the third quarter of 2004 resulting in an event of default under our revolving and long-term credit arrangements. On November 8, 2004, our credit facility was amended to provide, in the relevant definitions, an add back of the amount of the adverse legal judgment for purposes of calculating the above referenced ratios. As a result on November 8, 2004, we were in compliance with the covenants of our revolving and long-term credit arrangements. We paid a fee of approximately $0.2 million in connection with obtaining the amendment. As of November 8, 2004, we had no borrowings, $14.4 million of letters of credit outstanding and $85.6 million of credit availability under our revolving credit facility.

  On March 29, 2004, we completed a secondary offering of 9.5 million shares of common stock, which raised $47.9 million in aggregate net proceeds. These proceeds were used to repay $47.9 million in outstanding indebtedness under our revolving credit facility.

  We also have a $9.5 million short-term credit facility at one of our foreign locations that is secured by a letter of credit.

  On September 24, 2004, we redeemed $6.5 million principal amount of our Title XI bonds, with a stated maturity date in 2022 and a stated interest rate of 7.25%, collateralized by two Liftboat Division vessels. We paid a redemption premium of $0.3 million related to this transaction. These bonds were redeemed early due to the anticipated closure of our Liftboat Division sale. The sales agreement stipulates that all Liftboat Division assets are to be sold unencumbered. (See Note 11 of the Notes to Condensed Consolidated Financial Statements for additional information).

  Our Title XI bonds mature in 2020, 2022, and 2025. The bonds carry interest rates of 8.30%, 7.25%, and 7.71% per annum, respectively, and require aggregate semi-annual payments of $2.6 million, plus interest. The agreements pursuant to which the Title XI bonds were issued contain certain covenants, including the maintenance of minimum working capital and net worth requirements. If not met, additional covenants result that restrict our operations and our ability to pay cash dividends. At September 30, 2004, we were in compliance with these covenants.

  Commitments and Contingencies - We are a party to legal proceedings and potential claims arising in the ordinary course of business. Management does not believe these matters will materially affect our consolidated financial statements.

  In November 1999, we notified Groupe GTM (now Vinci) that as a result of material adverse changes and other breaches by Vinci, we were no longer bound by and were terminating the Share Purchase Agreement to purchase the shares of ETPM S.A. Vinci responded stating that they believed we were in breach. The Share Purchase Agreement provided for liquidated damages of $25.0 million to be paid by a party that failed to consummate the transaction under certain circumstances. We notified Vinci that we do not believe that the liquidated damages provision is applicable to our termination of the Share Purchase Agreement. On December 23, 1999, we filed suit against Vinci in the Tribunal de Commerce de Paris to recover damages. On June 21, 2000, Vinci filed an answer and counterclaim against us seeking the liquidated damages of $25.0 million and other damages, costs and expenses of approximately $3.2 million based on then current exchange rates. In November 2003, the Tribunal de Commerce de Paris ruled in favor of Vinci in the matter and awarded Vinci $25.0 million plus approximately $8.5 million in interest, exchange rate differential, and legal fees. As a result, although we have not yet paid the judgment we recorded a $33.5 million (pre-tax) provision in the fourth quarter of 2003. We are currently appealing this verdict in the Cour d'appel de Paris. Although the provision for the judgment had a significant impact on our reported results for 2003, we do not believe that the ultimate outcome of this matter will have a material adverse effect on our future results of operations or business.

  In the normal course of our business activities, we provide letters of credit to secure the performance and/or payment of obligations, including the payment of worker's compensation obligations. At September 30, 2004, outstanding letters of credit approximated $14.4 million.

  In the normal course of our business activities, we provide guarantee and performance, bid, and payment bonds under the terms of agreements with customers, or in connection with bidding to obtain such agreements. In June 2004, the company we employed for our surety bonding was acquired by another company. This new company requires that all future bonds be secured by a letter of credit. These letters of credit will be drawn against our available credit capacity under our revolving credit facility. All existing bonds and amendments to these bonds are secured by parent company guarantees only. The aggregate of these guarantees and bonds at September 30, 2004 was $31.8 million. The surety bonds and bank guarantees/letters of credit expire between November 2004 and February 2005 and between November 2004 and July 2005, respectively.

  We estimate that the cost to complete capital expenditure projects in progress at September 30, 2004 approximates $0.6 million.

  Industry Segment Information - We have conformed our segment reporting to changes in our operating management structure that became effective June 2004. We still conduct our operations through two divisions, Offshore Construction Division (OCD) and Global Divers and Marine Contractors (GDMC). However, GDMC's Asia Pacific segment has been combined into OCD's Asia Pacific segment and our Gulf of Mexico shallow water pipelay has been removed from GDMC's Gulf of Mexico segment and added to OCD's Gulf of Mexico segment. OCD now includes all pipelay and derrick lifts worldwide as well as diving and marine support services in our Asia Pacific region. GDMC includes all remaining diving and marine support services worldwide.

  Effective September 30, 2004, we classified our liftboat division, which was historically included in our GDMC Gulf of Mexico segment, as discontinued operations. The presentation of segment disclosure information provided below has been reclassified for this change. (See Note 11 of the Notes to Condensed Consolidated Financial Statements for additional information.) The following tables present information about the profit or loss of each of the Company's nine reportable segments for the quarters and nine months ended September 30, 2004 and 2003. The information contains certain allocations of corporate expenses that we deem reasonable and appropriate for the evaluation of results of operations.

	Quarter Ended			Nine Months Ended
	September 30,			September 30,
	2004		2003	2004	2003
	(In thousands)
Total segment revenues:
Offshore Construction Division:
Gulf of Mexico	$10,947		$36,429	$37,102	$110,304
West Africa	(10,211)	(d)	17,060	6,872 (d)	89,870
Latin America	93,589		4,941	153,654	12,210
Asia Pacific	17,889		23,586	56,026	84,471
Middle East	8,319		22,852	8,500	74,137
Subtotal	$120,533		$104,868	$262,154	$370,992

Global Divers and Marine Contractors:
Gulf of Mexico	$9,173		$10,774	$24,223	$26,451
West Africa	--		1,498	525	6,972
Latin America	4,529		396	8,291	593
Middle East	4,540		5,578	16,214	15,014
Subtotal	$18,242		$18,246	$49,253	$49,030
Total	$138,775		$123,114	$311,407	$420,022

Intersegment eliminations:
Offshore Construction Division:
Gulf of Mexico	$1,317		$621	$4,777	$756
Subtotal	$1,317		$621	$4,777	$756

Global Divers and Marine Contractors:
Gulf of Mexico	$1,774		$3,041	$4,932	$6,291
West Africa	--		1,498	525	6,972
Latin America	4,529		396	8,291	383
Middle East	766		3,290	766	4,452
Subtotal	$7,069		$8,225	$14,514	$18,098
Total	$8,386		$8,846	$19,291	$18,854
Total segment revenues from external customers	$130,389		$114,268	$292,116	$401,168

Income (loss) from continuing operations before income taxes:
Offshore Construction Division:
Gulf of Mexico	$19,011	(a)	$5,054		$1,533	(a)	$3,874
West Africa	(16,307)	(d)	(13,586)		(14,757)	(d)	(20,374)
Latin America	16,548		(309)	(c)	21,050		(13,946)	(c)
Asia Pacific	1,559		923		(5,128)		5,976
Middle East	(1,463)		(3,747)		(7,204)		6,055
Subtotal	$19,348		$(11,665)		$(4,506)		$(18,415)

Global Divers and Marine Contractors:
Gulf of Mexico	$1,542		$1,846		$(1,145)		$1,832
West Africa	(16)		54		(69)		1,569
Latin America	1,074		(188)		1,969		(511)
Middle East	772		1,063		3,846		2,798
Subtotal	$3,372		$2,775		$4,601		$5,688
Total	$22,720		$(8,890)		$95		$(12,727)

  The following table reconciles the revenues of the reportable segments and profit or loss presented above to our consolidated totals.

	Quarter Ended			Nine Months Ended
	September 30,			September 30,
	2004		2003	2004		2003
	(In thousands)
Revenues:
Total for reportable segments	$138,775		$123,114	$311,407		$420,022
Elimination of intersegment revenues	(8,386)		(8,846)	(19,291)		(18,854)
Total consolidated revenues	$130,389		$114,268	$292,116		$401,168

Income (loss) from continuing operations
before income taxes:
Total for reportable segments	$22,720		$(8,890)	$95		$(12,727)
Over (under) allocated corporate expense	508	(b)	534	(210)	(b)	596
Total consolidated income (loss) from continuing operations before taxes	$23,228		$(8,356)	$(115)		$(12,131)

(a)	Includes a gain of approximately $16.8 million from the sale of one construction vessel
(b)	Includes a gain of approximately $1.2 million from the sale of the Lafayette, Louisiana property
(c)	Includes a gain of approximately $5.6 million from the sale of two construction vessels
(d)	Includes a charge of approximately $10.8 million related to an adverse legal judgment

  Comprehensive Income (Loss) - Following is a summary of our comprehensive income (loss) for the three months and nine months ended September 30, 2004 and 2003:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands)
Net income (loss)	$18,880	$(12,649)	$910	$(12,958)
Other comprehensive income (loss):
Reclassification of realized loss on
hedging activities	--	--	--	315
Unrealized gain on hedging activities...	--	--	--	128
Comprehensive income (loss)	$18,880	$(12,649)	$910	$(12,515)

  Discontinued Operations - We classified our Liftboat Division as held for sale in the third quarter of 2004. The Liftboat Division was historically included in our GDMC Gulf of Mexico segment. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Liftboat Division's results of operations, financial position and cash flows have been reflected in the consolidated financial statements and notes as a discontinued operation for all periods presented. In September, we entered into a definite asset purchase agreement with Mercury Offshore Assets, LLC (Mercury). We completed the sales transaction with Mercury in October 2004 and will recognize a gain on the sale of approximately $29.5 million within discontinued operations in the fourth quarter of 2004.

  Comparative balance sheets of the Liftboat Division's discontinued operation were as follows:

	September 30,	December 31,
	2004	2003
	(In thousands)
Property, plant and equipment, net	$ 19,447	$ 21,664
Other assets	2,987	2,567
Total assets	$ 22,434	$ 24,231

  Operating results of the Liftboat Division's discontinued operation were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands)
Revenues	$7,990	$7,891	$20,040	$24,084
Income (loss) before income taxes	1,314	1,668	(303)	4,951
Income tax expense (benefit)	460	584	(106)	1,733
Net income (loss) from discontinued operations	$854	$1,084	$(197)	$3,218

  Asset Sales - During the quarter ended September 30, 2004, we recorded a gain of approximately $16.8 million, before tax, from the sale of one construction vessel in our Offshore Construction Division Gulf of Mexico segment and a gain of $1.2 million, before tax, from the sale of our Lafayette, Louisiana office facility, to an affiliate of our Chief Executive Officer, in our Corporate division. During the quarter ended September 30, 2003, we recorded a gain of approximately $5.6 million, before tax, from the sale of two construction vessels in our Latin America segment.

  Subsequent Events - On November 2, 2004, we were notified by the International Arbitration Tribunal of an adverse judgment regarding a legal dispute with one of our customers related to offshore pipeline work performed in West Africa in 2003. As a result of the arbitration judgment, we must repay approximately $9.2 million to our customer and write-off a $1.6 million related accounts receivable balance. The effects of this decision were recorded in our September 30, 2004 operating results by reducing revenues and income from continuing operations, net of taxes, by $10.8 million. We expect to pay such judgment from cash on hand.

The adverse judgment caused an event of default under our revolving and long-term debt arrangements at September 30, 2004. We notified our bank syndication of the event and on November 8, 2004 obtained an amendment, which remedied the events of default. (See Note 7 of the Notes to Condensed Consolidated financial Statements for additional information)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
Operations

General

The following discussion presents management's discussion and analysis of our financial condition and results of operations. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements for the periods ended September 30, 2004 and 2003, included in Item 1 of this report, and our audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

We have conformed our segment reporting to changes in our operating management structure that became effective June 2004. We still conduct our operations through two divisions, Offshore Construction Division (OCD) and Global Divers and Marine Contractors (GDMC). However, GDMC's Asia Pacific segment has been combined into OCD's Asia Pacific segment and our Gulf of Mexico shallow water pipelay has been removed from GDMC's Gulf of Mexico segment and added to OCD's Gulf of Mexico segment. OCD now includes all pipelay and derrick lifts worldwide as well as diving and marine support services in our Asia Pacific region. GDMC includes all remaining diving and marine support services worldwide. As a result of our decision to sell our Liftboat Division, our GDMC Gulf of Mexico segment has been restated for the quarter and nine months ended September 30, 2004 and 2003 to reflect the reclassification of the Liftboat Division as discontinued operations.

Our construction activity level (activity) is one of the three primary drivers of our business results in terms of revenues, gross profit, and gross profit as a percentage of revenues (margins). The other two are pricing (which is effected by contract mix) and operating efficiency or productivity on a particular construction project. Activity levels have a significant impact on our gross profit and gross profit as percentage of revenues because our business is very capital and personnel intensive. Our vessels, operations personnel, and marine facilities used to perform our construction work "sit idle" when not working, in most cases however, much of their costs remain (including depreciation) and are essentially fixed. In general, the more activity, the more these fixed costs are recovered, therefore more gross profit is recognized. This has the effect of improving gross margins. As activity levels decrease, revenues decline but our costs do not proportionately decline thereby constricting our gross profit and margins. Activity levels can be effected by changes in demand due to economic or other conditions in the oil and gas exploration business, seasonal conditions in certain geographic areas and/or our ability to win the bidding for available jobs.

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

Most of our OCD revenue is obtained through larger, more complex contracts that are longer in duration and require significant amounts of working capital. Most of these contracts are bid on a lump-sum basis and are secured by a letter of credit or performance bond. These contracts are inherently risky and are subject to many unforeseen circumstances and events that may affect productivity. As productivity decreases, with no offsetting decrease in costs or increases in revenue, contract margins erode as compared to our bid margins. As a result, our OCD revenues and margins are subject to a high degree of variability. However, to mitigate some of the variability in revenue and margins, we have restructured our bidding practices in the U.S. Gulf of Mexico. Our current practice is to submit day-rate proposals in response to construction tenders and selectively respond to lump-sum tenders.

Our competition and inherent operating risks vary in every area of the world in which we operate and affect individual segment profitability.

Due to the nature of OCD contracts and adding to the degree of project execution difficulty, changes in the scope of the base contract sometimes occur as contract work progresses. A change order usually increases the scope of work but may also decrease the scope and, consequently, the contract revenue and costs. Either the customer or we may initiate change orders. At the time of initiation, change orders may be approved or unapproved by either party, priced or unpriced, or defined or undefined regarding detailed scope. Even where the scope of work is defined, the associated increase or decrease in contract revenue often will be governed by contract terms or negotiated later, sometimes after the work is performed. We recognize these change orders as revenue in accordance with accounting principles generally accepted in the United States. See "Significant Accounting Policies and Estimates."

Most GDMC revenues are the result of short-term work, involve numerous smaller contracts, and are usually based on a day-rate charge. Financial risks associated with these types of contracts are normally limited due to their short-term and non-lump sum nature. Revenues and margins in our GDMC division tend to be more consistent than in our OCD division.

Our 2004 year to date results reflect improved results for the quarter and nine months ended September 30, 2004, in which our gross profit has increased by $20.0 million and $4.1 million, respectively, due primarily to increased activity in our Latin America segments partially offset by a $10.8 million adverse legal judgment in our West Africa segment. This judgment is related to a customer dispute regarding offshore pipeline work in West Africa in 2003. Our quarterly revenues increased 14% due to increased activity in our Latin America segments and GDMC Middle East segment partially offset by activity declines in other operating segments.

During the third quarter of 2004, we booked approximately $51.1 million of new work resulting in a backlog of approximately $179.1 million at September 30, 2004 as compared to $71.9 million on the same date last year. Our backlog is principally comprised as follows - Latin America $134.0 million and Middle East $27.0 million. Backlog scheduled to be worked off in fiscal 2004 is $132.0 million, or 74%. Subsequent to September 30, 2004, we were awarded approximately $77.0 million of additional new work also in Mexico. For the quarter ended September 30, 2004, as compared to the same period last year, company-wide bidding activity was down but the dollar volume of bidding activity was up. During the quarter, we received 101 new bid requests with a total estimated value of $1.5 billion and we currently have bids outstanding totaling approximately $1.6 billion.

The following table sets forth, for the periods indicated, our statements of operations expressed as a percentage of revenues.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of operations	86.8	102.5	92.7	95.7
Gross profit (loss)	13.2	(2.5)	7.3	4.3
Net gains on asset disposal	(14.0)	(4.8)	(6.2)	(1.7)
Selling, general and administrative expenses	6.8	8.0	9.8	7.0
Operating income (loss)	20.4	(5.7)	3.7	(1.0)
Other expense (income)
Interest expense	2.4	2.2	3.1	2.0
Other	0.2	(0.6)	0.6	0.0
Income (loss) from continuing operations,
before income taxes	17.8	(7.3)	(0.0)	(3.0)
Income taxes (benefit)	4.0	4.7	(0.4)	1.0
Income (loss) from continuing operations,
net of taxes	13.8	(12.0)	0.4	(4.0)
Income (loss) from discontinued operations,
net of taxes	0.7	0.9	(0.1)	0.8
Net income (loss)	14.5%	(11.1)%	0.3%	(3.2)%

Quarter Ended September 30, 2004 Compared to Quarter Ended September 30, 2003

	Quarter Ended Sept. 30,
	2004	2003	Percentage Change
	(In Millions)
Revenues	$130.4	$114.3	14%
Cost of operations	113.2	117.1	(3)
Gross profit (loss)	17.2	(2.8)	714
Net gains on asset disposal	(18.2)	(5.4)	237
Selling, general and administrative expenses	8.8	9.1	(3)
Operating income (loss)	26.6	(6.5)	509
Other expense (income)
Interest expense	3.1	2.5	24
Other	0.3	(0.6)	150
Income (loss) from continuing operations,
before income taxes	23.2	(8.4)	376
Income taxes	5.2	5.3	(2)
Income (loss) from continuing operations,
net of taxes.	18.0	(13.7)	231
Income (loss) from discontinued operations,
net of taxes	0.9	1.1	(18)
Net income (loss)	$18.9	$(12.6)	250%

Revenues. The 14% increase in revenues was primarily attributable to increased activity in our Latin America segments partially offset by decreased activity in all of our other segments and a $10.8 million reduction in revenues associated with an adverse legal judgment in our OCD West Africa segment. Although major construction barge utilization in our Offshore Construction Division decreased to 31% compared with 43% in the same quarter last year, our revenues increased due to a different mix of contract work.  In addition, the Latin America contracts had a large amount of procurement content.

Gross Profit. Gross profit increased by $20.0 million due primarily to increased activity in our Latin America segments partially offset by a $10.8 million adverse legal judgment in our West Africa segment. As a percentage of revenue, gross profits increased to 13% from (3)%.

Net Gains on Asset Disposal. Third quarter 2004 net gains on asset disposal includes gains on the sale of the derrick barge Arapaho and the Lafayette office facility of $16.8 million and $1.2 million, respectively. Third quarter 2003 net gains totaling $5.6 million resulted from the sale of the derrick barges Mohawk and Sara Maria.

Selling, General and Administrative Expenses. For the quarter ended September 30, 2004, selling, general and administrative expenses were $8.8 million as compared to $9.1 million reported during the quarter ended September 30, 2003. The decline is due to reduced labor costs (due to cost cutting measures implemented in the spring of 2004), partially offset by increased legal and external accounting costs primarily as a result of litigation expense and compliance with Sarbanes-Oxley requirements.

Depreciation and Amortization. Depreciation and amortization, including amortization of dry-docking costs, for the quarter ended September 30, 2004 was $13.1 million compared to the $13.6 million recorded in the quarter ended September 30, 2003. The decrease is due primarily to lower utilization of our major construction barges, which are depreciated on a unit of production basis.

Interest Expense. Interest expense increased $0.6 million to $3.1 million for the quarter ended September 30, 2004, compared to $2.5 million for the quarter ended September 30, 2003. This was primarily due to increased average interest rates and $0.3 million redemption premium related to the early redemption of $6.5 million principal amount of Title XI bonds partially offset by decreased average debt outstanding.

Other Expense. Other expense increased $0.9 million to $0.3 million for the quarter ended September 30, 2004 from income of $0.6 million due primarily to increased bank loan fee amortization and increased exchange losses compared to the same period last year.

Net Income (Loss). The increase in net income was primarily the result of increased activity in our Latin America segments, the approximately $11.8 million from the sale of assets during the period and $4.5 million related to a tax benefit attributable to the reversal of a valuation allowance for a capital loss carry-forward taken in 2003. Our effective tax rate for the quarter ended September 30, 2004 includes the following items: the reversal of a $4.6 million capital loss valuation allowance due to capital gains generated by asset sales; a $10.8 million adverse judgment in our West Africa segment which was not tax benefited; and losses in other foreign jurisdictions that were not tax benefited. Our expected effective tax rate for fiscal 2004 is 49%.

Our effective tax rate for the quarter ended September 30, 2003 includes the following items: a $4.6 million tax expense attributable the establishment of a valuation allowance for a capital loss carry-forward and losses in other foreign jurisdictions that were not tax benefited.

Income from discontinued operations, net of taxes of 35%, for the quarter ended September 30, 2004 was $0.9 million compared to $1.1 million for the same period last year.

Segment Information Overview. Our reportable segments include two divisions, the Offshore Construction Division and the Global Divers and Marine Contractors Division, with five and four reportable segments, respectively. The Offshore Construction Division includes all pipelay and derrick lifts worldwide as well as diving and marine services in our Asia Pacific region. Our Global Divers and Marine Contractors Division includes all remaining diving and marine support services worldwide. Our Global Divers and Marine Contractors Gulf of Mexico segment has been restated for the quarter and nine months ended September 30, 2004 and 2003 to reflect the reclassification of the Liftboat Division as discontinued operations. We have identified nine reportable segments as required by SFAS 131.

Due to increased activity and a different mix of work contract, total revenues in our Offshore Construction Division increased to $120.5 million (including $1.3 million of intersegment revenues) in the third quarter of 2004 from $104.9 million (including $0.6 million of intersegment revenues) in the same period in 2003, which had a positive impact on this division's results. Our 2004 third quarter income before income taxes increased to $19.3 million as compared to a loss of $11.7 million in the third quarter of 2003. Income before income taxes includes a gain on vessel sales of $16.8 million and $5.6 million for the third quarter of 2004 and 2003, respectively. Although our worldwide major construction barge fleet utilization for the 2004 quarter decreased to 31% compared with 43% utilization in the same quarter last year.  Our revenues increased due to a different mix of contract work.  In addition, our Latin America contracts had a large amount of procurement content.

Total revenues from our Global Divers and Marine Contractors Division remained constant at $18.2 million (including $7.1 million of intersegment revenues) in the third quarter of 2004 as compared to $18.2 million (including $8.2 million of intersegment revenues) in the same period in 2003 and results increased from income from continuing operations before taxes of $2.8 million in the third quarter of 2003 to income from continuing operations before income taxes of $3.4 million in the third quarter of 2004. Income before taxes increased due to a different mix of work and improved pricing.

The following discusses the results of operations for each of our reportable segments during the third quarter ended September 30, 2004 and 2003.

Offshore Construction Division:

Gulf of Mexico - Revenues decreased 70% to $10.9 million (including $1.3 million of intersegment revenues) for the quarter ended September 30, 2004 from $36.4 million (including $0.6 million of intersegment revenues) for the quarter ended September 30, 2003 due primarily to reduced activity in the region. In the 2004 period, a few small contracts were completed as compared to one large contract that was in progress in the 2003 comparable period. As a result, excluding a $16.8 million gain on the sale of the derrick barge Arapaho in 2004, income before income taxes decreased to $2.2 million for the quarter ended September 30, 2004 from $5.1 million for the quarter ended September 30, 2003. Utilization of our major construction barges in the U.S. Gulf of Mexico during the third quarter of 2004 decreased to 10% from 43% in the same period last year. The negative impact of this lower utilization was partially offset by the transfer of two vessels to our Latin America segment. Bidding activity and the dollar volume of bidding activity were down compared to the same period last year.

West Africa - Excluding the $10.8 million reduction in revenues as result of the November 2004 unfavorable legal ruling, revenues decreased to $0.6 million for the quarter ended September 30, 2004 compared to $17.1 million for the quarter ended September 30, 2003. This decrease in third quarter revenues is attributable to three large projects occurring in 2003 as compared to one day-rate contract and the start of one large contract in the 2004 period. Loss before income taxes increased 20% to $16.3 million for the quarter ended September 30, 2004 compared to a loss before taxes of $13.6 million for the same period in 2003. This was primarily the result of the unfavorable legal ruling in 2004 and reduced activity. In the three months ended September 30, 2004, our three barges in this segment had no utilization. Bidding activity and the dollar volume of bidding activity was up compared to the same period last year.

Latin America - Revenues increased significantly to $93.6 million for the quarter ended September 30, 2004 from $4.9 million for the quarter ended September 30, 2003, due primarily to work performed on five large contracts in the 2004 period. As a result, excluding a $5.6 million gain on the sale of two construction vessels in 2003, income before income taxes increased $22.4 million to $16.5 million for the quarter ended September 30, 2004 compared to a loss before income taxes of $5.9 million for the quarter ended September 30, 2003. Four barges achieved 90% utilization in the third quarter compared to 10% in the same quarter last year. Bidding activity was up in dollar terms over the same period last year.

Asia Pacific- Revenues decreased $5.7 million to $17.9 million for the quarter ended September 30, 2004 compared to $23.6 million for the quarter ended September 30, 2003 due to decreased activity. Income before taxes was $1.6 million in the quarter ended September 30, 2004 compared to income before taxes of $0.9 million for the quarter ended September 30, 2003. The increase in income before income taxes is due primarily to a $0.2 million gain on asset sales in 2004 overhead cost reductions, and improved margins on day-rate type contracts performed in 2004. Utilization for our three major construction vessels in this segment was 53% compared to 79% in the same period last year. Both bidding activity and the dollar value of bidding activity were down.

Middle East - For the quarter ended September 30, 2004, revenues decreased significantly to $8.3 million compared to $22.9 million for the quarter ended September 30, 2003 due primarily to the start of one small project in 2004 as compared to one large project in progress in the 2003 period. Loss before income taxes decreased $2.2 million to a loss before income taxes of $1.5 million for the quarter ended September 30, 2004 compared to a loss before income taxes of $3.7 million for the quarter ended September 30, 2003. Results were negatively impacted in 2003 due to reduced productivity as a result of mechanical downtime and inefficiency, cost overruns and third party costs, as well as disputed change orders. Bidding activity and the dollar volume of bidding activity was up over the same period last year.

Global Divers and Marine Contractors:

Gulf of Mexico - Revenues decreased 15% to $9.2 million (including $1.8 million of intersegment revenues) for the quarter ended September 30, 2004 from $10.8 million (including $3.0 million of intersegment revenues) for the quarter ended September 30, 2003. Income from continuing operations before income taxes decreased by $0.3 million to $1.5 million for the quarter ended September 30, 2004 compared to earnings from continuing operations before income taxes of $1.8 million for the quarter ended September 30, 2003. The decrease in revenues and income before taxes was due primarily to reduced activity.

West Africa - Revenues decreased $1.5 million to a negligible amount for the quarter ended September 30, 2004 from $1.5 million for the quarter ended September 30, 2003. Income from continuing operations before income taxes declined to a nominal loss for the quarter ended September 30, 2004 compared to income before taxes of $0.1 million for the quarter ended September 30, 2003. The decrease in revenue and income from continuing operations before income tax was due primarily to decreased activity in the region.

Latin America - Revenues increased to $4.5 million (including $4.5 million of intersegment revenues) for the quarter ended September 30, 2004 compared to $0.4 million (including $0.4 million of intersegment revenues) for the quarter ended September 30, 2003 due primarily to work performed on three large contracts in the 2004 period. Income from continuing operations before income taxes increased for the quarter ended September 30, 2004 to $1.1 million compared to a loss from continuing operations before income taxes of $0.2 million for the quarter ended September 30, 2003, as a result of the increased activity due to the contracts performed in the 2004 period.

Middle East - For the quarter ended September 30, 2004, revenues decreased 20% to $4.5 million (including $0.8 million of intersegment revenues) compared to $5.6 million (including $3.3 million of intersegment revenues) for the quarter ended September 30, 2003 due to decreased activity in the region. Income from continuing operations before income taxes decreased to $0.8 million for the quarter ended September 30, 2004 compared to $1.1 million for the quarter ended September 30, 2003 due to reduced activity.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

	Nine Months Ended September 30,
	2004	2003	Percentage Change
	(In Millions)
Revenues	$292.1	$401.2	(27)%
Cost of operations	270.9	384.1	(29)
Gross profit	21.2	17.1	24
Net gains on asset disposal	(18.1)	(6.8)	166
Selling, general and administrative expenses	28.5	28.1	1
Operating income (loss)	10.8	(4.2)	357
Other expense (income)
Interest expense	9.0	7.8	15
Other	1.9	0.1	1,800
Income (loss) from continuing operations, before income
taxes	(0.1)	(12.1)	99
Income taxes (benefit)	(1.2)	4.1	(129)
Income (loss) from continuing operations,
net of taxes	1.1	(16.2)	107
Income (loss) from discontinued operations,
net of taxes	(0.2)	3.2	(106)
Net income (loss)	$0.9	$(13.0)	107%

Revenues. The 27% decrease in revenues was primarily attributable to decreased activity in our Offshore Construction Division's Gulf of Mexico, West Africa, Asia Pacific, and Middle East segments and our Global Divers and Marine Contractors Division's Gulf of Mexico and West Africa segments (including a $10.8 million adverse legal judgment) partially offset by an increase in activity in our Latin America segments. Major construction barge utilization in our Offshore Construction Division was 25% in the first nine months of 2004 compared with 37% utilization in the same period last year.

Gross Profit. The 24% increase in gross profit was primarily attributable to increased activity in Latin America segments. As a percentage of revenue, gross profits increased to 7% from 4%.

Selling, General and Administrative Expenses. For the nine months ended September 30, 2004, selling, general and administrative expenses were $28.5 million as compared to $28.1 million reported during the nine months ended September 30, 2003. This increase is due primarily to increased costs related to consulting, external accounting and legal fees partially offset by reduced bad debt expense and decreased labor costs.

Net Gains on Asset Disposal. Net gains on asset disposal for the nine months ended September 30, 2004 includes gains on the sale of the derrick barge Arapaho and the Lafayette office facility of $16.8 million and $1.2 million, respectively. For the nine months ended September 30, 2003 net gains include the sale of the derrick barges Mohawk and Sara Maria of $5.6 million and three small vessels and one operations facility of approximately $1.3 million.

Depreciation and Amortization. Depreciation and amortization, including amortization of dry-docking costs, for the nine months ended September 30, 2004 was $31.6 million compared to the $37.9 million recorded in the nine months ended September 30, 2003. The decrease is due primarily to lower utilization and a different barge utilization mix of our major construction barges, which are depreciated on a unit of production basis.

Interest Expense. Interest expense increased to $9.0 million for the nine months ended September 30, 2004, from $7.8 million for the nine months ended September 30, 2003 primarily due to increased average interest rates, a $0.5 million write-off of the unamortized credit facility fees in 2004 due to the termination of our previous credit facility, and a $0.3 million redemption premium related to the early redemption of $6.5 million principal amount of Title XI bonds. These increases were partially offset by decreased average debt outstanding.

Other Expense. Other expense increased $1.8 million to $1.9 million for the nine months ended September 30, 2004, from income of $0.1 million for the nine months ended September 30, 2003, due primarily to increased exchange rate losses and increased bank loan origination amortization fees.

Net Income (Loss). The increase in net income was primarily the result of increased activity in our Latin America segments, the approximately $11.8 million from the sale of assets during the period and $4.5 million related to a tax benefit attributable to the reversal of a valuation allowance for a capital loss carry-forward taken in 2003. Our effective tax rate for the nine months ended September 30, 2004 includes the following items: the reversal of a $4.6 million capital loss valuation allowance due to capital gains generated by asset sales; a $10.8 million adverse judgment in our West Africa segment which was not tax benefited; and losses in other foreign jurisdictions that were not tax benefited. Our expected effective tax rate for fiscal 2004 is 49%.

Our effective tax rate for the nine months ended September 30, 2003 includes the following items: a $4.6 million tax expense attributable the establishment of a valuation allowance for a capital loss carry-forward and losses in other foreign jurisdictions that were not tax benefited.

Loss from discontinued operations, net of taxes of 35%, for the nine months ended September 30, 2004 was $0.2 million compared to income of $3.2 million for the same period last year.

Segment Information Overview. Our reportable segments include two divisions, the Offshore Construction Division and the Global Divers and Marine Contractors Division, with five and four reportable segments, respectively. The Offshore Construction Division includes all pipelay and derrick lifts worldwide as well as diving and marine services in our Asia Pacific region. Our Global Divers and Marine Contractors Division includes all remaining diving and marine support services worldwide. Our Global Divers and Marine Contractors Gulf of Mexico segment has been restated for the quarter and nine months ended September 30, 2004 and 2003 to reflect the reclassification of the Liftboat Division as discontinued operations. We have identified nine reportable segments as required by SFAS 131.

Due to reduced activity, partially offset by asset sales, total revenues in our Offshore Construction Division decreased to $262.2 million (including $4.8 million of intersegment revenues) for the nine months ended September 30, 2004 from $371.0 million (including $0.8 million of intersegment revenues) in the same period in 2003. Our loss before income taxes in this division decreased to $4.5 million from a loss before income taxes of $18.4 million in 2003 due to increased activity in our Latin America segment. Income before income taxes includes a gain on vessel sales of $16.8 million and $5.6 million for 2004 and 2003, respectively.

Total revenues from our Global Divers and Marine Contractors Division increased $0.3 million or 1% to $49.3 million (including $14.5 million of intersegment revenues) for the nine months ended September 30, 2004 from $49.0 million (including $18.1 million of intersegment revenues) in the same period in 2003 and results decreased from income from continuing operations before income taxes of $5.7 million in the nine months ended September 30, 2003 to $4.6 million in the same period of 2004. Income from continuing operations before income taxes decreased due to a different mix of work and gains on asset sales of $1.2 million in 2003.

The following discusses the results of operations for each of our reportable segments during 2004 and 2003.

Offshore Construction Division:

Gulf of Mexico - Revenues decreased 66% to $37.1 million (including $4.8 million of intersegment revenues) for the nine months ended September 30, 2004 from $110.3 million (including $0.8 million of intersegment revenues) for the nine months ended September 30, 2003 due primarily to reduced activity. In the 2004 period, several small contracts were completed as compared to one large contract that was in progress in the 2003 period. As a result of reduced revenues and excluding a $16.8 million gain on the derrick barge Arapaho in 2004, income before income taxes decreased to a loss of $15.3 million for the nine months ended September 30, 2004 from income before income taxes of $3.9 million for the nine months ended September 30, 2003. Utilization of our major construction barges in the U.S. Gulf of Mexico during the nine months decreased to 16% from 30% over the same period last year.

West Africa - Revenues decreased 92% to $6.9 million for the nine months ended September 30, 2004 compared to $89.9 million for the nine months ended September 30, 2003. The decrease in revenues was due to the existence of several large projects in 2003 as compared to only two day-rate contracts in the 2004 period and the impact of an $10.8 million adverse ruling in 2004. Loss before income taxes decreased 27% to $14.8 million for the nine months ended September 30, 2004 compared to a loss before taxes of $20.4 million for the same period in 2003. This was primarily a result of margins being favorable on the day-rate contracts in 2004 as compared to the lump-sum contracts in 2003. In the 2003 period, we experienced approximately a $5.0 million deterioration on a pipeline contract in West Africa due to a welding problem. Utilization of our major construction barges during the nine months decreased to 11% from 70% over the same period last year.

Latin America - Revenues increased significantly to $153.7 million for the nine months ended September 30, 2004 from $12.2 million for the nine months ended September 30, 2003, due primarily to work performed on five large contracts in the 2004 period. As a result, income before income taxes increased $35.0 million to $21.1 million for the nine months ended September 30, 2004 compared to a loss before income taxes of $13.9 million for the nine months ended September 30, 2003. Utilization of our major construction barges during the nine months increased to 78% from 3% over the same period last year.

Asia Pacific- Revenues decreased $28.5 million to $56.0 million for the nine months ended September 30, 2004 compared to $84.5 million for the nine months ended September 30, 2003. Income before income taxes decreased $11.1 million to a loss before income taxes of $5.1 million in the nine months ended September 30, 2004 compared to earnings before income taxes of $6.0 million for the nine months ended September 30, 2003. The decrease in revenues and income before income taxes is due primarily to decreased activity in the region. Utilization for our three major construction vessels was 31% compared to 70% in the same period last year.

Middle East - For the nine months ended September 30, 2004, revenues decreased significantly to $8.5 million compared to $74.1 million for the nine months ended September 30, 2003 due primarily to the existence of one large contract in progress in the 2003 period. As a result, income before income taxes decreased $13.4 million to a loss before income taxes of $7.3 million for the nine months ended September 30, 2004 compared to income before income taxes of $6.1 million for the nine months ended September 30, 2003.

Global Divers and Marine Contractors:

Gulf of Mexico - Revenues decreased 9% to $24.2 million (including $4.9 million of intersegment revenues) for the nine months ended September 30, 2004 from $26.5 million (including $6.3 million of intersegment revenues) for the nine months ended September 30, 2003. Income from continuing operations before income taxes decreased by $2.9 million to a loss from continuing operations before income taxes of $1.1 million for the nine months ended September 30, 2004 compared to income from continuing operations before income taxes of $1.8 million for the nine months ended September 30, 2003. The decrease in revenues and income from continuing operations before income taxes was due primarily to decreased activity in the region and reduced pricing for our services.

West Africa - Revenues, all of which were intersegment revenues, decreased 93% to $0.5 million for the nine months ended September 30, 2004 from $7.0 million for the nine months ended September 30, 2003. Income from continuing operations before income taxes declined $1.6 million to a nominal amount for the nine months ended September 30, 2004 compared to income from continuing operations before income taxes of $1.6 million for the nine months ended September 30, 2003. The decrease in revenue and income before tax was due primarily to decreased activity.

Latin America - Revenues increased to $8.3 million (all of which were intersegment revenues) for the nine months ended September 30, 2004 from $0.6 million (including $0.4 million of intersegment revenues) for the nine months ended September 30, 2003, due primarily to work performed on two large contracts in the 2004 period. Income from continuing operations before income taxes increased for the nine months ended September 30, 2004 to $2.0 million compared to a loss from continuing operations before income taxes of $0.5 million for the nine months ended September 30, 2003, as a result of the contracts performed in the 2004 period.

Middle East - For the nine months ended September 30, 2004, revenues increased 8% to $16.2 million (including $0.8 million of intersegment revenues) compared to $15.0 million (including $4.5 million of intersegment revenues) for the nine months ended September 30, 2003 due to increased activity in the region. As a result, income from continuing operations before income taxes increased to $3.8 million for the nine months ended September 30, 2004 compared to $2.8 million for the nine months ended September 30, 2003.

Liquidity and Capital Resources

Overview

The principal uses of cash in our business generally have been investment in our assets (particularly for the enhancement of vessels), funding working capital operations, and repayment of debt. Cash to fund the needs of our business has been provided primarily by operations, debt financing, and equity issuances.

We expect activity levels to be increasing over the next twelve to twenty-four months. During the first nine months of 2004, we have been awarded over $400.0 million in projects and our backlog at September 30, 2004 was approximately $179.1 million. Approximately $131.9 million, or 74%, of this backlog is expected to be worked off in 2004. The increase in activity will cause working capital to increase. We have a credit facility to provide for the funding of this anticipated increase in working capital needs in advance of increases in our cash flows from operations. In addition, the recent judgment against us in the Vinci (Groupe GTM) litigation may require a substantial cash payment pending our appeal of the judgment. Capital expenditures for the remainder of 2004 are expected to be approximately $3.3 million.

During the third quarter of 2004, we sold one construction vessel and the Company's Lafayette, Louisiana office facility for approximately $21.0 million. In addition, we sold our Liftboat Division in October 2004 for $53.5 million. We are using these proceeds to reduce our debt, to strategically invest in appropriate high growth opportunities as they arise, and for general corporate purposes. During the quarter we paid down $22.0 million under the revolving credit facility. As of November 4, 2004, we had cash and cash equivalents of over $72.0 million on hand.

Cash Flow

Our cash balance decreased by $0.7 million to $14.9 million at September 30, 2004 from $15.6 million at December 31, 2003. During the nine months ended September 30, 2004, our operations used cash of $24.7 million compared to $1.5 million generated in the comparable period of 2003. Cash on hand, proceeds from asset disposals, and cash from financing activities funded investing activities of $2.9 million and the cash used by our operations. Investing activities consisted principally of capital expenditures of $3.4 million, dry-docking costs of $22.9 million and proceeds from the sale of assets of $23.5 million.

Working capital increased $43.9 million during the nine months ended September 30, 2004 to $105.5 million from $61.6 million at December 31, 2003. The increase in working capital is due primarily to an increase in accounts receivable partially offset by an increase in accounts payable. Working capital is anticipated to continue to increase as activity increases. At September 30, 2004, our backlog was $179.1 million as compared to a backlog of $71.9 million at September 30, 2003. Approximately 74% of our backlog is expected to be performed during the remainder of 2004.

Our capital expenditures during the nine months ended September 30, 2004 aggregated $3.4 million. We estimate that the cost to complete capital expenditure projects in progress at September 30, 2004 will be approximately $0.6 million, all of which is expected to be incurred during the next three months. The capital expenditures are primarily related to vessel upgrades.

Long-Term Debt

Long-term debt outstanding at September 30, 2004 (including current maturities) includes $101.6 million of Title XI bonds. During the most recent quarter we repaid approximately $22.0 million of our long-term debt with proceeds from asset sales and cash from operations.

On March 9, 2004, we entered into a new $125.0 million revolving credit facility replacing the previous $100.0 million loan facility that would have matured in December 2004. On March 29, 2004, we exercised our option to increase our facility to $150.0 million. Under the terms of the facility the entire $150.0 million was available for the issuance of letters of credit and $110.0 million was available for direct cash advances. The facility matures on March 9, 2007. This revolving credit facility permits borrowings based on prime rate and London Interbank Offered Rate ("LIBOR"), in each case, plus a floating spread. The spreads can range from 1.50% to 3.00% and 2.50% to 4.00% for prime rate and LIBOR-based borrowings, respectively, based upon certain of our financial ratios. In addition, the credit facility allows for certain fixed rate interest options on amounts outstanding. Common stock of our subsidiaries, certain real estate, and the majority of our vessels collateralize the loans under the new credit facility. This facility is subject to certain financial covenants. We must maintain minimum levels of net worth and earnings before interest, taxes, and depreciation/amortization, not exceed levels of debt and capital expenditures specified in the agreement, and comply with, among other things, an interest coverage ratio and a leverage ratio. These covenants may limit our capacity and financial flexibility. Unamortized credit facility fees of $0.5 million related to the termination of our previous credit facility were expensed in the first quarter of 2004. In consideration for this facility, we paid a $3.8 million fee.

The following covenants under the facility were not met at the end of the second quarter of 2004: the minimum earnings before interest, taxes, and depreciation/amortization covenant; the leverage ratio covenant; the capital expenditures limitation covenant; and the interest coverage ratio covenant. As a result, effective June 30, 2004, we obtained a waiver for the quarter ended June 30, 2004 on any default due to our noncompliance with the financial covenants of our credit facility. No fee was paid in connection with this waiver.

On August 6, 2004, we amended and restated our credit facility due to: (1) anticipated non-compliance with: the minimum earnings before interest, taxes, and depreciation/amortization covenant, and the interest coverage ratio covenant at the end of the third quarter of 2004, and (2) the addition of three new members to our bank group. The amendment reduced the requirements for both covenants, modified certain event of default requirements, and added additional reporting requirements. In addition, the facility was reduced to $100.0 million. Under the terms of the amended facility the entire $100.0 million is available for the issuance of letters of credit and for direct cash advances. A fee of $0.6 million was paid for this amendment.

On November 2, 2004, we were notified by the International Arbitration Tribunal of an adverse judgment regarding a legal dispute with one of our customers related to offshore pipeline work performed in West Africa in 2003. As a result of the arbitration judgment, we must repay approximately $9.2 million to our customer and write-off a $1.6 million related accounts receivable balance. As a result of this adverse legal judgment the minimum earnings before interest, taxes and depreciation/amortization covenant and the leverage ratio covenant under our amended and restated credit facility were not met at the end of the third quarter of 2004 resulting in an event of default under our long-term credit arrangements. On November 8, 2004, our credit facility was amended to provide in the relevant definitions an add back of the amount of the adverse legal judgment for purposes of calculating the above referenced ratios. As a result, on November 8, 2004 we were in compliance with the covenants of our revolving and long-term credit arrangements. We paid a fee of approximately $0.2 million in connection with obtaining the amendment. As of November 8, 2004, we had no borrowings, $14.4 million of letters of credit outstanding and $85.6 million of credit availability under our revolving credit facility.

On March 29, 2004, we completed a secondary offering of 9.5 million shares of common stock, which raised $47.9 million in aggregate net proceeds. These proceeds were used to repay $47.9 million in outstanding indebtedness under our revolving credit facility.

On September 24, 2004, we redeemed $6.5 million principal amount of our Title XI bonds, with a stated maturity date in 2022 and a stated interest rate of 7.25%, collateralized by two Liftboat Division vessels. We paid a redemption premium of $0.3 million related to this transaction. These bonds were redeemed early due to the anticipated closure of our Liftboat Division sale. The sales agreement required that all Liftboat Division assets are to be sold unencumbered. (See Note 11 of the Notes of Consolidated Financial Statements for additional information).

Our Title XI bonds mature in 2020, 2022, and 2025. The bonds carry interest rates of 8.30%, 7.25%, and 7.71% per annum, respectively, and require aggregate semi-annual payments of $2.6 million, plus interest. The agreements pursuant to which the Title XI bonds were issued contain certain covenants, including the maintenance of minimum working capital and net worth requirements. If not met, additional covenants result that restrict our operations and our ability to pay cash dividends. At September 30, 2004, we were in compliance with these covenants.

Other Indebtedness and Obligations

We also have a $9.5 million short-term credit facility at one of our foreign locations that is secured by a letter of credit. Additionally, in the normal course of business, we provide guarantees and performance, bid, and payment bonds pursuant to agreements, or in connection with bidding to obtain such agreements. In June 2004, the company we employed for our surety bonding was acquired by another company. This new company requires that all future bonds be secured by a letter of credit. These letters of credit will be drawn against our available credit capacity under our revolving credit facility. All existing bonds and amendments to these bonds are secured by parent company guarantees only. The aggregate of these guarantees and bonds at September 30, 2004 was $31.8 million in surety bonds, and $14.4 million in bank guarantees/letters of credit. The surety bonds and bank guarantees/letters of credit expire between November 2004 and February 2005 and between November 2004 and July 2005, respectively.

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

Liquidity Outlook

We expect funds available under our credit facility, available cash, and cash generated from operations and from recent asset sales, including the sale of our Liftboat Division in October of 2004, to be sufficient to fund our operations (including the anticipated increase in working capital required to fund increasing activity), scheduled debt retirement, planned capital expenditures for the next twelve months, as well as payments that may be required related to the Vinci (Groupe GTM) judgment, and the recent adverse legal judgment for $10.8 million, unless access to borrowing under our credit facility is limited because we are unable to meet the financial covenants of the facility and do not obtain a waiver or amendment of such covenants. In such event if our cash is insufficient, we will be required to seek additional financing and/or curtail operations or spending including planned capital expenditures. In addition, as we have in the recent past, we will continue to evaluate the divestiture of vessels that are no longer critical to our operations in order to reduce our operating costs and debt levels.

Over the longer term, we expect cash from operations, supplemented by equity financing and proceeds from long-term debt, to provide sufficient funds to operate and expand our business and maintain our fleet. For flexibility, we maintain a shelf registration statement that as of November 2, 2004 permits the issuance of up to $365.8 million of debt and equity securities. In addition, as we have historically done, we will continue to evaluate the merits of any opportunities that may arise for acquisitions of equipment or businesses, which may require additional liquidity.

Industry and Business Outlook

We expect activity to continue to increase during the next twelve to twenty-four months. We are currently experiencing a strengthening in our Latin America segments and an increase in activity in our U.S. Gulf of Mexico segments due to additional hurricane-related work. During the third quarter, we booked $51.1 million of new work and we have subsequently been awarded another $77.0 million in new work in Latin America. Our backlog at September 30, 2004 was $179.1 million of which $133.9 million related to Latin America. Our bids outstanding at September 30, 2004 were approximately $1.6 billion. In addition, both contract terms and pricing are becoming more favorable in our international locations.

Although the volume of bids has decreased, we are experiencing an increase in the dollar volume of bidding activity in our Asia Pacific, West Africa, Latin America and Middle East regions. Activity in our Middle East and West Africa areas is expected to increase into 2006.

Significant Accounting Policies and Estimates

For a discussion of significant accounting policies and estimates, see Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations - Significant Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2003, which discussion is incorporated herein by reference.

Long-lived assets held and used by us (primarily marine barges, vessels and related equipment) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We assess the recoverability of long-lived assets by determining whether the carrying values of an asset group can be recovered through projected net cash flows undiscounted and without interest charges, based on expected operating results over the remaining life of the asset group. These assumptions are based on management estimates, based primarily on existing market date, industry-wide trends, the expected future market for a specific vessels and expected vessel day-rates and margins.

Management estimates may vary considerably from actual outcomes due to future adverse market conditions or poor operating results that could result in the inability to recover the current carrying value of the long-lived asset, thereby possibly requiring an impairment charge in the future. If management estimates of projected net cash flows from certain assets had been lower, we could have been required to record an impairment charge.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We use natural hedging techniques to hedge against foreign currency exchange losses by contracting, to the extent possible, international construction jobs to be payable in U.S. dollars. We also, to the extent possible, maintain cash balances at foreign locations in U.S. dollar accounts. We do not believe that a change in currency rates in the regions in which we operate would have a significant effect on our results of operations. Additional quantitative and qualitative disclosures about market risk are in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2003.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the internal controls over financial reporting and to assert in our Annual Report on Form 10-K for the year-ended December 31, 2004, whether the internal controls over financial reporting at December 31, 2004 are effective. Any material weakness in internal controls over financial reporting existing at that date will preclude management's making a positive assertion. The Company is currently undergoing a comprehensive effort to comply with Section 404 of the Sarbanes-Oxley Act. This effort includes documenting and testing of internal controls. The Company's review continues, but to date the Company has not identified any material weaknesses in its internal control as defined by the Public Company Accounting Oversight Board. During the course of these activities, the Company, however, has identified certain internal control issues and deficiencies which management believes should be improved and corrected. Management has a remediation plan for these issues and expects to have completed its remediation and testing prior to the end of 2004 in order to make a positive assertion as to the effectiveness of internal controls over financial reporting, however, there can be no assurance that all the identified issues and deficiencies or any other issues that may arise from continued testing will be resolved in time to do so. The planned improvements include additional information technology system controls, further formalization of policies and procedures, improved segregation of duties and additional monitoring controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are a party in legal proceedings and potential claims arising in the ordinary course of our business. Management does not believe these matters will materially affect our consolidated financial statements.

In November of 1999, we notified Groupe GTM (now Vinci), that as a result of material adverse changes and other breaches by Vinci, we were no longer bound by and were terminating the Share Purchase Agreement to purchase the shares of ETPM S.A. Vinci responded stating that they believed we were in breach. The Share Purchase Agreement provided for liquidated damages of $25.0 million to be paid by a party that failed to consummate the transaction under certain circumstances. We have notified Vinci that we do not believe that the liquidated damages provision is applicable to our termination of the Share Purchase Agreement. On December 23, 1999, we filed suit against Vinci in the Tribunal de Commerce de Paris to recover damages. On June 21, 2000, Vinci filed an answer and counterclaim against us seeking the liquidated damages of $25.0 million and other damages, costs and expenses of approximately $3.2 million based on then current exchange rates. In November 2003, the Tribunal de Commerce de Paris ruled in favor of Vinci in the matter and awarded Vinci $25.0 million plus approximately $8.5 million in interest, exchange rate differential and legal fees. As a result, we recorded a $33.5 million (pre-tax) provision in the fourth quarter of 2003. We are currently appealing this verdict in the Cour d'appel de Paris. Although the provision for the judgment had a significant impact on our reported results for 2003, we do not believe that the ultimate outcome of this matter will have a material adverse effect on our future results of operations or business operations.

On November 2, 2004, we were notified by the International Arbitration Tribunal of an adverse judgment regarding a legal dispute with one of our customers related to offshore pipeline work performed in West Africa in 2003. As a result of the arbitration judgment, we must repay approximately $9.2 million to our customer and write-off a $1.6 million related accounts receivable balance. The arbitrators ruling is final and we expect to pay the judgment from cash on hand.

Item 6. Exhibits.

	10.1	Asset Purchase Agreement dated September 2, 2004 by and between Mercury Offshore Assets, LLC and Global Industries, Ltd. (incorporated by reference to Exhibit 2.1 to Form 8-K filed September 8, 2004)
	10.2	Act of Cash Sale dated September 22, 2004 by and between Global Movible Offshore, LLC and Dore' Partners, Ltd. (incorporated by reference to Exhibit 10.1 to Form 8-K filed September 30, 2004)
	10.3	Form of Executive Long-Term Restricted Stock Agreement (Performance Vesting/POC-TSR Based). (incorporated by reference to Exhibit 10.1 to Form 8-K filed September 30, 2004)
*	10.4

Credit Agreement Amendment dated September 30, 2004 among Global Industries, Ltd. and Global Offshore Mexico, S. DE R.L. DE C.V., the Lenders and Calyon New York Branch as administrative agent for the lenders.

*	15.1 -	Letter regarding unaudited interim financial information.
*	31.1 -	Section 302 Certification of William J. Dore'.
*	31.2 -	Section 302 Certification of Timothy W. Miciotto.
*	32.1 -	Section 906 Certification of William J. Dore'.
*	32.2 -	Section 906 Certification of Timothy W. Miciotto.

*	Included with this filing

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

GLOBAL INDUSTRIES, LTD.

By:	/s/ TIMOTHY W. MICIOTTO
Timothy W. Miciotto
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

November 9, 2004