Form 10-K
period 2004-12-31
GLOBAL INDUSTRIES LTD
filed 2005-03-16
CIK 895663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒  Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from _____ to _____

Commission File Number 2-56600
Global Industries, Ltd.
(Exact Name of Registrant as Specified in Its Charter)

LOUISIANA (State or Other Jurisdiction of Incorporation Organization) 8000 Global Drive Carlyss, Louisiana (Address of Principal Executive Offices)	72-1212563 (I.R.S. Employer Identification Number) 70665 (Zip Code)

Registrant's telephone number, including area code: (337) 583-5000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class None	Name of each exchange on which registered None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock ($0.01 par value)
(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2004 was $474,567,894 based on the last reported sales price of the Common Stock on June 30, 2004 on the NASDAQ\NMS.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) YES ☒ NO ☐

The number of shares of the registrant's Common Stock outstanding as of March 10, 2005, was 112,999,298.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2005 are incorporated by reference into Part III hereof.

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

We began as a provider of diving services to the offshore oil and gas industry over thirty years ago and have used selective acquisitions, new construction, and upgrades to expand our operations and assets. Our worldwide fleet includes sixteen barges that have various combinations of pipelay, pipebury, and derrick capabilities. At December 31, 2004, our fleet consisted of forty-five vessels, forty manned vessels, which were available for service during 2004.

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

We operate our business through two divisions:

    Offshore Construction, which includes worldwide pipelay and derrick lifts; and
    Asia Pacific diving and marine support services; and

    Global Divers and Marine Contractors, which includes all diving and marine support services worldwide, except in our Asia Pacific segment.

For financial information regarding our operating segments and the geographic areas in which we operate, see Note 8 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Recent Business Developments

On October 4, 2004, we completed the sale of our Liftboat Division to Mercury Offshore Assets, LLC., a Delaware limited liability company, for approximately $53.5 million. This sale included all twenty-two liftboats in our fleet, spare parts and other liftboat related assets as well as certain real estate in Iberia Parish, Louisiana. The Liftboat Division, although marginally profitable, did not align with the Company's long-term strategic objectives.

Offshore Construction

Offshore construction services performed include pipelay, derrick, and related services. We are capable of installing steel pipe by either the conventional or the reel method of pipelaying using either manual or automatic welding processes. With the conventional method, 40-foot to 60-foot segments of up to 60-inch diameter pipe are welded together, x-ray tested and corrosion coated on the deck of the pipelay barge. Each segment of pipe is connected to the prior segment of pipe and then submerged in the water as the barge is moved forward by its anchor winches, or in some instances onboard thrusters; the process is then repeated. Using the conventional pipelay method, our barges can install approximately 400 feet per hour of small diameter pipe in shallow water under good weather conditions. Larger diameter pipe, deeper water, and less favorable weather conditions all reduce the speed of pipeline installation. We have vessels located in most of the regions in which we currently operate that are capable of installing pipe using the conventional method. Several of our vessels employ dynamic positioning technology, which uses onboard thrusters in conjunction with global positioning system technology to enable a vessel to remain on station or move with precision without the use of anchors.

We also can install pipe using the reel method of pipelaying. We perform the welding, testing, and corrosion coating onshore, and then spool the pipe onto a pipe reel in one continuous length. Once the reel barge is in position, the pipe is unspooled onto the ocean floor as the barge is moved forward.

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

Sixteen of our barges are equipped with cranes designed to lift and place platforms, structures, or equipment into position for installation. In addition, the barges can be used to disassemble and remove platforms and prepare them for salvage or refurbishment. We expect demand for Gulf of Mexico abandonment services to increase as more platforms are removed due to MMS regulations relating to the abandonment of wells and removal of platforms. Current MMS regulations require platforms to be removed within twelve months after production ceases and that the site be restored to meet stringent standards. According to MMS, in March 2005 there were 3,945 platforms on active leases in U.S. waters of the Gulf of Mexico.

Global Divers and Marine Contractors

We perform diving operations in the Gulf of Mexico, West Africa, Latin America, and the Middle East. Demand for diving services covers the full life of an offshore oil and gas property, including supporting exploration, installing pipelines for production and transportation, periodic inspection, repair and maintenance of fixed platforms and pipelines and, ultimately, salvage and site clearance. To support our diving operations, we operate a fleet of six DSVs domestically and nine DSVs internationally. We have recorded the deepest working dive in the Gulf of Mexico at 1,075 feet.

For the Gulf of Mexico, the MMS requires that all offshore structures have extensive and detailed inspections for corrosion, metal thickness, and structural damage every five years. As the age of the offshore infrastructure increases, we anticipate that demand for inspections, repairs, and wet welding technology will increase.

For diving projects involving long-duration and deepwater dives to 1,500 feet, we use saturation diving systems that maintain an environment for the divers at the subsea water pressure at which they are working until the job is completed. Saturation diving allows divers to make repeated dives without decompressing, thereby reducing the time necessary to complete the job and reducing the diver's exposure to the risks associated with frequent decompression. Two of our largest saturation diving systems are capable of maintaining an environment simulating subsea water pressures to 1,500 feet. Our pipelay and derrick operations create captive demand for saturation diving services, for which divers are highly compensated, and that helps us to attract and retain qualified and experienced divers.

We have been at the forefront in the development of many underwater welding techniques and we believe we have more qualified diver/welders in the Gulf of Mexico than any of our competitors. Welded repairs are made by two methods: dry hyperbaric welding and wet welding. In dry hyperbaric welding, a customized, watertight enclosure is engineered and fabricated to fit the specific requirements of the structural joint or pipeline requiring repairs. The enclosure is lowered into the water, attached to the structure, and then the water is evacuated, allowing divers to enter the chamber and to perform dry welding repairs. Wet welding is accomplished while divers are in the water, using specialized welding rods. Wet welding is less costly because it eliminates the need to construct an expensive, customized, single-use enclosure. We believe that we have been a leader in improving wet welding techniques and we have satisfied the technical specifications for customers' wet welded repairs in water depths to 325 feet. Our Research and Development Center includes a hyperbaric facility capable of simulating wet or dry welding environments for water depths of up to 1,200 feet so that welds can be performed and tested to assure compliance with the customer's technical specifications.

We also operate other offshore support vessels ("OSVs") internationally to support our offshore construction services and also offer time charters to the offshore service industry.

Customers and Contracts

Our customers are primarily oil and gas producers and pipeline companies. During the year ended December 31, 2004, we provided offshore marine construction services to over 100 customers. Our largest single customer in any one of the last three years, Petroleos Mexicanos (PEMEX), accounted for 52% of consolidated revenues in 2004. Sales to PEMEX were 34% of consolidated revenues in 2002.  The loss of these revenues could have a material adverse effect on our Latin American segment and the Company.

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

Contracts for work in the Gulf of Mexico are typically awarded on a competitive bid basis with customers usually requesting bids on projects one to three months prior to commencement. However, for projects in water depths greater than 1,000 feet, particularly subsea development projects and turnkey projects, and for projects in international areas, the elapsed time from bid request to commencement of work may exceed one year. Our marketing staff contacts offshore operators known to have projects scheduled to ensure that we have an opportunity to bid for the projects. Most contracts are awarded on a fixed-price basis, but we also perform work on a cost-plus or day-rate basis, or on a combination of such basis. We attempt to qualify our contracts so we can recover the costs of certain unexpected difficulties and the costs of weather-related delays during the winter months.

Competition

In each region of the world in which we operate, the offshore marine construction industry is highly competitive. Price competition and contract terms are the primary factors in determining which qualified contractor is awarded a job. However, the ability to deploy modern equipment and techniques, to attract and retain skilled personnel, and to demonstrate a good safety record have also been important competitive factors.

Major international competitors include Technip-Coflexip S.A., Heerema S. A., Stolt Offshore S. A., Allseas Marine Contractors S.A., and Saipem S.p.a. These international competitors will also bid and compete for projects in the Gulf of Mexico. Domestic competition for deepwater projects in the Gulf of Mexico is limited primarily to J. Ray McDermott and Cal Dive International.  Our competitors for shallow and intermediate water domestic projects include many smaller companies including Horizon Offshore, Inc., Offshore Specialties Fabricators, Inc., and Torch, Inc. Many shallow and intermediate water companies compete primarily based on price.

Backlog

As of January 31, 2005, our backlog of construction contracts supported by written agreements amounted to approximately $233.7 million ($10.6 million for the U.S. Gulf of Mexico and $223.1 million for international operations), compared to our backlog at January 31, 2004 of $75.6 million ($9.4 million for the U.S. Gulf of Mexico and $66.2 million for international operations). Management expects almost all of our backlog to be performed in 2005. We do not consider our backlog amounts to be a reliable indicator of future earnings.

Patents

We own or are the licensee of a number of patents in the United States and in other countries related to pipelaying. For example, we own United States Patent Number 6,328,502. This patent involves a novel barge system for laying deep water subsea pipelines either by means of reeled pipe or conventional pipelaying procedures and covers several features incorporated into the Hercules. We are currently pursuing patent protection for this invention in a number of foreign countries. We have also obtained technology by acquiring the assets of other companies and through license agreements with other companies and through certain aspects of the Chickasaw's reel technology. While our continuing technical operations are not materially dependent on any one or more of our licenses or patent rights, they do enhance our competitive position.

Employees

Our work force varies based on our workload at any particular time. During 2004, the number of our employees ranged from a low of 2,239 to a high of 3,055, and as of January 31, 2005, we had 2,245 employees. None of our employees are covered by a collective bargaining agreement. We believe that our relationship with our employees is satisfactory.

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

We are required by various governmental and quasi-governmental agencies to obtain certain permits, licenses, and certificates with respect to our operations. The kinds of permits, licenses, and certificates required in our operations depends upon a number of factors. We believe that we have obtained or can obtain all permits, licenses, and certificates necessary to conduct our business.

We depend on the demand for our services from the oil and gas industry and, therefore, laws and regulations, as well as changing taxes and policies relating to the oil and gas industry affect our business. In particular, the exploration and development of oil and gas properties located on the Outer Continental Shelf of the United States is regulated primarily by the MMS.

Our operations also are affected by numerous federal, state, and local laws and regulations relating to protection of the environment including, in the United States, the Outer Continental Shelf Lands Act, the Federal Water Pollution Control Act of 1972, and the Oil Pollution Act of 1990. The technical requirements of these laws and regulations are becoming increasingly complex and stringent, and compliance may become increasingly difficult and expensive. However, we believe that compliance with current environmental laws and regulations is not likely to have a material adverse effect on our business or financial statements. Certain environmental laws provide for "strict liability" for remediation of spills and releases of hazardous substances and some provide liability for damages to natural resources or threats to public health and safety. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties, and criminal prosecution. Our compliance with these laws and regulations has entailed certain changes in our operating procedures and approximately $0.2 million in expenditures during 2004. It is possible that changes in the environmental laws and enforcement policies thereunder or claims for damages to persons, property, natural resources, or the environment could result in substantial costs and liabilities to us. Our insurance policies provide liability coverage for sudden and accidental occurrences of pollution and/or clean up and containment of the foregoing in amounts that we believe are comparable to policy limits carried in the marine construction industry.

Because we engage in certain activities that may constitute "coastwise trade" within the meaning of federal maritime regulations, we are also subject to regulation by the United States Maritime Administration (MarAd), Coast Guard, and Customs Services. Under these regulations, only vessels owned by United States citizens that are built and registered under the laws of the United States may engage in "coastwise trade." Furthermore, the foregoing citizenship requirements must be met in order for us to continue to qualify for financing guaranteed by MarAd, which currently exists with respect to the Hercules. Certain provisions of our Articles of Incorporation are intended to aid in compliance with the foregoing requirements regarding ownership by persons other than United States citizens.

In 2003, we complied fully with the International Ship and Port Facility Security Code (ISPS) as mandated by the Homeland Security Act of 2002. Under the ISPS, we performed worldwide security assessments, plans, risk analyses, and other requirements on our vessels and port facilities and completed the process of installing automated identification systems on our vessels. We expended approximately $0.1 million and $0.3 million in compliance with the ISPS in 2004 and 2003, respectively.

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

Under the terms of our amended loan credit facility, we must maintain minimum levels of net worth not to exceed levels of debt specified in the agreement, and comply with, among other things, a fixed charge coverage ratio and a leverage ratio.

Our ability to meet the financial ratios and tests under our amended credit facility is affected, in part, by events beyond our control, and we may not be able to satisfy those ratios and tests. Prior to amending our credit facility in March 2005, it was necessary for us to seek covenant waivers on several occasions. If we fail to comply with these ratios and tests, and we are unable to obtain a waiver, no further borrowings would be available under the revolving credit facility and our lenders will be entitled to, among other things, accelerate the debt outstanding under the credit facility so that it is immediately due and payable and ultimately foreclose on our assets that secure the debt. Any significant inability to draw on the credit facility or acceleration of the debt outstanding under the credit facility would have a material adverse effect on our financial condition and operations. For a more detailed discussion of our credit facility, please read "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources."

Our ability to incur debt and issue letters of credit is limited, which could limit the number and size of contracts we can obtain and/or perform.

Our amended credit facility is currently limited to $75.0 million.  At March 15, 2005, $51.0 million of credit capacity was available under our credit facility. Certain contracts require substantial amounts of working capital and/or performance letters of credit. We may be limited in the number and size of contracts we can perform by our available credit.

Our international operations expose us to additional risks inherent in doing business abroad.

A majority of our revenue is derived from operations outside the United States. The scope and extent of our operations outside of the U.S. Gulf of Mexico means we are exposed to the risks inherent in doing business abroad. These risks include:

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

We cannot predict the nature of foreign governmental regulations applicable to our operations that may be enacted in the future. In many cases, our direct or indirect customer will be a foreign government, which can increase our exposure to these risks. U.S. government-imposed export restrictions or trade sanctions under the Export Administration Act of 2001, the Trading with the Enemy Act of 1917 or similar legislation or regulation also may impede our ability to expand our operations and bid for and accept work in specific countries that we might otherwise have the equipment and technical ability to compete. These factors could have a material adverse effect on our financial condition and results of operation.

We are exposed to the substantial hazards and risks inherent in marine construction and our insurance coverage is limited.

Our business involves a high degree of operational risks. Hazards and risks that are inherent in marine operations include capsizing, grounding, colliding and sustaining damage from severe weather conditions. In addition, our construction work can disrupt existing pipeline, platforms and other offshore structures. Any of these could cause damage to or destruction of vessels, property or equipment, personal injury or loss of life, suspension of production operations, or environmental damage. The failure of offshore pipelines or structural components during or after our installation could also result in similar injuries or damages. Any of these events could result in interruption of our business or significant liability.

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

Although our financial statements are prepared in accordance with U.S. generally accepted accounting principles, their preparation requires us to make estimates and judgements that offset the reported amounts. Certain critical accounting policies affect our more significant judgments and estimates and they are described in "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Significant Accounting Policies and Estimates." Actual amounts and results may differ materially from our estimates.

We depend on significant customers.

Some of our segments derive a significant amount of their revenues from a small number of customers. For example, sales to PEMEX represented more than 50% of our consolidated revenue in 2004 and almost all of our Latin American revenue in 2004. The inability of these segments to continue to perform services for a number of their large existing customers and particularly the inability of our Latin America segment to continue to perform services for PEMEX, if not offset by contracts with new or other existing customers, could have a material adverse effect on our business and operations.

During periods of strong demand, we may be unable to obtain critical project materials on a timely basis.

Our operations depend on being able to timely procure certain project materials, such as pipe, to complete projects in an efficient manner. Our inability to procure critical materials during times of strong demand could have a material adverse effect on our business and operations.

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

Because of the nature of the offshore construction industry, most of our projects are performed on a fixed-price basis. The profits we realize on one of our contracts will often vary from the estimated amounts because of changes in offshore job conditions, in labor and equipment productivity and in third party costs. In addition, we sometimes bear the risk of delays caused by bad weather conditions. We may continue to suffer lower profits or even losses on some projects because of cost overruns resulting from these or other causes.

We have incurred losses in recent years and may incur additional losses in the future which could adversely effect our operations.

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

Some of our employees and the employees of some of our subcontractors are represented by unions. None of our employees are covered by a collective bargaining agreement; however, we are aware of recent efforts by union representatives to expand their reach in the offshore construction industry. We are not protected against work stoppages or labor problems by our employees or employees of the subcontractors we use. For example, in 2003, we experienced reduced productivity on one project due to a work stoppage by some employees of our welding subcontractor. Work stoppages or other labor matters could materially adversely affect our operations.

Our operations could suffer with the loss of one of our senior officers or other key personnel.

Our success depends heavily on continued services of our senior management and key employees. Our officers and key personnel have extensive experience in our industry, so if we were to lose any of our key employees or executive officers, our operations could suffer.

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

As of March 10, 2005, Mr. William J. Dore' beneficially owns approximately 25% of our outstanding common stock. As a result, Mr. Dore' is able to exercise substantial influence on the outcome of matters requiring a shareholder vote, including the election of directors. This influence may have the effect of delaying, deferring, or preventing a change in control of our company.

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

The existence of some provisions in our corporate documents could delay or prevent a change in control of our company, even if that change would be beneficial to our shareholders. Our articles of incorporation and by-laws contain provisions that may make acquiring control of our company difficult, including provisions relating to the nomination and removal of our directors, provisions regulating the ability of our shareholders to bring matters for action at annual meetings of our shareholders, and the authorization given to our board of directors to issue and set the terms of preferred stock. Louisiana law also effectively limits the ability of a potential acquirer to obtain a written consent of our shareholders.

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

We have no plans to pay dividends in the foreseeable future. We intend to invest our future earnings, if any, to fund our growth. In addition, our credit facility limits the payment of cash dividends. Any payment of future dividends will be at the discretion of our board of directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions applying to the payment of dividends, and other considerations that our board of directors deems relevant.

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

ITEM 2. PROPERTIES

We operate a fleet of sixteen construction barges, twenty-nine DSVs, OSVs, and other support vessels. Fourteen of our construction barges are designed to perform more than one type of construction project which enables these combination barges to sustain a higher utilization rate. A listing of our significant vessels along with a brief description of the capabilities of each is presented on page 16 of this Annual Report.

The Hercules is a 444-foot dynamically positioned pipelay/heavy-lift barge with a 2,000-ton crane capable of performing revolving lifts up to approximately 1,600 tons and is capable of both conventional and reeled pipelay. Using its portable reel, the Hercules is capable of spooling up to eighty-four miles of 6.625-inch diameter pipe, twenty-two miles of 12.75-inch diameter pipe, or ten miles of 18-inch pipe. This reel is capable of being removed and installed on the Hercules as job demands change. The Hercules is currently in route to operate in our Asia Pacific segment.

The Titan 2, a 456-foot self-propelled twin-hulled derrick ship, is capable of lifting 880 tons and has over 23,000 square feet of working deck area. We lease the Titan 2 from a third party under a long-term charter agreement which expires in 2013. The Titan 2's current base of operations is Mexico's Bay of Campeche.

The Chickasaw, a 275-foot dynamically positioned pipelay/derrick barge, has a pipelay reel which has a capacity ranging from forty-five miles of 4.5-inch diameter pipe, nineteen miles of 6.625-inch diameter pipe or four miles of 12.75-inch diameter pipe in one continuous length. We own four additional portable pipelay reels, which can be mounted on the deck of our barges for pipelay by the reel method or used as additional capacity on the Chickasaw. We own and operate four jetting sleds, which are capable of burying pipe up to thirty-six inches in diameter. Due to low demand in the U.S. Gulf of Mexico for reeled pipe type contracts, the Chickasaw is currently operating in our Latin America segment in an accommodation mode.

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

We own all of our barges and vessels, with the exception of the Titan 2, and twenty-five are subject to ship mortgages. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources-Long-Term Debt." In compliance with governmental regulations, our insurance policies, and certain of our financing arrangements, we are required to maintain our barges and vessels in accordance with standards of seaworthiness and safety set by government regulations or classification organizations. We maintain our fleet to the standards for seaworthiness, safety, and health set by the International Maritime Organization or the U.S. Coast Guard and are inspected by the American Bureau of Shipping, Bureau Veritas, Lloyd's Registry, or Det Norske Veritas.

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

We own 625 acres near Carlyss, Louisiana and have constructed a deepwater support facility and pipebase. The location serves as the corporate headquarters and the headquarters of our Gulf of Mexico Offshore Construction operations. The facility is capable of accommodating our deepwater draft vessels.

The following table summarizes our significant facilities as of December 31, 2004:
Location	Principal Use	Approximate Square Feet or Acreage		Owned/Leased (Lease Expiration)

Carlyss, LA	Shore base/Corporate Headquarters	625	acres	Owned
Houston, TX	Office	55,680	sq. ft.	Leased (Jul. 2013)
Cd. Del Carmen, Mexico	Warehouses	7,874	sq. ft.	Leased (Dec. 2005)
Cd. Del Carmen, Mexico	Office/Workshop	41,042	sq. ft.	Owned
Bangkok, Thailand	Office	11,543	sq. ft.	Leased (Apr. 2005)
Batam Island, Indonesia	Shore base	52	acres	Leased (Mar. 2028)
Sharjah, United Arab Emirates	Office/Shore base	64,946	sq. ft.	Leased (Dec. 2005)

Global Industries, Ltd.

Listing of Construction Barges and Swath Vessel
	Vessel Type	Length (Feet)		Pipelay		Year Acquired/Leased	Living Quarter Capacity
			Derrick	Maximum Pipe Diameter (Inches)	Maximum Water Depth (Feet)
			Maximum Lift (Tons)

Construction Barges:
Titan 2(1)	Derrick	456	880	--	--	2001	326
Hercules	Pipelay/reel/derrick	444	2,000	60.00	10,000	1995	191
Seminole	Pipelay/derrick	424	800	48.00	1,500	1997	220
Comanche	Pipelay/derrick	400	1,000	48.00	1,500	1996	223
Shawnee	Pipelay/derrick	400	860	48.00	1,500	1996	272
Iroquois	Pipelay/derrick	400	250	60.00	1,000	1997	259
DLB 264	Pipelay/derrick	397	1,000	60.00	1,000	1998	220
DLB 332	Pipelay/derrick	351	750	60.00	1,000	1998	208
Cheyenne	Pipelay/bury/derrick	350	800	36.00	1,500	1992	190
Cherokee	Pipelay/derrick	350	925	36.00	1,500	1990	183
Chickasaw	Pipelay/reel/derrick	275	160	12.75	6,000	1990	70
Tonkawa	Derrick/bury	250	175	--	--	1990	73
Sea Constructor	Pipelay/bury	250	200	24.00	400	1987	104
Navajo	Pipelay/derrick	240	150	10.00	600	1992	129
Pipeliner 5	Pipelay/bury	180	25	14.00	200	1996	60
SWATH Vessel:
Pioneer	Multi-service	200	50	--	--	1996	57

(1) The Titan 2 is leased from a third party under a long-term charter agreement which expires in 2013.

In 2004, the construction barge Arapaho was sold and the G/P 35 and G/P 37 were taken out of active service.

ITEM 3. LEGAL PROCEEDINGS

In November 1999, we notified Groupe GTM (now Vinci), that as a result of material adverse changes and other breaches by Vinci, we were no longer bound by and were terminating the Share Purchase Agreement to purchase the shares of ETPM S.A. Vinci responded stating that they believed we were in breach. The Share Purchase Agreement provided for liquidated damages of $25.0 million to be paid by a party that failed to consummate the transaction under certain circumstances. We notified Vinci that we do not believe that the liquidated damages provision was applicable to our termination of the Share Purchase Agreement. On December 23, 1999, we filed suit against Vinci in Tribunal de Commerce de Paris to recover damages. On June 21, 2000, Vinci filed an answer and counterclaim against us seeking the liquidated damages of $25.0 million and other damages, costs and expenses of approximately $3.2 million based on current exchange rates. In November 2003, the Paris Commercial Court ruled in favor of Vinci in the matter and awarded Vinci $25.0 million plus approximately $8.5 million in interest, exchange rate differential, and legal fees. As a result, although we have not yet paid the judgment, we recorded a $33.5 million (pre-tax) provision in the fourth quarter of 2003. We are currently appealing this verdict in the Cour d'appel de Paris. Although the provision for the judgment had a significant impact on our reported results for 2003, we do not believe that the ultimate outcome of this matter will have a material adverse effect on our future results of operations or financial position.

On March 19, 2004, Marathon E.G. Production Limited filed an arbitration with the American Arbitration Association against our subsidiary, Global Offshore International, Ltd. seeking liquidated damages of approximately $12.0 million and a declaration that the pricing and schedule adjustments claimed by our subsidiary are disallowed. Our subsidiary has claimed standby and extra work and schedule extensions, which would eliminate the liquidated damages claimed. Arbitration hearings currently are scheduled for the third and fourth quarters of 2005. We do not believe that the ultimate outcome of this matter will have a material adverse effect on our future results of operations or financial position.

On November 2, 2004, we were notified by the International Arbitration Tribunal of an adverse judgment regarding a legal dispute with one of our customers related to offshore pipeline work performed in West Africa in 2003. As a result of the arbitration judgment, in the third quarter of 2004, we recorded a charge to earnings of $10.8 million including the write-off of a $1.6 million related accounts receivable. We paid the $9.2 million judgment to our customer in the fourth quarter of 2004.

Our operations are subject to the inherent risks of offshore marine activity including accidents resulting in the loss of life or property, environmental mishaps, mechanical failures, and collisions. We insure against these risks consistent with industry standards. We believe our insurance should protect us against, among other things, the cost of replacing the total or constructive total loss of our vessels. We also carry workers' compensation, maritime employer's liability, general liability, and other insurance customary in our business. All insurance is carried at levels of coverage and deductibles that we consider financially prudent. Recently, the industry has experienced a tightening in the builders' risk market, which has increased deductibles and reduced coverage.

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

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM (Unnumbered). EXECUTIVE OFFICERS OF THE REGISTRANT

(Provided pursuant to General Instruction G to Form 10-K)

All executive officers named below, in accordance with the By-Laws, are elected annually and hold office until a successor has been duly elected and qualified. Our executive officers as of March 10, 2005, were as follows:
Name	Age	Position
William J. Dore'	62	Chairman of the Board of Directors and Chief Executive Officer
Peter S. Atkinson	57	President
J. Michael Pearson	57	Chief Operating Officer
James J. Dore'	50	President, Global Divers and Marine Contractors
Timothy W. Miciotto	61	Senior Vice President, Chief Financial Officer
Russell J. Robicheaux	56	Senior Vice President, General Counsel

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

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED
SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Trading and Dividends

Our common stock is traded on The NASDAQ National Market System under the symbol "GLBL." The following table presents for the periods indicated the high and low closing sales prices per share of our common stock.

	High	Low
2003
First Quarter	$ 4.780	$ 3.230
Second Quarter	5.950	4.280
Third Quarter	5.300	3.910
Fourth Quarter	5.300	4.080
2004
First Quarter	$ 6.400	$ 4.910
Second Quarter	6.550	5.040
Third Quarter	6.480	4.490
Fourth Quarter	8.580	5.550

As of March 10, 2005, there were approximately 1,000 holders of record of our common stock and we believe approximately 10,000 beneficial holders of our common stock.

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

Neither we nor, to our knowledge, any "affiliated purchaser" (as defined in Rule 10b-18 of the Securities Exchange Act of 1934) purchased any of our equity securities during the fourth quarter of 2004.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2004 regarding our equity compensation plans.
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by Shareholders:
1992 Stock Option Plan	1,568,910	$ 12.222	--
1992 Restricted Stock Plan	--	$ --	147,111
1995 Employee Stock Purchase Plan	120,098	$ 4.393	852,483
1998 Equity Incentive Plan	6,466,956(1)	$ 6.272	567,900
Equity compensation plans not approved by Shareholders:
None	--		--
Total	8,155,964		1,567,494

(1) Includes 2,041,036 of restricted shares.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below for each of the past five fiscal periods should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Year Ended December 31,
	2004(1)	2003 (2)	2002 (1)	2001(3)	2000(3)
	(in thousands, except per share and ratio data)

Revenues	$ 463,331	$ 459,029	$ 461,916	$ 367,566	$ 274,635
Gross profit	64,456	3,061	53,026	52,285	24,745
Income (loss) from continuing
operations	6,522	(71,126)	(35,977)	(3,888)	(21,214)
Income (loss) from discontinued
operations, net of tax(4)	15,910	2,797	6,614	10,044	4,524
Net income (loss)(4)	22,432	(68,329)	(29,363)	6,156	(16,690)
Net income (loss) per diluted share
Income (loss) from
continued operations	$ 0.06	$ (0.71)	$ (0.36)	$ (0.04)	$ (0.23)
Income (loss) from
discontinued operations(4)	$ 0.14	$ 0.03	$ 0.06	$ 0.11	$ 0.05
Net income (loss)(4)	$ 0.20	$ (0.68)	$ (0.30)	$ 0.07	$ (0.18)
Ratio of earnings to fixed
charges (5)	2.1x	(6)	(6)	(6)	(6)
Total assets (7)	$ 704,787	$ 620,831	$ 701,644	$ 748,177	$ 730,187
Working capital (7)	152,202	37,321	75,060	64,588	37,949
Long-term debt, total (7)	81,180	123,728	126,657	234,740	236,627

________________

  Included in the net income (loss) and net income (loss)  per share and the ratio calculations is the effect of the pretax non-cash charge for asset impairment of $7.2 million and $45.6 million for 2004 and  2002, respectively . See Note 10 of the Notes to Consolidated Financial Statements.

  Included in the net (loss) income and net (loss) income per share and the ratio calculations is the effect of the pre-tax $33.5 million provision related to the adverse ruling in the Groupe GTM (now Vinci) litigation. See Note 6 of the Notes to Consolidated Financial Statements.

  Pursuant to FAS 142, we discontinued the amortization of goodwill in 2002.  As a result, net (loss) income and net (loss) income per share amounts for years prior to 2002 are not comparable.  See Note 1 of the Notes to Consolidated Financial Statements.

  Includes the gain on the sale of our Liftboat Division in 2004 of $16.1 million net of tax.

  For purposes of computing the ratios of earnings to fixed charges: (1) earnings consist of income from continuing operations before income taxes plus fixed charges, excluding capitalized interest, and (2) fixed charges consist of interest expense (including capitalized interest) and the estimated interest component of rent expense (one-third of total rent expense). There were no dividends paid or accrued during the periods presented above.

  Earnings were inadequate to cover fixed charges by $72.3 million, $44.4 million, $5.0 million and $25.7 million for 2003, 2002, 2001 and 2000, respectively.

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

We have conformed our segment reporting to changes in our operating management structure that became effective June 2004. We still conduct our operations through two divisions, Offshore Construction Division (OCD) and Global Divers and Marine Contractors (GDMC). However, GDMC's Asia Pacific segment has been combined into OCD's Asia Pacific segment and our Gulf of Mexico shallow water pipelay has been removed from GDMC's Gulf of Mexico segment and combined with OCD's Gulf of Mexico segment. OCD now includes all pipelay and derrick lifts worldwide as well as diving and marine support services in our Asia Pacific region. GDMC includes all remaining diving and marine support services worldwide. As a result of the sale of our Liftboat Division, our GDMC Gulf of Mexico segment has been restated for the years ended 2004, 2003 and 2002 to reflect the reclassification of the Liftboat Division as discontinued operations.

The level of offshore construction activity is one of the three primary drivers of our business results in terms of revenues, gross profit, and gross profit as a percentage of revenues (margins). The other two are pricing (which is effected by contract mix) and operating efficiency or productivity on a particular construction project. Activity levels have a significant impact on our gross profit and gross profit as a percentage of revenues because our business is very capital and personnel intensive. Our vessels, operations personnel, and marine facilities used to perform our construction work "sit idle" when not working, however, in most cases much of their costs, including depreciation, remain and are essentially fixed. In general, as activity increases, a greater percentage of these fixed costs are recovered, therefore more gross profit is recognized. This has the effect of improving gross margins. As activity levels decrease, revenues decline but our costs do not decline proportionately thereby constricting our gross profit and margins. Activity levels can be affected by changes in demand due to economic or other conditions in the oil and gas exploration business, seasonal conditions in certain geographic areas and/or our ability to win the bidding for available jobs.

Our results of operations depend heavily on obtaining a sufficient quantity of offshore construction contracts with sufficient gross profit margins. Contract bidding is very competitive and in the recent past has resulted in contractors willing to assume greater amounts of risk, for no additional or reduced pricing, in order to be awarded the contract. As a result, contract margins have eroded throughout the industry. However, recent trends indicate a decreased contractor tolerance for uncompensated risk and some recovery of contract margins.

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

Due to the nature of OCD contracts and adding to the degree of project execution difficulty, changes in the scope of the base contract sometimes occur as contract work progresses. A change order usually increases the scope of work, but may also decrease the scope and, consequently, our revenue and costs. Either the customer or we may initiate change orders. At the time of initiation, change orders may be approved or unapproved by either party, priced or unpriced, and/or defined or undefined regarding detailed scope. Even where the scope of work is defined, the associated increase or decrease in contract revenue may be governed by contract terms or negotiated later, sometimes after the work is performed. We recognize these change orders as revenue in accordance with accounting principles generally accepted in the United States. (See "Significant Accounting Policies and Estimates.")

Most GDMC revenues are short-term in nature, involve numerous smaller contracts, and are usually based on a day-rate charge. Financial risks associated with these types of contracts are normally limited due to their short-term and non lump-sum nature. Revenues and margins in our GDMC division tend to be more consistent than in our OCD division.

Our 2004 results reflect improved gross profit, which increased by $61.4 million due primarily to five large jobs in our Latin America segments and increased activity in our Gulf of Mexico segments due to repair work as a result of Hurricane Ivan damage, partially offset by a $10.8 million adverse legal judgment in our West Africa segment. This judgment is related to a customer dispute regarding offshore pipeline work in West Africa in 2003. In addition, in 2004 we recorded a gain of $16.8 million on the sale of the derrick barge, Arapaho, in our OCD Gulf of Mexico segment. In 2003, two derrick barges were sold in our OCD Latin America segment resulting in a net gain of $5.6 million. Our 2004 revenues increased only nominally due to the increased activity in our Latin America segments being largely offset by reductions in our West Africa segment and our OCD Gulf of Mexico segment.

In the fourth quarter of 2004, due to future trend information that became available and recent events regarding some of our geographic locations and assets, we examined each asset extensively to determine expected profitability and utilization. Each asset was analyzed and valued using either third party appraisals, comparable vessel sales, and probability weighted undiscounted cash flow analysis. In conjunction with the analysis, we recorded a pretax non-cash impairment charge of $7.2 million relating to certain of our marine assets and a support facility. The assets were valued at their respective fair market values. For additional information see Note 10 of Notes to Consolidated Financial Statements included elsewhere herein.

The following table sets forth, for the periods indicated, statement of operations data expressed as a percentage of revenues.

	Year Ended December 31,
	2004	2003	2002
Revenues	100.0%	100.0%	100.0%
Cost of operations	86.1	99.3	88.5
Gross profit	13.9	0.7	11.5
Losses on asset impairment	1.5	--	9.9
Provision for Vinci (Groupe GTM) litigation	--	7.3	--
Net gains on asset disposal	(3.9)	(1.2)	(0.3)
Selling, general and administrative expenses	8.2	8.2	8.1
Operating income (loss)	8.1	(13.6)	(6.2)
Interest expense	3.2	2.5	3.5
Other expense (income)	0.3	(0.4)	(0.1)
Income (loss) from continuing operations
before income taxes	4.6	(15.7)	(9.6)
Income taxes (benefit)	3.2	(0.2)	(1.8)
Income (loss) from continuing
operations net of taxes	1.4	(15.5)	(7.8)
Income from discontinued operations
net of taxes
Operations	--	0.6	1.4
Gain on sale	3.4	--	--
Net income (loss)	4.8%	(14.9)%	(6.4)%

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

	Year Ended December 31,
	2004	2003	Percentage Change
	(In Millions)
Revenues	$463.3	$459.0	1%
Cost of operations	398.8	456.0	(13)
Gross profit	64.5	3.0	2,050
Losses on asset impairment	7.2	--	*
Provision for Vinci (Groupe GTM) litigation	--	33.5	*
Net gains on asset disposal	(18.2)	(5.7)	219
Selling, general and administrative expenses	37.9	37.6	1
Operating income (loss)	37.6	(62.4)	160
Other expense (income):
Interest expense	14.8	11.4	30
Other	1.7	(1.5)	213
	16.5	9.9	67
Income (loss) from continuing operations
before income taxes	21.1	(72.3)	129
Income taxes (benefit)	14.6	(1.2)	1,317
Income (loss) from continuing operations
net of taxes	6.5	(71.1)	109
Income (loss) from discontinued operations
net of taxes
Operations	(0.2)	2.8	(107)
Gain on sale	16.1	--	*
Net income (loss)	22.4	(68.3)	133
______________ * Not meaningful

Revenues. The 1% increase in revenues from 2003 to 2004 was primarily attributable to a substantial increase in activity in our OCD Latin America segment, which was largely offset by reduced activity in our West Africa segment and our OCD Gulf of Mexico segment. Revenues from our OCD Latin America segment increased $219.9 million due to five large contracts in process in 2004 compared with two contracts in 2003. Revenues declined in our other OCD segments due to fewer large contracts in process and a $10.8 million adverse legal judgment in our West Africa segment relating to work performed in 2003. Major construction barge utilization in our OCD division was 32% in 2004 compared with 37% in 2003. Activity in our GDMC segments increased due to increased activity in our Latin America segment and Hurricane Ivan damage repair work in our Gulf of Mexico segment. Total diving utilization was down 7%, saturation diving utilization was up 36% and pricing was up 18% compared to 2003. For a detailed discussion of revenues in each division and geographic area, see "Segment Information Overview."

Gross Profit. The $61.5 million increase in gross profit is due primarily to increased activity in our Latin America segment and improved pricing in our Gulf of Mexico segments partially offset by a $10.8 million adverse legal judgment in our West Africa segment related to work performed in 2003. In addition, in 2003, our OCD West Africa segment and our OCD Gulf of Mexico segment experienced productivity and efficiency decreases, with no offsetting decrease in costs or increase in revenues, which resulted in reduced 2003 contract margins. As a percentage of revenues, gross profit increased to 14% in 2004 compared to 1% for 2003.

Losses on Asset Impairments. In the fourth quarter of 2004, due to future trend information that became available and recent events regarding some of our geographic locations and assets, we examined each asset extensively to determine expected profitability and utilization. Each asset was analyzed and valued using either third party appraisals, comparable vessel sales, and probability weighted undiscounted cash flow analysis. In conjunction with the analysis, we recorded a pretax non-cash impairment charge of $7.2 million relating to certain of our marine assets, which included the Navajo in our OCD West Africa segment, one cargo barge in our OCD Middle East segment, and a support facility in our OCD Gulf of Mexico segment. These assets were valued at their respective fair market values.

Net Gains on Asset Disposal. Net gains on asset disposal for 2004 includes gains on the sale of the derrick barge Arapaho of $16.8 million in our OCD Gulf of Mexico segment and the Lafayette office facility of $1.2 million in our Other segment. Net gains on asset disposal in 2003 include $5.6 million from the sale of the derrick barges Mohawk and Sara Maria in our OCD Latin America segment.

Selling, General and Administrative Expenses. For 2004, selling, general and administrative expenses were $37.9 million as compared to $37.6 million reported during 2003. This increase is due primarily to increased costs related to consulting, external accounting and legal fees partially offset by reduced bad debt expense and decreased labor costs.

Operating Income. The increase in our operating income from 2003 to 2004 was primarily attributable to the increase in gross profit described above and the gain from asset sales partially offset by impairment changes. In addition, our 2003 operating loss included a provision of $33.5 million (pre-tax) related to the adverse ruling in the long-standing litigation with Groupe GTM (now Vinci) partially offset by gains on asset sales.

Depreciation and Amortization. Depreciation and amortization, including amortization of dry-docking costs, for 2004 increased 1% to $47.6 million compared to the $47.2 million recorded in 2003. The increase was due primarily to increased bank loan amortization fees partially offset by lower utilization and a different barge utilization mix of our major construction barges, which are depreciated on a unit of production basis.

Interest Expense. Interest expense increased to $14.8 million for 2004 from $11.4 million for 2003 primarily due to increased average interest rates, a $0.5 million write-off of the unamortized credit facility fees in 2004 due to the termination of our previous credit facility, increased bank loan origination fee expense, and a $1.4 million redemption premium related to the early redemption of $28.5 million principal amount of United States Government Guaranteed Ship Financing Bonds (Title XI bonds). These increases were partially offset by decreased average debt outstanding.

Other Expense (Income). Other expense increased $3.2 million to $1.7 million for 2004, from other income of $1.5 million for 2003, due primarily to increased exchange rate losses.

Net Income (Loss) From Continuing Operations Net of Taxes. The 109% increase in our net income was the result of the factors described above that increased our gross profit and operating income. Our effective tax rate is 69% in 2004 compared to 2% for 2003. The increase in the effective tax rate is due primarily to the following:

    Losses in certain foreign jurisdictions (primarily West Africa) that are taxed on a deemed profits, or percentage of revenue basis;

    Losses on certain foreign asset impairments that are not tax effected; and

    Losses related to the adverse judgment in our West Africa segment related to offshore pipeline work performed in 2003 that are not tax effected.

Partially offset by:

    The reversal of a $4.3 million valuation allowance, due to a capital gain on the sale of the Arapaho which allowed the utilization of the loss carryforward.

Our effective tax rate for 2003 includes a $4.3 million tax expense attributable to the establishment of a valuation allowance for a capital loss carryforward and losses in other jurisdictions that were not tax benefited.

Net Income From Discontinued Operations Net of Taxes.  Income from discontinued operations, net of taxes of 46%, for 2004 was $15.9 million, including the gain on the sale of the liftboats of $16.1 million after tax, compared to income, net of taxes of $2.8 million for the same period last year.

Segment Information Overview. Our reportable segments include two divisions, the OCD and the GDMC, with five and four reportable segments, respectively. The OCD includes all pipelay and derrick lifts worldwide as well as diving and marine services in our Asia Pacific region. Our GDMC includes all remaining diving and marine support services worldwide. Our GDMC Gulf of Mexico segment prior period results have been restated to reflect the reclassification of the Liftboat Division as discontinued operations. We have identified nine reportable segments as required by SFAS 131.

Although total revenues in our OCD decreased slightly to $417.8 million (including intersegment revenues of $4.8 million) in 2004 from $422.3 million (including intersegment revenues of $0.9 million) in 2003, results improved dramatically as this division's income before taxes increased to $9.3 million in 2004 from a loss before taxes of $43.7 million in 2003. This increase was primarily due to the following in 2004:

    increased activity in the Latin America segment;

    gains of $16.8 million on asset sales on vessels in the OCD Gulf of Mexico segment; and

    increased margin in the OCD Gulf of Mexico segment due to Hurricane Ivan damage repair work;

the increase was partially offset in 2004 by

    an impairment of $6.9 million on three vessels and one facility;

    an adverse legal judgment of $10.8 million in the OCD West Africa segment; and

    a customs duty reserve of $1.9 million in our Latin America division.

Contributing to the positive comparative change between 2004 and 2003, are the following negative 2003 events that did not recur in 2004:

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

Total revenues from our GDMC Division increased $15.2 million, or 24%, to $77.6 million (including $27.3 million intersegment revenues) in 2004 from $62.4 million (including $24.8 million intersegment revenues). In 2003 this division's results increased substantially from income before taxes of $5.7 million in 2003 to income before taxes of $12.2 million in 2004. Revenues and earnings increased due to increased saturation diving activity and improved pricing in the Gulf of Mexico segment due primarily to Hurricane Ivan damage repair work and increased activity in our Latin America segment.

The following discusses the results of operations for each of our reportable segments during 2004 and 2003. For additional information concerning the financial results of each segment, see Note 8 to the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Offshore Construction Division:

Gulf of Mexico - Revenues decreased 52% to $65.1 million (including $4.8 million of intersegment revenues) for 2004 from $135.2 million (including $0.9 million of intersegment revenues) for 2003 due primarily to reduced activity in the region. In 2004, several small contracts were completed as compared to one large contract that was in progress in the 2003. As a result, income before income taxes increased to $13.2 million for 2004, including a $16.8 million gain on the sale of the derrick barge Arapaho and the effect of $3.0 million of impairment costs, from a loss before income taxes of $2.2 million for 2003. Earnings increased due to improved margins on Hurricane Ivan damage repair work and the shifting of costs related to certain Gulf of Mexico construction vessels as a result of their working in our Latin America segment. In addition, in 2003 we experienced productivity losses on two significant projects due to inclement weather and subcontractor work stoppages. Utilization of our major construction barges in the U.S. Gulf of Mexico during 2004 decreased to 20% from 30% in the same period last year. Bidding activity was up compared to the same period last year due primarily to Hurricane Ivan damage repair work.

West Africa - Revenues decreased 93% to $7.5 million for 2004 compared to $100.0 million for 2003. The decrease in revenues was due to the existence of several large projects in 2003 as compared to only two small day-rate contracts in the 2004 period and the impact of an $10.8 million adverse ruling in 2004. Loss before income taxes decreased 14% to $22.7 million for 2004, including the effect of $2.5 million of impairment costs, compared to a loss before income taxes of $26.4 million for 2003. This was primarily a result of margins being favorable on the day-rate contracts in 2004 as compared to the lump-sum contracts in 2003. In the 2003 period, we experienced approximately a $10.0 million deterioration on a pipeline contract in West Africa due to a welding problem. Utilization of our major construction barges in this segment during 2004 decreased to 8% from 63% over the same period last year. Bidding activity was also down compared to last year.

Latin America - Revenues increased significantly to $239.0 million for 2004 from $19.0 million for 2003, due primarily to work performed on five large contracts in 2004. As a result, income before income taxes increased $43.1 million to $26.4 million for 2004 compared to a loss before income taxes of $16.7 million for 2003, which included a $5.6 million gain on the sale of two construction vessels. Partially offsetting these gains in 2004 were losses on two contracts of $3.0 million and a customs duty reserve of $1.8 million. The barges in this segment achieved 82% utilization in 2004 compared to 7% in the same period last year. Bidding activity was up over last year.

Asia Pacific - Revenues decreased $18.5 million to $76.7 million for 2004 compared to $95.2 million for 2003. Loss before income taxes increased $1.2 million to $2.0 million in 2004 compared to a loss before income taxes of $0.8 million for 2003. The decrease in revenues and increase in loss before income taxes was due primarily to decreased activity in the region. Utilization for our three major construction vessels was 38% compared to 56%  last year. Bidding activity was up compared to last year.

Middle East - For 2004, revenues decreased significantly to $29.6 million compared to $72.8 million for 2003 due primarily to the existence of one large contract, with a large amount of procurement content, in progress in the 2003 period. As a result, including the effect of the $1.3 million of disposal and impairment costs in 2004, income before income taxes decreased $8.1 million to a loss before income taxes of $5.7 million for 2004 compared to income before income taxes of $2.4 million for 2003. Utilization for our two major construction barges was 29% in 2004 compared to 33% in the same period last year. Bidding activity was down compared to the same period last year.

Global Divers and Marine Contractors Division:

Gulf of Mexico - Revenues increased 15% to $38.2 million (including $9.1 million of intersegment revenues) for 2004 from $33.3 million (including $10.6 million of intersegment revenues) for 2003. Income from continuing operations before income taxes increased by $3.5 million to $4.6 million for 2004 compared to income from continuing operations before income taxes of $1.1 million for 2003. The increase in revenues and income from continuing operations before income taxes was due primarily to increased activity from Hurricane Ivan damage repair work and improved pricing for our services.

West Africa - Revenues, all of which were intersegment revenues, decreased 93% to $0.6 million for 2004 from $8.6 million for 2003. Income from continuing operations before income taxes declined $2.0 million to a loss before tax of $0.1 million for 2004 compared to income from continuing operations before income taxes of $1.9 million for 2003. The decrease in revenue and income before tax was due primarily to decreased activity.

Latin America - Revenues increased to $13.9 million (all of which were intersegment revenues) for 2004 from $1.3 million (including $1.1 million of intersegment revenues) for 2003, due primarily to work performed on five large contracts in the 2004 period. Income from continuing operations before income taxes increased for 2004 to $3.6 million compared to a loss from continuing operations before income taxes of $0.3 million for 2003, as a result of the contracts performed in the 2004 period.

Middle East - For 2004, revenues increased 30% to $24.9 million (including $3.7 million of intersegment revenues) compared to $19.2 million (including $4.5 million of intersegment revenues) for 2003 due to increased activity in the region. As a result, income from continuing operations before income taxes increased to $4.1 million for 2004 compared to $3.0 million for 2003.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

	Year Ended December 31,
	2003	2002	Percentage Change
	(in millions)
Revenues	$459.0	$461.9	(1)%
Cost of operations	456.0	408.9	12
Gross profit	3.0	53.0	(94)
Losses on asset impairment	--	45.6	*
Provision for Vinci (Groupe GTM) litigation	33.5	--	*
Net gains on asset disposal	(5.7)	(1.3)	338
Selling, general and administrative
expenses	37.6	37.4	1
Operating loss	(62.4)	(28.7)	117
Other expense (income):
Interest expense	11.4	16.3	(30)
Other	(1.5)	(0.6)	150
	9.9	15.7	(37)
Loss from continuing operations before
income taxes	(72.3)	(44.4)	63
Income taxes (benefit)	(1.2)	(8.4)	(86)
Loss from continuing operations
net of taxes	(71.1)	(36.0)	98
Income from discontinued operations
net of taxes	2.8	6.6	(58)
Net loss	$(68.3)	$(29.4)	132

* Not meaningful

Revenues. The 1% decrease in revenues from 2002 to 2003 was primarily attributable to an 89% decrease in revenues in our OCD Latin America segment. The segment's activity decreased as compared to the same period last year. The decrease in revenues in our Latin America Offshore Construction Division was partially offset by increased revenues in our other Offshore Construction Divisions due primarily to increased utilization. Major construction barge utilization in our Offshore Construction Division was 37% in 2003 compared with 33% utilization in 2002. Activity in our Offshore Construction Division's Gulf of Mexico and Middle East segments increased dramatically but was partially offset by the significant decline in activity in Latin America. For a detailed discussion of revenues in each division and geographic area, see "Segment Information Overview."

Gross Profit. The 94% decrease in gross profit from 2002 to 2003 was attributable to decreased activity in our Latin America segments, which provided favorable contract margins in 2002, reduced productivity and increased costs on pipeline contracts in our Offshore Construction Division's West Africa segment (including the misappropriation of our funds by an indigenous import/export agent) and in our Offshore Construction Division's Gulf of Mexico segment (including a work stoppage by workers of a welding subcontractor). Productivity and efficiency decreases, with no offsetting decrease in costs or increase in revenues, resulted in reduced contract margins. As a percentage of revenues, gross profit declined to 1% in 2003 compared to 11% for 2002.

Operating Loss. The 117% increase in our operating loss from 2002 to 2003 was primarily attributable to the decline in gross profit described above and the recording of a provision of $33.5 million (pre-tax) related to the adverse ruling in the long-standing litigation with Vinci (Groupe GTM). (For additional information regarding the GTM litigation, see Note 6 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.) Gains on asset disposals increased $4.4 million due primarily to a $5.6 million pretax gain from the sale of two construction barges (the Sara Maria and Mohawk) in our Offshore Construction Division's Latin America segment in 2003. Selling, general and administrative expenses increased 1% from 2002 to 2003.

Depreciation and Amortization. Depreciation and amortization, including amortization of dry-docking costs, for 2003 decreased 9% to $47.2 million compared to the $52.1 million recorded in 2002. The decline was due primarily to the existence of a $0.9 million charge in 2002 relating to a charge for unamortized term loan origination fees due to the early repayment of our term loan facility and a decrease in the utilization of certain of our Offshore Construction Division's Gulf of Mexico segment pipelay/derrick barges that carry a high depreciable basis and are depreciated on a units of production basis.

Interest Expense. Interest expense decreased $4.9 million for 2003. The decrease is attributable to lower interest rates, lower average outstanding debt levels, and decreased bank loan origination fee expenses.

Other Expense (Income). Other expenses decreased $0.9 million primarily due to reduced exchange rate losses in 2003.

Net Loss From Continuing Operations Net of Taxes. The 98% increase in our net loss was the result of the factors described above that reduced our gross profit and operating income. Our effective tax rate is 2% in 2003 compared to 19% for 2002.  The decrease in the effective tax rate is due primarily to the following: 1) the reduction in earnings in certain foreign jurisdictions that are taxed on a deemed profits, percentage of revenue, basis; 2) net operating losses in certain foreign jurisdictions that have not been tax-benefited; and 3) a $4.3 million tax expense attributable to the establishment of a valuation allowance for a capital loss carry-forward previously anticipated to be utilized by 2004.

Net Income From Discontinued Operations Net of Taxes.  Income from discontinued operations, net of taxes of 35%, for 2003 was $2.8 million compared to income, net of taxes of 35%, of $6.6 million for 2002.

Segment Information Overview. Our reportable segments include two divisions, the OCD and the GDMC, with five and four reportable segments, respectively. The OCD includes all pipelay and derrick lifts worldwide as well as diving and marine services in our Asia Pacific region. Our GDMC includes all remaining diving and marine support services worldwide. Our GDMC Gulf of Mexico segment prior periods results have been restated to reflect the reclassification of the Liftboat Division as discontinued operations. We have identified nine reportable segments as required by SFAS 131.

Total revenues in our OCD decreased to $422.3 million in 2003 from $436.3 million in 2002 and the division's loss before taxes increased 13% from $38.7 million in 2002 to $43.7 million in 2003. This increase, including $35.7 million of disposal and impairment costs associated with the non-cash charge in 2002, was primarily due to the following:

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

Although total revenues from our GDMC declined $0.3 million to $62.4 million (including $24.8 million intersegment revenues) in 2003 from $62.7 million (including $34.5 million intersegment revenues) in 2002, this division's results increased substantially from a loss before taxes of $6.0 million in 2002 to income before taxes of $5.7 million in 2003.  Excluding the effects of the $9.9 million of disposal and impairment cost associated with the non-cash charge in 2002, income before taxes increased $1.8 million or 46% due to increased pricing.

The following discusses the results of operations for each of our reportable segments during 2003 and 2002. For additional information concerning the financial results of each segment, see Note 8 to the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Offshore Construction Division:

Gulf of Mexico - Revenues increased 50% to $135.2 million (including $0.9 million intersegment revenues) for 2003 from $90.3 million (including $2.6 million intersegment revenues) for 2002 due primarily to work performed on two large contracts, one of which had a large amount of procurement and subcontractor content. Loss before income taxes decreased by $21.1 million, or 91%, to a loss before income taxes of $2.2 million for 2003 from a loss before income taxes of $23.3 million for 2002. Excluding the effect of the $13.2 million of disposal and impairment costs associated with the non-cash charge in 2002, loss before taxes decreased $7.9 million due primarily to the increased activity and the transfer of two vessels to our Middle East OCD segment in 2003, partially offset by losses on one contract related to inclement weather conditions and reduced productivity on another project due to a work stoppage by some employees of our welding subcontractor.

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

Latin America - Revenues decreased 89% to $19.0 million for 2003 from $169.1 million for 2002 due primarily to decreased activity during 2003. Moreover, 2002 included two large projects. Income before taxes decreased $26.5 million to a loss before taxes of $16.7 million for 2003 compared to income before taxes of $9.8 million for 2002. Excluding the effect of the $1.4 million of disposal and impairment costs associated with the non-cash charge in 2002, income before taxes decreased $27.9 million to a loss as a result of decreased activity partially offset by the sale of two construction barges in the third quarter of 2003 that resulted in a gain of $5.6 million.

Asia Pacific- Revenues increased 4% to $95.2 million for 2003 compared to $91.9 million for 2002. Loss before taxes decreased $17.9 million to $0.8 million compared to a loss before taxes of $18.7 million for 2002. The increase in revenues is due primarily to increased activity. Excluding the effect of the $21.1 million of disposal and impairment cost associated with the non-cash charge in 2002, income before taxes decreased by $3.2 million due primarily to reduced productivity.

Middle East - Revenues increased significantly to $72.8 million for 2003 compared to $1.7 million for 2002 due primarily to one large project in 2003. Low net margins on this contract were due to reduced efficiencies in our operations and idle equipment costs. Income before taxes increased $3.7 million, or 285%, to $2.4 million for 2003 compared to a loss before taxes of $1.3 million for 2002.

Global Divers and Marine Contractors Division:

Gulf of Mexico - Revenues decreased 2% to $33.3 million (including $10.6 million of intersegment revenues) for 2003 from $34.1 million (including $17.5 million of intersegment revenues) for 2002 due to an increase in vessel utilization. Income before taxes increased by $6.9 million, or 119%, to $1.1 million for 2003 compared to a loss before taxes of $5.8 million for 2002. Excluding the effect of the $3.1 million of disposal and impairment cost associated with the non-cash charge in 2002, income before taxes increased $3.8 million or 141% in 2003 due to the increased vessel utilization.

West Africa - Due to increased activity, revenues, all of which were intersegment revenues, increased 115% to $8.6 million for 2003 from $4.0 million for the year ended December 31, 2002.  Income before taxes, however, increased only $0.1 million to $1.9 million for 2003 compared to income before taxes of $1.8 million for 2002. The increase in income before taxes was due primarily to the increased activity substantially offset by decreased productivity resulting in project margin deterioration.

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

Middle East - Revenues increased 100% to $19.2 million (including $4.5 million of intersegment revenues) for 2003 compared to $9.6 million for 2002 due to increased activity. Income before taxes increased to $3.0 million for 2003 compared to a loss before taxes of $8.9 million for 2002. Excluding the effects of the $6.8 million of disposal and impairment cost associated with the non-cash charge in 2002, income before taxes increased $5.1 million as a result of increased activity in 2003.

Liquidity and Capital Resources

Overview

The principal uses of cash in our business generally have been investment in our assets (particularly for the enhancement and acquisition of vessels) and funding working capital and losses from operations and repayment of debt. Cash to fund the needs of our business has been provided primarily by operations, debt financing, asset sales and equity issuances.

We expect activity levels to increase over the next twelve to twenty-four months. Our backlog increased to $262.0 million at the end of 2004 from $96.2 million at the end of 2003. As of the end of February 2005, we have been awarded over $125.0 million in projects since the end of 2004. The increase in activity will require working capital increases. We expect that our recently amended credit facility will provide adequate funding for this anticipated increase in working capital to the extent it occurs in advance of increases in our cash flows from operations. In addition, the judgment against us in the Groupe GTM (now Vinci) litigation may require a substantial cash payment pending our appeal of the judgment. Capital expenditures in 2005 are currently expected to be approximately $25.0 million.

During 2004, we sold one construction vessel and the Company's Lafayette, Louisiana office facility for approximately $22.5 million. In addition, we sold our Liftboat Division for $53.5 million. We used a portion of these proceeds to reduce our debt and for general corporate purposes. The remaining proceeds may, if appropriate, be strategically invested in appropriate high growth opportunities as they arise or used for general corporate purposes. During 2004 we paid down $10.0 million under the revolving credit facility and $28.5 million in Title XI bonds. As of February 28, 2005, we had cash and cash equivalents of over $117.2 million on hand.

Cash Flow

Our cash balance increased by $127.6 million to $143.2 million at December 31, 2004 from $15.6 million at December 31, 2003. During 2004, our continuing operations provided $78.4 million of cash compared to using cash of $10.4 million in 2003 primarily due to positive earnings as a result of increased gross profit from operations. Proceeds from the sale of assets of $23.6 million funded investing activities resulting in net cash used by investing activities of $0.4 million. Investing activities consisted principally of capital expenditures, dry-docking costs, and sales of assets. Proceeds from the sale of common stock of $50.6 million funded long-term debt repayments resulting in net cash provided by financing activity of $8.1 million.

Working capital increased by $114.9 million to $152.2 million at December 31, 2004 from $37.3 million at December 31, 2003. The increase in working capital is due to an increase in cash and accounts receivable partially offset by an increase in accounts payable. Working capital is anticipated to increase as activity increases. At December 31, 2004, our backlog was $262.0 million, as compared to a backlog of $96.2 million at December 31, 2003.  Approximately 100% of backlog is expected to be performed during 2005.

Our capital expenditures during the year ended December 31, 2004 totaled $4.5 million which was used primarily for vessel improvements. We estimate that the cost to complete capital expenditure projects in progress at December 31, 2004 will be approximately $2.4 million, all of which is expected to be incurred during the next twelve months. These projects are primarily related to vessel upgrades.

As of December 31, 2004, we had purchased 3.7 million shares of our common stock since the inception of our $30.0 million stock repurchase program at a total cost of $24.1 million. During 2004 and 2003, we did not repurchase any shares. During 2002, we repurchased an aggregate of 2.2 million shares of stock for a total of $9.1 million. Our credit facility described below limits stock repurchases.

Long-Term Debt

Long-Term debt outstanding at December 31, 2004 (including current maturities) includes $81.2 million of Title XI bonds and no amounts drawn against our bank credit facility.

On March 9, 2004, we entered into a $125.0 million revolving credit facility replacing the previous $100.0 million loan facility that would have matured in December 2004. On March 29, 2004, we exercised our option to increase our facility to $150.0 million. Under the terms of the facility the entire $150.0 million was available for the issuance of letters of credit and $110.0 million was available for direct cash advances. The facility matures on March 9, 2007. This revolving credit facility permits borrowings based on prime rate and London Interbank Offered Rate ("LIBOR"), in each case, plus a floating spread. The spreads could range from 1.50% to 3.00% and 2.50% to 4.00% for prime rate and LIBOR-based borrowings, respectively, based upon certain of our financial ratios. In addition, the credit facility allows for certain fixed rate interest options on amounts outstanding. Common stock of our subsidiaries, certain real estate, and the majority of our vessels collateralize the loans under the credit facility. This facility is subject to certain financial covenants. We must maintain minimum levels of net worth and earnings before interest, taxes, and depreciation/amortization, not exceed levels of debt and capital expenditures specified in the agreement, and comply with, among other things, an interest coverage ratio and a leverage ratio. These covenants may limit our capacity and financial flexibility. Unamortized credit facility fees of $0.5 million related to the termination of our previous credit facility were expensed in the first quarter of 2004. In consideration for this facility, we paid a $3.8 million fee.

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

On November 2, 2004, we were notified by the International Arbitration Tribunal of an adverse judgment regarding a legal dispute with one of our customers related to offshore pipeline work performed in West Africa in 2003. As a result of the arbitration judgment in the third quarter of 2004, we recorded a charge to earnings of $10.8 million including the write-off of a $1.6 million related accounts receivable. We paid the $9.2 million judgment to our customer in the fourth quarter of 2004. As a result of this adverse legal judgment the minimum earnings before interest, taxes and depreciation/amortization covenant and the leverage ratio covenant under our amended and restated credit facility were not met at the end of the third quarter of 2004 resulting in an event of default under our long-term credit arrangements. On November 8, 2004, our credit facility was amended to provide in the relevant definitions an add back of the amount of the adverse legal judgment for purposes of calculating the above referenced ratios. As a result, on November 8, 2004 we were in compliance with the covenants of our revolving and long-term credit arrangements. We paid a fee of approximately $0.2 million in connection with obtaining the amendment. At December 31, 2004, we were in compliance with our credit facility and all financial covenants.

On March 14, 2005, we amended and restated our credit facility. This amendment was entered into to improve operating flexibility and to take advantage of favorable market conditions. The amendment (i) decreased the credit facility to $75.0 million from $100.0 million, (ii) provided for an additional $50.0 million credit capacity option, if needed, upon receipt of additional loan commitments by our existing and/or additional lenders, (iii) reduced the requirements of the minimum net worth covenant for all future periods, (iv) changed the maximum leverage ratio to include Title XI bonds, (v) added a minimum fixed charge coverable ratio, (vi) eliminated all the remaining financial covenants, (vii) reduced the interest rate spread applicable to the Company's borrowings under the credit facility. The spreads can range from 0.75% to 1.75% and 1.75% to 2.75% for prime rate and LIBOR based borrowings, respectively, based upon certain of our financial ratios, (vii) reduced the number of participants in the syndication from seven to three, and (viii) extended the maturity of the credit facility to March 2008 from March 2007. A fee of $0.4 million was paid for this amendment. As of March 15, 2005, we had no borrowings, $24.0 million of letters of credit outstanding, and $51.0 million of credit availability under our revolving credit facility.

In 2004, we redeemed $28.3 million principal amount of our Title XI bonds, with a stated maturity date in 2020 and 2022 and a stated interest rate of 8.30% and 7.25%, collateralized by the Pioneer, two barges and two Liftboat Division vessels, respectively. We paid a redemption premium of $1.4 million related to these transactions. These bonds were redeemed early due to the financial viability of prepayment and excess cash reserves and the anticipated sale of our Liftboat Division. The Liftboat Division assets had to be sold unencumbered. (See Note 11 of the Notes of Consolidated Financial Statements for additional information).

Our outstanding Title XI bonds mature in 2025. The bonds carry an interest rate of 7.71% per annum and require aggregate semi-annual payments of $2.0 million, plus interest. The agreement pursuant to which the Title XI bonds were issued contains certain covenants, including the maintenance of minimum working capital and net worth requirements. If not met, additional covenants result that restrict our operations and our ability to pay cash dividends. At December 31, 2004, we were in compliance with these covenants.

Other Indebtedness and Obligations

We also have a $9.5 million short-term credit facility at one of our foreign locations which is secured by a letter of credit. Additionally, in the normal course of business, we provide guarantees and performance, bid, and payment bonds pursuant to agreements, or in connection with bidding to obtain such agreements to perform construction services. All of these guarantees are secured by parent company guarantees. The aggregate of these guarantees and bonds at December 31, 2004 was $78.8 million in surety bonds and $11.1 million in bank guarantees/letters of credit. The surety bonds and bank guarantees/letters of credit expire between January 2005 and January 2006 and between February and July 2005, respectively.

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

Minimum rental commitments under leases having an initial or remaining non-cancelable term in excess of one year for each of the five years following December 31, 2004 and in total thereafter follow (in thousands):

2005	$2,036
2006	1,028
2007	921
2008	920
2009	937
Thereafter	3,541
Total	$9,383

Off-Balance Sheet Arrangements

In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees/letters of credit and surety bonds, which totaled approximately $89.9 million at December 31, 2004. None of these off-balance sheet arrangements either has, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources.

Summary of Contractual Obligations
Payments due by period
(In thousands)
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-Term Debt Principal Only*	$81,180	$3,960	$7,920	$7,920	$61,380
Long-Term Debt Interest Only **	63,634	6,081	11,246	10,025	36,282
Operating Lease Obligations - Cancelable**	37,050	6,175	12,350	12,350	6,175
Operating Lease Obligations - Non Cancelable	9,383	2,036	1,949	1,857	3,541
Purchase Obligations	2,298	2,298	--	--	--
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	890	104	208	208	370
Total	$194,435	$20,654	$33,673	$32,360	$107,748

*For more information regarding our Long-term Debt Obligations, including interest payments, please read Note 3 to the "Notes of Consolidated Financial Statements" included elsewhere in this Annual Report.

** Represents the Titan 2 lease.

Liquidity Outlook

We expect funds available under our credit facility, available cash, and cash generated from operations to be sufficient to fund our operations (including the anticipated increase in working capital required to fund increasing activity), scheduled debt retirement, planned capital expenditures for the next twelve months, as well as required payments related to the Vinci (Groupe GTM) judgment. In addition, as we have in the recent past, we will also continue to evaluate the divesture of assets which are no longer critical to our operations in order to reduce our operating costs and debt levels.

Over the longer term we expect cash from operations, supplemented by equity financings and proceeds from long-term debt, to provide sufficient funds to operate and expand our business and maintain our fleet. For flexibility, we maintain a shelf registration statement that as of March 10, 2005 permits the issuance of up to $365.8 million of debt and equity securities. In addition, as we have historically done, we will continue to evaluate the merits of any opportunities that may arise for acquisitions of equipment or businesses, which may require additional liquidity.

Industry and Business Outlook

Activity increased in only four out of nine of our segments in 2004 as compared to 2003. Activity and pricing in our Gulf of Mexico segments increased in the fourth quarter of 2004 due primarily to Hurricane Ivan damage repair work. We expect these activity levels to remain constant through the third quarter of 2005. Activity in our West Africa segment is expected to remain low until late in the fourth quarter of 2005. Activity increased dramatically in our Latin America segment in 2004 due to five large projects in process. We expect activity levels in Latin America to remain constant in 2005. At December 31, 2004, our Latin America segment backlog expected to be worked off in 2005 is $205.0 million. Bidding activity remains strong in our Latin America segment.  Bidding activity has been increasing in our Asia Pacific segment and we expect activity levels there to increase in 2005. In February 2005, we were awarded a two-year $125.0 million contract in this segment. Based on our bid activity and other factors, we are expecting overall activity to improve in 2005 and coupled with our efforts to streamline operations, enhance project execution, and realign our business strategies, we expect continued positive earnings in 2005.

New Accounting Pronouncements

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

In May 2004, the FASB issued FASB Staff Position No. 106-2 ("FSP 106-2"), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 for employers that sponsor postretirement health care plans that provide prescription drug benefits. We adopted the provisions of FSP 106-2 in the third quarter of 2004 and it was determined to have no impact on our consolidated financial position or results of operation.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an Amendment of ARB No. 43, Chapter 4, which amends the guidance in ARB No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 requires that these items be recognized as current period charges. In addition, SFAS No. 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities.  SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently evaluating the provisions of SFAS No. 151 and will adopt SFAS No. 151 on January 1, 2006.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29, to address the measurement of exchanges of nonmonetary assets. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 is effective for nonmonetary exchanges occurring after June 30, 2005. We will adopt SFAS No. 153 on July 1, 2005.

In December 2004, the FASB revised SFAS No. 123, Share-Based Payment ("SFAS No. 123R"). SFAS No. 123R is a revision of SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period in which an employee is required to provide service in exchange for the award. SFAS No. 123R also requires a public entity to initially measure the cost of employee services rendered in exchange for an award of liability instruments at its current fair value. The fair value of that award is to be remeasured subsequently at each reporting date through the settlement date. Changes in the fair value during the required service period are to be recognized as compensation cost over that period. We are currently in the process of evaluating the impact of SFAS No. 123R on our consolidated financial statements. We will adopt SFAS No. 123R on July 1, 2005.

In December 2004, the FASB issued FASB Staff Position No. 109-1 ("FSP 109-1"), Application of FASB Statement No. 109, "Accounting for Income Taxes" ("SFAS No. 109") to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, which provides guidance on the recently enacted American Jobs Creation Act of 2004 (the "Act"). The Act provides a tax deduction for income from qualified domestic production activities. FSP 109-1 provides for the treatment of the deduction as a special deduction as described in SFAS No. 109. As such, the deduction will have no effect on existing deferred tax assets and liabilities. The impact of the deduction is to be reported in the period in which the deduction is claimed on our U.S. tax return. We do not expect that this deduction will have a material impact on our effective tax rate in future years. FSP 109-1 is effective prospectively as of January 1, 2005.

In December 2004, the FASB issued FASB Staff Position No. 109-2 ("FSP 109-2"), Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004, which provides guidance under SFAS No. 109 with respect to recording the potential impact of the repatriation provisions of the Act on a company's income tax expense and deferred tax liability. FSP 109-2 states that a company is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. We have not yet decided on whether, and to what extent, we might elect to repatriate foreign earnings under the provisions in the Act. Any such repatriation under the Act must occur by December 31, 2005. Accordingly, our consolidated financial statements do not reflect a provision for taxes related to this election. Our evaluation of the effect if the election is made is expected to be completed by the end of the second quarter of 2005.

Critical Accounting Policies and Estimates

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

Accounts Receivable

Our accounts receivables include both billed and unbilled receivables. These receivables often include claims and unapproved change orders. The claims and unapproved change orders included in accounts receivable and unbilled receivables, amounted to $21.1 million at December 31, 2004 and $40.6 million at December 31, 2003. Unbilled retainage at December 31, 2004 was $4.4 million and is expected to be billed in 2005. Unbilled retainage at December 31, 2003 was $7.8 million. We continually monitor our receivables for collectability and make the appropriate allowances when deemed necessary.

Property and Equipment

Long-lived assets held and used by us (primarily marine barges, vessels and related equipment) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We assess the recoverability of long-lived assets by determining whether the carrying values of an asset group can be recovered through projected net cash flows undiscounted and without interest charges, based on expected operating results over the remaining life of the asset group. The cash flow estimates are based on historical data adjusted for management estimates of future market performance that rely on existing market data, industry-wide trends, and expected vessel day-rates, utilization and margins.

Income Taxes

At December 31, 2004, we had an available net operating loss ("NOL") carryforward for regular U.S. Federal income tax and foreign jurisdiction purposes of approximately $54.7 million and $36.3 million, respectively, which, if not used, will expire between 2019 and 2022. We believe that it is more likely than not that all of the U.S. and Mexico NOL carryforwards will be utilized prior to their expiration. A valuation allowance has been set up for the remaining foreign NOL carryforwards as we do not believe that they will be utilized prior to their expiration.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the risk of changing interest rates and foreign currency exchange rate risks. In the normal course we may enter into an interest rate swap agreement to hedge rising interest rates and forward currency contracts to hedge exchange rate risk.

We have approximately $81.2 million fixed interest rate long-term debt outstanding with a weighted-average interest rate of approximately 7.7% and a market value of approximately $89.7 million on December 31, 2004. A general increase of 1.0% in overall market interest rates would result in a decline in market value of the debt to approximately $83.8 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our control environment is the foundation for our system of internal control.  Included in our system of internal control are written policies, an organizational structure providing division of responsibilities, the selection and training of qualified personnel and a program of financial and operations reviews by a professional staff of corporate auditors. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the underlying transactions, including the acquisition and disposition of assets; (ii) provide reasonable assurance that our assets are safeguarded and transactions are executed in accordance with management's and our directors' authorization and are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Our evaluation was based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation under the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was effective as of December 31, 2004 to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. The conclusion of our principal executive officer and principal financial officer is based on the recognition that there are inherent limitations in all systems of internal control. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ WILLIAM J. DORE'	/s/ TIMOTHY W. MICIOTTO
William J. Dore'	Timothy W. Miciotto
Chairman and Chief Executive Officer	Senior Vice President - Chief Financial Officer

Carlyss, Louisiana
March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Global Industries, Ltd.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Global Industries, Ltd. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officer, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated March 14, 2005 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

Houston, Texas
March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Global Industries, Ltd.

We have audited the accompanying consolidated balance sheets of Global Industries, Ltd. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity, comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Global Industries, Ltd. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

Houston, Texas
March 14, 2005

GLOBAL INDUSTRIES, LTD.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2004	2003
ASSETS
Current Assets:
Cash	$143,161	$15,628
Receivables - net of allowance of $ 9,456 for 2004 and $11,043 for 2003 (Note 1) Receivables	123,096	107,907
Unbilled work on uncompleted contracts	7,980	10,706
Prepaid expenses and other	23,068	19,088
Total current assets	297,305	153,329
Property and Equipment, net (Notes 2, 3 and 6)	343,919	380,089
Other Assets:
Assets of discontinued operations (Note 11)	--	24,231
Deferred charges, net (Note 1)	21,860	20,882
Goodwill, net (Note 1) .	37,388	37,655
Other	4,315	4,645
Total other assets	63,563	87,413
Total	$704,787	$620,831

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt (Note 3)	$3,960	$5,643
Accounts payable	80,635	53,648
Employee-related liabilities	7,890	7,748
Income tax payable (Note 4)	8,506	6,824
Accrued interest	2,915	3,494
Advance billings on uncompleted contracts	4,008	1,120
Vinci (Groupe GTM) litigation liability (Note 6)	33,500	33,500
Other accrued liabilities	3,689	4,031
Total current liabilities	145,103	116,008

Long-Term Debt (Note 3)	77,220	118,085
Deferred Income Taxes (Note 4)	30,846	9,277
Other Liabilities	890	390

Commitments and Contingencies (Note 6)	--	--

Shareholders' Equity (Note 7):
Common stock, issued, 112,523,158 and 101,282,097 shares, respectively	1,125	1,013
Additional paid-in capital	339,250	288,137
Accumulated other comprehensive loss	(8,978)	(8,978)
Retained earnings	119,331	96,899
Total shareholders' equity	450,728	377,071
Total	$704,787	$620,831

See notes to consolidated financial statements.

GLOBAL INDUSTRIES, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002

Revenues (Note 9)	$463,331	$459,029	$461,916

Cost of Operations	398,875	455,968	408,890

Gross Profit	64,456	3,061	53,026

Losses on Asset Impairment (Note 10)	7,173	--	45,597

Provision for GTM Litigation (Note 6)	--	33,500	--

Net gains on Asset Disposal (Note 12)	(18,246)	(5,674)	(1,270)
Selling, General and Administrative Expenses	37,923	37,648	37,376
Operating Income (Loss)	37,606	(62,413)	(28,677)
Other Expense (Income):
Interest expense	14,797	11,434	16,344
Other	1,647	(1,562)	(659)
	16,444	9,872	15,685
Income (Loss) From Continuing Operations Before
Income Taxes	21,162	(72,285)	(44,362)
Income Taxes (Benefit)	14,640	(1,159)	(8,385)
Income (Loss) From Continuing Operations, Net of
Taxes	6,522	(71,126)	(35,977)
Income From Discontinued Operations, Net of
Taxes (Note 11)	15,910	2,797	6,614
Net Income (Loss)	$22,432	$(68,329)	$(29,363)

Basic Earnings Per Common Share:
Earnings (Loss) From Continuing Operations	$0.06	$(0.71)	$(0.36)
Earnings From Discontinued Operations	$0.15	$0.03	$0.06
Basic Earnings (Loss) Per Share	$0.21	$(0.68)	$(0.30)

Diluted Earnings Per Common Share:
Earnings (Loss) From Continuing Operations	$0.06	$(0.71)	$(0.36)
Earnings From Discontinued Operations	$0.14	$0.03	$0.06
Diluted Earnings (Loss) Per Share	$0.20	$(0.68)	$(0.30)

See notes to consolidated financial statements.

GLOBAL INDUSTRIES, LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total

	Shares	Amount
Balance at Jan. 1, 2002	94,381,167	944	226,654	(15,012)	(10,413)	194,591	396,764
Net loss	--	--	--	--	--	(29,363)	(29,363)
Amortization of unearned
stock compensation	--	--	1,188	--	--	--	1,188
Restricted stock issues, net	--	--	(179)	--	--	--	(179)
Exercise of stock options	84,620	--	327	--	--	--	327
Tax effect of exercise of
stock options	--	--	4	--	--	--	4
Common stock issued	9,674,076	97	80,466	--	--	--	80,563
Reclassification of realized
loss on hedging activities	--	--	--	--	849	--	849
Common stock repurchased	--	--	--	(9,118)	--	--	(9,118)
Unrealized loss on
hedging activities	--	--	--	--	153	--	153
Balance at Dec. 31, 2002	104,139,863	$1,041	$308,460	$(24,130)	$(9,411)	$165,228	$441,188
Net loss	--	--	--	--	--	(68,329)	(68,329)
Amortization of unearned
stock compensation	--	--	974	--	--	--	974
Restricted stock issues, net	205,237	2	813	--	--	--	815
Exercise of stock options	377,495	4	1,109	--	--	--	1,113
Tax effect of exercise of
stock options	--	--	26	--	--	--	26
Common stock issued	237,395	3	848	--	--	--	851
Reclassification of realized
loss on hedging activities	--	--	--	--	433	--	433
Retirement of treasury stock	(3,677,893)	(37)	(24,093)	24,130	--	--	--
Balance at Dec. 31, 2003	101,282,097	$1,013	$288,137	$--	$(8,978)	$96,899	$377,071
Net income	--	--	--	--	--	22,432	22,432
Amortization of unearned
stock compensation	--	--	623	--	--	--	623
Restricted stock issues, net	1,187,403	12	388	--	--	--	400
Exercise of stock options	438,876	4	1,444	--	--	--	1,448
Tax effect of exercise of
stock options	--	--	263	--	--	--	263
Common stock issued	9,614,782	96	48,395	--	--	--	48,491
Balance at Dec. 31, 2004	112,523,158	$1,125	$339,250	$--	$(8,978)	$119,331	$450,728

See notes to consolidated financial statements.

GLOBAL INDUSTRIES, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2004	2003	2002
Cash Flows From Operating Activities:
Income (loss) from continuing operations	$6,522	$(71,126)	$(35,977)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	47,587	47,242	52,131
Provision for doubtful accounts	1,777	4,328	6,311
Gain on sale, disposal of property and equipment	(18,247)	(5,674)	(1,270)
Losses on asset impairment	7,173	--	45,597
Provision for Vinci (Groupe GTM) litigation	--	33,500	--
Deferred income taxes	21,569	(7,194)	(9,525)
Other	455	(4)	(233)
Changes in operating assets and liabilities:
Receivables	(14,240)	21,435	1,772
Receivables from unconsolidated affiliate	--	--	(366)
Prepaid expenses and other	(3,996)	6,843	(5,366)
Account payable, employee-related liabilities,
and other accrued liabilities	29,769	(39,724)	25,227
Net cash provided by (used in) continuing operations	78,369	(10,374)	78,301
Net cash (used in) provided by discontinued operations	(7,394)	9,917	10,272
Net cash provided by (used in) operating activities	70,975	(457)	88,573

Cash Flows From Investing Activities:
Proceeds from sale of assets	23,575	22,206	3,409
Decrease in escrowed funds, net	--	--	93
Additions to property and equipment	(4,481)	(15,557)	(23,920)
Additions to deferred charges	(19,496)	(13,450)	(13,030)
Other	--	--	554
Net cash (used in) provided by continuing operations	(402)	(6,801)	(32,894)
Net cash provided by (used in) discontinued operations	48,888	(5,360)	(2,948)
Net cash provided by (used in) investing activities	48,486	(12,161)	(35,842)

Cash Flows from Financing Activities:
Repayment of long-term debt	(191,549)	(95,737)	(249,094)
Proceeds from long-term debt	149,000	93,000	141,400
Proceeds from sale of common stock, net	50,621	2,779	80,745
Repurchase of common stock	--	--	(9,118)
Net cash provided by (used in) financing activities	8,072	42	(36,067)

Cash:
Increase (decrease)	127,533	(12,576)	16,664
Beginning of period	15,628	28,204	11,54
End of period	$143,161	$15,628	$28,204

See notes to consolidated financial statements.

GLOBAL INDUSTRIES, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
	Year Ended December 31,
	2004	2003	2002

Net income (loss)	$ 22,432	$ (68,329)	$ (29,363)
Other comprehensive (loss) income:
Reclassification of realized loss on hedging activities	--	433	849
Unrealized gain on hedging activities	--	--	153
Comprehensive income (loss)	$ 22,432	$ (67,896)	$ (28,361)

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

Accounts Receivable - Trade and other receivables are stated at net realizable value and the allowance for uncollectible accounts was $9.5 million and $11.0 million at December 31, 2004 and 2003, respectively. Certain receivables represent amounts that have not yet been billed to the customer pursuant to contractually specified milestone billing requirements. At December 31, 2004 and 2003, our accounts receivable included unbilled receivables of $27.1 million and $22.8 million, respectively. We include claims and unapproved change orders to the extent of costs incurred in contract revenues when (1) the contract or other evidence provides a legal basis for the claim, (2) additional costs are not the result of deficiencies in our performance, (3) costs are identifiable, and (4) evidence supporting the claim is objective and verifiable. The basis for our recorded unapproved change orders and claims was formed after we engaged in an extensive contract review, a review of the supporting evidence and, generally, obtained a legal opinion from either internal or external legal counsel. Additionally, we believe that we have objective, verifiable evidence to support these claims. That evidence consists of explicit contractual terms and/or written legal opinions. The claims and unapproved change orders, included in accounts receivable and unbilled receivables, amounted to $21.1 million at December 31, 2004 and $40.6 million at December 31, 2003. Unbilled retainage at December 31, 2004 was $4.4 million and is expected to be billed and collected in 2005. Unbilled retainage at December 31, 2003 was $7.8 million.

        Costs and Estimated Earnings on Uncompleted Contracts:

	December 31,	December 31,
	2004	2003
	( In thousands)
Costs incurred on uncompleted contracts	$172,333	$18,929
Estimated (losses) earnings	19,200	(1,933)
	191,533	16,996
Less: Billings to date	187,561	7,410
	$3,972	$9,586
Included in accompanying balance sheets under the
Following captions:
Unbilled work on uncompleted contracts	7,980	10,706
Advance billings on uncompleted contracts	(4,008)	(1,120)
	$3,972	$9,586

Assets Held for Sale - In 2003, we classified certain of our fixed assets as Assets Held for Sale. We account for these assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", which requires that (1) management commit to a plan to sell the assets, (2) the assets are available for immediate sale, (3) an active program to locate a buyer to complete the plan to sell has been initiated, (4) the sale of the asset is probable and is expected to be completed within one year, (5) the assets are being actively marketed for sale at a reasonable price, and (6) it is unlikely that significant changes to the plan to sell will be made.

Property and Equipment - Property and equipment are stated at cost. Expenditures for property and equipment and items that substantially increase the useful lives of existing assets are capitalized at cost and depreciated. Routine expenditures for repairs and maintenance are expensed as incurred. Except for construction barges that are depreciated on the units-of-production (UOP) method over estimated barge operating days, depreciation is provided utilizing the straight-line method over the estimated useful lives of the assets. The UOP method is based on vessel utilization days and more closely correlates depreciation expense to vessel revenue. In addition, the UOP method provides for a minimum depreciation floor in periods with nominal vessel use. Amortization of leasehold improvements is provided utilizing the straight-line method over the estimated useful lives of the assets or over the lives of the leases, whichever is shorter. Leasehold improvements relating to leases from our principal shareholder are amortized over their expected useful lives (and beyond the term of lease) because it is expected that the leases will be renewed.

The periods used in determining straight-line depreciation and amortization follow:

Marine barges, vessels and related equipment	5	-	25 years
Machinery and equipment	5	-	18 years
Transportation equipment	3	-	10 years
Furniture and fixtures	2	-	12 years
Buildings and leasehold improvements	3	-	40 years

Depreciation expense of property and equipment approximated $32.5 million, $34.8 million, and $38.2 million for the years ended 2004, 2003 and 2002, respectively.

Interest Capitalization - Interest costs for the construction of certain long-term assets are capitalized and amortized over the related assets' estimated useful lives. For the years ended 2004, 2003 and 2002, no interest was capitalized.

Deferred Charges - Deferred charges consist principally of dry-docking costs which are capitalized at cost and amortized on the straight-line method, ranging between thirty and sixty months, through the date of the next scheduled dry-docking. Amortization expense approximated $15.1 million, $12.4 million, and $13.9 million for the years ended 2004, 2003, and 2002, respectively. Accumulated amortization at December 31, 2004 and 2003 was $26.8 million and $23.4 million, respectively.

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

The carrying amounts of goodwill as of December 31, 2004 and December 31, 2003, were approximately $37.5 million and are primarily attributable to our Latin America segment.

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

Long-lived assets held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We assess the recoverability of long-lived assets by determining whether the carrying values can be recovered through projected cash flows and operating results over their remaining lives. Any impairment of the asset is recognized when it is probable that such future undiscounted cash flows will be less than the carrying value of the asset. (See Note 10 for impairment provisions recorded)

Contracts in Progress and Revenue Recognition - Revenues from construction contracts, are generally recognized on the percentage-of-completion method, measured by relating the actual cost of work performed to date to the current estimated total cost (the cost-to-cost method) of the respective contract. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect vessel costs (including depreciation and amortization), labor, supplies, and repairs. During the early stages of a contract, certain costs may be excluded from the cost-to-cost method of measuring progress, such as significant costs for materials and major third party subcontractors, if it appears that such an exclusion would result in a more meaningful measurement of actual contract progress and resulting periodic allocation of income. Provisions for estimated losses, if any, on uncompleted contracts are made in the period in which such losses are determined. Selling, general and administrative costs are charged to expense as incurred. We also provide services on a day rate basis to many of our customers in both our Offshore Construction Division and our Global Divers and Marine Contractors Division. Revenue for services is recognized as the services are rendered and when collectability is reasonably assured.

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

Pro forma Disclosure - In accordance with APB 25, compensation cost has been recorded in our financial statements based on the intrinsic value (i.e., the excess of the market price of stock to be issued over the exercise price) of restricted stock awards and shares subject to options. Additionally, under APB 25, our employee stock purchase plan is considered noncompensatory and, accordingly, no compensation cost has been recognized in the financial statements. Had compensation cost for our grants under stock-based compensation arrangements for the years ended 2004, 2003 and 2002 been determined consistent with SFAS 123, our net income (loss) from continuing operations and net income (loss) per share from continuing operations amounts for the respective periods would approximate the following pro forma amounts (in thousands, except per share data):

	Year Ended December 31, 2004
	Reported	Recognized Stock Compensation Expense	FAS 123 Stock Compensation Expense	Pro forma

Net income (loss)	$6,522	$22	$(4,911)	$1,633
Net income (loss) per share
Basic	$0.06	$0.00	$(0.05)	$0.01
Diluted	$0.06	$0.00	$(0.05)	$0.01

	Year Ended December 31, 2003
	Reported	Recognized Stock Compensation Expense	FAS 123 Stock Compensation Expense	Pro forma

Net (loss) income	$(71,126)	$34	$(3,565)	$(74,657)
Net loss per share
Basic	$(0.71)	$0.00	$(0.04)	$(0.75)
Diluted	$(0.71)	$0.00	$(0.04)	$(0.75)

	Year Ended December 31, 2002
	Reported	Recognized Stock Compensation Expense	FAS 123 Stock Compensation Expense	Pro forma

Net (loss) income	$(35,977)	$34	$(6,450)	$(42,393)
Net income loss per share
Basic	$(0.36)	$0.00	$(0.06)	$(0.42)
Diluted	$(0.36)	$0.00	$(0.06)	$(0.42)

The weighted-average fair value of options granted during the year ended December 31, 2004 was $5.02. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 50.15%, (iii) risk-free interest rate of 2.74%, and (iv) expected life of 5.4 years.

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

Derivatives and Financial Instruments - We periodically enter into interest rate swaps to manage our exposure to fluctuations in interest rates. We do not use derivative financial instruments for trading purposes. We have formally documented the relationship between our interest rate derivatives and our outstanding long-term debt, as well as the risk management strategy for the use of the hedging instrument. Under SFAS No. 133, derivatives are recognized on the consolidated balance sheet at fair value and cash flows from derivative instruments are presented in net cash flow from operating activities. We classify our interest rate swaps as cash flow hedge transactions in which we are hedging the variability of cash flows related to our variable-priced long-term debt, and in accordance with SFAS No. 133, changes in the fair value of our interest rate swaps are reported in Comprehensive Income (Loss). The ineffective portion of the change in fair value of the interest rate swap, if any, is recognized in current period earnings. The gains and losses on the interest rate swaps that are reported in Comprehensive Income (Loss) are reclassified as earnings in the period in which earnings are impacted by the variability of the cash flows of the hedged item.

The carrying value of our financial instruments, including cash, escrowed funds, receivables, advances to unconsolidated affiliate, accounts payable, and certain accrued liabilities approximate fair market value due to their short-term nature. The fair value of our long-term debt at December 31, 2004 and 2003 based upon available market information approximated $89.7 million and $131.7 million, respectively.

Concentration of Credit Risk - Our customers are primarily national oil companies, major oil companies, independent oil and gas producers, and transportation companies operating in selected international areas and in the Gulf of Mexico. We perform ongoing credit evaluations of our customers and require posting of collateral when deemed appropriate. We provide allowances for possible credit losses when necessary.

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

In May 2004, the FASB issued FASB Staff Position No. 106-2 ("FSP 106-2"), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 for employers that sponsor postretirement health care plans that provide prescription drug benefits. We adopted the provisions of FSP 106-2 in the third quarter of 2004 and it was determined to have no impact on our consolidated financial position or results of operation.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an Amendment of ARB No. 43, Chapter 4, which amends the guidance in ARB No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 requires that these items be recognized as current period charges. In addition, SFAS No. 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently evaluating the provisions of SFAS No. 151 and will adopt SFAS No. 151 on January 1, 2006.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29, to address the measurement of exchanges of nonmonetary assets. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring after June 30, 2005. We will adopt SFAS No. 153 on July 1, 2005.

In December 2004, the FASB revised SFAS No. 123, Share-Based Payment ("SFAS No. 123R"). SFAS No. 123R is a revision of SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period in which an employee is required to provide service in exchange for the award. SFAS No. 123R also requires a public entity to initially measure the cost of employee services rendered in exchange for an award of liability instruments at its current fair value. The fair value of that award is to be remeasured subsequently at each reporting date through the settlement date. Changes in the fair value during the required service period are to be recognized as compensation cost over that period. We are currently in the process of evaluating the impact of SFAS No. 123R on our consolidated financial statements. We will adopt SFAS No. 123R on July 1, 2005.

In December 2004, the FASB issued FASB Staff Position No. 109-1 ("FSP 109-1"), Application of FASB Statement No. 109, "Accounting for Income Taxes" ("SFAS No. 109") to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, which provides guidance on the recently enacted American Jobs Creation Act of 2004 (the "Act"). The Act provides a tax deduction for income from qualified domestic production activities. FSP 109-1 provides for the treatment of the deduction as a special deduction as described in SFAS No. 109. As such, the deduction will have no effect on existing deferred tax assets and liabilities. The impact of the deduction is to be reported in the period in which the deduction is claimed on our U.S. tax return. We do not expect that this deduction will have a material impact on our effective tax rate in future years. FSP 109-1 is effective prospectively as of January 1, 2005.

In December 2004, the FASB issued FASB Staff Position No. 109-2 ("FSP 109-2"), Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004, which provides guidance under SFAS No. 109 with respect to recording the potential impact of the repatriation provisions of the Act on a company's income tax expense and deferred tax liability. FSP 109-2 states that a company is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. We have not yet decided on whether, and to what extent, we might elect to repatriate foreign earnings under the provisions in the Act. Any such repatriation under the Act must occur by December 31, 2005. Accordingly, our consolidated financial statements do not reflect a provision for taxes related to this election. Our evaluation of the effect if the election is made is expected to be completed by the end of the second quarter of 2005.

2. Property and Equipment

Property and equipment at December 31, 2004 and 2003 is summarized as follows:

	December 31,
	2004	2003
	(In thousands)
Marine barges, vessels, and related equipment	$450,417	$461,729
Machinery and equipment	65,732	64,667
Transportation equipment	3,749	3,904
Furniture and fixtures	10,522	8,859
Buildings and leasehold improvements	45,360	50,539
Land	6,930	6,930
Construction in progress	1,609	4,378
	584,319	601,006
Less accumulated depreciation and amortization	(240,400)	(220,917)
Property and equipment - net	$343,919	$380,089

3. Financing Arrangements

Long-Term debt at December 31, 2004 and 2003 consisted of the following:
	December 31,
	2004	2003
	(In thousands)

United States Government Guaranteed Ship Financing Bonds, 2000 Series dated February 15, 2000, payable in semi-annual principal installments of $1,980,000 with a final installment of $1,980,000 plus interest at 7.71%, maturing February 15, 2025, collateralized by the Hercules vessel and related equipment with a net book value of $96.5 million at December 31, 2004

	$ 81,180	$ 85,140
United States Government Guaranteed Ship Financing Bonds, 1994 Series dated September 27, 1994, payable in semi-annual principal installments of $418,000 with a final installment of $370,000 plus interest at 8.30%, maturing July 15, 2020, collateralized by the Pioneer vessel and related equipment with a net book value of $32.9 million at December 31, 2004	--	13,746
United States Government Guaranteed Ship Financing Bonds, 1996 Series dated August 15, 1996, payable in 49 semi-annual principal installments of $407,000 with a final installment of $385,000 plus interest at 7.25%, maturing July 15, 2022, collateralized by escrow funds and four vessels related equipment with a net book value of $18.6 million at December 31, 2003	--	14,712
Revolving line of credit with a syndicate of commercial banks, interest payable at variable rates	--	10,000
Other obligations	--	130
Total long-term debt	81,180	123,728
Less current maturities	3,960	5,643
Long-term debt, less current maturities	$ 77,220	$ 118,085

Annual maturities of long-term debt for each of the five years following December 31, 2004 and in total thereafter follow (in thousands).

2005	$ 3,960
2006	3,960
2007	3,960
2008	3,960
2009	3,960
Thereafter	61,380
Total	$ 81,180

In accordance with the United States Government Guaranteed Ship Financing Bond (Title XI) agreements, we are required to comply with certain covenants, including the maintenance of minimum working capital and net worth requirements, which if not met, result in additional covenants including restrictions on the payment of dividends.

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

On November 2, 2004, we were notified by the International Arbitration Tribunal of an adverse judgment regarding a legal dispute with one of our customers related to offshore pipeline work performed in West Africa in 2003. As a result of the arbitration judgment, we paid $9.2 million to our customer and wrote-off a $1.6 million related accounts receivable. As a result of this adverse legal judgment the minimum earnings before interest, taxes and depreciation/amortization covenant and the leverage ratio covenant under our amended and restated credit facility were not met at the end of the third quarter of 2004 resulting in an event of default under our long-term credit arrangements. On November 8, 2004, our credit facility was amended to provide in the relevant definitions an add back of the amount of the adverse legal judgment for purposes of calculating the above referenced ratios. As a result, on November 8, 2004 we were in compliance with the covenants of our revolving and long-term credit arrangements. We paid a fee of approximately $0.2 million in connection with obtaining the amendment. At December 31, 2004, we were in compliance with our credit facility and all financial covenants.

On March 14, 2005, we amended and restated our credit facility. This amendment was entered into to improve operating flexibility and to take advantage of favorable market conditions. The amendment (i) decreased the credit facility to $75.0 million from $100.0 million, (ii) provided for an additional $50.0 million credit capacity option, if needed, upon receipt of additional loan commitments by our existing and/or additional  lenders, (iii) reduced the requirements of  the minimum net worth covenant for all future periods, (iv) changed the maximum leverage ratio to include Title XI bonds, (v) added a minimum fixed charge coverable ratio, (vi) eliminated all the remaining financial covenants, (vii) reduced the interest rate spread applicable to the Company's borrowings under the credit facility. The spreads can range from 0.75% to 1.75% and 1.75% to 2.75% for prime rate and LIBOR based borrowings, respectively, based upon certain of our financial ratios, (vii) reduced the number of participants in the syndication from seven to three, and (viii) extended the maturity of the credit facility to March 2008 from March 2007. A fee of $0.4 million was paid for this amendment. As of March 15, 2005, we had no borrowings, $24.0 million of letters of credit outstanding and $51.0 million of credit availability under our revolving credit facility.

In 2004, we redeemed $28.3 million principal amount of our Title XI bonds, with a stated maturity dates in 2020 and 2022 and a stated interest rate of 8.30% and 7.25%, collateralized by the Pioneer, two barges and two Liftboat Division vessels, respectively. We paid a redemption premium of $1.4 million related to these transactions. These bonds were redeemed early due to the financial viability of prepayment and excess cash reserves and the anticipated closure of our liftboat division sales. Liftboat division assets had to be sold unencumbered. (See Note 11 of the Notes of Consolidated Financial Statements for additional information).

Our Title XI bond matures in 2025. The bond carries an interest rate of 7.71% per annum and requires aggregate semi-annual payments of $2.0 million, plus interest. The agreement pursuant to which the Title XI bond was issued contains certain covenants, including the maintenance of minimum working capital and net worth requirements. If not met, additional covenants result that restrict our operations and our ability to pay cash dividends. At December 31, 2004, we were in compliance with these covenants.

Other Indebtedness and Obligations

We also have a $9.5 million short-term credit facility at one of our foreign locations which is secured by a letter of credit. Additionally, in the normal course of business, we provide guarantees and performance, bid, and payment bonds pursuant to agreements, or in connection with bidding to obtain such agreements to perform construction services. All of these guarantees are secured by parent company guarantees. The aggregate of these guarantees and bonds at December 31, 2004 was $78.8 million in surety bonds and $11.1 million in bank guarantees/letters of credit. The surety bonds and bank guarantees/letters of credit expire between January 2005 and January 2006 and between February and July 2005, respectively.

4. Income Taxes

We have provided for income tax expense (benefit) on income (loss) from continuing operations as follows:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
U.S. Federal and State:
Current	$46	$6	$7
Deferred	1,307	(1,556)	(4,854)
Foreign:
Current	6,187	7,534	4,694
Deferred	7,100	(7,143)	(8,232)
Total	$14,640	$(1,159)	$(8,385)

State income taxes included above are not significant for any of the periods presented.

Income (loss) from continuing operations before income taxes consisted of the following:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
United States	$15,678	$(23,896)	$(15,407)
Foreign	5,484	(48,389)	(28,955)
Total	$21,162	$(72,285)	$(44,362)

The provision (benefit) for income taxes from continuing operations varies from the U.S. Federal statutory income tax rate due to the following:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Taxes at U.S. Federal statutory rate of 35%	$7,407	$(25,300)	$(15,527)
Foreign tax credit	(594)	--	(372)
Permanent book to tax differences:
Exchange inflationary gains on foreign tax filings	1,885	385	305
Disallowed corporate expenses on foreign returns	600	--	--
Interest income on affiliate balances	665	--	--
Other permanent differences	(129)	289	550
Foreign income taxes at different rates	7,724	10,344	6,596
Foreign net operating loss carryforward valuation allowance	1,753	2,786	--
Foreign tax credit valuation allowance	--	3,004	--
Capital loss carryforward valuation allowance (reversal)	(4,337)	4,337	--
Net operating loss carryforward valuation allowance	--	2,999	--
Other	(334)	(3)	63
Total	$14,640	$(1,159)	$(8,385)

At December 31, 2004, we had an available net operating loss ("NOL") carryforward for regular U.S. Federal income tax and foreign jurisdiction purposes of approximately $54.7 million and $36.3 million, respectively, which, if not used, will expire between 2019 and 2022. We believe that it is more likely than not that all of the U.S. and Mexico NOL carryforwards will be utilized prior to their expiration. A valuation allowance has been set up for the remaining foreign NOL carryforwards as currently we do not believe that they will be utilized prior to their expiration.

In 2003, we established a $4.3 million valuation allowance for a capital loss carryforward that was not expected to be utilized. In 2004, this valuation allowance was reversed due to a capital gain on the sale of the, Arapaho, (see Note 12. Asset Sales) which allowed the utilization of the loss carryforward.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising our net deferred tax balance as of December 31, 2004 and 2003 are as follows:

	December 31,
	2004	2003
	(In thousands)
Deferred Tax Liabilities:
Excess book over tax basis of
property and equipment	$61,012	$57,799
Deferred charges	6,908	3,750

Deferred Tax Assets:
GTM litigation accrual (not currently deductible)	(12,458)	(12,498)
Net operating loss carryforward	(29,126)	(39,421)
Foreign tax credit carryforward	(3,598)	(2,239)
Capital loss carryforward	--	(4,337)
Valuation allowance	8,113	7,942
Other	(5)	(353)
Net deferred tax liability	$30,846	$9,277

Our tax filings are subjected to audit by the tax authorities in most jurisdictions where we conduct business.  These audits may result in assessment of additional taxes that are resolved with the authorities or potentially through the courts.  We believe that these assessments may occasionally be based on erroneous and even arbitrary interpretations of local tax law. Resolution of these situations inevitably includes some degree of uncertainty; accordingly, we provide taxes in accordance with Statement of Financial Accounting Standards No. 5 "Accounting for Contingencies", only for the amounts we believe will ultimately result from these proceedings.  We believe the $0.9 million provided for potential assessments as part of Current Taxes Payable does not have a significant impact on our liquidity.  Our experience has been that the estimates and assumptions we have used to provide for future tax assessments have proven to be appropriate.  However, past experience is only a guide, and the potential exists, however limited that the tax resulting from the resolution of current and potential future tax controversies may differ materially from the amount accrued.

5. Employee Benefits

We sponsor a defined contribution profit sharing and 401(k) retirement plan that covers all employees who meet certain eligibility requirements. Company contributions to the profit-sharing plan are made at the discretion of the Board of Directors and may not exceed 15% of the annual compensation of each participant. No contributions to the profit-sharing portion of the plan were made for the years ended 2004, 2003 or 2002.

Under the 401(k) section of the retirement plan, our matching contributions equal 100% of the first $1,000 of each participating employee's contribution to the plan. Matching expense for the 401(k) plan during the years ended 2004, 2003 and 2002 was $0.5 million, and $0.5 million, and $0.6 million, respectively.

We have an incentive compensation plan, which rewards employees when our financial results meet or exceed budgets. For the years ended 2004, 2003 and 2002, we recorded no incentive compensation expense under this plan.

6. Commitments and Contingencies

Leases - We lease real property and equipment in the normal course of business under varying operating leases, including a lease with our Chief Executive Officer (Rental expense under this lease was $47,000 per year for 2004, 2003 and 2002. The lease was cancelled on December 31, 2004). Rent expense for the years ended 2004, 2003 and 2002 was $9.8 million, $9.4 million and $8.3 million, respectively. The lease agreements, which include both non-cancelable and month-to-month terms, generally provide for fixed monthly rentals and, for certain of the real estate leases, renewal options.

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

Minimum rental commitments under leases having an initial or remaining non-cancelable term in excess of one year for each of the five years following December 31, 2004 and in total thereafter follow (in thousands):

2005	$2,036
2006	1,028
2007	921
2008	920
2009	937
Thereafter	3,541
Total	$9,383

Legal Proceedings - We are a party in legal proceedings and potential claims arising in the ordinary course of our business. Management does not believe these matters will materially affect our consolidated financial statements.

In November of 1999, we notified Groupe GTM (now Vinci), that as a result of material adverse changes and other breaches by Vinci, we were no longer bound by and was terminating the Share Purchase Agreement to purchase the shares of ETPM S.A. Vinci responded stating that they believed we were in breach. The Share Purchase Agreement provided for liquidated damages of $25.0 million to be paid by a party that failed to consummate the transaction under certain circumstances. We have notified Vinci that we do not believe that the liquidated damages provision is applicable to our termination of the Share Purchase Agreement. On December 23, 1999, Global filed suit against Vinci in Tribunal de Commerce de Paris to recover damages. On June 21, 2000, Vinci filed an answer and counterclaim against Global seeking the liquidated damages of $25.0 million and other damages, costs and expenses of approximately $3.2 million based at current exchange rates. In November 2003, the Paris Commercial Court ruled in favor of Vinci in the matter and awarded Vinci $25.0 million plus approximately $8.5 million in interest, exchange rate differential and legal fees. As a result, we recorded a $33.5 million (pre-tax) provision in the fourth quarter of 2003. We are currently appealing this verdict in the Cour d'appel de Paris. Although the provision for the judgement had a significant impact on our reported results for 2003, we do not believe that the ultimate outcome of this matter will have a material adverse effect on our future results of operations or financial position..

On March 19, 2004, Marathon E.G. Production Limited filed an arbitration with the American Arbitration Association against Global Offshore International, Ltd. seeking liquidated damages of approximately $12.0 million and a declaration that the pricing and schedule adjustments claimed by Global are disallowed. Global has claimed standby and extra work and schedule extensions, which would eliminate the liquidated damages claimed. Arbitration hearings are scheduled for the third and fourth quarters of 2005. We do not believe that the ultimate outcome of this matter will have a material adverse effect on our future results of operations or financial position.

On November 2, 2004, we were notified by the International Arbitration Tribunal of an adverse judgment regarding a legal dispute with one of our customers related to offshore pipeline work performed in West Africa in 2003. As a result of the arbitration judgment, in the third quarter of 2004, we recorded a charge to earnings of $10.8 million (a $10.8 million reduction in revenue in the third quarter of 2004 in our West Africa OCD segment) including the write-off of a $1.6 million related accounts receivable. We repaid the $9.2 million judgment to our customer in the fourth quarter of 2004.

Construction and Purchases in Progress - We estimate that the cost to complete capital expenditure projects in progress at December 31, 2004 approximates $2.4 million.

Guarantees - In the normal course of our business activities, we provide guarantees and performance, bid, and payment bonds pursuant to agreements or obtaining such agreements to perform construction services. The majority of these bonds expire in 2005. All of these financial instruments are secured by parent guarantees. The aggregate of these guarantees and bonds at December 31, 2004 was $78.8 million and expire between January 2005 and January 2006.

Letters of Credit - In the normal course of our business activities, we are required to provide letters of credit to secure the performance and/or payment of obligations, including the payment of worker's compensation obligations. Outstanding letters of credit at December 31, 2004 approximated $11.1 million and expire between February and July 2005.

7. Shareholders' Equity

Authorized Stock - We have authorized 30,000,000 shares of $0.01 par value preferred stock and 150,000,000 shares of $0.01 par value common stock.

Treasury Stock - During August 1998, the Board of Directors authorized the expenditure of up to $30.0 million to purchase shares of our outstanding common stock. Subject to market conditions, the purchases may be affected from time to time through solicited or unsolicited transactions in the market or in privately negotiated transactions. No limit was placed on the duration of the purchase program. Subject to applicable securities laws, management will make purchases based upon market conditions and other factors. As of December 31, 2004, we had purchased 3,654,500 shares since the authorization at a total cost of $24.1 million. In 2004 and 2003, zero shares were purchased. Under our previous credit facility, stock purchases are limited to $12.0 million, of which $9.1 million has been used at December 31, 2004. Under our new $75.0 million revolving credit facility, stock purchases are limited to $20.0 million per year with a cumulative maximum of $50.0 million over the term of the agreement. On June 13, 2003, we retired all shares held in treasury.

Restricted Stock Awards and Stock Option Plans - During 2004, we had two stock-based compensation plans that provide for the granting of restricted stock, stock options, or a combination of both to officers and employees. Unearned stock compensation cost for restricted stock awards and stock options is measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock and is included in the accompanying financial statements as a charge against Additional Paid-in Capital. The unearned stock compensation is amortized over the vesting period of the awards and amortized compensation amounted to approximately $0.7 million, $1.0 million and $1.1 million for the years ended 2004, 2003 and 2002, respectively. The balance of Unearned Stock Compensation to be amortized in future periods was $7.3 million and $1.2 million at December 31, 2004 and 2003, respectively.

Our 1992 Restricted Stock Plan provides for awards of shares of restricted stock to employees approved by a committee of the Board of Directors. Under the plan, 712,000 shares of common stock have been reserved for issuance, of which 147,111 were available for grant at December 31, 2004. Forfeiture restrictions on shares granted under the plan lapse 33-1/3% on the third, fourth, and fifth anniversary date of grant. During the years ended 2004, 2003 and 2002, no awards were made under the plan. During the year ended December 31, 2004, restrictions on zero shares expired. On December 31, 2004, no shares remained subject to forfeiture.

Our 1998 Equity Incentive Plan permits the granting of both stock options and restricted stock awards to employees approved by a committee of the Board of Directors. The plan also authorizes the Chief Executive Officer to grant stock options and restricted stock awards to non-officer employees. The maximum number of shares of common stock that may be granted as options or as restricted stock to any one individual during any calendar year is 10% of the number of shares authorized under the 1998 Plan, and repricing of outstanding options is prohibited without the approval of our shareholders. As of December 31, 2004, 7,500,000 shares of common stock have been reserved for issuance under the plan, of which 567,900 were available for grant. Forfeiture restrictions on restricted shares granted under the plan  in 2003 and 2002 lapse 33-1/3% on the third, fourth and fifth anniversary date of the grant. During the years ended 2003 and 2002, we issued 11,500, and 20,000 restricted stock awards, respectively, with a weighted average fair value at the time of issue of $4.659 per share, and $7.159 per share, respectively. Forfeiture restrictions on restricted shares granted under the plan in 2004 lapse on the third anniversary date of the grant. During the year ended 2004, we issued 842,500 shares with a weighted average value of $6.366 per share. As of December 31, 2004, forfeiture restrictions remained on 953,036 shares and 345,009 shares have been surrendered.

During 2004, the Company granted to key executives 1,088,000 restricted shares upon which vesting is contingent upon certain Company performance-based measurement criteria. The performance period ends on December 31, 2007. At that time, the number of shares on which the forfeiture restrictions will lapse will be determined based upon the Company's return on capital and total shareholder return for the performance period compared to the peer group. Each performance test is calculated separately and contributes equally to the number of shares that vest. The executives will vest between 0% and 50% for each of the two criteria.

The following table shows the changes in options outstanding under all plans for the years ended 2004, 2003 and 2002:

	Option Price at Grant Date
	At 85% of Market		At or Above Market
	Shares	Weighted Avg. Price	Shares	Weighted Avg. Price

Outstanding on January 1, 2002	580,060	$4.455	6,512,944	$10.465
Granted	--	--	1,623,800	8.133
Surrendered	(13,000)	8.706	(438,490)	11.262
Exercised	(42,460)	6.951	(64,570)	3.449
Outstanding on December 31, 2002	524,600	4.148	7,633,684	9.983
Granted	--	--	442,000	4.282
Surrendered	(25,596)	5.710	(941,634)	10.366
Exercised	(239,104)	1.551	(204,191)	2.575
Outstanding on December 31, 2003	259,900	$5.780	6,929,859	$9.784
Granted	--	--	5,500	5.020
Surrendered	(7,800)	6.512	(757,688)	10.673
Exercised	(88,730)	3.450	(346,211)	3.250
Outstanding on December 31, 2004	163,370	$7.046	5,831,460	$10.046
Exercisable at December 31, 2004	163,370	$7.046	4,085,779	$10.754

The total shares exercisable at December 31, 2003 and 2002 were 4.2 million and 3.9 million, respectively.

The following table summarizes information about stock options outstanding at December 31, 2004:
OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$3.03 -4.53	547,100	5.9	$ 3.83	269,100	$ 3.44
4.59 - 6.88	562,130	5.7	5.74	396,650	5.81
7.13 - 10.69	3,431,900	5.7	9.26	2,304,899	9.38
10.81 - 16.11	918,000	5.2	13.04	747,200	12.88
16.50 - 20.19	535,700	2.9	19.97	531,300	19.99
$3.03 - 20.19	5,994,830	5.4	$ 9.97	4,249,149	$ 10.61

Non-Employee Director Compensation Plan - Effective August 5, 2003, the Board of Directors terminated the Global Industries, Ltd. Non-Employee Directors' Compensation Plan and adopted a compensation policy whereby each non-employee director must receive $35,000 of his or her annual retainer in the form of a restricted stock award with a one year forfeiture period to be issued under our 1998 Equity Incentive Plan. Each director may elect to receive the remainder of his or her retainer and any meeting fees or other compensation in cash or in the form of a restricted stock award. The number of shares awarded is based upon the closing price of the stock on the date immediately preceding the date the compensation is due. The forfeiture restrictions automatically renew on the earlier of the date of the Annual Shareholders' Meeting or June 1 of each year, unless prior to December 31 of the preceding year, the director elects not to have his restrictions automatically renew. During the year ended December 31, 2004, an aggregate of 84,905 restricted shares were issued to directors under the new compensation policy. In connection with termination of the Non-Employee Director's Compensation Plan, phantom stock units which were held under the Global Industries, Ltd. Non-Employee Directors' Compensation Plan were converted into restricted awards on a one-time basis. The total of the phantom stock units converted to restricted shares was 115,981.

1995 Employee Stock Purchase Plan - The Global Industries, Ltd. 1995 Employee Stock Purchase Plan ("Purchase Plan") provides a method for substantially all employees to voluntarily purchase a maximum of 2,400,000 shares of our common stock at favorable terms. Under the Purchase Plan, eligible employees may authorize payroll deductions that are used at the end of the Option Period to acquire shares of common stock at 85% of the fair market value on the first or last day of the Option Period, whichever is lower. In August 1997, shareholders approved an amendment to the plan whereby the plan has a twelve-month and a six-month Option Period in each year. In October 1998, the Board of Directors further amended the plan effective December 31, 1998, to, among other items, change the twelve-month Option Period to begin January 1 of each year and the six-month Option Period to begin July 1 of each year. For the year ended December 31, 2004, 82 employees purchased 120,898 shares at a weighted average cost of $4.393 per share. For the year ended December 31, 2003, 134 employees purchased 167,873 shares at a weighted average cost of $3.655 per share. For the year ended December 31, 2002, 176 employees purchased 226,966 shares at a weighted average cost of $3.545 per share. At December 31, 2004, 852,483 shares were available for issuance under the plan.

Basic and Diluted Net Income (Loss) Per Share From Continuing Operations - The following table presents the reconciliation between basic shares and diluted shares (in thousands, except per share data):

	Net Income (Loss)	Weighted-Average Shares			Income (Loss) Per Share
		Basic	Incremental	Diluted	Basic	Diluted
Year ended 2004	$ 21,162	108,746	790	109,536	$ 0.06	$ 0.06
Year ended 2003	(72,285)	100,743	--	100,743	(0.71)	(0.71)
Year ended 2002	(44,362)	99,511	--	99,511	(0.36)	(0.36)

During the years ended 2004, 2003 and 2002, 4.9 million, 6.7 million and 0.9 million shares, respectively, were excluded from the computation of diluted EPS because the effect of their inclusion is antidilutive.

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

We have conformed for all periods presented our segment reporting to changes in our operating management structure that became effective June 2004. We still conduct our operations through two divisions, Offshore Construction Division (OCD) and Global Divers and Marine Contractors (GDMC). However, GDMC's Asia Pacific segment has been combined into OCD's Asia Pacific segment and our Gulf of Mexico shallow water pipelay has been removed from GDMC's Gulf of Mexico segment and combined with OCD's Gulf of Mexico segment. OCD now includes all pipelay and derrick lifts worldwide as well as diving and marine support services in our Asia Pacific region. GDMC includes all remaining diving and marine support services worldwide. As a result of our decision to sell our Liftboat Division, our GDMC Gulf of Mexico segment has been restated for the years ended 2004, 2003 and 2002 to reflect the reclassification of the Liftboat Division as discontinued operations. We have identified nine reportable segments as required by SFAS 131.

The Offshore Construction Division is principally services performed using our construction barges, including pipelay and derrick services. Many of our services are integrated, and thus, are performed for other of our segments, typically at rates charged to external customers.

The following tables show information about the profit or loss and assets of each of our reportable segments for the years ended 2004, 2003, and 2002. The information contains certain allocations of corporate expenses that we deem reasonable and appropriate for the evaluation of results of operations. Segment assets do not include intersegment receivable balances as we feel that such inclusion would be misleading or not meaningful. Segment assets are determined by where they are situated at period-end. Because we offer an integrated range of services, some assets are used by more than one segment. However, we feel that allocating the value of those assets among segments is impractical.

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Total segment revenues:
Offshore Construction Division
Gulf of Mexico	$ 65,076	$ 135,249	$ 90,300
West Africa(1)	7,469	100,039	83,395
Latin America	238,986	19,046	169,060
Asia Pacific	76,702	95,159	91,872
Middle East	29,600	72,842	1,667
Subtotal	$ 417,833	$ 422,335	$ 436,294

Global Divers and Marine Contractors
Gulf of Mexico	$ 38,169	$ 33,289	$ 34,051
West Africa	617	8,602	4,019
Latin America	13,854	1,303	15,019
Middle East	24,913	19,200	9,617
Subtotal	77,553	62,394	62,706
Total	$ 495,386	$ 484,729	$ 499,000

Intersegment eliminations:
Offshore Construction Division
Gulf of Mexico	$ 4,777	$ 909	$ 2,551
Subtotal	$ 4,777	$ 909	$ 2,551

Global Divers and Marine Contractors
Gulf of Mexico	$ 9,086	$ 10,629	$ 17,485
West Africa	617	8,602	4,019
Latin America	13,854	1,093	13,029
Middle East	3,721	4,467	--
Subtotal	27,278	24,791	34,533
Total	$ 32,055	$ 25,700	$ 37,084
Total segment revenues from external customers	$ 463,331	$ 459,029	$ 461,916

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Interest expense:
Offshore Construction Division
Gulf of Mexico	$ 1,337	$ 3,848	$ 2,903
West Africa	1,855	1,475	1,098
Latin America	6,681	3,002	7,015
Asia Pacific	3,018	2,928	4,033
Middle East	923	510	420
Subtotal	$ 13,814	$ 11,763	$ 15,469

Global Divers and Marine Contractors
Gulf of Mexico	$ 221	$ 540	$ 668
West Africa	--	--	--
Latin America	--	--	--
Middle East	42	41	80
Subtotal	263	581	748
Total	$ 14,077	$ 12,344	$ 16,217
Depreciation and amortization:
Offshore Construction Division
Gulf of Mexico	$ 17,931	$ 15,805	$ 16,511
West Africa	3,192	6,146	4,697
Latin America	4,390	5,612	6,283
Asia Pacific	10,687	11,384	13,162
Middle East	3,486	942	60
Subtotal	$ 39,686	$ 39,889	$ 40,713

Global Divers and Marine Contractors
Gulf of Mexico	$ 2,498	$ 2,278	$ 3,931
West Africa	(55)	15	29
Latin America	--	--	--
Middle East	346	253	1,572
Subtotal	$ 2,789	$ 2,546	$ 5,532
Total	$ 42,475	$ 42,435	$ 46,245

Income (loss) before income taxes:
Offshore Construction Division
Gulf of Mexico(1)(2)(7)	$ 13,214	$ (2,203)	$ (23,323)
West Africa(3)(4)	(22,655)	(26,405)	(5,102)
Latin America(5)(8)	26,430	(16,720)	9,772
Asia Pacific(9)	(2,010)	(829)	(18,723)
Middle East(6)	(5,716)	2,440	(1,336)
Subtotal	$ 9,263	$ (43,717)	$ (38,712)

Global Divers and Marine Contractors
Gulf of Mexico(10)	$ 4,613	$ 1,072	$ (5,817)
West Africa	(94)	1,906	1,758
Latin America	3,641	(337)	6,925
Middle East(11)	4,086	3,022	(8,887)
Subtotal	12,246	5,663	(6,021)
Other	(347)	(34,231)	371
Total	$ 21,162	$ (72,285)	$ (44,362)

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Segment assets at period-end:
Offshore Construction Division
Gulf of Mexico	$ 211,528	$ 230,395	$ 253,829
West Africa	54,103	83,098	74,107
Latin America	124,357	76,876	132,138
Asia Pacific	118,377	129,657	142,659
Middle East	37,538	40,114	2,418
Subtotal	$ 545,903	$ 560,140	$ 605,151

Global Divers and Marine Contractors
Gulf of Mexico	$ 18,104	$ 41,545	$ 67,821
West Africa	--	--	--
Latin America	--	--	--
Middle East	5,154	3,605	5,298
Subtotal	23,258	45,150	73,119
Total	$ 569,161	$ 605,290	$ 678,270

Expenditures for long-lived assets:
Offshore Construction Division
Gulf of Mexico	$ 683	$ 8,764	$ 9,556
West Africa	121	1,689	1,233
Latin America	679	174	7,065
Asia Pacific	293	1,536	3,840
Middle East	374	96	29
Subtotal	$ 2,150	$ 12,259	$ 21,723

Global Divers and Marine Contractors
Gulf of Mexico	$ 1,054	$ 588	$ 817
West Africa	63	--	--
Latin America	--	--	--
Middle East	79	--	159
Subtotal	$ 1,196	$ 588	$ 976
Total	$ 3,346	$ 12,847	$ 22,699

(1) Includes a gain of approximately $16.8 million in 2004 from the sale of one construction vessel.

(2) Includes an impairment charge of $3.0 million in 2004.

(3) Includes a charge of approximately $10.8 million in 2004 related to an adverse legal judgment.

(4) Includes an impairment charge of $2.5 million in 2004.

(5) Includes a gain of $5.6 million in 2003 from the sale of two construction vessels.

(6) Includes an impairment charge of $1.3 million in 2004.

(7) Includes an impairment charge of $13.2 million in 2002.

(8) Includes an impairment charge of $1.4 million in 2002.

(9) Includes an impairment charge of $21.1 million in 2002.

(10)Iincludes an impairment charge of $3.1 million in 2002.

(11) Includes an impairment charge of $6.8 million in 2002.

The following table reconciles the reportable segments' revenues, income (loss) before income taxes, assets, and other items presented above, to our consolidated totals.
	Year Ended December 31,
	2004	2003	2002
	(In thousands)

Revenues
Total for reportable segments	$495,386	$484,729	$499,000
Elimination of intersegment revenues	(32,055)	(25,700)	(37,084)
Total consolidated revenues	$463,331	$459,029	$461,916

Income (loss) before income taxes
Total for reportable segments	$21,509	$(38,054)	$(44,733)
Unallocated corp. (expenses) income	(347)	(34,231)	371
Total consolidated income (loss) before tax	$21,162	$(72,285)	$(44,362)

Segment assets at period end
Total for reportable segments	$569,161	$605,290	$678,270
Corporate assets	135,626	15,541	23,374
Total consolidated assets	$704,787	$620,831	$701,644

Other items:
Interest Expense
Total for reportable segments	$14,077	$12,344	$16,217
Unallocated (over allocated) corp. interest
Expense	720	(910)	127
Total consolidated interest expense	$14,797	$11,434	$16,344

Depreciation and amortization
Total for reportable segments	$42,475	$42,435	$46,245
Unallocated corporation depreciation	5,112	4,807	5,886
Total consolidated depreciation and
amortization	$47,587	$47,242	$52,131

Expenditures for long-lived assets
Total for reportable segments	$3,346	$12,847	$22,699
Corporate expenditures	1,135	2,710	1,221
Total consolidated expenditures	$4,481	$15,557	$23,920

The following table presents our revenues from external customers attributed to operations in the United States and foreign areas and long-lived assets in the United States and foreign areas.

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Revenues from external customers
United States	$89,382	$157,000	$104,315
Foreign areas	373,949	302,029	357,601
	$463,331	$459,029	$461,916

Long lived assets at period end
United States	$192,906	$212,298	$240,483
Foreign areas	151,013	167,791	174,656
	$343,919	$380,089	$415,139

9. Major Customers

Sales to various customers for 2004, 2003 and 2002 that amount to 10% or more of our revenues, follows:

	Year Ended December 31,
	2004		2003		2002
	(In thousands)
	Amount	%	Amount	%	Amount	%
Customer A	--	--	53,252	11%	--	--
Customer B	--	--	69,547	14%	--	--
Customer C	238,986	52%	--	--	168,105	34%

Sales to Customer A were reported by our Gulf of Mexico OCD segment. Sales to Customer B were reported by our Middle East OCD segment. Sales to Customer C were reported by our Latin America OCD segment.

10. Losses on Asset Impairment

In the fourth quarter of 2004, due to future trend information that became available and recent events regarding some of our geographic locations and assets, we examined each asset extensively to determine expected profitability and utilization. Each asset was analyzed and valued using either third party appraisals, comparable vessel sales, and probability weighted undiscounted cash flow analysis. In conjunction with the analysis, we recorded a pretax non-cash impairment charge of $7.2 million relating to certain of our marine assets and a support facility. The assets were valued at their respective fair market values.
Pretax non-cash charge by segment (in thousands):
	Asset Description	Amount (000's)
Offshore Construction Division
Gulf of Mexico	Portion of 1 facility	$ 3,011
West Africa	1 Construction Barge	2,506
Latin America	1 Launch Barge	99
Asia Pacific	--	--
Middle East	1 Launch Barge	1,289
Subtotal		6,905
Global Divers and Marine Contractors	--	--
Other	Other	268
Total		$ 7,173

In the fourth quarter of 2002, we reviewed our management structure and effective January 1, 2003 reorganized our operating management structure and our existing business lines, Offshore Construction and Installation and Diving, to focus on core operations and specialized markets. These changes were made to adapt to certain marketplace conditions in our domestic and international operations. Due to marketing and future trend information that became available regarding some of our geographic locations, we examined each area extensively to determine expected profitability and asset utilization. Each asset was analyzed and valued using either third party appraisals, comparable vessel sales, and undiscounted cash flow analysis. In conjunction with the reorganization, we eliminated non-core and under-performing assets relating to certain of our marine assets and support facilities. We recorded a pretax non-cash charge of $45.6 million in December 2002 associated with these assets. The assets were valued at their respective fair market values.

Pretax non-cash charge by segment (in thousands):
	Asset Description	Amount (000's)
Offshore Construction Division
Gulf of Mexico	2 Construction Barges	$ 13,186
West Africa	--	--
Latin America	1 Launch Barge	1,377
Asia Pacific	1 Launch Barge, 7 DSVs, Support Facility, Various Equipment	21,131
Middle East	--	--
Subtotal		35,694
Global Divers and Marine Contractors
Gulf of Mexico	1 Dive Support Vessel (DSV), Various Equipment	3,086
West Africa	--	--
Latin America	--	--
Middle East	3 Offshore Support Vessels, 1 DSV, various diving equipment	6,817
Subtotal		9,903
Other	--	--
Total		$ 45,597

11. Discontinued Operations - The Liftboat Division was historically included in our GDMC Gulf of Mexico segment. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Liftboat Division's results of operations, financial position and cash flows have been reflected in the consolidated financial statements and notes as a discontinued operation for all periods presented. In September, we entered into a definitive asset purchase agreement with Mercury Offshore Assets, LLC (Mercury). We completed the sales transaction with Mercury in October 2004 and recognized a gain on the sale of approximately $29.7 million within discontinued operations in the fourth quarter of 2004.

The balance sheet of the Liftboat Division's discontinued operation was as follows:

December 31,
2003
(In thousands)
Property, plant and equipment, net	$21,664
Other assets	2,567
Total assets	$24,231

Operating results of the Liftboat Division's discontinued operation were as follows:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Revenues	$20,347	$29,689	$32,094
Income before income taxes(1)	29,335	4,303	10,175
Income tax expense	13,425	1,506	3,561
Net income from discontinued operations	$15,910	$2,797	$6,614

  Includes a gain of $29.7 million in 2004 from the gain on the sale of the Liftboat Division.

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Supplemental Cash Flow Information

Cash Flows From Operating Activities:
Net income from discontinued operations	$15,910	$2,797	$6,614
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	6,362	7,120	6,209
Gain on sale of assets	(29,666)	--	(2,771)
Losses on asset impairment	--	--	220
Net cash (used in) provided by discontinued
operations	(7,394)	9,917	10,272

Cash Flows From Investing Activities:
Proceeds from sale of assets	$53,583	$--	$--
Additions to property and equipment	(123)	(439)	80
Additions to deferred charges	(4,572)	(4,921)	(3,028)
Net cash provided by (used in) discontinued operations	$48,888	$(5,360)	$(2,948)

12. Asset Sales - In the third quarter of 2004, we sold the derrick barge, Arapaho, and recorded a gain, in our OCD Gulf of Mexico segment, of approximately $16.8 million and sold our Lafayette, Louisiana property and recorded a gain, in our Other segment, of $1.2 million. Two construction barges, the Sara Maria and the Mohawk, were sold in the third quarter of 2003. A gain of $5.6 million was recorded in our OCD Latin America segment.

13. Supplemental Disclosures of Cash Flow Information

Supplemental cash flow information for 2004, 2003, and 2002 are as follows:
	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Cash paid for:
Interest, net of amount capitalized	$14,235	$11,079	$14,979
Income taxes	3,608	(614)	12,474

Other Non-Cash Transactions:

During 2004, 2003, and 2002 the tax effect of the exercise of stock options resulted in an increase in additional paid-in capital and reductions to income taxes payable of $0.3 million, $0.0 million, and $0.6 million, respectively.

14. Interim Financial Information From Continuing Operations (Unaudited)

The following is a summary of consolidated interim financial information for 2004 and 2003:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share amounts)
2004
Revenues	$79,392	$82,335	$130,389	$171,215	$463,331
Gross profit	3,189	893	17,220	43,154	64,456
(Loss) income from continuing
operations(1)(2)	(7,378)	(9,541)	18,026	5,415	6,522
Net (loss) income(1)(2)	(8,338)	(9,632)	18,880	21,522	22,432
Net (loss) income from continuing
operations per share(1)(2)
Basic	$(0.07)	$(0.09)	$0.16	$0.05	$0.06
Diluted	$(0.07)	$(0.09)	$0.16	$0.05	$0.06
Net (loss) income per share(1)(2)
Basic	$(0.08)	$(0.09)	$0.17	$0.19	$0.21
Diluted	$(0.08)	$(0.09)	$0.17	$0.19	$0.20

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share amounts)
2003
Revenues	$140,879	$146,021	$114,268	$57,861	$459,029
Gross profit	8,746	11,140	(2,831)	(13,994)	3,061
(Loss) income from continuing
operations(3)	(1,929)	(514)	(13,733)	(54,950)	(71,126)
Net income (loss)(3)	(998)	689	(12,649)	(55,371)	(68,329)
Net income (loss) from continuing
operations per share(3)
Basic	$(0.02)	$0.00	$(0.14)	$(0.55)	$(0.71)
Diluted	$(0.02)	$0.00	$(0.14)	$(0.55)	$(0.71)
Net (loss) income per share(3)
Basic	$(0.01)	$0.01	$(0.13)	$(0.55)	$(0.68)
Diluted	$(0.01)	$0.01	$(0.13)	$(0.55)	$(0.68)

  Includes a pre-tax gain of approximately $16.8 million and $1.2 million in the third quarter from the sale of one construction vessel and one facility, respectively.

  Includes a pre-tax impairment charge of $7.2 million in the fourth quarter.

  Includes a pre-tax gain of approximately $5.6 million in the third quarter from the sale of two construction vessels.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure controls and Procedures

Our management has established and maintains a system of disclosure controls and procedures to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As of December 31, 2004, our management, including our principal executive officer and principal financial officer, conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of December 31, 2004 are effective in ensuring that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Design and Evaluation of Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management included a report of their assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein. Management's report and the independent registered public accounting firm's attestation report are included in Item 8 under the captions entitled "Management's Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm" and are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Salary Increases of Named Executive Officers

On December 21, 2004, after a review of current salary levels and certain other prerequisites, the Compensation Committee of our board of directors approved salary increases to the levels set forth for the following named executive officers:
Name	New Salary
William J. Dore' Peter S. Atkinson J. Michael Pearson Timothy W. Miciotto James J. Dore'	$475,000 $252,000 $252,000 $200,655 $200,000

In addition, the Compensation Committee approved increases in the automobile allowances of 33.4% for Mr. William J. Dore' and from 20 to 25% for the other named executive officers and increased in the level of supplemental life insurance provided for the named executive officers above from $100,000 to between $150,000 and $250,000.

Increase in Audit Committee Fees

On October 26, 2004, the Compensation Committee of our board of directors approved increasing the fees paid to members of our Audit Committee for Audit Committee services. The Chairman of the Audit Committee will be paid a $15,000 stipend for serving in such capacity. All members of the Audit Committee will receive $2,500 for each Audit Committee meeting, and $1,200 for each telephonic meeting of the Audit Committee. Other compensation paid to our board of directors has not changed.

Global Industries, Ltd. 2005 Management Incentive Plan

On December 21, 2004, the Compensation Committee of our board of directors approved the Global Industries, Ltd. 2005 Management Incentive Plan (the "Plan"), a cash bonus plan in which our named executive officers and other key employees are eligible to participate. The Plan is attached to this Annual Report as Exhibit 10.40, and the discussion of the Plan is qualified in its entirety be reference to such exhibit.  The Compensation Committee also approved incentive opportunity levels and performance criteria under the Plan for 2005.  The Plan is administered by our Chief Executive Officer and the Compensation Committee.

2005 Incentive Opportunity Levels. Incentive opportunity levels will be expressed as a percent of base salary. Participants will be eligible for cash bonuses based on Company and individual performance. 2005 incentive opportunity levels are summarized below. The Compensation Committee may change these incentive opportunity levels from year to year based on the recommendation from our Chief Executive Officer after evaluation of competitive practices.  Participants will be able to earn cash bonuses based upon performance above the threshold level set for each performance criteria.  The actual bonus earned will be calculated between the threshold, target and maximum levels established on a straight-line interpolation basis.  Within the discretion of the Compensation Committee, the maximum payout level may be exceeded only in the case of exceptional performance.
	Incentive Opportunity Levels
Position	Threshold	Target	Maximum
Chief Executive Officer	32.5%	65%	130%
Presidents and Chief Operating Officer	25%	50%	100%
Senior Vice Presidents and CFO	20%	40%	80%
Corporate Vice Presidents	15%	30%	60%

2005 Performance Criteria. Bonuses under the Plan for 2005 will be paid based on our achievement of: specified (i) earnings per share levels and (ii) total shareholder return compared to other companies listed in the Oilfield Service Index, as well as the discretion of  the Compensation Committee and our Chief Executive Officer.  Calculation of earnings per share under the Plan will be made after giving effect to any proposed payments under the Plan.  If the threshold percentage of the established performance goal for earnings per share is not achieved, then no payments will be made to the participants unless the Compensation Committee exercises their discretion to do so.
Performance Measure	Relative Weight
Earnings Per Share	50%
Total Shareholder Return	25%
Committee and CEO Discretion	25%

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2005 Annual Meeting of Shareholders. See also "Item (Unnumbered) Executive Officers of the Registrant" appearing in Part I of this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by the Item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2005 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2005 Annual Meeting of Shareholders. For a description of certain information about compensation plans, see Item 5 of this Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2005 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2005 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.		Financial Statements
Included in Part II of this report.
Independent Auditors' Report.
Consolidated Balance Sheets as of December 31, 2004 and 2003
Consolidated Statements of Operations for the years ended December 31, 2004, 2003, and 2002.
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2004, 2003, and 2002.
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002.
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2004, 2003, and 2002.
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

	10.26♦	-	2000 Amendment to Global Industries, Ltd. 1998 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report for the quarter ended March 31, 2001.
	10.27♦	-

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

	10.30	-

$48,000,000 Revolving B termination letter dated February 7, 2003 from Global Industries, Ltd. to Bank One, N.A., incorporated by reference to Exhibit 10.38 to registrants Annual Report on Form 10K for the year ended December 31, 2002.

	10.31	-

Amendment No. 3 and Consent date June 30, 2003 among Global Industries, Ltd., and Global Offshore Mexico, S. DE R.L. DE C.V., the Lenders and Bank One, NA, as administrative agent for the Lenders, incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report for the quarter ended June 30, 2003.

	10.32	-	Credit Agreement Amendment dated December 29, 2003 among Global Industries, Ltd. Offshore Mexico, S. DE R.L. DE C.V., the Lenders and Bank One, NA, as administrative agent for the Lenders.
	10.33	-

Credit Agreement dated March 9, 2004 among Global Industries, Ltd. and Global Offshore Mexico, S. DE R.L. DE C.V., the Lenders and Credit Lyonnais New York Branch as administrative agent for the Lenders.

	10.34	-

Consent and Waiver dated August 3, 2004 by Global Industries, Ltd., and Global Offshore Mexico, S. de R.L. de C.V., the Lenders to the Credit Agreement and Calyon New York Branch, as administrative agent for the Lender).

	10.35	-

Amended and restated credit agreement dated August 6, 2004 among Global Industries, Ltd., Global Offshore Mexico, S. de R.L. de C.V., the Lenders to the Credit Agreement and Calyon New York Branch, as administrative agent for the Lender).

	10.36	-	Asset Purchase Agreement dated September 2, 2004 by and between Mercury Offshore Assets, LLC and Global Industries, Ltd. (incorporated by reference to Exhibit 2.1 to Form 8-K filed September 8, 2004).
	10.37	-	Act of Cash Sale dated September 22, 2004 by and between Global Movible Offshore, LLC and Dore' Partners, Ltd. (incorporated by reference to Exhibit 10.1 to Form 8-K filed September 30, 2004).
	10.38♦	-	Form of Executive Long-Term Restricted Stock Agreement (Performance Vesting/POC-TSR Based). (incorporated by reference to Exhibit 10.1 to Form 8-K filed September 30, 2004).
	10.39	-

Credit Agreement Amendment dated September 30, 2004 among Global Industries, Ltd. and Global Offshore Mexico, S. DE R.L. DE C.V., the Lenders and Calyon New York Branch as administrative agent for the lenders.

	*10.40♦	-	Global Industries, Ltd. 2005 Management Incentive Plan.
	*10.41	-

Amended and Restated Credit Agreement Amendment dated March 14, 2005 among Global Industries, Ltd. and Global Offshore Mexico, S. DE R.L. DE C.V., the Lenders and Calyon New York Branch as administrative agent for the lenders.

	*10.42♦	-	Global Industries, Ltd. 2005 Stock Incentive Plan.
	*21.1	-	Subsidiaries of the Registrant.
	*23.1	-	Consent of Deloitte & Touche LLP.
	*31.1	-	Section 302 Certification of William J. Dore'.
	*31.2	-	Section 302 Certification of Timothy W. Miciotto.
	*32.1	-	Section 906 Certification of William J. Dore'.
	*32.2	-	Section 906 Certification of Timothy W. Miciotto.

_______________

* Included with this filing.

♦ Management Compensation Plan or Agreement.

Global Industries, Ltd.

Schedule II Valuation and Qualifying Accounts

For the Years Ended December 31, 2003, 2002, and 2001

(In thousands)

Description	Balance at Beginning of Period	Additions		Deductions	Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts

Year ended December 31, 2004
Allowances for doubtful accounts	$ 11,043	$ 17,739	$ --	$ 19,326(1)	$ 9,456

Year ended December 31, 2003
Allowances for doubtful accounts	$ 7,167	$ 14,067	$ --	$ 10,191	$ 11,043

Year ended December 31, 2002
Allowances for doubtful accounts	$ 2,503	$ 6,533	$ --	$ 1,869	$ 7,167

(1)  Amount represents write-offs of accounts receivable balances that were fully reserved.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                            GLOBAL INDUSTRIES, LTD.

                                                                            By: /s/ TIMOTHY W. MICIOTTO
                                                                                        Timothy W. Miciotto
                                                                           Vice President, Chief Financial Officer
                                                                        (Principal Financial and Accounting Officer)

March 15, 2005
/s/ WILLIAM J. DORE' William J. Dore'	Chairman of the Board, Chief Executive Officer and Director	March 15, 2005

/s/ TIMOTHY W. MICIOTTO Timothy W. Miciotto	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2005

/s/ JAMES C. DAY James C. Day	Director	March 15, 2005

/s/ EDWARD P. DJEREJIAN Edward P. Djerejian	Director	March 15, 2005

/s/ EDGAR G. HOTARD Edgar G. Hotard	Director	March 15, 2005

/s/ RICHARD A. PATTAROZZI Richard A. Pattarozzi	Director	March 15, 2005

/s/ JAMES L. PAYNE James L. Payne	Director	March 15, 2005

/s/ MICHAEL J. POLLOCK Michael J. Pollock	Director	March 15, 2005

/s/ LUIS K. TE'LLEZ Luis K. Te'llez	Director	March 15, 2005