Form 10-Q
period 2005-03-31
GLOBAL INDUSTRIES LTD
filed 2005-05-10
CIK 895663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of shares of the Registrant's Common Stock outstanding, as of May 6, 2005 was 113,735,604.

Global Industries, Ltd.
Index - Form 10-Q

Part I - Financial Information

Part  II - Other Information

Item 1.	Legal Proceedings	24

Item 6.	Exhibits.	25

	Signature	26

PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
     Global Industries, Ltd.:

We have reviewed the accompanying condensed consolidated balance sheet of Global Industries, Ltd. and subsidiaries as of March 31, 2005, and the related condensed consolidated statements of operations   and cash flows for the three-month periods ended March 31, 2005 and 2004.  These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Global Industries, Ltd. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 14, 2005, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

May 9, 2005
Houston, Texas

Global Industries, Ltd.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Quarter Ended March 31,
Results of Operations	2005	2004
Revenues	$137,256	$79,392
Cost of operations	112,959	76,302
Gross profit	24,297	3,090
Net gains on asset disposal	(112)	(7)
Selling, general and administrative expenses	10,282	9,563
Operating income (loss)	14,127	(6,466)
Other expenses (income):
Interest expense	2,384	3,513
Other	(729)	144
Income (loss) from continuing operations, before income taxes	12,472	(10,123)
Income taxes (benefit)	4,976	(2,736)
Income (loss) from continuing operations, net of taxes	7,496	(7,387)
Income (loss) from discontinued operations, net of taxes	--	(951)
Net Income (loss)	$7,496	$(8,338)

Basic Earnings Per Common Share:
Earnings (loss) from continuing operations	$0.07	$(0.07)
Earnings (loss) from discontinued operations	0.00	(0.01)
Basic earnings (loss) per share	$0.07	$(0.08)

Diluted Earnings Per Common Share:
Earnings (loss) from continuing operations	$0.07	$(0.07)
Earnings (loss) from discontinued operations	0.00	(0.01)
Diluted earnings (loss) per share	$0.07	$(0.08)

Weighted Average Common Shares Outstanding:
Basic	112,603	101,573
Diluted	114,476	101,573

See Notes to Condensed Consolidated Financial Statements.

Global Industries, Ltd.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31,	December 31,
	2005	2004
ASSETS
Current Assets:
Cash	$ 96,572	$ 143,161
Receivables - net of allowance of $10,135 for 2005
and $9,456 for 2004, respectively	159,008	123,096
Unbilled work on uncompleted contracts	29,168	7,980
Prepaid expenses and other	25,374	23,068
Total current assets	310,122	297,305
Property and Equipment, net	338,659	343,919
Other Assets:
Deferred charges, net	23,972	21,860
Goodwill, net	37,388	37,388
Other	2,184	4,315
Total other assets	63,544	63,563
Total	$ 712,325	$ 704,787

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$ 3,960	$ 3,960
Accounts payable	73,364	80,635
Employee-related liabilities	11,186	7,890
Income taxes payable	8,293	8,506
Accrued interest	1,425	2,915
Advance billings on uncompleted contracts	5,548	4,008
Vinci (Groupe GTM) litigation liability	33,500	33,500
Other accrued liabilities	3,487	3,689
Total current liabilities	140,763	145,103

Long-Term Debt	75,240	77,220
Deferred Income Taxes	35,119	30,846
Other Liabilities	865	890

Commitments and Contingencies	--	--

Shareholders' Equity:
Common stock issued, 112,603 and 112,523 shares,
respectively	1,126	1,125
Additional paid-in capital.	341,363	339,250
Accumulated other comprehensive loss	(8,978)	(8,978)
Retained earnings	126,827	119,331
Total shareholders' equity	460,338	450,728
Total	$ 712,325	$ 704,787

See Notes to Condensed Consolidated Financial Statements.

Global Industries, Ltd.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Quarter Ended March 31,
	2005	2004
Cash Flows From Operating Activities:
Income (loss) from continuing operations	$ 7,496	$ (7,387)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,030	8,965
Provision for doubtful accounts	678	1,126
Deferred income taxes	4,273	(6,370)
Other	(112)	535
Changes in operating assets and liabilities
Receivables	(55,588)	(14,256)
Prepaid expenses and other	(2,264)	(10,786)
Accounts payable, employee-related liabilities and
other accrued liabilities	(4,365)	(7,285)
Net cash used in continuing operations	(37,852)	(35,458)
Net cash provided by discontinued operations	--	1,041
Net cash used in operating activities	(37,852)	(34,417)

Cash Flows From Investing Activities:
Additions to property and equipment	(2,295)	(743)
Additions to deferred charges	(5,873)	(9,850)
Net cash used in continuing operations	(8,168)	(10,593)
Net cash used in from discontinued operations	--	(1,694)
Net cash used in investing activities	(8,168)	(12,287)

Cash Flows From Financing Activities:
Proceeds from long-term debt	--	48,097
Proceeds from sale of common stock, net	1,411	97,000
Repayment of long-term debt	(1,980)	(102,814)
Net cash (used in) provided by financing activities	(569)	42,283

Cash:
Decrease	(46,589)	(4,421)
Beginning of period	143,161	15,628
End of period	$ 96,572	$ 11,207

See Notes to Condensed Consolidated Financial Statements.

Global Industries, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.        Basis of Presentation - The accompanying unaudited condensed consolidated financial statements include the accounts of Global Industries, Ltd. and its subsidiaries (the "Company," "we," "us," or "our").

In the opinion of management of the Company, all adjustments (such adjustments consisting only of a normal recurring nature) necessary for a fair presentation of the operating results for the interim periods presented have been included in the unaudited condensed consolidated financial statements.  Operating results for the period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  These financial statements should be read in conjunction with our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Certain reclassifications have been made to the prior period financial statements in order to conform to the classifications adopted for reporting in 2005.

2.        Stock-Based Compensation - In December 2004, the FASB revised SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123R").  SFAS No. 123R is a revision of SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost will be recognized over the period in which an employee is required to provide service in exchange for the award.  SFAS No. 123R also requires a public entity to initially measure the cost of employee services rendered in exchange for an award of liability instruments at its current fair value.  The fair value of that award is to be remeasured subsequently at each reporting date through the settlement date.  Changes in the fair value during the required service period are to be recognized as compensation cost over that period.  We are currently in the process of evaluating the impact of SFAS No. 123R on our consolidated financial statements.  We will adopt SFAS No. 123R on January 1, 2006.

The Company continues to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its restricted stock awards and shares subject to options as allowed under SFAS No. 123R, "Share-Based Payment."  Additionally, under APB 25, our employee stock purchase plan is considered noncompensatory, and accordingly, no compensation cost has been recognized in the financial statements.  Therefore, the Company has elected to make pro forma disclosures versus recognizing the related compensation expense in the accompanying consolidated financial statements.  Had the Company elected to apply the accounting standards of SFAS No. 123R, the Company's net income and earnings per share would have approximated the pro forma amounts indicated below:

	Quarter Ended March 31
	2005	2004
	(In thousands except per share amounts)
Income (loss) from continuing operations, net of taxes	$ 7,496	$ (7,387)
Add: Recognized stock compensation expense	457	126
Deduct: FAS 123 pro forma stock compensation expense	(1,733)	(2,629)
Pro forma net income (loss)	$ 6,220	$ (9,890)

Earnings (loss) per common share:
As reported:
Basic	$ 0.07	$ (0.08)
Diluted	0.07	(0.08)
Pro forma:
Basic	0.06	(0.10)
Diluted	0.05	(0.10)

3.        Contracts in Progress and Revenue Recognition - Revenues from construction contracts, are generally recognized on the percentage-of-completion method, measured by relating the actual cost of work performed to date to the current estimated total cost (the cost-to-cost method) of the respective contract.  Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect vessel costs (including depreciation and amortization), labor, supplies, and repairs.  During the early stages of a contract, certain costs may be excluded from the cost-to-cost method of measuring progress, such as significant costs for materials and major third party subcontractors, if it appears that such an exclusion would result in a more meaningful measurement of actual contract progress and resulting periodic allocation of income.  Provisions for estimated losses, if any, on uncompleted contracts are made in the period in which such losses are determined.  Selling, general and administrative costs are charged to expense as incurred.  We also provide services on a day rate basis to many of our customers in both our Offshore Construction Division and our Global Divers and Marine Contractors Division.  Revenue for these services is recognized as the services are rendered and when collectability is reasonably assured.

4.        Accounts Receivable - Trade and other receivables are stated at net realizable value and the allowances for uncollectible accounts were $10.1 million and $9.5 million at March 31, 2005 and December 31, 2004, respectively.  Certain receivables represent amounts that have not yet been billed to the customer pursuant to contractually specified milestone billing requirements.  At March 31, 2005 and December 31, 2004, our accounts receivable included unbilled receivables of $65.3 million and $27.1 million, respectively.  We include claims and unapproved change orders in contract revenues to the extent of costs incurred when (1) the contract or other evidence provides a legal basis for the claim, (2) additional costs are not the result of deficiencies in our performance, (3) costs are identifiable, and (4) evidence supporting the claim is objective and verifiable.  The basis for our recorded unapproved change orders and claims is formed after we engage in an extensive contract review, a review of the supporting evidence and generally, obtained a legal opinion from either internal or external legal counsel.  Additionally, we believe that we have objective, verifiable evidence to support these claims.  That evidence consists of explicit contractual terms and/or written legal opinions.  The claims and unapproved change orders, included in accounts receivable and unbilled receivables, amounted to $22.0 million at March 31, 2005 and $21.1 million at December 31, 2004.  Unbilled retainage at March 31, 2005 was $5.0 million and is expected to be billed in 2005.  Unbilled retainage at December 31, 2004 was $4.4 million.

 Costs and Estimated Earnings on Uncompleted Contracts:

	March 31,	December 31,
	2005	2004
	(In thousands)
Costs incurred on uncompleted contracts	$ 234,648	$ 172,333
Estimated earnings	16,875	19,200
	251,523	191,533
Less: Billings to date.	227,903	187,561
	$ 23,620	$ 3,972
Included in accompanying balance sheets under the
following captions:
Unbilled work on uncompleted contracts	$ 29,168	$ 7,980
Advance billings on uncompleted contracts	(5,548)	(4,008)
Unbilled revenues	$ 23,620	$ 3,972

5.        Goodwill - Goodwill represents the excess cost over the fair value of net assets acquired.  The carrying amount of goodwill as of March 31, 2005 and December 31, 2004 was approximately $37.4 million and is primarily attributable to our Latin America segment.  We completed the required annual impairment test, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," during the first quarter of 2005 and determined that our goodwill was not impaired.

6.        Property and Equipment- Property and equipment are stated at cost.  Expenditures for property and equipment and items that substantially increase the useful lives of existing assets are capitalized at cost and depreciated.  Routine expenditures for repairs and maintenance are expensed as incurred.  Except for construction barges that are depreciated on the units-of-production (UOP) method over estimated barge operating days, depreciation is provided utilizing the straight-line method over the estimated useful lives of the assets.  The UOP method is based on vessel utilization days and more closely correlates depreciation expense to vessel revenue.  In addition, the UOP method provides for a minimum depreciation floor in periods with nominal vessel use.  If we applied only a straight-line depreciation method, less depreciation expense would be recorded in periods of high vessel utilization and revenues and more depreciation expense would be recorded in periods of low vessel utilization and revenues.

7.        Income Taxes - Our effective tax rate for the quarter ended March 31, 2005 was 40%.  This rate varies from our 35% U.S. Federal statutory rate due primarily to certain foreign jurisdictions that are taxed on a deemed profits (percentage of revenue) basis, net operating losses in certain foreign jurisdictions where we did not record a tax benefit and certain permanent book to tax differences.

8.        Financing Arrangements - On March 14, 2005, we amended and restated our revolving credit facility.  This amendment was entered into to improve operating flexibility and to take advantage of favorable market conditions.  The amendment (i) decreased the credit facility to $75.0 million from $100.0 million, (ii) provided for an additional $50.0 million credit capacity option, if needed, upon receipt of additional loan commitments by our existing and/or additional lenders, (iii) reduced the requirements of the minimum net worth covenant for all future periods, (iv) changed the maximum leverage ratio to include Title XI bonds, (v) added a minimum fixed charge coverable ratio, (vi) eliminated all the remaining financial covenants, (vii) reduced the interest rate spread applicable to the Company's borrowings under the credit facility (the spreads now can range from 0.75% to 1.75% and 1.75% to 2.75% for prime rate and LIBOR based borrowings, respectively, based upon certain of our financial ratios), (viii) reduced the number of participants in the syndication from seven to three, and (ix) extended the maturity of the credit facility to March 2008 from March 2007.   A fee of $0.4 million was paid for this amendment.  At March 31, 2005, we were in compliance with the terms of our credit facility.  As of May 5, 2005, we had no borrowings outstanding under the credit facility, $29.7 million of letters of credit outstanding and $45.3 million of credit availability under our revolving credit facility.

Our Title XI bonds mature in 2025.  The bonds carry an interest rate of 7.71% per annum and require aggregate semi-annual payments of $2.0 million, plus interest.  The agreement pursuant to which the Title XI bonds were issued contains certain covenants, including the maintenance of minimum working capital and net worth requirements.  If not met, additional covenants result that would restrict our operations and our ability to pay cash dividends.  At March 31, 2005, we were in compliance with these covenants.

We also have a $16.0 million short-term credit facility at one of our foreign locations which is secured by a letter of credit.

9.        Commitments and Contingencies - We are a party to legal proceedings and potential claims arising in the ordinary course of business.  Management does not believe these matters will materially affect our consolidated financial statements.

In November 1999, we notified Groupe GTM (now Vinci) that as a result of material adverse changes and other breaches by Vinci, we were no longer bound by and were terminating the Share Purchase Agreement to purchase the shares of ETPM S.A.  Vinci responded stating that they believed we were in breach.  The Share Purchase Agreement provided for liquidated damages of $25.0 million to be paid by a party that failed to consummate the transaction under certain circumstances.  We notified Vinci that we do not believe that the liquidated damages provision is applicable to our termination of the Share Purchase Agreement.  On December 23, 1999, we filed suit against Vinci in the Tribunal de Commerce de Paris to recover damages.  On June 21, 2000, Vinci filed an answer and counterclaim against us seeking the liquidated damages of $25.0 million and other damages, costs and expenses of approximately $3.2 million based on then current exchange rates.  In November 2003, the Tribunal de Commerce de Paris ruled in favor of Vinci in the matter and awarded Vinci $25.0 million plus approximately $8.5 million in interest, exchange rate differential, and legal fees.  As a result, although we have not yet paid the judgment, we recorded a $33.5 million (pre-tax) provision in the fourth quarter of 2003.  We are currently appealing this verdict in the Cour d'appel de Paris.  On April 12, 2004 the Cour d'appel de Paris heard the case before three appellate judges.  A decision is expected in the second quarter of 2005.  Although the provision for the judgment had a significant impact on our reported results for 2003, we do not believe that the ultimate outcome of this matter will have a material adverse effect on our future results of operations or business.

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

In the normal course of our business, we provide guarantees and performance, bid, and payment bonds pursuant to agreements to perform construction services, or in connection with bidding to obtain such agreements.  All of these guarantees are secured by parent company guarantees.  The aggregate of these guarantees and bonds at March 31, 2005 was $55.7 million in surety bonds and $30.5 million in bank guarantees/letters of credit.  The surety bonds and bank guarantees/letters of credit expire between April 2005 and December 2005 and between April 2005 and August 2005, respectively.

We estimate that the cost to complete capital expenditure projects in progress at March 31, 2005 approximates $5.8 million.

10.        Industry Segment Information - We conduct our operations through two divisions, Offshore Construction Division (OCD) and Global Divers and Marine Contractors (GDMC).  OCD includes all pipelay and derrick lifts worldwide as well as diving and marine support services in our Asia Pacific region.  GDMC includes all remaining diving and marine support services worldwide.

We classified our Liftboat Division, which was sold in October 2004 and historically included in our GDMC Gulf of Mexico segment, as discontinued operations.  The presentation of segment disclosure information provided below has been reclassified for this change.  (See Note 11 of the Notes to Condensed Consolidated Financial Statements for additional information.)  The following tables present information about the profit or loss of each of the Company's nine reportable segments for the quarters ended March 31, 2005 and 2004.  The information contains certain allocations of corporate expenses that we deem reasonable and appropriate for the evaluation of results of operations.

	Quarter Ended March 31,
	2005	2004
	(In thousands)
Total segment revenues: Offshore Construction Division:
Gulf of Mexico.	$ 23,318	$ 12,884
West Africa	3,518	15,575
Latin America	65,756	28,362
Asia Pacific	10,370	14,224
Middle East	12,801	5
Subtotal	$ 115,763	$ 71,050

Global Divers and Marine Contractors:
Gulf of Mexico	$ 13,520	$ 4,618
West Africa	60	525
Latin America	5,415	1,932
Middle East	15,550	6,031
Subtotal	$ 34,545	$ 13,106
Total	$ 150,308	$ 84,156

Intersegment eliminations:
Offshore Construction Division:
Gulf of Mexico	$ --	$ 303
Subtotal	$ --	$ 303

Global Divers and Marine Contractors:
Gulf of Mexico	$ 4,108	$ 2,004
West Africa	60	525
Latin America	5,415	1,932
Middle East	3,469	--
Subtotal	$ 13,052	$ 4,461
Total	$ 13,052	$ 4,764

Total segment revenues from external customers	$ 137,256	$ 79,392

Income (loss) from continuing operations before income taxes:
Offshore Construction Division:
Gulf of Mexico	$ 9,921	$ (10,875)
West Africa	(4,134)	5,898
Latin America	652	3,528
Asia Pacific	(7,585)	(6,114)
Middle East	1,982	(2,734)
Subtotal	$ 836	$ (10,297)

Global Divers and Marine Contractors:
Gulf of Mexico	$ 4,830	$ (1,845)
West Africa	18	21
Latin America	1,824	311
Middle East	4,527	1,553
Subtotal	$ 11,199	$ 40
Total	$ 12,035	$ (10,257)

The following table reconciles the revenues of the reportable segments and profit or loss presented above to our consolidated totals.

	Quarter Ended March 31,
	2005	2004
	(In thousands)
Revenues:
Total for reportable segments	$150,308	$84,156
Elimination of intersegment revenues	(13,052)	(4,764)
Total consolidated revenues	$137,256	$79,392

Income (loss) from continuing operations before income taxes:
Total for reportable segments	$12,035	$(10,257)
Over (under) allocated corporate expense	437	134
Total consolidated income (loss) from continuing
operations before taxes	$12,472	$(10,123)

11.        Discontinued Operations - The Liftboat Division, which was sold in October 2004, was historically included in our GDMC Gulf of Mexico segment.  In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Liftboat Division's results of operations, financial position and cash flows have been reflected in the 2004 consolidated financial statements and notes as a discontinued operation.  We completed the sales transaction with Mercury Offshore Assets, LLC. in October 2004.

Operating results of the Liftboat Division's discontinued operation were as follows:

Quarter Ended March 31,
2004
(In thousands)

Revenues	$5,378
Loss before income taxes	(1,462)
Income tax benefit	(511)
Net loss from discontinued operations	$(951)

Item 2.            Management's Discussion and Analysis of Financial Condition and Results of
Operations.

General

The following discussion presents management's discussion and analysis of our financial condition and results of operations.  The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements for the periods ended March 31, 2005 and 2004, included in Item 1 of this report, and our audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Certain of the statements included below, including those regarding future financial performance or results that are not historical facts, are or contain "forward-looking" information as that term is defined in the Securities Act of 1933, as amended.  The words "expect," "believe," "anticipate," "project," "estimate" and similar expressions are intended to identify forward-looking statements.  We caution readers that any such statements are not guarantees of future performance or events and such statements involve risks, uncertainties and assumptions.  Factors that could cause actual results to differ from those expected include, but are not limited to, dependence on the oil and gas industry and industry conditions, general economic conditions including interest rates and inflation, competition, our ability to successfully manage our growth and obtain funds to finance our growth, operating risks, contract bidding risks, the use of estimates for revenue recognition, risks of international operations, risks of vessel construction such as cost overruns, changes in government regulations, and disputes with construction contractors, dependence on key personnel and the availability of skilled workers and project materials during periods of strong demand, the impact of regulatory and environmental laws, the ability to obtain insurance, and other factors discussed below.  Operating risks include hazards such as vessel capsizing, sinking, grounding, colliding, and sustaining damage in severe weather conditions, fire and explosion.  These hazards can cause personal injury, loss of life, severe damage to and destruction of property and equipment, pollution and environmental damage, and suspension of operations.  The risks inherent with international operations include political, social, and economic instability, exchange rate fluctuations, currency restrictions, nullification, modification, or renegotiations of contracts, potential vessel seizure, nationalization of assets, import-export quotas, and other forms of public and governmental regulation.  Should one or more of these risks or uncertainties materialize or should our underlying assumptions prove incorrect, actual results and outcomes may differ materially from those indicated in the forward-looking statements.

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

We conduct our operations through two divisions, Offshore Construction Division (OCD) and Global Divers and Marine Contractors (GDMC).  OCD includes all pipelay and derrick lifts worldwide as well as diving and marine support services in our Asia Pacific region.  GDMC includes all remaining diving and marine support services worldwide.  Our GDMC Gulf of Mexico segment has been restated for the quarter ended March 31, 2004 to reflect the reclassification of the Liftboat Division, which was sold in October 2004, as discontinued operations.

Our construction activity level (activity) is one of the three primary drivers of our business results in terms of revenues, gross profit, and gross profit as a percentage of revenues (margins).  The other two are pricing (which is affected by contract mix) and operating efficiency or productivity on any particular construction project.  Activity levels have a significant impact on our gross profit and gross profit as percentage of revenues because our business is capital and personnel intensive.  Our vessels, operations personnel, and marine facilities used to perform our construction work "sit idle" when not working; in most cases, however, much of their costs remain (including depreciation) and are essentially fixed.  In general, the more activity, the more these fixed costs are recovered, therefore, more gross profit is recognized.  This has the effect of improving gross margins.  As activity levels decrease, revenues decline but our costs do not proportionately decline, thereby constricting our gross profit and margins.  Activity levels can be affected by changes in demand due to economic or other conditions in the oil and gas exploration business, seasonal conditions in certain geographic areas and/or our ability to win the bidding for available jobs.

Our results of operations for our OCD and GDMC divisions depend heavily on obtaining sufficient quantity of offshore construction contracts with sufficient gross profit margins.  Contract bidding is very competitive and in the recent past has resulted in contractors willing to assume greater amounts of risk, for no additional or reduced pricing, in order to be awarded the contract.  However, recent trends indicate decreased contractor tolerance for acceptance of uncompensated risk.

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

Due to the nature of OCD contracts and sometimes adding to the degree of project execution difficulty, changes in the scope of the base contract sometimes occur as contract work progresses.  A change order usually increases the scope of work but may also decrease the scope and, consequently, the contract revenue and costs.  Either the customer or we may initiate change orders.  At the time of initiation, change orders may be approved or unapproved by either party, priced or unpriced, or defined or undefined regarding detailed scope.  Even when the scope of work is defined, the associated increase or decrease in contract revenue often will be governed by contract terms or negotiated later, sometimes after the work is performed.  We recognize these change orders as revenue in accordance with accounting principles generally accepted in the United States.

Most GDMC revenues are the result of short-term work, involve numerous smaller contracts, and are usually based on a day-rate charge.  Financial risks associated with these types of contracts are normally limited due to their short-term and non-lump sum nature.  Revenues and margins in our GDMC division tend to be more consistent than in our OCD division.

Our first quarter results for 2005 reflect marked improvement compared to the same period in 2004 as our gross profit increased by $21.2 million due primarily to increased activity in our Gulf of Mexico segments and Middle East segments, partially offset by decreased activity in our West Africa segment.

During the first quarter of 2005, we booked approximately $234.6 million of new work resulting in a backlog of approximately $359.3 million at March 31, 2005 as compared to $187.5 million on the same date last year.  Our backlog is principally comprised as follows - Latin America $158.6 million and Southeast Asia $156.8 million. Backlog scheduled to be worked off in fiscal 2005 is $302.6 million, or 84%.  Subsequent to March 31, 2005, we were awarded a $212.0 million project in our Middle East OCD segment.  For the quarter ended March 31, 2005, as compared to the same period last year, company-wide bidding activity and the dollar volume of bidding activity was up, except for our Asia Pacific segment.  During the quarter, we received 112 new bid requests with a total estimated value of $1.2 billion and we currently have bids outstanding and in-house totaling approximately $1.5 billion.

The following table sets forth, for the periods indicated, our statements of operations expressed as a percentage of revenues.

	Quarter Ended March 31,
Results of Operations	2005	2004
Revenues	100%	100%
Cost of operations	82.3	96.1
Gross profit	17.7	3.9
Net gains on asset disposal	(0.1)	--
Selling, general and administrative expenses	7.5	12.1
Operating income (loss)	10.3	(8.2)
Other expenses (income)
Interest expense	1.7	4.4
Other	(0.5)	0.2
Income (loss) from continuing operations, before income taxes	9.1	(12.8)
Income taxes (benefit)	3.6	(3.5)
Income (loss) from continuing operations, net of taxes	5.5	(9.3)
Income (loss) from discontinued operations, net of taxes.	--	(1.2)
Net income (loss)	$5.5	$(10.5)

Quarter Ended March 31, 2005 Compared to Quarter Ended March 31, 2004

	Quarter Ended March 31,
	2005	2004	Percentage
			Change
	(In Millions)
Revenues	$137.3	$79.4	73%
Cost of operations	113.0	76.3	48
Gross profit	24.3	3.1	684
Net gains on asset disposal	(0.1)	--	--
Selling, general and administrative expenses	10.3	9.6	7
Operating income (loss)	14.1	(6.5)	317
Other expenses (income)
Interest expense	2.3	3.5	(34)
Other	(0.7)	0.1	(800)
Income (loss) from continuing operations, before income taxes	12.5	(10.1)	224
Income taxes	5.0	(2.7)	285
Income (loss) from continuing operations, net of taxes	7.5	(7.4)	201
Income (loss) from discontinued operations, net of taxes	--	(0.9)	--
Net income (loss)	$7.5	$(8.3)	190%

Revenues.  The 73% increase in revenues was primarily attributable to increased activity in our Latin America segments, Gulf of Mexico segments and Middle East segments partially offset by decreased activity in our West Africa segments.  Our Gulf of Mexico segments experienced increased activity and improved pricing due primarily to Hurricane Ivan repair work.  Major construction barge utilization in our Offshore Construction Division increased to 42% compared with 25% in the same quarter last year.  For a detailed discussion of revenues in each division and geographic area, see "Segment Information" below.

Gross Profit.  Gross profit increased by $21.2 million due primarily to increased activity in our Latin America segments, Gulf of Mexico segments and Middle East segments.  As a percentage of revenue, gross profits increased to 18% from 4%.  Our gross profit in our Latin America OCD segment, as a percentage of revenues, declined to 9% from 22% in the comparable quarter due to certain contracts that were bid at low margins to achieve higher utilization, due to reduced productivity on one project and cost associated with transfer of one barge to the region from the Middle East.

Selling, General and Administrative Expenses.  For the quarter ended March 31, 2005, selling, general and administrative expenses were $10.3 million as compared to $9.6 million reported during the quarter ended March 31, 2004.  The increase is due to increased labor costs, increased legal costs and increased external accounting costs as a result of compliance with Sarbanes-Oxley requirements.

Depreciation and Amortization.  Depreciation and amortization, including amortization of dry-docking costs, for the quarter ended March 31, 2005 was $12.0 million compared to the $9.0 million recorded in the quarter ended March 31, 2004.  The increase is due primarily to higher utilization of our major construction barges, which are depreciated on a unit of production basis.

Interest Expense.  Interest expense decreased $1.2 million to $2.3 million for the quarter ended March 31, 2005, compared to $3.5 million for the quarter ended March 31, 2004.  This was primarily due to decreased average debt outstanding.

Other Expense/Income.  Other expense decreased $0.8 million to income of $0.7 million for the quarter ended March 31, 2005 from an expense of $0.1 million in the prior comparable period due primarily to increased interest income and decreased exchange losses compared to the same period last year.

Net Income (Loss).  The $15.8 million increase in net income was primarily the result of increased activity in our Gulf of Mexico segments and Middle East segments.  Our effective tax rate for the quarter ended March 31, 2005 was 40% as compared to 27% for the same period last year.  The change in the effective tax rate for the quarter ended 2005 as compared to the same period last year is due primarily to a reduction in earnings in certain foreign jurisdictions that are taxed on a deemed profits, percentage of revenue, basis and net operating losses in certain foreign jurisdictions where we did not record a tax benefit.

Loss from discontinued operations, net of taxes of 35%, for the quarter ended March 31, 2004 was $0.9 million.

Segment Information.  Our reportable segments include two divisions, the Offshore Construction Division and the Global Divers and Marine Contractors Division, with five and four reportable segments, respectively.  The Offshore Construction Division includes all pipelay and derrick lifts worldwide as well as diving and marine services in our Asia Pacific region.  Our Global Divers and Marine Contractors Division includes all remaining diving and marine support services worldwide.  Our Global Divers and Marine Contractors Gulf of Mexico segment has been restated for the quarter ended March 31, 2004 to reflect the reclassification of the Liftboat Division, which was sold in October 2004, as discontinued operations.  We have identified nine reportable segments as required by SFAS 131.

The following discusses the results of operations for each of our reportable segments during the first quarter ended March 31, 2005 and 2004.

Offshore Construction Division:

Due to increased activity, total revenues in our Offshore Construction Division increased 63% to $115.8 million in the first quarter of 2005 from $71.1 million (including $0.3 million of intersegment revenues) in the same period in 2004, which had a positive impact on this division's results.  Our 2005 first quarter income before income taxes increased to $0.8 million as compared to a loss of $10.3 million in the first quarter of 2004.  Earnings increased due to increased work from continued Hurricane Ivan repair work in our Gulf of Mexico segment and increased activity in our Middle East segment partially offset by margin erosion in our Latin America segment.  Our worldwide major construction barge fleet utilization for the 2005 quarter increased to 42% compared with 25% utilization in the same quarter last year.

 Gulf of Mexico - Revenues increased 81% to $23.3 million for the quarter ended March 31, 2005 from $12.9 million (including $0.3 million of intersegment revenues) for the quarter ended March 31, 2004 due primarily to increased activity in the region.  In the 2005 period, work continued on numerous pipeline repair jobs related to Hurricane Ivan damage as compared to one large contract that was in progress in the 2004 comparable period.  Income before taxes increased by $20.8 million to $9.9 million primarily due to increased activity and lower allocated costs due to vessels being transferred to other locations.  The Hercules was transferred to our Asia Pacific segment and two vessels were assigned to our Latin America OCD segment.  Utilization of our three major construction barges in the U.S. Gulf of Mexico during the first quarter of 2005 was 61% compared to seven barges achieving 24% in the same period last year.  Bidding activity and the dollar volume of bidding activity during the quarter were up compared to the same period last year.

West Africa - Revenues decreased to $3.5 million for the quarter ended March 31, 2005 compared to $15.6 million for the quarter ended March 31, 2004.  This decrease in first quarter revenues is attributable to two day rate contracts being in progress in the 2004 period as compared to one day-rate contract in progress in the 2005 period.  Loss before income taxes increased to $4.1 million for the quarter ended March 31, 2005 compared to income before taxes of $5.9 million for the same period in 2004.  This was primarily the result of the reduced activity.  In the three months ended March 31, 2005, our three barges in this segment had 4% utilization as compared to 31% in the same period last year.  Bidding activity and the dollar volume of bidding activity during the quarter were up compared to the same period last year.

Latin America - Revenues increased significantly to $65.8 million for the quarter ended March 31, 2005 from $28.4 million for the quarter ended March 31, 2004, due primarily to work performed on five large contracts in the 2005 period as compared to two in the comparable 2004 period.  Income before income taxes decreased $2.8 million to $0.7 million for the quarter ended March 31, 2005 compared to income before taxes of $3.5 million for the quarter ended March 31, 2004, due to lower bid margins, reduced productivity on one project and cost associated with the transfer of the one barge to the region from the Middle East.  Five barges achieved 75% utilization in the first quarter of 2005 compared to two barges achieving 86% utilization in the same quarter last year.  Bidding activity and the dollar volume of bidding activity during the quarter were up over the same period last year.

Asia Pacific - Revenues decreased $3.8 million to $10.4 million for the quarter ended March 31, 2005 compared to $14.2 million for the quarter ended March 31, 2004 due to decreased activity.  Loss before income taxes increased to $7.6 million for the quarter ended March 31, 2005 compared to a loss before income taxes of $6.1 million for the quarter ended March 31, 2004.  The increase in loss before income taxes is due primarily to the transfer of the Hercules to this region partially offset by improved margins.  Utilization for our three major construction vessels, excluding the Hercules, in this segment was 29% compared to 16% in the same period last year.  Both bidding activity and the dollar value of bidding activity during the quarter were down.

Middle East - For the quarter ended March 31, 2005, revenues increased significantly to $12.8 million compared to nominal revenues for the quarter ended March 31, 2004, due primarily to one project in progress in 2005 as compared to no projects in progress in the 2004 period.  Due to the increased activity, income before taxes increased $4.7 million to income before taxes of $2.0 million for the quarter ended March 31, 2005 compared to a loss before income taxes of $2.7 million for the quarter ended March 31, 2004.  Bidding activity and the dollar volume of bidding activity during the quarter were up compared to the same period last year.

Global Divers and Marine Contractors:

Total revenues from our Global Divers and Marine Contractors Division increased to $34.5 million (including $13.1 million of intersegment revenues) in the first quarter of 2005 as compared to $13.1 million (including $4.5 million of intersegment revenues) in the same period in 2004 and results increased to income from continuing operations before taxes of $11.2 million in the first quarter of 2005 from income from continuing operations before income taxes of a nominal amount in the first quarter of 2004.  Income before taxes increased due to increased activity and pricing in our Gulf of Mexico segment due to continued Hurricane Ivan repair work and increased activity in our Latin America and Middle East segment.

 Gulf of Mexico - Revenues increased 193% to $13.5 million (including $4.1 million of intersegment revenues) for the quarter ended March 31, 2005 from $4.6 million (including $2.0 million of intersegment revenues) for the quarter ended March 31, 2004.  Income from continuing operations before income taxes increased by $6.6 million to $4.8 million for the quarter ended March 31, 2005 compared to a loss from continuing operations before income taxes of $1.8 million for the quarter ended March 31, 2004.  The increase in revenues and income before taxes was due primarily to increased activity and pricing due to Hurricane Ivan repair work.  Average diver day rates were up 49% and diver days were up 92% compared to the same period last year.

West Africa - Revenues, all of which were intersegment revenues, decreased $0.5 million to a negligible amount for the quarter ended March 31, 2005 from $0.5 million for the quarter ended March 31, 2004.  Income from continuing operations before income taxes remained nominal for the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004.  The decrease in revenue was due primarily to decreased activity in the region.

Latin America - Revenues, all of which were intersegment revenues, increased to $5.4 million for the quarter ended March 31, 2005 compared to $1.9 million for the quarter ended March 31, 2004 due primarily to work performed on five large contracts in the 2005 period.  Income from continuing operations before income taxes increased for the quarter ended March 31, 2005 to $1.8 million compared to $0.3 million for the quarter ended March 31, 2004, also as a result of the increased activity.

Middle East - For the quarter ended March 31, 2005, revenues increased 160% to $15.6 million (including $3.5 million of intersegment revenues) compared to $6.0 million (including $1.6 million of intersegment revenues) for the quarter ended March 31, 2004 due to increased activity due to several large projects in India.  Income from continuing operations before income taxes increased to $4.5 million for the quarter ended March 31, 2005 compared to $1.6 million for the quarter ended March 31, 2004 due to the increased activity.

Liquidity and Capital Resources

Overview

The principal uses of cash in our business generally have been investment in our assets (particularly for the acquisition and enhancement of vessels), funding working capital and losses from operations, and repayment of debt.  Cash to fund the needs of our business has been provided primarily by operations, debt financing, asset sales and equity issuances.

We expect activity levels to be increasing over the next twelve to twenty-four months.  During the first three months of 2005, we have been awarded over $234.6 million in projects and our backlog at March 31, 2005 was approximately $359.3 million.  Subsequent to March 31, 2005, we were awarded a $212.0 million contract in our Middle East OCD segment.  Approximately $302.6 million, or 84%, of this backlog is expected to be completed in 2005.  The increase in activity will cause working capital to increase.  We have a credit facility to provide for the funding of this anticipated increase in working capital needs in advance of increases in our cash flows from operations.  In addition, the judgment against us in the Vinci (Groupe GTM) litigation may require a substantial cash payment.  Identified capital expenditure projects for the remainder of 2005 are expected to be approximately $38.0 million.  These projects are primarily upgrades to our existing vessels.

Cash Flow

Our cash balance decreased by $46.6 million to $96.6 million at March 31, 2005 from $143.2 million at December 31, 2004.  During the three months ended March 31, 2005, our continuing operations used cash of $37.9 million compared to $35.5 million in the comparable period of 2004 due primarily to increased working capital as a result of increased activity in our Latin America segment.  Cash on hand funded investing activities of $8.2 million and the cash used by our operations.  Investing activities consisted principally of capital expenditures of $2.3 million and dry-docking costs of $5.9 million.

Working capital increased $17.2 million during the three months ended March 31, 2005 to $169.4 million from $152.2 million at December 31, 2004.  The increase in working capital is due primarily to an increase in accounts receivable partially offset by a decrease in cash.  Working capital is anticipated to continue to increase as activity increases.  At March 31, 2005, our backlog was $359.3 million as compared to a backlog of $187.5 million at March 31, 2004.  Approximately 84% of our backlog is expected to be performed during the remainder of 2005.

Our capital expenditures during the three months ended March 31, 2005 aggregated $2.3 million.  We estimate that the cost to complete capital expenditure projects in progress at March 31, 2005 will be approximately $5.8 million, all of which is expected to be incurred during the next nine months.  The capital expenditures are primarily related to vessel and equipment upgrades.

Long-Term Debt

On March 14, 2005, we amended and restated our revolving credit facility.  This amendment was entered into to improve operating flexibility and to take advantage of favorable market conditions.  The amendment (i) decreased the credit facility to $75.0 million from $100.0 million, (ii) provided for an additional $50.0 million credit capacity option, if needed, upon receipt of additional loan commitments by our existing and/or additional lenders, (iii) reduced the requirements of the minimum net worth covenant for all future periods, (iv) changed the maximum leverage ratio to include Title XI bonds, (v) added a minimum fixed charge coverable ratio, (vi) eliminated all the remaining financial covenants, (vii) reduced the interest rate spread applicable to the Company's borrowings under the credit facility (the spreads can range from 0.75% to 1.75% and 1.75% to 2.75% for prime rate and LIBOR based  borrowings, respectively, based upon certain of our financial ratios), (viii) reduced the number of participants in the syndication from seven to three, and (ix) extended the maturity of the credit facility to March 2008 from March 2007.  A fee of $0.4 million was paid for this amendment.  At March 31, 2005, we were in compliance with the terms of our credit facility.  As of May 9, 2005, we had no borrowings, $30.5 million of letters of credit outstanding and $44.5 million of credit availability under our revolving credit facility.

Our Title XI bonds matures in 2025.  The bonds carry an interest rate of 7.71% per annum and require aggregate semi-annual payments of $2.0 million, plus interest.  The agreement pursuant to which the Title XI bonds were issued contains certain covenants, including the maintenance of minimum working capital and net worth requirements.  If not met, additional covenants result that would restrict our operations and our ability to pay cash dividends.  At March 31, 2005, we were in compliance with these covenants.

Other Indebtedness and Obligations

We also have a $16.0 million short-term credit facility at one of our foreign locations that is secured by a letter of credit.  Additionally, in the normal course of business, we provide guarantees and performance, bid, and payment bonds pursuant to agreements, or in connection with bidding to obtain such agreements to perform construction services.  All of these guarantees are secured by parent company guarantees.  The aggregate of these guarantees and bonds at March 31, 2005 was $55.7 million in surety bonds and $30.5 million in bank guarantees/letters of credit.  The surety bonds and bank guarantees/letters of credit expire between April 2005 and December 2005 and between April 2005 and August 2005, respectively.

In August 2003, we renegotiated our April 2001 long-term charter of the Titan 2, a 456-foot self-propelled twin-hulled derrick ship to provide improved vessel staffing and maintenance flexibility.  The new vessel charter payments are approximately $6.1 million annually.  In April 2001, we prepaid $3.0 million of charter payments that will continue to be systematically applied to future charter payments.  The new charter term is 120 months, expiring in August 2013.  This charter can be canceled by us at anytime, subject to a termination penalty of the transfer to the vessel owner of title to our dynamic positioning (DP) system used on the vessel.  The DP system was purchased and installed on the Titan 2 at our cost in the first quarter of 2002 for a total cost of $8.9 million.

Liquidity Outlook

We expect funds available under our credit facility, available cash, and cash generated from operations and recent asset sales, including the sale of our Liftboat Division in October of 2004, to be sufficient to fund our operations (including the anticipated increase in working capital required to fund increasing activity), scheduled debt retirement, planned capital expenditures for the next twelve months, as well as payments that may be required related to the Vinci (Groupe GTM) judgment.  If our cash is insufficient, we will be required to seek additional financing and/or curtail operations or spending including planned capital expenditures.  In addition, as we have in the recent past, we will continue to evaluate the divestiture of vessels that are no longer critical to our operations in order to reduce our operating costs and debt levels.

Over the longer term, we expect cash from operations, supplemented by equity financing and proceeds from long-term debt, to provide sufficient funds to operate and expand our business and maintain our fleet.  For flexibility, we maintain a shelf registration statement that as of May 5, 2005 permits the issuance of up to $365.8 million of debt and equity securities.  In addition, as we have historically done, we will continue to evaluate the merits of any opportunities that may arise for acquisitions of equipment or businesses, which may require additional liquidity.

 Industry and Business Outlook

We expect activity to continue to increase during the next twelve to twenty-four months.  We are currently experiencing growth in our Latin America segments, Asia Pacific segments, and Middle East segments and continued robust activity in our U.S. Gulf of Mexico segments due to additional hurricane-related work.  During the first quarter, we booked $234.6 million of new work and we have subsequently been awarded another $212.0 million in new work in our OCD Middle East segment.  Our backlog at March 31, 2005 was $359.3 million of which $158.6 million related to Latin America and $156.8 related to Asia Pacific.  We currently have bids outstanding and in-house totaling approximately $1.5 billion.  In addition, both contract terms and pricing are becoming more favorable in our domestic and international locations.

We are experiencing an increase in bidding activity and in the dollar volume of bidding activity in all of our locations except our Asia Pacific region.  In addition, activity in our Middle East and West Africa areas is expected to increase into 2006.

Critical Accounting Policies and Estimates

For a discussion of critical accounting policies and estimates, see Item 7.  Management Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2004, which discussion is incorporated herein by reference.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk.

 We use natural hedging techniques to hedge against foreign currency exchange losses by contracting, to the extent possible, international construction jobs to be payable in U.S. dollars.  We also, to the extent possible, maintain cash balances at foreign locations in U.S. dollar accounts.  We do not believe that a change in currency rates in the regions in which we operate would have a significant effect on our results of operations.  Additional quantitative and qualitative disclosures about market risk are in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4.            Controls and Procedures.

As of the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures.  These disclosure controls and procedures are designed to provide us with a reasonable assurance that all of the information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed and maintained to ensure that all of the information required to be disclosed by us in our reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow those persons to make timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that material information relating to our company is made known to management on a timely basis.  Our Chief Executive Officer and Chief Financial Officer noted no significant deficiencies or material weaknesses in the design or operation of our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that are likely to adversely affect our ability to record, process, summarize and report financial information.  There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 5.            Other Matters.

On May 9, 2005, the Compensation Committee of the board of Directors approved the provision of annual cardiovascular examinations using CT angiography to all non-employee directors and their spouses at the Company's expense as part of the director's compensation package beginning in the current year.  The examinations will be provided at a medical facility selected or approved by the Company.

PART II - OTHER INFORMATION

Item 1.            Legal Proceedings.

We are a party in legal proceedings and potential claims arising in the ordinary course of our business. Management does not believe these matters will materially affect our consolidated financial statements.

In November of 1999, we notified Groupe GTM (now Vinci), that as a result of material adverse changes and other breaches by Vinci, we were no longer bound by and were terminating the Share Purchase Agreement to purchase the shares of ETPM S.A.  Vinci responded stating that they believed we were in breach.  The Share Purchase Agreement provided for liquidated damages of $25.0 million to be paid by a party that failed to consummate the transaction under certain circumstances.  We have notified Vinci that we do not believe that the liquidated damages provision is applicable to our termination of the Share Purchase Agreement.  On December 23, 1999, we filed suit against Vinci in the Tribunal de Commerce de Paris to recover damages.  On June 21, 2000, Vinci filed an answer and counterclaim against us seeking the liquidated damages of $25.0 million and other damages, costs and expenses of approximately $3.2 million based on then current exchange rates.  In November 2003, the Tribunal de Commerce de Paris ruled in favor of Vinci in the matter and awarded Vinci $25.0 million plus approximately $8.5 million in interest, exchange rate differential and legal fees.  As a result, we recorded a $33.5 million (pre-tax) provision in the fourth quarter of 2003.  We are currently appealing this verdict in the Cour d'appel de Paris.  On April 12, 2004 the Cour d'appel de Paris heard the case before three appellate judges.  A decision is expected in the second quarter of 2005.  Although the provision for the judgment had a significant impact on our reported results for 2003, we do not believe that the ultimate outcome of this matter will have a material adverse effect on our future results of operations or business operations.

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

Item 6.            Exhibits.

*	15.1 -	Letter regarding unaudited interim financial information.
*	31.1 -	Section 302 Certification of CEO, William J. Dore'
*	31.2 -	Section 302 Certification of CFO, Timothy W. Miciotto
*	32.1 -	Section 906 Certification of CEO, William J. Dore'
*	32.2 -	Section 906 Certification of CFO, Timothy W. Miciotto

*	Included with this filing

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

GLOBAL INDUSTRIES, LTD.

By:
Timothy W. Miciotto
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

May 10, 2005