Form 10-Q
period 2005-06-30
GLOBAL INDUSTRIES LTD
filed 2005-08-09
CIK 895663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                    [ X] YES  [ ]  NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).          [X ] YES  [ ]  NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

            The number of shares of the Registrant's Common Stock outstanding, as of August 4, 2005 was 113,923,054.

Global Industries, Ltd.
Index - Form 10-Q

 Part I - Financial Information

Item 1.	Financial Statements - Unaudited
	Report of Independent Registered Public Accounting Firm	3
	Consolidated Condensed Statements of Operations	4
	Consolidated Condensed Balance Sheets	5
	Consolidated Condensed Statements of Cash Flows	6
	Notes to Consolidated Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

Item 5.	Other Matters	27

Part  II - Other Information

Item 1.	Legal Proceedings	28

Item 4.	Submission of Matters To a Vote of Security Holders	29

Item 6.	Exhibits	29

	Signature	30

PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
     Global Industries, Ltd.:

We have reviewed the accompanying consolidated condensed balance sheet of Global Industries, Ltd. and subsidiaries as of June 30, 2005, and the related consolidated condensed statements of operations for the three-month and six-month periods ended June 30, 2005 and 2004 and of cash flows for the six month-periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to such consolidated condensed interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Global Industries, Ltd. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 14, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

August 8, 2005
Houston, Texas

Global Industries, Ltd.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Results of Operations
Revenues	$209,359	$82,335	$346,615	$161,727
Cost of Operations	171,825	81,442	284,784	157,744
Gross Profit	37,534	893	61,831	3,983
Net (gains) losses on asset disposal	(2,503)	60	(2,615)	53
Selling, general and administrative expenses	14,393	10,132	24,675	19,695
Operating income (loss)	25,644	(9,299)	39,771	(15,765)
Other Expense:
Interest Expense	2,480	3,095	4,864	6,608
Other	(817)	814	(1,546)	958
Income (loss) from continuing operations, before income taxes	23,981	(13,208)	36,453	(23,331)
Income taxes (benefit)	11,628	(3,685)	16,604	(6,421)
Income (loss) from continuing operations, net of taxes	12,353	(9,523)	19,849	(16,910)
Income (loss) from discontinued operations, net of taxes	--	(109)	--	(1,060)
Net income (loss)	$12,353	$(9,632)	$19,849	$(17,970)

Basic Earnings Per Common Share:
Earnings (loss) from continuing operations	$0.11	$(0.09)	$0.18	$(0.16)
Earnings (loss) from discontinued operations	--	(0.00)	--	(0.01)
Basic earnings (loss) per share	$0.11	$(0.09)	$0.18	$(0.17)

Diluted Earnings Per Common Share:
Earnings (loss) from continuing operations	$0.11	$(0.09)	$0.17	$(0.16)
Earnings (loss) from discontinued operations	--	(0.00)	--	(0.01)
Diluted earnings (loss) per share	$0.11	$(0.09)	$0.17	$(0.17)

Weighted Average Common Share Outstanding:
Basic	112,512	110,996	112,557	106,338
Diluted	115,346	110,996	114,911	106,338

 See Notes to Consolidated Condensed Financial Statements.

Global Industries, Ltd.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS
Current Assets:
Cash	$ 101,492	$ 143,161
Receivables - net of allowance of $10,325 for 2005
and $9,456 for 2004, respectively	177,281	123,096
Unbilled work on uncompleted contracts	82,260	7,980
Prepaid expenses and other	29,264	23,068
Total current assets	390,297	297,305
Property and Equipment, net	336,882	343,919
Other Assets:
Deferred charges, net	22,448	21,860
Goodwill, net	37,388	37,388
Other	378	4,315
Total other assets	60,214	63,563
Total	$ 787,393	$ 704,787

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$ 3,960	$ 3,960
Accounts payable	116,437	80,635
Employee-related liabilities	13,324	7,890
Income taxes payable	11,763	8,506
Accrued interest	2,256	2,347
Advance billings on uncompleted contracts	--	4,008
Vinci (Groupe GTM) litigation liability	34,324	34,068
Other accrued liabilities	11,841	3,689
Total current liabilities	193,905	145,103

Long-Term Debt	75,240	77,220
Deferred Income Taxes	43,156	30,846
Other Liabilities	839	890

Commitments and Contingencies	--	--

Shareholders' Equity:
Common stock issued, 112,926 and 112,523 shares,
respectively	1,129	1,125
Additional paid-in capital	342,922	339,250
Accumulated other comprehensive loss	(8,978)	(8,978)
Retained earnings	139,180	119,331
Total shareholders' equity	474,253	450,728
Total	$ 787,393	$ 704,787

See Notes to Consolidated Condensed Financial Statements.

Global Industries, Ltd.>
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash Flows From Operating Activities:
Income (loss) from continuing operations	$ 19,849	$ (16,910)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25,208	17,907
Loss (gain) on sale, disposal of property and equipment	(615)	53
Provision for doubtful accounts	1,056	1,472
Deferred income taxes	12,310	(9,475)
Other	--	605
Changes in operating assets and liabilities
Receivables	(51,342)	(5,714)
Unbilled work on uncompleted contracts	(74,280)	(16,498)
Prepaid expenses and other	(5,342)	(18,540)
Accounts payable, employee-related liabilities and
other accrued liabilities	46,255	13,227
Latin America tax penalties and fees	2,500	--
Net cash used in continuing operations	(24,401)	(33,873)
Net cash provided by discontinued operations	--	3,124
Net cash used in operating activities	(24,401)	(30,749)

Cash Flows From Investing Activities:
Proceeds from sale of assets	1,329	86
Additions to property and equipment	(11,012)	(2,396)
Additions to deferred charges	(7,950)	(16,661)
Net cash used in continuing operations	(17,633)	(18,971)
Net cash used in from discontinued operations	--	(3,498)
Net cash used in investing activities	(17,633)	(22,469)

Cash Flows From Financing Activities:
Proceeds from long-term debt	--	112,000
Proceeds from sale of common stock, net	2,345	48,376
Repayment of long-term debt	(1,980)	(102,822)
Net cash provided by financing activities	365	57,554

Cash:
(Decrease) increase	(41,669)	4,336
Beginning of period	143,161	15,628
End of period	$ 101,492	$ 19,964

See Notes to Consolidated Condensed Financial Statements.

Global Industries, Ltd.
Notes to Consolidated Condensed Financial Statements (Unaudited)

1.      Basis of Presentation - The accompanying unaudited consolidated condensed financial statements include the accounts of Global Industries, Ltd. and its subsidiaries (the "Company," "we," "us," or "our").

        In the opinion of management of the Company, all adjustments (such adjustments consisting only of a normal recurring nature) necessary for a fair presentation of the operating results for the interim periods presented have been included in the unaudited consolidated condensed financial statements. Operating results for the period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

        Certain reclassifications have been made to the prior period financial statements in order to conform to the classifications adopted for reporting in 2005.

2.     Stock-Based Compensation - In December 2004, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123R").  SFAS No. 123R is a revision of SFAS No. 123 and supersedes Accounting Principles Board (APB) No. 25. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period in which an employee is required to provide service in exchange for the award. SFAS No. 123R also requires a public entity to initially measure the cost of employee services rendered in exchange for an award of liability instruments at its current fair value. The fair value of that award is to be remeasured subsequently at each reporting date through the settlement date. Changes in the fair value during the required service period are to be recognized as compensation cost over that period. We are currently in the process of evaluating the impact of SFAS No. 123R on our consolidated financial statements. We will adopt SFAS No. 123R on January 1, 2006.

         The Company continues to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its restricted stock awards and shares subject to options as allowed under SFAS No. 123R, "Share-Based Payment." Additionally, under APB 25, our employee stock purchase plan is considered noncompensatory, and accordingly, no compensation cost has been recognized in the financial statements. Therefore, the Company has elected to make pro forma disclosures versus recognizing the related compensation expense in the accompanying consolidated financial statements. Had the Company elected to apply the accounting standards of SFAS No. 123R, the Company's net income and earnings per share would have approximated the pro forma amounts indicated below:

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Income (loss) from continuing operations, net of
taxes	$ 12,353	$ (9,523)	$ 19,849	$(16,910)
Add: Recognized stock compensation expense	408	115	866	231
Deduct: FAS 123 pro forma stock compensation expense	(738)	(1,203)	(1,520)	(2,407)
Pro forma net income (loss)	$ 12,023	$(10,611)	$ 19,195	$ (19,086)

Earnings (loss) per common share:
As reported:
Basic	$ 0.11	$ (0.09)	$ 0.18	$ (0.16)
Diluted	0.11	(0.09)	0.18	(0.16)
Pro forma:
Basic	0.11	(0.10)	0.17	(0.18)
Diluted	0.11	(0.10)	0.17	(0.18)

3.    Contracts in Progress and Revenue Recognition - Revenues from construction contracts, are generally recognized on the percentage-of-completion method, measured by relating the actual cost of work performed to date to the current estimated total cost (the cost-to-cost method) of the respective contract. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect vessel costs (including depreciation and amortization), labor, supplies, and repairs. During the early stages of a contract, certain costs may be excluded from the cost-to-cost method of measuring progress, such as significant costs for materials and major third-party subcontractors, if it appears that such exclusion would result in a more meaningful measurement of actual contract progress and resulting periodic allocation of income. Provisions for estimated losses, if any, on uncompleted contracts are made in the period in which such losses are determined. Selling, general and administrative costs are charged to expense as incurred. We also provide services on a day-rate basis to many of our customers in both our Offshore Construction Division and our Global Divers and Marine Contractors Division. Revenue for these services is recognized as the services are rendered and when collectability is reasonably assured.

4.    Receivables - Trade and other receivables are stated at net realizable value and the allowances for uncollectible accounts were $10.3 million and $9.5 million at June 30, 2005 and December 31, 2004, respectively. Certain receivables represent amounts that have not yet been billed to the customer pursuant to contractually specified milestone billing requirements. At June 30, 2005 and December 31, 2004, our receivables included unbilled receivables of $37.0 million and $27.1 million, respectively. We include claims and unapproved change orders in contract revenues to the extent of costs incurred when (1) the contract or other evidence provides a legal basis for the claim, (2) additional costs are not the result of deficiencies in our performance, (3) costs are identifiable, and (4) evidence supporting the claim is objective and verifiable. The basis for our recorded unapproved change orders and claims is formed after we engage in an extensive contract review, a review of the supporting evidence and generally, obtained a legal opinion from either internal or external legal counsel. Additionally, we believe that we have objective, verifiable evidence to support these claims. That evidence consists of explicit contractual terms and/or written legal opinions. The claims and unapproved change orders, included in receivables and unbilled receivables, amounted to $26.4 million at June 30, 2005 and $21.1 million at December 31, 2004. Retainage at June 30, 2005 was $3.9 million and is expected to be billed in 2005. Retainage at December 31, 2004 was $4.4 million.

Costs and Estimated Earnings on Uncompleted Contracts:

	June 30,	December 31,
	2005	2004
	(In thousands)
Costs incurred on uncompleted contracts	$ 322,950	$ 172,333
Estimated earnings	26,233	19,200
	349,183	191,533
Less: Billings to date	266,923	187,561
	$ 82,260	$ 3,972
Included in accompanying balance sheets under the
following captions:
Unbilled work on uncompleted contracts	$ 82,260	$ 7,980
Advance billings on uncompleted contracts	--	(4,008)
Unbilled revenues	$ 82,260	$ 3,972

5.     Goodwill - Goodwill represents the excess cost over the fair value of net assets acquired. The carrying amount of goodwill as of June 30, 2005 and December 31, 2004 was approximately $37.4 million and is primarily attributable to our Latin America segment. We completed the required annual impairment test, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," during the first quarter of 2005 and determined that our goodwill was not impaired.

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

7.     Income Taxes - Our effective tax rate for the six months ended June 30, 2005 was 45.5%. This rate varies from our 35% U.S. Federal statutory rate due primarily to certain foreign jurisdictions that are taxed on a deemed profits (percentage of revenue) basis, net operating losses in certain foreign jurisdictions where we did not record a tax benefit and certain permanent book to tax differences.

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

On June 7, 2005, the credit facility was increased to $85.0 million to provide additional credit capacity due to increased bonding requirements. A fee of $0.1 million was paid for this change.

At June 30, 2005, we were in compliance with the terms of our credit facility. As of August 2, 2005, we had no borrowings outstanding under the credit facility, $68.3 million of letters of credit outstanding and $16.7 million of credit availability under our revolving credit facility.

Our Title XI bonds mature in 2025. The bonds carry an interest rate of 7.71% per annum and require aggregate semi-annual payments of $2.0 million, plus interest. The agreement pursuant to which the Title XI bonds were issued contains certain covenants, including the maintenance of minimum working capital and net worth requirements. If not met, additional covenants may result that would restrict our operations and our ability to pay cash dividends.  At June 30, 2005, we were in compliance with these covenants.

We also have a $16.0 million short-term credit facility at one of our foreign locations that is secured by a letter of credit.

9.     Commitments and Contingencies - We are a party to legal proceedings and potential claims arising in the ordinary course of business. Management does not believe these matters will materially affect our consolidated financial statements.

In November 1999, we notified Groupe GTM (now Vinci) that as a result of material adverse changes and other breaches by Vinci, we were no longer bound by and were terminating the Share Purchase Agreement to purchase the shares of ETPM S.A. Vinci responded stating that they believed we were in breach. The Share Purchase Agreement provided for liquidated damages of $25.0 million to be paid by a party that failed to consummate the transaction under certain circumstances. We notified Vinci that we do not believe that the liquidated damages provision is applicable to our termination of the Share Purchase Agreement. On December 23, 1999, we filed suit against Vinci in the Tribunal de Commerce de Paris to recover damages. On June 21, 2000, Vinci filed an answer and counterclaim against us seeking the liquidated damages of $25.0 million and other damages, costs and expenses of approximately $3.2 million based on then current exchange rates. In November 2003, the Tribunal de Commerce de Paris ruled in favor of Vinci in the matter and awarded Vinci $25.0 million plus approximately $8.5 million in interest, exchange rate differential and legal fees. As a result, although we have not yet paid the judgment, we recorded a $33.5 million (pre-tax) provision in the fourth quarter of 2003. We appealed this verdict in the Cour d'appel de Paris. On April 12, 2004 the Cour d'appel de Paris heard the case before three appellate judges. A decision was rendered in May 2005 by the Cour d'appel de Paris upholding the lower court decision. We are studying whether additional appeals are appropriate. Vinci has filed an enforcement action in the United States District Court for the Eastern District of Louisiana (civil action number 05-3251). The Company intends to defend this action by Vinci, however, the Company may be required to pay the judgment this year. Although the provision for the judgment had a significant impact on our reported results for 2003, we do not believe that the ultimate outcome of this matter will have a material adverse effect on our future results of operations or business.

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

On June 30, 2005, we were notified by the Mexican appeals court of an unfavorable decision in a litigation related to an audit assessment of 1999 corporate income and value added taxes totaling $15.4 million. The assessment is related to the timing of contract revenue recognition for Mexican tax purposes. The assessed amount includes taxes adjusted for inflationary costs of approximately $5.4 million and penalties and interest of approximately $10.0 million. As a result of this decision, Global may file amended corporate returns for subsequent years that will result in decreased taxes for those years and offset the amount of tax assessed. Global has filed an appeal before the Mexico Supreme Court for the penalties and is currently negotiating the amount of the taxes and interest with the Mexican tax authorities. For the quarter ended June 30, 2005, a reserve of $2.5 million dollars has been established and recorded in our Latin America segment and represents management's assessment of the most likely outcome of the dispute settlement.

The terms of our contracts typically include liquidated damages provisions in the event that certain deadlines or conditions are not met. We currently have potential exposures for such provisions in our Latin America segment. We believe that we have substantial defenses related to these exposures and expect to mitigate our exposures via specific contract extensions. While we have recorded contract reserves for the liquidated damages that we believe will ultimately result, the aggregate exposures are approximately $4.7 million in excess of the reserve amounts.

In the normal course of our business, we provide guarantees and performance, bid, and payment bonds pursuant to agreements to perform construction services, or in connection with bidding to obtain such agreements. All of these guarantees are secured by parent company guarantees. The aggregate of these guarantees and bonds at June 30, 2005 was $48.6 million in surety bonds and $68.4 million in bank guarantees/letters of credit. The surety bonds and bank guarantees/letters of credit expire between August  2005 and December 2005 and between August 2005 and August 2008, respectively.

We estimate that the cost to complete capital expenditure projects in progress at June 30, 2005 approximates $7.0 million.

10.  Industry Segment Information - We conduct our operations through two divisions, Offshore Construction Division (OCD) and Global Divers and Marine Contractors (GDMC). OCD includes all pipelay and derrick lifts worldwide as well as diving and marine support services in our Asia Pacific region. GDMC includes all remaining diving and marine support services worldwide.

We classified our Liftboat Division, which was sold in October 2004 and historically included in our GDMC Gulf of Mexico segment, as discontinued operations. The presentation of segment disclosure information provided below has been reclassified for this change. (See Note 11 of the Notes to Consolidated Condensed Financial Statements for additional information.) The following tables present information about the profit or loss of each of the Company's nine reportable segments for the quarters and six months ended June 30, 2005 and 2004. The information contains certain allocations of corporate expenses that we deem reasonable and appropriate for the evaluation of results of operations.

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands)
Total segment revenues:
Offshore Construction Division:
Gulf of Mexico	$22,671	$13,271	$45,990	$26,154
West Africa	5,802	1,508	9,320	17,083
Latin America	96,706	31,702	162,461	60,065
Asia Pacific	48,548	23,913	58,919	38,137
Middle East	14,307	177	27,107	182
Subtotal	$188,034	$70,571	$303,797	$141,621

Global Divers and Marine Contractors:
Gulf of Mexico	$10,177	$10,431	$23,697	$15,049
West Africa	185	--	245	525
Latin America	8,139	1,829	13,555	3,761
Middle East	16,752	5,643	32,303	11,674
Subtotal	$35,253	$17,903	$69,800	$31,009
Total	$223,287	$88,474	$373,597	$172,630

Intersegment eliminations:
Offshore Construction Division:
Gulf of Mexico	$--	$3,157	$--	$3,460
Asia Pacific	227	--	227	--
Subtotal	$227	$3,157	$227	$3,460

Global Divers and Marine Contractors:
Gulf of Mexico	$2,790	$1,153	$6,899	$3,157
West Africa	185	--	245	525
Latin America	8,139	1,829	13,555	3,761
Middle East	2,587	--	6,056	--
Subtotal	$13,701	$2,982	$26,755	$7,443
Total	$13,928	$6,139	$26,982	$10,903

Total segment revenues from external customers	$209,359	$82,335	$346,615	$161,727
Income (loss) from continuing operations
before income taxes:
Offshore Construction Division:
Gulf of Mexico	$6,755	$(6,602)	$16,676	$(17,477)
West Africa	(3,525)	(4,347)	(7,659)	1,550
Latin America	(2,458)	975	(1,806)	4,502
Asia Pacific	6,497	(574)	(1,088)	(6,688)
Middle East	5,779	(3,008)	7,761	(5,741)
Subtotal	$13,048	$(13,556)	$13,884	$(23,854)

Global Divers and Marine Contractors:
Gulf of Mexico	$3,562	$(830)	$8,391	$(2,674)
West Africa	66	(74)	84	(53)
Latin America	1,632	584	3,456	895
Middle East	5,366	1,520	9,893	3,073
Subtotal	$10,626	$1,200	$21,824	$1,241
Total	$23,674	$(12,356)	$35,708	$(22,613)

The following table reconciles the revenues of the reportable segments and profit or loss presented above to our consolidated totals.

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands)
Revenues:
Total for reportable segments	$223,287	$88,474	$373,597	$172,630
Elimination of intersegment revenues	(13,928)	(6,139)	(26,982)	(10,903)
Total	$209,359	$82,335	$346,615	$161,727

Income (loss) from continuing operations
before income taxes:
Total for reportable segments	23,674	$(12,356)	$35,708	$(22,613)
Over (under) allocated corporate expense	307	(852)	745	(718)
Total consolidated income (loss) from
continuing operations before tax	$23,981	$(13,208)	$36,453	$(23,331)

11.   Discontinued Operations - The Liftboat Division, which was sold in October 2004, was historically included in our GDMC Gulf of Mexico segment. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Liftboat Division's results of operations, financial position and cash flows have been reflected in the 2004 consolidated financial statements and notes as a discontinued operation. We completed the sales transaction with Mercury Offshore Assets, LLC in October 2004.

Operating results of the Liftboat Division's discontinued operation were as follows:

	Quarter Ended June 30,	Six Months Ended June 30,
	2004	2004
	(In thousands)

Revenues	$6,674	$12,052
Loss before income taxes	(167)	(1,629)
Income tax benefit	(58)	(569)
Net loss from discontinued operations	$(109)	$(1,060)

Item 2.            Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion presents management's discussion and analysis of our financial condition and results of operations. The following discussion should be read in conjunction with our unaudited consolidated condensed financial statements for the periods ended June 30, 2005 and 2004, included in Item 1 of this report, and our audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

We conduct our operations through two divisions, Offshore Construction Division (OCD) and Global Divers and Marine Contractors (GDMC). OCD includes all pipelay and derrick lifts worldwide as well as diving and marine support services in our Asia Pacific region. GDMC includes all remaining diving and marine support services worldwide. Our GDMC Gulf of Mexico segment has been restated for the quarter ended June 30, 2004 to reflect the reclassification of the Liftboat Division, which was sold in October 2004, as discontinued operations.

Our construction activity level (activity) is one of the three primary drivers of our business results in terms of revenues, gross profit, and gross profit as a percentage of revenues (margins). The other two are pricing (which is affected by contract mix) and operating efficiency or productivity on any particular construction project. Activity levels have a significant impact on our gross profit and gross profit as percentage of revenues because our business is capital and personnel intensive. Our vessels, operations personnel, and marine facilities used to perform our construction work "sit idle" when not working; in most cases, however, much of their costs remain (including depreciation) and are essentially fixed. In general, the more activity, the more these fixed costs are recovered; therefore, more gross profit is recognized. This has the effect of improving gross margins. As activity levels decrease, revenues decline but our costs do not proportionately decline, thereby constricting our gross profit and margins. Activity levels can be affected by changes in demand due to economic or other conditions in the oil and gas exploration business, seasonal conditions in certain geographic areas, and/or our ability to win the bidding for available jobs.

Our results of operations depend heavily on obtaining sufficient quantity of offshore construction contracts with sufficient gross profit margins. Contract bidding is very competitive.

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

Our competition and inherent operating risks vary by area of the world in which we operate and affect individual segment profitability.

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

Our second quarter and six months results for 2005 reflect marked improvement compared to the same period in 2004 as our gross profit increased by $36.6 million and $57.8 million, respectively, due primarily to increased activity in almost all of our segments, partially offset by low margins due to poor productivity in our Latin America OCD segment.

During the second quarter of 2005, we booked approximately $286.0 million of new work resulting in a backlog of approximately $436.0 million at June 30, 2005 as compared to $277.1 million on the same date last year. Our backlog is principally comprised as follows: Middle East $203.0 million, Latin America $86.2 million and Southeast Asia $112.1 million. Backlog scheduled to be worked off in fiscal 2005, 2006, and 2007 is $194.5 million, $138.0 million, and $103.5 million, respectively.  For the quarter ended June 30, 2005, as compared to the same period last year, company-wide bidding activity and the dollar volume of bidding activity was up. During the quarter, we received 118 new bid requests with a total estimated value of $1.0 billion and we currently have bids outstanding and in-house totaling approximately $1.6 billion.

The following table sets forth, for the periods indicated, our statements of operations expressed as a percentage of revenues.

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of operations	82.1	98.9	82.2	97.5
Gross profit	17.9	1.1	17.8	2.5
Net (gains) losses on asset disposal	(1.2)	0.1	(0.8)	0.0
Selling, general and administrative expenses	6.9	12.3	7.1	12.2
Operating income (loss)	12.2	(11.3)	11.5	(9.7)
Other expenses (income)
Interest expense	1.2	3.8	1.4	4.1
Other	(0.4)	1.0	(0.4)	0.6
Income (loss) from continuing operations, before income taxes	11.4	(16.1)	10.5	(14.4)
Income taxes (benefit)	5.5	(4.5)	4.8	(4.0)
Income (loss) from continuing operations,
net of taxes	5.9	(11.6)	5.7	(10.4)
Income (loss) from discontinued operations, net of taxes	--	(0.1)	--	(0.7)
Net income (loss)	5.9%	(11.7)%	5.7%	(11.1)%

Quarter Ended June 30, 2005 Compared to Quarter Ended June 30, 2004

	Quarter Ended June 30,
	2005	2004	Percentage Change
	(In Millions)
Revenues	$209.3	$82.3	154%
Cost of operations	171.8	81.4	111
Gross profit	37.5	0.9	*
Net (gains) losses on asset disposal	(2.5)	0.1	*
Selling, general and administrative expenses	14.4	10.1	43
Operating income (loss)	25.6	(9.3)	375
Other expenses (income)
Interest expense	2.4	3.1	(23)
Other	(0.8)	0.8	200
Income (loss) from continuing operations, before income taxes	24.0	(13.2)	282
Income taxes	11.6	(3.7)	414
Income (loss) from continuing operations, net of taxes	12.4	(9.5)	231
Income (loss) from discontinued operations, net of taxes	--	(0.1)	100
Net income (loss)	$12.4	$(9.6)	229%

____________________

*    not meaningful

Revenues.  The 154% increase in revenues was primarily attributable to increased activity in all our segments. Our Gulf of Mexico segments experienced increased activity and improved pricing due primarily to Hurricane Ivan repair work. Major construction barge utilization in our OCD increased to 67% compared with 20% in the same quarter last year. For a detailed discussion of revenues in each division and geographic area, see "Segment Information" below.

Gross Profit.  Gross profit increased by $36.6 million due primarily to increased activity in our Asia Pacific segment, Gulf of Mexico segments and Middle East segments partially offset by decreased margins in our Latin America segment due to poor productivity. As a percentage of revenue, gross profits increased to 18% from 1%. Due to poor productivity on two large projects, our gross profit in our Latin America OCD segment, as a percentage of revenues, declined to 4% from 13% in the comparable quarter.

Selling, General and Administrative Expenses.  For the quarter ended June 30, 2005, selling, general and administrative expenses were $14.4 million as compared to $10.1 million reported during the quarter ended June 30, 2004. The increase is due to a $2.5 million tax penalty reserve in our Latin America segment and increased labor costs.

Depreciation and Amortization.  Depreciation and amortization, including amortization of dry-docking costs, for the quarter ended June 30, 2005 was $13.6 million compared to the $9.2 million recorded in the quarter ended June 30, 2004. The increase is due primarily to higher utilization of our major construction barges, which are depreciated on a unit of production basis.

Interest Expense.  Interest expense decreased $0.7 million to $2.4 million for the quarter ended June 30, 2005, compared to $3.1 million for the quarter ended June 30, 2004. This was primarily due to decreased average debt outstanding.

Other Expense/Income.  Other expense decreased $1.6 million to income of $0.8 million for the quarter ended June 30, 2005 from an expense of $0.8 million in the prior comparable period due primarily to increased interest income and exchange gains compared to the same period last year.

Net Income (Loss).  The $22.0 million increase in net income was primarily the result of increased activity in all segments. Our effective tax rate for the quarter ended June 30, 2005 was 48% as compared to 28% for the same period last year. The change in the effective tax rate for the quarter ended 2005 as compared to the same period last year is due primarily to a reduction in earnings in certain foreign jurisdictions that are taxed on a deemed profits, percentage of revenue, basis and net operating losses in certain foreign jurisdictions where we did not record a tax benefit.

Loss from discontinued operations, net of taxes of 35%, for the quarter ended June 30, 2004 was $0.1 million.

Segment Information.  Our reportable segments include two divisions, the Offshore Construction Division and the Global Divers and Marine Contractors Division, with five and four reportable segments, respectively. The Offshore Construction Division includes all pipelay and derrick lifts worldwide as well as diving and marine services in our Asia Pacific region. Our Global Divers and Marine Contractors Division includes all remaining diving and marine support services worldwide. Our Global Divers and Marine Contractors Gulf of Mexico segment has been restated for the quarter ended June 30, 2004 to reflect the reclassification of the Liftboat Division, which was sold in October 2004, as discontinued operations. We have identified nine reportable segments as required by SFAS 131.

The following discusses the results of operations for each of our reportable segments during the second quarter ended June 30, 2005 and 2004.

Offshore Construction Division:

Due to increased activity, total revenues in our Offshore Construction Division increased 166% to $188.0 million (including $0.2 million of intersegment revenues) in the second quarter of 2005 from $70.6 million (including $3.2 million of intersegment revenues) in the same period in 2004, which had a positive impact on this division's results. This division's 2005 second quarter income before income taxes increased to $13.0 million as compared to a loss of $13.6 million in the second quarter of 2004. Earnings increased due to increased work were partially offset by low margins due to poor productivity in our Latin America segment and losses in our West Africa segment. Our worldwide major construction barge fleet utilization for the 2005 quarter increased to 67% compared to 20% utilization in the same quarter last year.

Gulf of Mexico - Revenues increased 71% to $22.7 million for the quarter ended June 30, 2005 from $13.3 million (including $3.2 million of intersegment revenues) for the quarter ended June 30, 2004 due primarily to increased activity in the region.  In the 2005 period, work continued on numerous pipeline repair jobs related to Hurricane Ivan damage and one large pipeline project as compared to only a few small contracts that were in progress in the 2004 comparable period. Income before taxes increased by $13.4 million to $6.8 million primarily due to increased activity and lower allocated costs due to vessels being transferred to other locations. The Hercules was transferred to our Asia Pacific segment and two vessels were assigned to our Latin America OCD segment. Utilization of our two major construction barges in the U.S. Gulf of Mexico during the second quarter of 2005 was 71% compared to five barges achieving 29% in the same period last year. Bidding activity and the dollar volume of bidding activity during the quarter were up compared to the same period last year.

West Africa - Revenues increased to $5.8 million for the quarter ended June 30, 2005 compared to $1.5 million for the quarter ended June 30, 2004. This increase in second quarter revenues is attributable to two day-rate contracts being in progress in the 2005 period as compared to one day-rate contract in progress in the 2004 period. Loss before income taxes decreased to $3.5 million for the quarter ended June 30, 2004 compared to loss before taxes of $4.3 million for the same period in 2004. This was primarily the result of the increased activity. For the quarter ended June 30, 2005, our three barges in this segment had 6% utilization as compared to 1% in the same period last year. Bidding activity and the dollar volume of bidding activity declined during the quarter compared to the same period last year.

Latin America - Revenues increased significantly to $96.7 million for the quarter ended June 30, 2005 from $31.7 million for the quarter ended June 30, 2004, due primarily to work performed on six large contracts in the 2005 period as compared to three in the comparable 2004 period. Income before income taxes decreased $3.5 million to loss before taxes of $2.5 million for the quarter ended June 30, 2005 compared to income before taxes of $1.0 million for the quarter ended June 30, 2004, due to poor productivity on two projects and a $2.5 million tax penalty reserve. Six barges achieved 95% utilization in the second quarter of 2005 compared to two barges achieving 47% utilization in the same quarter last year. Bidding activity and the dollar volume of bidding activity during the quarter were down over the same period last year.

Asia Pacific - Revenues increased $24.6 million to $48.5 million (including $0.2 million of intersegment revenues) for the quarter ended June 30, 2005 compared to $23.9 million for the quarter ended June 30, 2004 due to increased activity. Income before income taxes increased to $6.5 million for the quarter ended June 30, 2005 compared to a loss before income taxes of $0.6 million for the quarter ended June 30, 2004. The increase in income before income taxes was due primarily to increased activity. Utilization for our four major construction vessels, including the Hercules, in this segment was 60% compared to 24% in the same period last year. Both bidding activity and the dollar value of bidding activity rose during the quarter compared to the prior comparable period.

Middle East - For the quarter ended June 30, 2005, revenues increased significantly to $14.3 million compared to nominal revenues for the quarter ended June 30, 2004, due primarily to two projects in progress in 2005 as compared to no projects in progress in the 2004 period. Due to the increased activity and the $2.0 million gain on the disposition of one cargo barge, income before taxes increased $8.8 million to income before taxes of $5.8 million for the quarter ended June 30, 2005 compared to a loss before income taxes of $3.0 million for the quarter ended June 30, 2004. Bidding activity and the dollar volume of bidding activity during the quarter decreased compared to the same period last year.

Global Divers and Marine Contractors:

Total revenues from our Global Divers and Marine Contractors Division increased to $35.3 million (including $13.7 million of intersegment revenues) in the second quarter of 2005 as compared to $17.9 million (including $3.0 million of intersegment revenues) in the same period in 2004 and results increased to income from continuing operations before taxes of $10.6 million in the second quarter of 2005 from income from continuing operations before income taxes of $1.2 million in the second quarter of 2004. Income before taxes increased due to improved pricing in our Gulf of Mexico segment due to continued Hurricane Ivan repair work and increased activity in our Latin America and Middle East segments.

Gulf of Mexico - Revenues decreased 2% to $10.2 million (including $2.8 million of intersegment revenues) for the quarter ended June 30, 2005 from $10.4 million (including $1.2 million of intersegment revenues) for the quarter ended June 30, 2004. Income from continuing operations before income taxes increased by $4.4 million to $3.6 million for the quarter ended June 30, 2005 compared to a loss from continuing operations before income taxes of $0.8 million for the quarter ended June 30, 2004. The increase in income before taxes was due primarily to a different mix of diving work. Average diver-day-rates decreased 33% and diver-days rose 45% compared to the same period last year.

West Africa - Revenues, all of which were intersegment revenues, increased $0.2 million for the quarter ended June 30, 2005 from a negligible amount for the quarter ended June 30, 2004. Income from continuing operations before income taxes remained nominal for the quarter ended June 30, 2005 compared to the quarter ended June 30, 2004. The increase in revenue was due primarily to increased activity in the region.

Latin America - Revenues, all of which were intersegment revenues, increased to $8.1 million for the quarter ended June 30, 2005 compared to $1.8 million for the quarter ended June 30, 2004 due primarily to work performed on five large contracts in the 2005. Income from continuing operations before income taxes increased for the quarter ended June 30, 2005 to $1.6 million compared to $0.6 million for the quarter ended June 30, 2004, also as a result of increased activity.

Middle East - For the quarter ended June 30, 2005, revenues increased 200% to $16.8 million (including $2.6 million of intersegment revenues) compared to $5.6 million for the quarter ended June 30, 2004 due to improved pricing and increased activity due to several large projects in India. Income from continuing operations before income taxes increased to $5.4 million for the quarter ended June 30, 2005 compared to $1.5 million for the quarter ended June 30, 2004 due to increased activity.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

	Six Months Ended June 30,
	2005	2004	Percentage Change
	(In Millions)
Revenues	$346.6	$161.7	114%
Cost of operations	284.8	157.7	81
Gross profit	61.8	4.0	*
Net (gains) losses on asset disposal	(2.6)	0.1	*
Selling, general and administrative expenses	24.6	19.7	25
Operating income (loss)	39.8	(15.8)	352
Other expenses (income)
Interest expense	4.9	6.6	(26)
Other	(1.5)	0.9	267
Income (loss) from continuing operations, before income taxes	36.4	(23.3)	256
Income taxes (benefit)	16.6	(6.4)	359
Income (loss) from continuing operations, net of taxes	19.8	(16.9)	217
Income (loss) from discontinued operations, net of taxes	--	(1.1)	100
Net income (loss)	$19.8	$(18.0)	210%

____________________

*    not meaningful

Revenues.  The 114% increase in revenues was primarily attributable to increased activity in our Latin America segments, Gulf of Mexico segments, Asia Pacific segment and Middle East segments partially offset by decreased activity in our West Africa segments. Our Gulf of Mexico segments experienced increased activity and improved pricing due primarily to Hurricane Ivan repair work. Major construction barge utilization in our Offshore Construction Division increased to 65% compared with 31% in the first six months of  last year. For a detailed discussion of revenues in each division and geographic area, see "Segment Information" below.

Gross Profit.  Gross profit increased by $57.8 million due primarily to increased activity in our Asia Pacific segment, Gulf of Mexico segments and Middle East segments. As a percentage of revenue, gross profits increased to 18% from 2%. Our gross profit in our Latin America OCD segment, as a percentage of revenues, declined to 6% from 17% in the comparable quarter due to poor productivity on certain contracts.

Selling, General and Administrative Expenses.  For the six months ended June 30, 2005, selling, general and administrative expenses were $24.6 million as compared to $19.7 million reported during the six months ended June 30, 2004. The increase is due to a $2.5 million tax penalty reserve, increased labor costs and increased legal costs.

Depreciation and Amortization.  Depreciation and amortization, including amortization of dry-docking costs, for the six months ended June 30, 2005 was $25.2 million compared to the $17.9 million recorded in the six months ended June 30, 2004. The increase is due primarily to higher utilization of our major construction barges, which are depreciated on a unit of production basis.

Interest Expense.  Interest expense decreased $1.7 million to $4.9 million for the six months ended June 30, 2005, compared to $6.6 million for the six months ended June 30, 2004. This was primarily due to decreased average debt outstanding.

Other Expense/Income.  Other expense decreased $2.4 million to income of $1.5 million for the six months ended June 30, 2005 from an expense of  $0.9 million in the prior comparable period due primarily to increased interest income and decreased exchange losses compared to the same period last year.

Net Income (Loss).  The $37.8 million increase in net income was primarily the result of increased activity in our Asia Pacific segments, Gulf of Mexico segments and Middle East segments. Our effective tax rate for the six months ended June 30, 2005 was 46% as compared to 27% for the same period last year. The change in the effective tax rate for the six months ended 2005 as compared to the same period last year is due primarily to a reduction in earnings in certain foreign jurisdictions that are taxed on a deemed profits, percentage of revenue, basis and net operating losses in certain foreign jurisdictions where we did not record a tax benefit.

Loss from discontinued operations, net of taxes of 35%, for the six months ended June 30, 2005 was $1.1 million.

Segment Information.  Our reportable segments include two divisions, the Offshore Construction Division and the Global Divers and Marine Contractors Division, with five and four reportable segments, respectively. The Offshore Construction Division includes all pipelay and derrick lifts worldwide as well as diving and marine services in our Asia Pacific region. Our Global Divers and Marine Contractors Division includes all remaining diving and marine support services worldwide. Our Global Divers and Marine Contractors Gulf of Mexico segment has been restated for the quarter ended June 30, 2004 to reflect the reclassification of the Liftboat Division, which was sold in October 2004, as discontinued operations. We have identified nine reportable segments as required by SFAS 131.

The following discusses the results of operations for each of our reportable segments during the six months ended June 30, 2005 and 2004.

 Offshore Construction Division:

Due to increased activity, total revenues in our Offshore Construction Division increased 115% to $303.8 million (including $0.2 million of intersegment revenues) in the six months quarter of 2005 from $141.6 million (including $3.5 million of intersegment revenues) in the same period in 2004, which had a positive impact on this division's results. Our 2005 first six months income before income taxes increased to $13.9 million as compared to a loss of $23.9 million in the six months of 2004. Earnings increased due to increased work from continued Hurricane Ivan repair work in our Gulf of Mexico segment and increased activity in our Asia Pacific segment and Middle East segment partially offset by margin erosion in our Latin America segment. Our worldwide major construction barge fleet utilization for the 2005 six months increased to 65% compared with 31% utilization in the same six months last year.

Gulf of Mexico - Revenues increased 76% to $46.0 million for the six months ended June 30, 2005 from $26.2 million (including $3.5 million of intersegment revenues) for the six months ended June 30, 2004 due primarily to increased activity and improved pricing in the region. In the 2005 period, work continued on numerous pipeline repair jobs related to Hurricane Ivan damage and one large pipelay project as compared to one large contract and a few small projects that were in progress in the 2004 comparable period. Income before taxes increased by $34.2 million to $16.7 million primarily due to increased activity and lower allocated costs due to vessels being transferred to other locations. The Hercules was transferred to our Asia Pacific segment and two vessels were assigned to our Latin America OCD segment. Utilization of our three major construction barges in the U.S. Gulf of Mexico during the first six months of 2005 was 65% compared to six barges achieving 31% in the same period last year. Bidding activity and the dollar volume of bidding activity during the first six months of 2005 were down compared to the same period last year.

West Africa - Revenues decreased to $9.3 million for the first six months of 2005 compared to $17.1 million for the first six months of 2004. This decrease in first six months revenues is attributable to four day-rate contracts being in progress in the 2004 period as compared to three day-rate contracts in progress in the 2005 period. Loss before income taxes increased to $7.7 million for the six months ended June 30, 2005 compared to income before taxes of $1.6 million for the same period in 2004. This was primarily the result of the reduced activity. In the six months ended June 30, 2005, our three barges in this segment had 5% utilization as compared to 16% in the same period last year. Bidding activity and the dollar volume of bidding activity during the six months were up compared to the same period last year.

Latin America - Revenues increased significantly to $162.5 million for the first six months of 2005 from $60.1 million for the first six months of 2004, due primarily to work performed on six large contracts in the 2005 period as compared to two in the comparable 2004 period. Income before income taxes decreased $6.3 million to a loss before taxes of $1.8 million for the first six months of 2005 compared to income before taxes of $4.5 million for the first six months of 2004, due to poor productivity on two projects, a $2.5 million tax penalty reserve, and costs associated with the transfer of the one barge to the region from the Middle East. Five barges achieved 75% utilization in the first six months of 2005 compared to two barges achieving 86% utilization in the same period last year. Bidding activity and the dollar volume of bidding activity during the first six months of 2005 remained constant over the same period last year.

Asia Pacific - Revenues increased $20.8 million to $58.9 million (including $0.2 million of intersegment revenues) for the first six months of 2005 compared to $38.1 million for the first six months of 2004 due to increased activity. Loss before income taxes decreased to $1.1 million for the first six months of 2005 compared to a loss before income taxes of $6.7 million for the first six months of 2004. The decrease in loss before income taxes is due primarily to increased activity partially offset by the transfer of the Hercules to this region. Utilization for our four major construction vessels, including the Hercules, in this segment was 47% compared to three barges achieving 20% in the same period last year. Both bidding activity and the dollar value of bidding activity during the first six months of 2005 were up compared to the same period in 2004.

Middle East - For the first six months of 2005, revenues increased significantly to $27.1 million compared to nominal revenues for the first six months of 2004, due primarily to two projects in progress in 2005 as compared to no projects in progress in the 2004 period. Due to the increased activity and the gain of $2.0 million on the disposition of one cargo barge, income before taxes increased $13.5 million to income before taxes of $7.8 million for the first six months of 2005 compared to a loss before income taxes of $5.7 million for the first six months of 2004. Bidding activity and the dollar volume of bidding activity during the first six months of 2005 were up compared to the same period last year.

Global Divers and Marine Contractors:

Total revenues from our Global Divers and Marine Contractors Division increased to $69.8 million (including $26.8 million of intersegment revenues) in the first six months of 2005 as compared to $31.0 million (including $7.4 million of intersegment revenues) in the same period in 2004 and results increased to income from continuing operations before taxes of $21.8 million in the first six months of 2005 from income from continuing operations before income taxes of $1.2 million in the first six months of 2004. Income before taxes increased due to increased activity and a different mix of diving work in our Gulf of Mexico segment due to continued Hurricane Ivan repair work and increased activity in our Latin America and Middle East segment.

Gulf of Mexico - Revenues increased 58% to $23.7 million (including $6.9 million of intersegment revenues) for the first six months of 2005 from $15.0 million (including $3.2 million of intersegment revenues) for the first six months of 2004. Income from continuing operations before income taxes increased by $11.1 million to $8.4 million for the first six months of 2005 compared to a loss from continuing operations before income taxes of $2.7 million for the first six months of 2004. The increase in revenues and income before taxes was due primarily to increased activity due to Hurricane Ivan repair work and a different mix of diving work. Average diver-day-rates were down 5% and diver-days were up 66% compared to the same period last year.

West Africa - Revenues, all of which were intersegment revenues, decreased $0.3 million to $0.2 million for the first six months of 2005 from $0.5 million for the first six months of 2004. Income from continuing operations before income taxes remained nominal for the first six months of 2005 compared to the first six months of 2004.

Latin America - Revenues, all of which were intersegment revenues, increased to $13.6 million for the first six months of 2005 compared to $3.8 million (including $3.8 million of intersegment revenues) for the first six months of 2004 due primarily to work performed on five large contracts in the 2005 period. Income from continuing operations before income taxes increased for the first six months of 2005 to $3.5 million compared to $0.9 million for the first six months of 2004, also as a result of the increased activity.

Middle East - For the first six months of 2005, revenues increased 176% to $32.3 million (including $6.1 million of intersegment revenues) compared to $11.7 million for the first six months of 2004 due to improved pricing and increased activity due to several large projects in India. Income from continuing operations before income taxes increased to $9.9 million for the first six months of 2005 compared to $3.1 million for the first six months of 2004 due to the increased activity.

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

We expect activity levels to continue to increase over the next twelve to twenty-four months. During the first six months of 2005, we have been awarded over $286.0 million in projects. Our backlog at June 30, 2005 was approximately $436.0 million, the highest in the Company's history. Approximately $194.5 million, or 45%, of this backlog is expected to be completed in 2005. The increase in activity will cause working capital to increase. We have a credit facility to provide for the funding of this anticipated increase in working capital needs in advance of increases in our cash flows from operations. In addition, the judgment against us in the Vinci (Groupe GTM) litigation may require a substantial cash payment in 2005 that would likely be paid out of cash on hand. Identified capital expenditure projects for the remainder of 2005 are expected to be approximately $33.0 million. These projects are primarily upgrades to our existing vessels.

Cash Flow

Our cash balance decreased by $41.7 million to $101.5 million at June 30, 2005 from $143.2 million at December 31, 2004. During the six months ended June 30, 2005, our continuing operations used cash of $24.4 million compared to $33.9 million in the comparable period of 2004 due primarily to increased working capital as a result of increased activity in our Latin America segment. Cash on hand funded investing activities of $17.6 million and the cash used by our operations. Investing activities consisted principally of capital expenditures of $11.0 million and dry-docking costs of $8.0 million.

Working capital increased $44.2 million during the six months ended June 30, 2005 to $196.4 million from $152.2 million at December 31, 2004. The increase in working capital is due primarily to increases in receivables and unbilled work on uncompleted contracts partially offset by a decrease in cash and an increase in accounts payable. Working capital is anticipated to continue to increase as activity increases. At June 30, 2005, our backlog was $436.0 million as compared to a backlog of $277.1 million at June 30, 2004. Approximately 45% of our backlog is expected to be performed during the remainder of 2005.

Our capital expenditures during the six months ended June 30, 2005 aggregated $11.0 million. We estimate that the cost to complete capital expenditure projects in progress at June 30, 2005 will be approximately $7.0 million, all of which is expected to be incurred during the next six months. The capital expenditures are primarily related to vessel and equipment upgrades.

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

On June 7, 2005, the credit facility was increased to $85.0 million to provide additional credit capacity due to increased bonding requirements.  A fee of 0.1 million was paid for this change. At June 30, 2005, we were in compliance with the terms of our credit facility. As of August 2, 2005, we had no borrowings, $68.3 million of letters of credit outstanding and $16.7 million of credit availability under our revolving credit facility.

Our Title XI bonds mature in 2025. The bonds carry an interest rate of 7.71% per annum and require aggregate semi-annual payments of $2.0 million, plus interest. The agreement pursuant to which the Title XI bonds were issued contains certain covenants, including the maintenance of minimum working capital and net worth requirements. If not met, additional covenants result that would restrict our operations and our ability to pay cash dividends. At June 30, 2005, we were in compliance with these covenants.

Other Indebtedness and Obligations

We also have a $16.0 million short-term credit facility at one of our foreign locations that is secured by a letter of credit. Additionally, in the normal course of business, we provide guarantees and performance, bid, and payment bonds pursuant to agreements, or in connection with bidding to obtain such agreements to perform construction services. All of these guarantees are secured by parent company guarantees. The aggregate of these guarantees and bonds at June 30, 2005 was $48.6 million in surety bonds and $68.4 million in bank guarantees/letters of credit. The surety bonds and bank guarantees/letters of credit expire between August 2005 and December 2005 and between August 2005 and August 2008, respectively.

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

Liquidity Outlook

We expect funds available under our credit facility, available cash, and cash generated from operations and recent asset dispositions to be sufficient to fund our operations (including the anticipated increase in working capital required to fund increasing activity), scheduled debt retirement, planned capital expenditures for the next twelve months, as well as payments that may be required related to the Vinci (Groupe GTM) judgment. If such sources are insufficient, we will be required to seek additional financing and/or curtail operations or spending including planned capital expenditures. In addition, as we have in the recent past, we will continue to evaluate the divestiture of vessels that are no longer critical to our operations in order to reduce our operating costs and debt levels.

Over the longer term, we expect cash from operations, supplemented by equity financing and proceeds from long-term debt, to provide sufficient funds to operate and expand our business and maintain our fleet. For flexibility, we maintain a shelf registration statement that as of August 2, 2005 permits the issuance of up to $365.8 million of debt and equity securities. In addition, as we have historically done, we will continue to evaluate the merits of any opportunities that may arise for acquisitions of equipment or businesses, which may require additional liquidity.

 Industry and Business Outlook

We expect activity to continue to increase during the next twelve to twenty-four months. We are currently experiencing growth in our Asia Pacific segment and Middle East segments and continued activity in our U.S. Gulf of Mexico segments. During the second quarter, we booked $286.0 million of new work. Our backlog at June 30, 2005 was $436.0 million and is principally comprised as follows - Middle East $203.0 million, Latin America $86.2 million and Asia Pacific $112.1 million. We currently have bids outstanding and in-house totaling approximately $1.6 billion. In addition, both contract terms and pricing are becoming more favorable in our domestic and international locations.

We are experiencing an increase in bidding activity and in the dollar volume of bidding activity in most of our locations. In addition, activity in our U.S. Gulf of Mexico, Middle East and West Africa areas is expected to increase into 2006.

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

In November 1999, we notified Groupe GTM (now Vinci) that as a result of material adverse changes and other breaches by Vinci, we were no longer bound by and were terminating the Share Purchase Agreement to purchase the shares of ETPM S.A. Vinci responded stating that they believed we were in breach. The Share Purchase Agreement provided for liquidated damages of $25.0 million to be paid by a party that failed to consummate the transaction under certain circumstances. We notified Vinci that we do not believe that the liquidated damages provision is applicable to our termination of the Share Purchase Agreement. On December 23, 1999, we filed suit against Vinci in the Tribunal de Commerce de Paris to recover damages. On June 21, 2000, Vinci filed an answer and counterclaim against us seeking the liquidated damages of $25.0 million and other damages, costs and expenses of approximately $3.2 million based on then current exchange rates. In November 2003, the Tribunal de Commerce de Paris ruled in favor of Vinci in the matter and awarded Vinci $25.0 million plus approximately $8.5 million in interest, exchange rate differential and legal fees. As a result, although we have not yet paid the judgment, we recorded a $33.5 million (pre-tax) provision in the fourth quarter of 2003. We appealed this verdict in the Cour d'appel de Paris. On April 12, 2004 the Cour d'appel de Paris heard the case before three appellate judges. A decision was rendered in May 2005 by the Cour d'appel de Paris upholding the lower court decision. The Company is studying whether additional appeals are appropriate. Vinci has filed an enforcement action in the United States District Court for the Eastern District of Louisiana civil action number 05-3251. The Company intends to defend this action by Vinci, however, the Company may be required to pay the judgment this year. Although the provision for the judgment had a significant impact on our reported results for 2003, we do not believe that the ultimate outcome of this matter will have a material adverse effect on our future results of operations or business.

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

On June 30, 2005, we were notified by the Mexican appeals court of an unfavorable decision in a litigation related to an audit assessment of 1999 corporate income and value added taxes totaling $15.4 million. The assessment is related to the timing of contract revenue recognition for Mexican tax purposes. The assessed amount includes taxes adjusted for inflationary costs of approximately $5.4 million; penalties and interest of approximately $10.0 million. As a result of this decision, Global may file amended corporate returns for subsequent years that will result in decreased taxes for those years and offset the amount of tax assessed. Global has filed an appeal before the Mexico Supreme Court for the penalties and is currently negotiating the amount of the taxes and interest with the Mexican tax authorities. For the quarter ended June 30, 2005, a reserve of $2.5 million dollars has been established and recorded in our Latin America segment. This reserve represents management's assessment of the most likely outcome of the dispute settlement.

Item 4.            Submission of Matters to a Vote of Security Holders.

Our 2005 Annual Meeting of Shareholders was held on May 17, 2005. At the meeting, each of the persons listed below was elected to our Board of Directors for a term ending at the 2005 Annual Meeting of Shareholders. The number of votes cast with respect to the election of each person is set forth opposite such person's name. The persons listed below constitute the entire Board of Directors.

Name of Director	Number of Votes Cast
			Broker
	For	Withhold	Non-Vote
William J. Dore'	104,776,710	1,581,526	0
James C. Day	104,908,349	1,534,786	0
Edward P. Djerejian	73,074,709	33,368,426	0
Edgar G. Hotard	104,529,235	1,913,900	0
Richard A. Pattarozzi	104,811,579	1,631,556	0
James L. Payne	105,134,980	1,308,155	0
Michael J. Pollock	102,217,488	4,225,647	0
Luis Te'llez	72,323,705	34,119,430	0

At the same meeting, our shareholders approved adoption of the Global Industries 2005 Stock Incentive Plan. Votes cast with respect to the approval of the Global Industries 2005 Stock Incentive Plan were as follows (Broker non-votes are not counted and so had no effect on the approval):

Votes for		51,600,761
Votes against		39,369,983
Votes abstain		2,848,999
Broker non-vote		12,538,493
	Total	106,358,236

In addition, shareholders ratified the appointment of our independent auditors. Votes cast with respect to the ratification of the appointment of Deloitte & Touche, LLP as independent auditors for 2005 were as follows (Broker non-votes are not counted and so had no effect on the approval):

Votes for		105,380,958
Votes against		921,573
Votes abstain		55,705
Broker non-vote		--
	Total	106,358,236

Item 6.            Exhibits.

*	15.1 -	Letter regarding unaudited interim financial information.
*	31.1 -	Section 302 Certification of CEO, William J. Dore'
*	31.2 -	Section 302 Certification of CFO, Timothy W. Miciotto
*	32.1 -	Section 906 Certification of CEO, William J. Dore'
*	32.2 -	Section 906 Certification of CFO, Timothy W. Miciotto

*	Included with this filing

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

GLOBAL INDUSTRIES, LTD.

By TIMOTHY W. MICIOTTO
Timothy W. Miciotto
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

August 9, 2005