Form 10-Q
period 2005-09-30
GLOBAL INDUSTRIES LTD
filed 2005-11-22
CIK 895663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to __________________

Commission File Number: 0-21086

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                        [X] YES     [  ]  NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)      [X]  YES   [  ]  NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          [   ]  YES   [X]  NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the Registrant's Common Stock outstanding, as of November 18, 2005 was 114,584,032.

Global Industries, Ltd.
Index - Form 10-Q

Part I - Financial Information

Part  II - Other Information

Item 1.	Legal Proceedings	31

Item 5.	Other Information.	32

Item 6.	Exhibits	32

	Signature.	33

PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
     Global Industries, Ltd.:

We have reviewed the accompanying Condensed Consolidated Balance Sheet of Global Industries, Ltd. and subsidiaries as of September 30, 2005, and the related Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2005 and 2004 and of Cash Flows for the nine-month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the Condensed Consolidated Balance Sheet of Global Industries, Ltd. and subsidiaries as of December 31, 2004, and the related Condensed Consolidated Statements of Operations, Shareholders' Equity, and Cash Flows for the year then ended (not presented herein); and in our report dated March 14, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the Condensed Consolidated balance Sheet from which it has been derived.

DELOITTE & TOUCHE LLP

November 21, 2005
Houston, Texas

Global Industries, Ltd.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Results of Operations
Revenues	$168,043	$130,389	$514,658	$292,116
Cost of Operations	142,489	113,169	427,273	270,914
Gross Profit	25,554	17,220	87,385	21,202
Net (gains) losses on asset disposal	(2,685)	(18,188)	(5,300)	(18,135)
Selling, general and administrative expenses	12,237	8,804	36,912	28,498
Operating income	16,002	26,604	55,773	10,839
Other Expense:(Income):
Interest Expense	3,278	3,531	8,142	10,139
Other	(1,194)	(155)	(2,740)	815
Income (loss) from continuing operations, before income taxes	13,918	23,228	50,371	(115)
Income taxes (benefit)	9,085	5,202	25,689	(1,222)
Income from continuing operations, net of taxes	4,833	18,026	24,682	1,107
Income (loss) from discontinued operations, net of taxes	--	854	--	(197)
Net income	$4,833	$18,880	$24,682	$910

Basic Earnings Per Common Share:
Earnings (loss) from continuing operations	$0.04	$0.16	$0.22	$0.01
Earnings (loss) from discontinued operations	--	0.01	--	--
Basic earnings per share	$0.04	$0.17	$0.22	$0.01

Diluted Earnings Per Common Share:
Earnings (loss) from continuing operations	$0.04	$0.16	$0.21	$0.01
Earnings (loss) from discontinued operations	--	0.01	--	--
Diluted earnings (loss) per share	$0.04	$0.17	$0.21	$0.01

Weighted Average Common Share Outstanding:
Basic	113,052	111,031	112,828	107,892
Diluted	116,006	111,897	115,381	108,180

 See Notes to Condensed Consolidated Financial Statements.

Global Industries, Ltd.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2005	2004
ASSETS	(Unaudited)
Current Assets:
Cash	$ 136,291	$ 143,161
Receivables - net of allowance of $3,852 for 2005
and $9,456 for 2004, respectively	159,936	123,096
Unbilled work on uncompleted contracts	70,767	7,980
Prepaid expenses and other	34,387	23,068
Total current assets	401,381	297,305
Property and Equipment, net	329,687	343,919
Other Assets:
Deferred charges, net	19,043	21,860
Goodwill, net	37,388	37,388
Other	692	4,315
Total other assets	57,123	63,563
Total	$ 788,191	$ 704,787

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$ 3,960	$ 3,960
Accounts payable	110,320	80,635
Employee-related liabilities	10,979	7,890
Income taxes payable	22,284	8,506
Accrued interest	761	2,347
Advance billings on uncompleted contracts	--	4,008
Vinci (Groupe GTM) litigation liability	34,452	34,068
Other accrued liabilities	7,372	3,689
Total current liabilities	190,128	145,103

Long-Term Debt	73,260	77,220
Deferred Income Taxes	39,883	30,846
Other Liabilities	813	890

Commitments and Contingencies	--	--

Shareholders' Equity:
Common stock issued, 114,414 and 112,523 shares,
respectively	1,144	1,125
Additional paid-in capital	347,928	339,250
Accumulated other comprehensive loss	(8,978)	(8,978)
Retained earnings	144,013	119,331
Total shareholders' equity	484,107	450,728
Total	$ 788,191	$ 704,787

See Notes to Condensed Consolidated Financial Statements.

Global Industries, Ltd.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended Sept. 30,
	2005	2004
Cash Flows From Operating Activities:
Income (loss) from continuing operations	$ 24,682	$ 1,107
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	40,655	30,515
Loss (gain) on sale, disposal of property and equipment	(5,300)	(18,135)
Provision for doubtful accounts	423	319
Provision for contingencies	3,750	--
Deferred income taxes	9,037	80
Other	189	475
Changes in operating assets and liabilities
Receivables	(34,778)	(26,153)
Unbilled work on uncompleted contracts	(62,789)	(49,317)
Prepaid expenses and other	(10,459)	(1,127)
Accounts payable	29,684	36,315
Employee-related liabilities and other accrued liabilities	12,729	(4,975)
Net cash provided by (used in) continuing operations	7,823	(30,896)
Net cash provided by discontinued operations	--	6,198
Net cash provided by (used in) operating activities	7,823	(24,698)

Cash Flows From Investing Activities:
Proceeds from sale of assets	9,176	23,474
Additions to property and equipment	(17,651)	(3,284)
Additions to deferred charges	(8,470)	(18,365)
Net cash provided by (used in) continuing operations	(16,945)	1,825
Net cash (used in) from discontinued operations	--	(4,695)
Net cash (used in) investing activities	(16,945)	(2,870)

Cash Flows From Financing Activities:
Proceeds from long-term debt	--	149,000
Proceeds from sale of common stock, net	6,212	49,013
Repayment of long-term debt	(3,960)	(171,142)
Net cash provided by financing activities	2,252	26,871

Cash:
(Decrease) increase	(6,870)	(697)
Beginning of period	143,161	15,628
End of period	$ 136,291	$ 14,931

See Notes to Condensed Consolidated Financial Statements.

Global Industries, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.     Basis of Presentation - The accompanying unaudited Condensed Consolidated financial statements include the accounts of Global Industries, Ltd. and its subsidiaries (the "Company," "we," "us," or "our").

        In the opinion of management of the Company, all adjustments (such adjustments consisting only of a normal recurring nature) necessary for a fair presentation of the operating results for the interim periods presented have been included in the unaudited Condensed Consolidated financial statements. Operating results for the period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

        Certain reclassifications have been made to the prior period financial statements in order to conform to the classifications adopted for reporting in 2005.

2.      Stock-Based Compensation - In December 2004, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123R").  SFAS No. 123R is a revision of SFAS No. 123 and supersedes Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period in which an employee is required to provide service in exchange for the award. SFAS No. 123R also requires a public entity to initially measure the cost of employee services rendered in exchange for an award of liability instruments at its current fair value. The fair value of that award is to be remeasured subsequently at each reporting date through the settlement date. Changes in the fair value during the required service period are to be recognized as compensation cost over that period. We will adopt SFAS No. 123R on January 1, 2006 and anticipate that the annual impact on our diluted earnings per share will be between $0.02 and $0.04.

        The Company continues to apply APB Opinion No. 25, and related interpretations in accounting for its restricted stock awards and shares subject to options as allowed under SFAS No. 123R, "Share-Based Payment." Additionally, under APB 25, our employee stock purchase plan is considered noncompensatory, and accordingly, no compensation cost has been recognized in the financial statements. Therefore, the Company has elected to make pro forma disclosures versus recognizing the related compensation expense in the accompanying consolidated financial statements. Had the Company elected to apply the accounting standards of SFAS No. 123, the Company's net income and earnings per share would have approximated the pro forma amounts indicated below:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share data)

Net income (loss), as reported	$ 4,833	$ 18,880	$ 24,682	$910
Add: Recognized stock compensation expense	752	230	1,630	461
Deduct: FAS 123 pro forma stock compensation expense	(1,412)	(387)	(3,773)	(2,794)
Pro forma net income (loss)	$ 4,173	$18,723	$ 22,539	$ (1,423)

Earnings (loss) per common share:
As reported:
Basic	$ 0.04	$ 0.17	$ 0.22	$ 0.01
Diluted	0.04	0.17	0.21	0.01
Pro forma:
Basic	0.04	0.17	0.20	(0.01)
Diluted	0.04	0.17	0.20	(0.01)

3.     Contracts in Progress and Revenue Recognition - Revenues from construction contracts, which are generally recognized on the percentage-of-completion method, are measured by relating the actual cost of work performed to date to the current estimated total cost (the cost-to-cost method) of the respective contract. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect vessel costs (including depreciation and amortization), labor, supplies, and repairs. Certain costs may be excluded from the cost-to-cost method of measuring progress, such as significant costs for materials and major third-party subcontractors, if it appears that such exclusion would result in a more meaningful measurement of actual contract progress and resulting periodic allocation of income. Provisions for estimated losses, if any, on uncompleted contracts are made in the period in which such losses are determined. Selling, general and administrative costs are charged to expense as incurred. We also provide services on a day-rate basis to many of our customers in both our Offshore Construction Division and our Global Divers and Marine Contractors Division. Revenue for these services is recognized as the services are rendered and when collectability is reasonably assured.

4.    Receivables - Trade and other receivables are stated at net realizable value, and the allowances for uncollectible accounts were $3.9 million and $9.5 million at September 30, 2005 and December 31, 2004, respectively. Certain receivables represent amounts that have not yet been billed to the customer pursuant to contractually specified milestone billing requirements. At September 30, 2005 and December 31, 2004, our receivables included unbilled receivables of $24.1 million and $27.1 million, respectively. We include claims and unapproved change orders in contract revenues to the extent of costs incurred when (1) the contract or other evidence provides a legal basis for the claim, (2) additional costs are not the result of deficiencies in our performance, (3) costs are identifiable, and (4) evidence supporting the claim is objective and verifiable. The basis for our recorded unapproved change orders and claims is formed after we engage in an extensive contract review, a review of the supporting evidence and generally, obtained a legal opinion from either internal or external legal counsel. Additionally, we believe that we have objective, verifiable evidence to support these claims. That evidence consists of explicit contractual terms and/or written legal opinions. The claims and unapproved change orders, included in receivables and unbilled receivables, amounted to $31.2 million at September 30, 2005 and $21.1 million at December 31, 2004. Retainage at September 30, 2005 was $0.1 million and is expected to be billed in 2005. Retainage at December 31, 2004 was $4.4 million.

Costs and Estimated Earnings on Uncompleted Contracts:

	September 30,	December 31,
	2005	2004
	(In thousands)
Costs incurred on uncompleted contracts	$ 434,334	$ 172,333
Estimated earnings	41,190	19,200
	475,524	191,533
Less: Billings to date	404,757	187,561
	$ 70,767	$ 3,972
Included in accompanying balance sheets under the
following captions:
Unbilled work on uncompleted contracts	$ 70,767	$ 7,980
Advance billings on uncompleted contracts	--	(4,008)
Unbilled revenues	$ 70,767	$ 3,972

5.     Goodwill - Goodwill represents the excess cost over the fair value of net assets acquired. The carrying amount of goodwill as of September 30, 2005 and December 31, 2004 was approximately $37.4 million and is primarily attributable to our Latin America segment. We completed the required annual impairment test, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," during the first quarter of 2005 and determined that our goodwill was not impaired.

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

7.     Income Taxes - Our effective tax rate for the nine months ended September 30, 2005 was 51%. This rate varies from our 35% U.S. Federal statutory rate due primarily to certain foreign jurisdictions that are taxed on a deemed profits (percentage of revenue) basis, net operating losses in certain foreign jurisdictions where we did not record a tax benefit and certain permanent book to tax differences.

8.     Financing Arrangements - On March 14, 2005, we amended and restated our revolving credit facility. This amendment was entered into to improve operating flexibility and to take advantage of favorable market conditions. The amendment (i) decreased the credit facility to $75.0 million from $100.0 million, (ii) provided for an additional $50.0 million credit capacity option, if needed, upon receipt of additional loan commitments by our existing and/or additional lenders, (iii) reduced the requirements of the minimum net worth covenant for all future periods, (iv) changed the maximum leverage ratio to include Title XI bonds, (v) added a minimum fixed charge coverage ratio, (vi) eliminated all the remaining financial covenants, (vii) reduced the interest rate spread applicable to the Company's borrowings under the credit facility (the spreads now can range from 0.75% to 1.75% and 1.75% to 2.75% for prime rate and LIBOR based borrowings, respectively, based upon certain of our financial ratios), (viii) reduced the number of participants in the syndication from seven to three, and (ix) extended the maturity of the credit facility to March 2008 from March 2007. A fee of $0.4 million was paid for this amendment.

On June 7, 2005, the credit facility was increased to $85.0 million to provide additional credit capacity due to increased bonding requirements and increased the number of participants in the syndication from three to four. A fee of $0.1 million was paid for this change.

Under the terms of our credit facility, within 45 days after the end of each quarter, we are required to furnish the Administrative Agent of our syndication with copies of our quarterly Form 10-Q.  For the quarter ended September 30, 2005, we have obtained a waiver from our syndication for this covenant. As of November 18, 2005, we had no borrowings outstanding under the credit facility, $70.1 million of letters of credit outstanding and $14.9 million of credit availability under our revolving credit facility.

Our Title XI bonds mature in 2025. The bonds carry an interest rate of 7.71% per annum and require semi-annual payments of $2.0 million, plus interest. The agreement pursuant to which the Title XI bonds were issued contains certain covenants, including the maintenance of minimum working capital and net worth requirements. If not met, additional covenants become applicable that would restrict our operations and our ability to pay cash dividends. At September 30, 2005, we were in compliance with these covenants.

We also have a $16.0 million short-term credit facility at one of our foreign locations that is secured by a letter of credit.

9.     Commitments and Contingencies - We are a party to legal proceedings and potential claims arising in the ordinary course of business. Management does not believe these matters will materially affect our consolidated financial statements.

In November 1999, we notified Groupe GTM (now Vinci) that as a result of material adverse changes and other breaches by Vinci, we were no longer bound by and were terminating the Share Purchase Agreement to purchase the shares of ETPM S.A. Vinci responded stating that they believed we were in breach. The Share Purchase Agreement provided for liquidated damages of $25.0 million to be paid by a party that failed to consummate the transaction under certain circumstances. We notified Vinci that we do not believe that the liquidated damages provision is applicable to our termination of the Share Purchase Agreement. On December 23, 1999, we filed suit against Vinci in the Tribunal de Commerce de Paris to recover damages. On June 21, 2000, Vinci filed an answer and counterclaim against us seeking the liquidated damages of $25.0 million and other damages, costs and expenses of approximately $3.2 million based on then current exchange rates. In November 2003, the Tribunal de Commerce de Paris ruled in favor of Vinci in the matter and awarded Vinci $25.0 million plus approximately $8.5 million in interest, exchange rate differential and legal fees. As a result, although we have not yet paid the judgment, we recorded a $33.5 million (pre-tax) provision in the fourth quarter of 2003. We appealed this verdict in the Cour d'appel de Paris. On April 12, 2004 the Cour d'appel de Paris heard the case before three appellate judges. A decision was rendered in May 2005 by the Cour d'appel de Paris upholding the lower court decision. Vinci has filed an enforcement action in the United States District Court for the Eastern District of Louisiana (civil action number 05-3251). The Company intends to defend this action by Vinci, however, the Company may be required to pay the judgment in the near future. We have also filed an appeal in the French Supreme Court on the additional costs associated with the exchange rate differential. Although the provision for the judgment had a significant impact on our reported results for 2003, we do not believe that the ultimate outcome of this matter will have a material adverse effect on our future results of operations or business.

On March 19, 2004, Marathon E.G. Production Limited filed an arbitration with the American Arbitration Association against our subsidiary, Global Offshore International, Ltd. seeking liquidated damages of approximately $12.0 million and a declaration that the pricing and schedule adjustments claimed by our subsidiary are disallowed. Our subsidiary had claimed standby and extra work and schedule extensions, which would eliminate the liquidated damages claimed. Marathon E.G. Production Limited and Global Offshore International, Ltd. entered into a settlement agreement on September 30, 2005 resulting in a payment to Global of $2.8 million and elimination of the liquidated damages claimed. As a result of this settlement, we recorded a charge to earnings of $1.2 million from the write-off of a net trade receivable.  Total revenues for the underlying project, after accounting for the effects of this settlement, were $51.3 million.

On June 30, 2005, we were notified by the Mexican appeals court of an unfavorable decision in a litigation related to an audit assessment of 1999 corporate income and value added taxes totaling $15.4 million. The assessment is related to the timing of contract revenue recognition for Mexican tax purposes. The assessed amount includes taxes adjusted for inflationary costs of approximately $5.4 million and penalties and interest of approximately $10.0 million. As a result of this decision, Global may file amended corporate returns for subsequent years that will result in decreased taxes for those years and offset the amount of tax assessed. Global has filed an appeal before the Mexico Supreme Court for the penalties and is currently negotiating the amount of the taxes and interest with the Mexican tax authorities. For the nine months ended September 30, 2005, a reserve of $2.5 million dollars has been established and recorded in our Latin America segment and represents management's assessment of the most likely outcome of the dispute settlement.

During the third quarter 2005, the Thailand Tax Authorities requested data from Global relative to a contract performed in Thailand in 1998 and 1999. Global's records reported a loss on the contract; however, the Thailand Tax Authorities assessed tax on the contract at 5% of revenues. The total assessment amounted to $1.1 million of tax, of which $0.9 million had previously been reserved, plus $1.0 million of interest.  The tax settlement represents the final settlement with the Thailand Tax Authorities with respect to this contract.

The terms of our contracts typically include liquidated damages provisions in the event that certain deadlines or conditions are not met. We currently have potential exposures for such provisions in our Latin America segment. We believe that we have substantial defenses related to these exposures and expect to mitigate our exposures via specific contract extensions. While we have recorded contract reserves for the liquidated damages that we believe will ultimately result, the aggregate exposures are approximately $1.2 million in excess of the reserve amounts.

In the normal course of our business, we provide guarantees and performance, bid, and payment bonds pursuant to agreements to perform construction services, or in connection with bidding to obtain such agreements. All of these guarantees are secured by parent company guarantees. The aggregate of these guarantees and bonds at September 30, 2005 was $48.9 million in surety bonds and $70.1 million in bank guarantees/letters of credit. The surety bonds and bank guarantees/letters of credit expire between October, 2005 and October, 2007 and between January, 2006 and August, 2008, respectively.

We estimate that the cost to complete capital expenditure projects in progress at September 30, 2005 approximates $11.5 million.

10.  Industry Segment Information - We conduct our operations through two divisions, Offshore Construction Division (OCD) and Global Divers and Marine Contractors (GDMC). OCD includes all pipelay and derrick lifts worldwide as well as diving and marine support services in our Asia Pacific region. GDMC includes all remaining diving and marine support services worldwide.

We classified our Liftboat Division, which was sold in October 2004 and historically included in our GDMC Gulf of Mexico segment, as discontinued operations. The presentation of segment disclosure information provided below has been reclassified for this change. (See Note 11 of the Notes to Condensed Consolidated Financial Statements for additional information.) The following tables present information about the profit or loss of each of the Company's nine reportable segments for the quarters and nine months ended September 30, 2005 and 2004. The information contains certain allocations of corporate expenses that we deem reasonable and appropriate for the evaluation of results of operations.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)
Total segment revenues:
Offshore Construction Division:
Gulf of Mexico	$45,342	$10,947	$91,331	$37,102
West Africa	35	(10,211)	9,355	6,872
Latin America	69,223	93,589	231,684	153,654
Asia Pacific	42,320	17,889	101,239	56,026
Middle East	934	8,319	28,041	8,500
Subtotal	$157,854	$120,533	$461,650	$262,154

Global Divers and Marine Contractors:
Gulf of Mexico	$14,452	$9,173	$38,151	$24,223
West Africa	(76)	--	169	525
Latin America	8,459	4,529	22,013	8,291
Middle East	2,846	4,540	35,147	16,214
Subtotal	$25,681	$18,242	$95,480	$49,253
Total	$183,535	$138,775	$557,130	$311,407

Intersegment eliminations:
Offshore Construction Division:
Gulf of Mexico	$--	$1,317	$--	$4,777
Asia Pacific	69	--	296	--
Subtotal	$69	$1,317	$296	$4,777

Global Divers and Marine Contractors:
Gulf of Mexico	$7,038	$1,774	$13,938	$4,932
West Africa	(76)	--	169	525
Latin America	8,459	4,529	22,013	8,291
Middle East	2	766	6,056	766
Subtotal	$15,423	$7,069	$42,176	$14,514
Total	$15,492	$8,386	$42,472	$19,291

Total segment revenues from external customers	$168,043	$130,389	$514,658	$292,116

Income (loss) from continuing operations
before income taxes:
Offshore Construction Division:
Gulf of Mexico	$10,950	$19,011	$27,626	$1,533
West Africa	(5,810)	(16,307)	(13,469)	(14,757)
Latin America	1,098	16,548	(708)	21,050
Asia Pacific	588	1,559	(500)	(5,128)
Middle East	(1,740)	(1,463)	6,022	(7,204)
Subtotal	$5,086	$19,348	$18,971	$(4,506)

Global Divers and Marine Contractors:
Gulf of Mexico	$6,057	$1,542	$14,448	$(1,145)
West Africa	(142)	(16)	(58)	(69)
Latin America	2,738	1,074	6,194	1,969
Middle East	76	772	9,968	3,846
Subtotal	$8,729	$3,372	$30,552	$4,601
Total	$13,815	$22,720	$49,523	$95

The following table reconciles the revenues of the reportable segments and profit or loss presented above to our consolidated totals.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)
Revenues:
Total for reportable segments	$183,535	$138,775	$557,130	$311,407
Elimination of intersegment revenues	(15,492)	(8,386)	(42,472)	(19,291)
Total	$168,043	$130,389	$514,658	$292,116

Income (loss) from continuing operations
before income taxes:
Total for reportable segments	$13,815	$22,720	$49,523	$95
Over (under) allocated corporate expense	103	508	848	(210)
Total consolidated income (loss) from
continuing operations before tax	$13,918	$23,228	$50,371	$(115)

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

Operating results of the Liftboat Division's discontinued operation were as follows:

	Quarter Ended September 30,	Nine Months Ended September 30,
	2004	2004
	(In thousands)

Revenues	$7,990	$20,040
Income (Loss) before income taxes	1,314	(303)
Income taxes (benefit)	460	(106)
Net income (loss) from discontinued operations	$854	$(197)

Item 2.            Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion presents management's discussion and analysis of our financial condition and results of operations. The following discussion should be read in conjunction with our unaudited Condensed Consolidated financial statements for the periods ended September 30, 2005 and 2004, included in Item 1 of this report, and our audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

General

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

Most of OCD revenue is obtained through larger, more complex contracts that are longer in duration and require significant amounts of working capital. Most of these contracts are bid on a lump-sum basis and are secured by a letter of credit or performance bond. These contracts are inherently risky and are subject to many unforeseen circumstances and events that may affect productivity. As productivity decreases, with no offsetting decrease in costs or increases in revenue, contract margins erode as compared to our bid margins. As a result, OCD revenues and margins are subject to a high degree of variability.

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

Most of GDMC revenues are the result of short-term work, involve numerous smaller contracts, and are usually based on a day-rate charge. Financial risks associated with these types of contracts are normally limited due to their short-term and non-lump sum nature. Revenues and margins in our GDMC division tend to be more consistent than in our OCD division.

Overview

Income from continuing operations before taxes decreased $9.3 million or 40% between comparable quarters to $13.9 million in the quarter ended September 30, 2005 primarily due to non-recurring gains on asset sales that occurred during the third quarter of 2004. However, income from continuing operations before taxes increased by $50.5 million between the comparable nine month periods to $50.4 million in the nine months ended September 30, 2005 primarily due to increased overall activity in OCD, partially offset by lower productivity in our OCD Latin America segment, and increased activity and improved pricing in our GDMC division.

During the third quarter of 2005, we booked approximately $340.9 million of new work resulting in a backlog of approximately $607.3 million at September 30, 2005 as compared to $179.1 million on the same date last year. Our backlog is principally comprised as follows: Middle East $245.0 million, Latin America $154.5 million, West Africa $90.8 million, Asia Pacific $78.3 million, and other $38.7 million. This backlog is scheduled to be worked off as follows: $125.8 million in 2005, $398.3 million in 2006, and $83.2 million in 2007 or thereafter. During the quarter, we received 100 new bid requests with a total estimated value of $1.2 billion, and we currently have bids outstanding and in-house totaling approximately $2.0 billion.

The following table sets forth, for the periods indicated, our statements of operations expressed as a percentage of revenues.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of operations	84.8	86.8	83.0	92.7
Gross profit	15.2	13.2	17.0	7.3
Net (gains) on asset disposal	(1.6)	(14.0)	(1.0)	(6.2)
Selling, general and administrative expenses	7.3	6.8	7.1	9.8
Operating income	9.5	20.4	10.9	3.7
Other expenses (income)
Interest expense	1.9	2.7	1.6	3.4
Other	(0.7)	(0.1)	(0.5)	0.3
Income (loss) from continuing operations, before income taxes	8.3	17.8	9.8	(0.0)
Income taxes	5.4	4.0	5.0	(0.4)
Income from continuing operations,
net of taxes	2.9	13.8	4.8	0.4
Income (loss) from discontinued operations, net of taxes	--	0.7	--	(0.1)
Net income.	2.9%	14.5%	4.8%	0.3%

Quarter Ended September 30, 2005 Compared to Quarter Ended September 30, 2004

	Quarter Ended September 30,
	2005	2004	Percentage Change
	(In Millions)		(Unfavorable)
Revenues	$168.0	$130.4	29%
Cost of operations	142.5	113.2	(26)
Gross profit	25.5	17.2	48
Net (gains) on asset disposal	(2.7)	(18.2)	(85)
Selling, general and administrative expenses	12.2	8.8	(39)
Operating income	16.0	26.6	(40)
Other expenses (income)
Interest expense	3.3	3.5	6
Other	(1.2)	(0.1)	1,100
Income from continuing operations, before income taxes	13.9	23.2	(40)
Income taxes	9.1	5.2	75
Income from continuing operations, net of taxes	4.8	18.0	(73)
Income from discontinued operations, net of taxes	--	0.9	(100)
Net income	$4.8	$18.9	(75)%

Revenues.  Revenues increased by $37.6 million or 29% between comparable quarters to $168.0 million in the third quarter of 2005 primarily due to an increase in activity in OCD and an increase in activity and improved pricing in GDMC. Additionally, $10.8 million of this favorable variance is related to an adverse arbitration ruling which occurred and was charged against revenue in our OCD West Africa segment during the third quarter of  2004. For a detailed discussion of revenues and income before taxes for each division and geographic area, see "Segment Information" below.

Gross Profit.  Gross profit increased by $8.3 million primarily due to increases in activity in both divisions, higher profit margins in GDMC, and the non-recurrence of an adverse arbitration ruling in our OCD West Africa segment in 2004. As a percentage of revenue, gross profit increased to 15.2% from 13.2% primarily due to higher profit margins in GDMC. Within OCD, the beneficial effects of higher activity on gross profit margin were substantially offset by lower margins earned between comparable quarters in our OCD Latin America and OCD Asia Pacific segments.

Net Gains on Asset Disposal.  Net gains on asset disposal declined $15.5 million or 85% between comparable quarters. During the third quarter of 2004, the Company sold the derrick barge Arapaho and an office facility in Lafayette, Louisiana for gains of $16.8 million and $1.2 million, respectively. During the third quarter of 2005, the Company had a net gain on asset disposals of $2.7 million, primarily from the sale of two dive support vessels.

Selling, General and Administrative Expenses.  For the quarter ended September 30, 2005, selling, general and administrative expenses were $12.2 million compared to $8.8 million reported during the quarter ended September 30, 2004. The change was primarily due to increased administrative labor costs.

Depreciation and Amortization.  Depreciation and amortization from continuing operations, including amortization of dry-docking costs, for the quarter ended September 30, 2005 was $15.4 million compared to the $12.6 million recorded in the quarter ended September 30, 2004. The increase is due primarily to higher utilization of our major construction barges, which are depreciated on a units of production basis.

Interest Expense.  Interest expense decreased $0.2 million to $3.3 million for the quarter ended September 30, 2005. A decrease in interest expense due to lower average debt balances in the 2005 quarter was substantially offset by a $1.0 million increase in interest expense associated with a tax settlement in Thailand.

Other Expense/Income.  Other income increased $1.0 million between comparable quarters primarily due to increased interest income and foreign exchange gains.

 Net Income (Loss).  Our net income declined 74% to $4.8 million in the third quarter of 2005, primarily due to lower gains on asset sales and an increase in our effective tax rate.  Our effective tax rate for the quarter ended September 30, 2005 was 65% as compared to 22% for the same period last year. Income tax expense in the prior year's comparable quarter included a $4.5 million tax benefit related to the reversal of a capital loss carry-over valuation allowance. The effective tax rate for the current year quarter was in excess of 35% primarily due to low earnings in certain foreign jurisdictions which are taxed on a deemed profits, percentage of revenue, basis and net operating losses in certain foreign jurisdictions where we did not record a tax benefit. Included in the 65% quarterly rate is the cumulative effect of increasing our expected annual effective rate from 45% in the first and second quarters to our currently expected annual effective rate of 51%.

Segment Information.  Our reportable segments include two divisions, the Offshore Construction Division (OCD) and the Global Divers and Marine Contractors Division (GDMC), with five and four reportable segments, respectively. OCD includes all pipelay and derrick lifts worldwide as well as diving and marine services in our Asia Pacific region. GDMC includes all remaining diving and marine support services worldwide. The GDMC Gulf of Mexico segment has been restated for the quarter ended September 30, 2004 to reflect the reclassification of the Liftboat Division, which was sold in October 2004, as discontinued operations. We have identified nine reportable segments as required by SFAS 131.

The following discusses the results of operations for each of our reportable segments during the quarters ended September 30, 2005 and 2004.

Offshore Construction Division:

Due to an increase in worldwide activity, total revenues in OCD increased 31% to $157.9 million (including $0.1 million of intersegment revenues) in the third quarter of 2005 from $120.5 million (including $1.3 million of intersegment revenues) in the same period in 2004. Major construction barge utilization increased to 55% compared to 31% in the same quarter last year. However, income from continuing operations before taxes decreased $14.3 million between comparable quarters to $5.1 million for the third quarter of 2005 primarily due to a $14.3 million decrease in net gains on asset disposal. Excluding the impact of gains on asset disposal, operating results improved in our OCD Gulf of Mexico segment due to increased activity. Loss from continuing operations before taxes decreased in our OCD West Africa segment primarily due to an adverse arbitration ruling recorded in the third quarter of 2004. These improvements were substantially offset by a decline in the profitability of our Latin America and Asia Pacific OCD segments.

Gulf of Mexico - Revenues increased 314% to $45.3 million in the quarter ended September 30, 2005 primarily due to increased activity in the segment. In the 2005 period, work continued on numerous pipeline repair jobs related to hurricane damage and one large pipeline construction project in Trinidad as compared to only a few small contracts that were in progress in the 2004 comparable period. Income from continuing operations before taxes decreased by $8.1 million to $11.0 million for the third quarter of 2005 primarily due to a $16.8 million decrease in net gains on asset disposal related to the sale of the derrick barge Arapaho during the third quarter of 2004. Third quarter 2005 cost of operations for the OCD Gulf of Mexico segment included $3.3 million of costs related to uninsured equipment failure. Utilization of our four major construction barges in the OCD Gulf of Mexico segment during the third quarter of 2005 was 76% compared to eight barges achieving 10% utilization in the same period last year. A comparison of bidding activity between comparable quarters was not meaningful for this segment due to increasing levels of hurricane repair work and day rate contracts being planned by the Company during the current year's quarter.

West Africa - Revenues for our OCD West Africa segment were negligible for the quarter ended September 30, 2005 and negative $10.2 million in the quarter ended September 30, 2004. Revenues for the quarters ended September 30, 2005 and 2004 as reported included reductions in revenue related to settlements and/or adverse arbitration rulings of $1.2 million and $10.8 million, respectively. As a result, loss from continuing operations before income taxes decreased to $5.8 million for the quarter ended September 30, 2005 compared to loss before taxes of $16.3 million for the same period in 2004. There was no activity utilizing the Company's three barges in West Africa during either of the comparable periods. Bidding activity and the dollar volume of bidding activity declined during the quarter compared to the same period last year.

Latin America - Revenues decreased $24.4 million or 26% to $69.2 million for the quarter ended September 30, 2005.  The decrease in revenues between comparable quarters was primarily the result of a decline in the dollar volume of active projects and reduced productivity.  Activity, in terms of vessel utilization, increased between comparable periods due to low productivity in the quarter ended September 30, 2005. Due to productivity issues and uncompensated weather-related downtime, one large project recorded losses during the current year quarter, and other smaller projects recorded losses or lower profit margins than were achieved by the segment in the prior year's third quarter. Income from continuing operations before income taxes decreased $15.5 million or 93% to $1.1 million for the quarter ended September 30, 2005. Six barges achieved 94% utilization in the third quarter of 2005 compared to four barges achieving 90% utilization in the same quarter last year. Bidding activity and the dollar volume of bidding activity during the quarter were down compared to the same period last year.

Asia Pacific - Revenues increased $24.4 million to $42.3 million (including $0.1 million of intersegment revenues) for the quarter ended September 30, 2005 compared to $17.9 million for the quarter ended September 30, 2004 due to increased activity. The construction barge Hercules was relocated to the Asia Pacific region and accounts for much of the increased activity in the segment. Income from continuing operations before income taxes, which included $2.7 million in gains from the sale of two dive support vessels, decreased $1.0 million to $0.6 million for the quarter ended September 30, 2005 primarily due to productivity issues and uncompensated weather-related downtime on one large project. During the third quarter of 2005, four major construction vessels were 47% utilized as compared to three major construction vessels which were 53% utilized in the third quarter of 2004. Both bidding activity and the dollar value of bidding activity rose during the quarter compared to the prior year's comparable quarter.

Middle East - For the quarter ended September 30, 2005, revenues decreased by $7.4 million or 89% to $0.9 million due to a lack of activity in our OCD Middle East segment. One construction barge was relocated out of the region between the comparable quarters. There was no utilization of the remaining vessel during the third quarter of 2005 as compared to 18% utilization of two vessels during the third quarter of 2004. Loss from continuing operations before income taxes increased $0.3 million to $1.7 million for the quarter ended September 30, 2005. Bidding activity was up but the dollar volume of bidding activity was down between comparable quarters.

Global Divers and Marine Contractors:

Total revenues in our GDMC division increased $7.4 million or 41% to $25.7 million (including $15.4 million of intersegment revenues) in the third quarter of 2005 as compared to $18.2 million (including $7.1 million of intersegment revenues) in the same period in 2004. Income from continuing operations before taxes increased by $5.4 million or 159% to $8.7 million in the third quarter of 2005. This improvement was due to increased activity and improved pricing in our Gulf of Mexico and Latin America GDMC segments. These improvements were partially offset by reduced income in our GDMC Middle East segment due to reduced activity.

Gulf of Mexico - Revenues increased by 58% to $14.5 million (including $7.0 million of intersegment revenues) for the quarter ended September 30, 2005 from $9.2 million (including $1.7 million of intersegment revenues) for the quarter ended September 30, 2004. Income from continuing operations before income taxes increased by $4.5 million to $6.1 million for the quarter ended September 30, 2005. This improvement in income was due to increased activity and improved pricing for comparable diving jobs. The number of diver days increased 90% between comparable quarters.

West Africa - Revenues in both of the comparable quarters were negligible due to a lack of significant activity in West Africa. Losses from continuing operations before income taxes were nominal in both of the comparable quarters.

Latin America - Revenues, all of which were intersegment revenues, increased by 87% to $8.5 million for the quarter ended September 30, 2005 due to increased activity, improved pricing, and a higher mix of saturation diving services in the current year quarter. Income from continuing operations before income taxes increased $1.7 million between comparable quarters due to increased activity and the beneficial effects of higher utilization and improved pricing on profit margins.

Middle East - For the quarter ended September 30, 2005, revenues decreased 37% to $2.8 million (including a negligible amount of intersegment revenues) compared to $4.5 million for the quarter ended September 30, 2004 due to decreased activity, especially with regard to intersegment services to OCD Middle East segment. Income from continuing operations before income taxes decreased to $0.1 million for the quarter ended September 30, 2005 compared to $0.8 million for the quarter ended September 30, 2004 due to the decreased activity.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

	Nine Months Ended September 30,		Percentage
	2005	2004	Change
	(In Millions)		(Unfavorable)
Revenues	$514.7	$292.1	76%
Cost of operations	427.3	270.9	(58)
Gross profit	87.4	21.2	312
Net (gains) on asset disposal	(5.3)	(18.1)	(71)
Selling, general and administrative expenses	36.9	28.5	(29)
Operating income	55.8	10.8	417
Other expenses (income)
Interest expense	8.1	10.1	20
Other	(2.7)	0.8	438
Income (loss) from continuing operations, before income taxes.	50.4	(0.1)	*
Income taxes (benefit)	25.7	(1.2)	*
Income from continuing operations, net of taxes	24.7	1.1	*
Income (loss) from discontinued operations, net of taxes	--	(0.2)	*
Net income	$24.7	$0.9	*

____________________

*    not meaningful

Revenues.  Consolidated revenues increased by $222.6 million or 76% between the comparable nine month periods primarily due to an increase in worldwide activity in both of the Company's divisions.  Improved pricing for certain segments within these divisions also contributed to this increase in revenues. Additionally, $10.8 million of this favorable variance is related to an adverse arbitration ruling that occurred in our OCD West Africa segment during the third quarter of 2004. For a detailed discussion of revenues and income before taxes in each division and geographic area, see "Segment Information" below.

Gross Profit.  Gross profit increased by $66.2 million or 312% primarily due to the increases in activity and pricing described above and the non-recurrence of an adverse arbitration ruling that occurred in our OCD West Africa segment during the third quarter of 2004. As a percentage of revenue, gross profit increased to 17% from 7%. The beneficial effects of increased activity and pricing on our gross profit percentage were partially offset by a deterioration of the profit margin in our OCD Latin America segment. Gross profit in our OCD Latin America segment, as a percentage of revenues, declined to 6% in the first nine months of 2005 from 18% in the comparable period last year due to low productivity on certain contracts.

Net Gains on Asset Disposal.  Net gains on asset disposal decreased $12.8 million or 71% between the comparable nine month periods. During the nine months ended September 30, 2004, the Company sold the derrick barge Arapaho and an office facility in Lafayette, Louisiana for gains of $16.8 million and $1.2 million, respectively. During the nine months ended September 30, 2005, the Company had net gains on asset disposals of $5.3 million, primarily from the disposition of two dive support vessels and a cargo barge.

Selling, General and Administrative Expenses.  For the nine months ended September 30, 2005, selling, general and administrative expenses were $36.9 million as compared to $28.5 million reported during the nine months ended September 30, 2004. The increase was due primarily to the recording of a $2.5 million tax penalty contingency in our OCD Latin America segment related to a 1999 corporate tax and increased administrative labor and legal costs.

Depreciation and Amortization.  Depreciation and amortization from continuing operations, including amortization of dry-docking costs, for the nine months ended September 30, 2005 was $40.7 million compared to $30.5 million recorded in the nine months ended September 30, 2004. This increase is due primarily to higher utilization of our major construction barges, which are depreciated on a units of production basis.

Interest Expense.  Interest expense decreased $2.0 million to $8.1 million for the nine months ended September 30, 2005, compared to $10.1 million for the nine months ended September 30, 2004. This decrease was primarily due to lower average debt outstanding partially offset by an increase in interest expense due to a tax settlement in Thailand.

Other Expense/Income.  Net other expense or income for the nine months ended September 30, 2005 was $2.7 million income. Net other expense or income for the nine months ended September 30, 2004 was $0.8 million expense. This change was primarily due to increased interest income and decreased foreign exchange losses between comparable periods.

 Net Income (Loss).  Our net income increased $23.8 million to $24.7 million in the nine months ended September 30, 2005 principally due to an increase in gross profit partially offset by reduced gains on asset sales and increased selling, general and administrative expenses as discussed above. Our effective tax rate for the nine months ended September 30, 2005 was 51%. The effective income tax rate for the nine months ended September 30, 2004 was not meaningful because tax expense for that period included a $4.5 million tax benefit related to the reversal of a capital loss carry-over valuation allowance. The effective tax rate for the nine months ended 2005 exceeds 35% primarily due to low earnings and/or losses in certain foreign jurisdictions that are taxed on a deemed profits, percentage of revenue, basis and net operating losses in certain foreign jurisdictions where we did not record a tax benefit.

Segment Information.  Our reportable segments include two divisions, OCD and GDMC, with five and four reportable segments, respectively. OCD includes all pipelay and derrick lifts worldwide as well as diving and marine services in our Asia Pacific region. GDMC includes all remaining diving and marine support services worldwide. We have identified nine reportable segments as required by SFAS 131.

The following discusses the results of operations for each of our reportable segments during the nine months ended September 30, 2005 and 2004.

 Offshore Construction Division:

Total revenues in OCD increased by $199.5 million or 76% between the comparable nine-month periods to $461.7 million (including $0.3 million of intersegment revenues) in the nine months ended September 30, 2005 from $262.2 million (including $4.8 million of intersegment revenues) in the nine months ended September 30, 2004. Activity levels in all OCD segments except West Africa increased between the comparable periods. Worldwide utilization of our major construction barge fleet increased to 56% in the nine months ended September 30, 2005 from 25% in the prior year period. Improved pricing in our OCD Gulf of Mexico segment as a result of Hurricanes Ivan and Katrina also contributed to this increase in revenues.

Income from continuing operations before income taxes improved to income of $19.0 million in the nine months ended September 30, 2005 as compared to a loss of $4.5 million in the nine months ended September 30, 2004. This improvement was primarily caused by the beneficial effects on profit margins of increases in activity and pricing discussed above and was partially offset by a deterioration of profit margins in our OCD Latin America segment due to productivity issues.

Gulf of Mexico - Revenues increased 146% to $91.3 million for the nine months ended September 30, 2005 from $37.1 million (including $4.8 million of intersegment revenues) for the nine months ended September 30, 2004 due primarily to increased activity and improved pricing in the region. In the 2005 period, work continued on numerous pipeline repair jobs related to damage from Hurricanes Ivan and Katrina and one large pipelay construction project in Trinidad as compared to one large contract and a few small projects that were in progress in the 2004 comparable period. Income from continuing operations before income taxes increased by $26.1 million to $27.6 million primarily due to increased activity, improved pricing, and lower allocated costs due to vessels being transferred to other segments partially offset by uninsured equipment failure. The Hercules was transferred to our OCD Asia Pacific segment and several vessels were temporarily assigned to our OCD Latin America segment during the current year period. Utilization of our five major construction barges in the Gulf of Mexico during the first nine months of 2005 was 70% compared to nine barges achieving 16% in the same period last year. A comparison of bidding activity between comparable nine month periods was not meaningful for this segment due to increasing levels of hurricane repair work and day rate contracts being planned by the Company during the first nine months of 2005.

West Africa - Revenues were $9.4 million for the first nine months of 2005 compared to $6.9 million for the first nine months of 2004. Revenue for the nine months ended September 30, 2005 and 2004 included reductions in revenue related to adverse arbitration rulings and settlements of $1.2 million and $10.8 million, respectively. Activity in our OCD West Africa segment declined between comparable nine month periods. Utilization for our three barges in this segment was 4% during the nine months ended September 30, 2005 as compared to 11% in the same period last year. Loss from continuing operations before income taxes decreased to $13.5 million for the nine months ended September 30, 2005 compared to a loss before income taxes of $14.8 million for the same period in 2004. Bidding activity was up but the dollar volume of bidding activity was down between the comparable periods.

Latin America - Revenues increased 51% to $231.7 million in the nine months ended September 30, 2005 primarily due to an increase in activity within the segment.  Six large projects were in progress during the first nine months of 2005 compared to five large projects in progress during the same period in 2004. Income from continuing operations before income taxes decreased $21.8 million to a loss before taxes of $0.7 million for the first nine months of 2005 due to low productivity on four projects, uncompensated weather-related downtime, a $2.5 million tax penalty reserve, and costs associated with the transfer of one barge to the region from the Middle East. Seven barges achieved 82% utilization in the first nine months of 2005 compared to four barges achieving 78% utilization in the same period last year. Bidding activity was up but the dollar volume of bidding activity was down between the comparable periods.

Asia Pacific - Revenues increased $45.2 million to $101.2 million (including $0.3 million of intersegment revenues) in the nine months ended September 30, 2005 due to increased activity. Loss from continuing operations before income taxes decreased to $0.5 million for the first nine months of 2005 compared to a loss of $5.1 million for the first nine months of 2004. The improved results are due primarily to increased activity and an increase in net gains on asset disposals partially offset by increased costs associated with the transportation of the Hercules to the segment and productivity issues and uncompensated weather-related downtime in one large project. Utilization in the first nine months of 2005 for our four major construction vessels in this segment was 47% compared to three barges achieving 31% in the same period last year. Both bidding activity and the dollar value of bidding activity during the first nine months of 2005 were up compared to the same period in 2004.

Middle East - For the first nine months of 2005, revenues increased significantly to $28.0 million compared to $8.5 million for the first nine months of 2004. One significant project which began in the prior year carried over to the current year and was the primary driver of activity for the 2005 period. Utilization for the first nine months of 2005 of one major construction barge was 66% compared to two barges achieving 6% in the same period last year.  Due to the increased activity and a gain of $1.9 million on the disposition of one cargo barge, income from continuing operations before income taxes increased $13.2 million to income from continuing operations before income taxes of $6.0 million for the first nine months of 2005 compared to a loss from continuing operations before income taxes of $7.2 million for the first nine months of 2004. Bidding activity and the dollar volume of bidding activity during the first nine months of 2005 were up compared to the same period last year.

Global Divers and Marine Contractors:

Total revenues for GDMC increased by $46.2 million or 94% to $95.5 million (including $42.2 million of intersegment revenues) for the nine months ended September 30, 2005. Income from continuing operations before income taxes increased by $26.0 million to $30.6 million for the first nine months of 2005.  The increases in revenues and income were due to increased activity and improved pricing in our GDMC Gulf of Mexico segment, increased activity, improved pricing, and a change in mix of diving services in our GDMC Latin America segment, and increased activity in our GDMC Middle East segment.

Gulf of Mexico - Revenues increased 57% to $38.2 million (including $13.9 million of intersegment revenues) for the first nine months of 2005 from $24.2 million (including $4.9 million of intersegment revenues) for the first nine months of 2004. Income from continuing operations before income taxes increased by $15.6 million to $14.4 million for the first nine months of 2005.  The increases in revenues and income were primarily due to increased activity and improved pricing as a result of Hurricanes Ivan and Katrina. The number of diver-days increased 75% compared to the same period last year.

West Africa - Revenues, all of which were intersegment revenues, and income from continuing operations before income taxes for our GDMC West Africa segment were negligible in both comparable periods due to a lack of significant activity in the region.

Latin America - Revenues, all of which were intersegment revenues, increased by $13.7 million or 166% to $22.0 million for the first nine months of 2005 primarily due to increased activity, improved pricing, and an increase in the amount of saturation diving work. Our GDMC Latin America segment performed work on six large contracts in the nine month period ended September 30, 2005. Income from continuing operations before income taxes for the first nine months of 2005 increased by $4.2 million to $6.2 million primarily due to the factors which affected revenues.

Middle East - For the first nine months of 2005, revenues increased 117% to $35.1 million (including $6.1 million of intersegment revenues) due to increased activity from several large projects in India. Income from continuing operations before income taxes increased by $6.1 million to $10.0 million for the first nine months of 2005 due to the increase in activity.

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

We expect activity levels to continue to increase over the next twelve to twenty-four months. During the first nine months of 2005, we have been awarded over $861.5 million in projects. Our backlog at September 30, 2005 was approximately $607.3 million, the highest in the Company's history. Approximately $125.8 million, or 21%, of this backlog is expected to be completed in 2005. The increase in activity will cause working capital to increase. We expect our current cash balances and our availability under our credit facility to be sufficient to fund this anticipated increase in working capital. In addition, the judgment against us in the Vinci (Groupe GTM) litigation may require a substantial cash payment in the near future that would likely be paid out of cash on hand. Identified capital expenditure projects for the remainder of 2005 are expected to be approximately $20.0 million. These projects are primarily upgrades to our existing vessels.

Cash Flow

Our cash balance decreased by $6.9 million to $136.3 million at September 30, 2005 from $143.2 million at December 31, 2004. During the nine months ended September 30, 2005, our continuing operations generated cash flow of $7.8 million compared to $24.7 million used in the comparable period of 2004. Cash on hand and proceeds from sale of assets funded investing activities of $16.9 million. Investing activities consisted principally of capital expenditures of $17.7 million and dry-docking costs of $8.5 million.

Working capital increased $59.1 million during the nine months ended September 30, 2005 to $211.3 million from $152.2 million at December 31, 2004. The increase in working capital is due primarily to increases in receivables and unbilled work on uncompleted contracts partially offset by a decrease in cash and an increase in accounts payable and income taxes payable. Working capital is anticipated to continue to increase as activity increases. At September 30, 2005, our backlog was $607.3 million as compared to a backlog of $179.1 million at September 30, 2004. Approximately 21% of our backlog is expected to be performed during the remainder of 2005.

Our capital expenditures during the nine months ended September 30, 2005 aggregated $17.7 million. We estimate that the cost to complete capital expenditure projects in progress at September 30, 2005 will be approximately $11.5 million, all of which is expected to be incurred during the next three months. The capital expenditures are primarily related to vessel and equipment upgrades.

Long-Term Debt

On March 14, 2005, we amended and restated our revolving credit facility. This amendment was entered into to improve operating flexibility and to take advantage of favorable market conditions. The amendment (i) decreased the credit facility to $75.0 million from $100.0 million, (ii) provided for an additional $50.0 million credit capacity option, if needed, upon receipt of additional loan commitments by our existing and/or additional lenders, (iii) reduced the requirements of the minimum net worth covenant for all future periods, (iv) changed the maximum leverage ratio to include Title XI bonds, (v) added a minimum fixed charge coverage ratio, (vi) eliminated all the remaining financial covenants, (vii) reduced the interest rate spread applicable to the Company's borrowings under the credit facility (the spreads can range from 0.75% to 1.75% and 1.75% to 2.75% for prime rate and LIBOR based  borrowings, respectively, based upon certain of our financial ratios), (viii) reduced the number of participants in the syndication from seven to three, and (ix) extended the maturity of the credit facility to March 2008 from March 2007. A fee of $0.4 million was paid for this amendment.

On June 7, 2005, the credit facility was increased to $85.0 million to provide additional credit capacity due to increased bonding requirements and increased the number of participants in the syndication from three to four. A fee of $0.1 million was paid for this change.

Under the terms of our credit facility, within 45 days after the end of each quarter, we are required to furnish the Administrative Agent of our syndication with copies of our quarterly Form 10-Q.  For the quarter ended September 30, 2005, we have obtained a waiver from our syndication for this covenant.  As of November 18, 2005, we had no borrowings, $70.1 million of letters of credit outstanding and $14.9 million of credit availability under our revolving credit facility.

Our Title XI bonds mature in 2025. The bonds carry an interest rate of 7.71% per annum and require semi-annual payments of $2.0 million, plus interest. The agreement pursuant to which the Title XI bonds were issued contains certain covenants, including the maintenance of minimum working capital and net worth requirements. If not met, additional covenants become applicable that would restrict our operations and our ability to pay cash dividends. At September 30, 2005, we were in compliance with the applicable covenants.

Other Indebtedness and Obligations

We also have a $16.0 million short-term credit facility at one of our foreign locations that is secured by a letter of credit. Additionally, in the normal course of business, we provide guarantees and performance, bid, and payment bonds pursuant to agreements, or in connection with bidding to obtain such agreements to perform construction services. All of these guarantees are secured by parent company guarantees. The aggregate of these guarantees and bonds at September 30, 2005 was $48.9 million in surety bonds and $70.1 million in bank guarantees/letters of credit. The surety bonds and bank guarantees/letters of credit expire between October, 2005 and October, 2007 and between January, 2006 and August, 2008, respectively.

In August 2003, we renegotiated our April 2001 long-term charter of the Titan 2, a 456-foot self-propelled twin-hulled derrick ship to provide improved vessel staffing and maintenance flexibility. The new vessel charter payments are approximately $6.1 million annually. In April 2001, we prepaid $3.0 million of charter payments that will continue to be systematically applied to future charter payments. The new charter term is 120 months, expiring in August 2013. This charter can be canceled by us at anytime, subject to a termination penalty of the transfer to the vessel owner of title to our dynamic positioning (DP) system used on the vessel. The DP system was purchased and installed on the Titan 2 in the first quarter of 2002 for a total cost to us of $8.9 million.

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

Over the longer term, we expect cash from operations, supplemented by equity financing and proceeds from long-term debt, to provide sufficient funds to operate and expand our business and maintain our fleet. For flexibility, we maintain a shelf registration statement that permits the issuance of up to $365.8 million of debt and equity securities. In addition, as we have historically done, we will continue to evaluate the merits of any opportunities that may arise for acquisitions of equipment or businesses, which may require additional liquidity.

Industry and Business Outlook

We expect activity to continue to increase during the next twelve to twenty-four months. We are currently experiencing growth in our Asia Pacific segment and Middle East segments and continued high activity in our Gulf of Mexico segments. We expect increased levels of activity and improved margins in our Gulf of Mexico segment in our 2005 fourth quarter going forward into 2006.  Due to the work demand in the Gulf of Mexico caused by recent hurricanes, we are mobilizing an idle asset from a foreign location and recommissioning a vessel that has been out of service.  Coupled with this demand for vessels, there is a corresponding demand for experienced personnel, and we are finding that there is a lack of a large resource of personnel. Consequently, we are having to seek, find, and train new personnel.  These factors, transferring idle vessels, recommissioning vessels, and personnel training, all create risk for our operations.

During the third quarter, we booked $340.9 million of new work. Our backlog at September 30, 2005 was $607.3 million and is principally comprised as follows - Middle East $245.0 million, Latin America $154.5 million, West Africa $90.8 million, Asia Pacific $78.3 million and Other $38.7 million. We currently have bids outstanding and in-house totaling approximately $2.0 billion. In addition, both contract terms and pricing are becoming more favorable in our domestic and international locations. We are experiencing an increase in bidding activity and in the dollar volume of bidding activity in most of our locations. In addition, activity and margins in our U.S. Gulf of Mexico, Middle East and West Africa areas are expected to increase into 2006. Our backlog of work for the first half of 2006 will utilize our fleet at greater levels than historically experienced during the first half of the year.

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

Item 4.            Controls and Procedures.

As of the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures. These disclosure controls and procedures are designed to provide us with a reasonable assurance that all of the information required to be disclosed by us in our periodic reports filed under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed and maintained to ensure that all of the information required to be disclosed by us in our reports is accumulated and communicated to our management, including our principal executive officer and chief financial officer, as appropriate to allow those persons to make timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1.            Legal Proceedings.

We are a party in legal proceedings and subject to potential claims arising in the ordinary course of our business. Management does not believe these matters will materially affect our consolidated financial statements.

In November 1999, we notified Groupe GTM (now Vinci) that as a result of material adverse changes and other breaches by Vinci, we were no longer bound by and were terminating the Share Purchase Agreement to purchase the shares of ETPM S.A. Vinci responded stating that they believed we were in breach. The Share Purchase Agreement provided for liquidated damages of $25.0 million to be paid by a party that failed to consummate the transaction under certain circumstances. We notified Vinci that we do not believe that the liquidated damages provision is applicable to our termination of the Share Purchase Agreement. On December 23, 1999, we filed suit against Vinci in the Tribunal de Commerce de Paris to recover damages. On June 21, 2000, Vinci filed an answer and counterclaim against us seeking the liquidated damages of $25.0 million and other damages, costs and expenses of approximately $3.2 million based on then current exchange rates. In November 2003, the Tribunal de Commerce de Paris ruled in favor of Vinci in the matter and awarded Vinci $25.0 million plus approximately $8.5 million in interest, exchange rate differential and legal fees. As a result, although we have not yet paid the judgment, we recorded a $33.5 million (pre-tax) provision in the fourth quarter of 2003. We appealed this verdict in the Cour d'appel de Paris. On April 12, 2004 the Cour d'appel de Paris heard the case before three appellate judges. A decision was rendered in May 2005 by the Cour d'appel de Paris upholding the lower court decision. Vinci has filed an enforcement action in the United States District Court for the Eastern District of Louisiana (civil action number 05-3251). The Company intends to defend this action by Vinci, however, the Company may be required to pay the judgment in the near future. We have also filed an appeal in the French Supreme Court on the additional costs associated with the exchange rate differential. Although the provision for the judgment had a significant impact on our reported results for 2003, we do not believe that the ultimate outcome of this matter will have a material adverse effect on our future results of operations or business.

On March 19, 2004, Marathon E.G. Production Limited filed an arbitration with the American Arbitration Association against our subsidiary, Global Offshore International, Ltd. seeking liquidated damages of approximately $12.0 million and a declaration that the pricing and schedule adjustments claimed by our subsidiary are disallowed. Our subsidiary had claimed standby and extra work and schedule extensions, which would eliminate the liquidated damages claimed. Marathon E.G. Production Limited and Global Offshore International, Ltd. entered into a settlement agreement on September 30, 2005 resulting in a payment to Global of $2.8 million and elimination of the liquidated damages claimed. As a result of this settlement, we recorded a charge to earnings of $1.2 million, resulting in total revenues of $51.3 million on the project.

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

Item 5.            Other Information.

On November 10, 2005, Global entered into a six-month contract with Mr. William Dore', the Company's Chairman and Chief Executive Officer, under which the Company will lease an office building and adjacent land in Lafayette, Louisiana at the rate of $4,600 per month.  The Company will use the Lafayette leased property to conduct business which was formerly done at a leased facility in the Port of Iberia, Louisiana until the damage to the Company's facility in the Port of Iberia from Hurricane Rita is repaired.  The terms of the Lafayette lease may be found in Exhibit 10.1.

 Item 6.           Exhibits.

*	10.1 -	Lease agreement dated November 10, 2005 between the Company and Mr. William J. Dore' to an office building, warehouse, and land located in Lafayette Louisiana
*	15.1 -	Letter regarding unaudited interim financial information.
*	31.1 -	Section 302 Certification of CEO, William J. Dore'
*	31.2 -	Section 302 Certification of CFO, Timothy W. Miciotto
*	32.1 -	Section 906 Certification of CEO, William J. Dore'
*	32.2 -	Section 906 Certification of CFO, Timothy W. Miciotto

*	Included with this filing

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

GLOBAL INDUSTRIES, LTD.

By:/S/ TIMOTHY W. MICIOTTO
Timothy W. Miciotto
Senior Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

November 21, 2005