Form 10-K
period 2005-12-31
GLOBAL INDUSTRIES LTD
filed 2006-03-16
CIK 895663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

                    [x]    Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended December 31, 2005

                     [ ]        Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the Transition period from _____ to _____

 Commission File Number 0-21086

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

Common Stock ($0.01 par value)
 (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                                               YES     [X]       NO       [  ]

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                                               YES     [  ]       NO       [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                       YES     [X]       NO       [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer      [X]        Accelerated Filer           [  ]         Non-accelerated Filer    [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)                                                                                    YES     [  ]         NO       [X]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2005 was $718,574,930 based on the last reported sales price of the Common Stock on June 30, 2005 on the NASDAQ\NMS.

The number of shares of the registrant's Common Stock outstanding as of March 10, 2006, was 114,599,096.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 16, 2006 are incorporated by reference into Part III hereof.

GLOBAL INDUSTRIES, LTD.
INDEX - FORM 10-K

FORWARD-LOOKING STATEMENTS

We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect our Company and to take advantage of the "safe harbor" protection for forward-looking statements that applicable federal securities law affords.

From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about our Company.  These statements may include projections and estimates concerning the timing and success of specific projects and our future backlog, revenues, income, and capital spending.  Forward-looking statements are generally accompanied by words such as "estimate," "project," "believe," "expect," "anticipate," "plan," "goal," or other words that convey the uncertainty of future events or outcomes.

In addition, various statements in this Annual Report, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements.  Those forward-looking statements appear in Item 1 - "Business" in Part I of this Annual Report and in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the notes to consolidated financial statements in Item 8 of Part II of this Annual Report and elsewhere in this Annual Report.  These forward-looking statements speak only as of the date of this Annual Report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly.  We have based these forward-looking statements on our current expectations and assumptions about future events.  While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory, and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control.  These risks, contingencies and uncertainties relate to, among other matters, the following:

  fluctuations in the prices or demand for oil and gas;
  the level of offshore drilling activity;
  operating hazards;
  industry conditions;
  foreign exchange and currency fluctuations;
  changes in laws and regulations;
  acquisition or divestitures;
  environmental matters; and
  the availability of capital resources.

        We believe the items we have outlined above are important factors that could cause estimates in our financial statements to differ materially from actual results and those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf.  We have discussed many of these factors in more detail elsewhere in this report.  These factors are not necessarily all the important factors that could affect us.  Unpredictable or unknown factors we have not discussed in this report could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements.  We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations.  We advise our security holders that they should be aware that important factors not referred to above could affect the accuracy of our forward-looking statements.

PART I

ITEM 1.          BUSINESS

            We provide construction services including pipeline construction, platform installation and removal, diving services, and construction support to the offshore oil and gas industry in the United States Gulf of Mexico and in selected international areas.  Unless the context indicates otherwise, all references to "we," "us," "our," or "the Company" refer to Global Industries, Ltd. and its consolidated subsidiaries.

            We began as a provider of diving services to the offshore oil and gas industry over thirty years ago and have used selective acquisitions, new construction, and upgrades to expand our operations and assets.  On December 31, 2005, our fleet included sixteen major construction vessels, four cargo launch barges, fourteen dive support vessels ("DSVs"), and five other miscellaneous offshore support vessels.  All but three of these vessels were utilized in productive service for the Company in 2005.  Our major construction vessels, which include thirteen barges, two ships, and one small waterplane area twin hull ("SWATH") vessel, have various combinations of pipelay, pipebury, derrick, and dive support capabilities.

DESCRIPTION OF OPERATIONS

            We are a leading offshore construction company offering a comprehensive and integrated range of marine construction and support services in the Gulf of Mexico, West Africa, Asia Pacific, Latin America, and the Middle East (including the Mediterranean and India).  These services include pipeline construction, platform installation and removal, subsea construction, and diving services.

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

            We operate our business through two divisions:

•                     Offshore Construction division ("OCD"), which includes worldwide pipelay and derrick lifts and Asia Pacific diving and marine support services; and

•                     Global Divers and Marine Contractors division ("GDMC"), which includes all diving and marine support services worldwide, except in our Asia Pacific segment.

For financial information regarding our operating segments and the geographic areas in which we operate, see Note 8 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Recent Business Development

            During the fourth quarter of 2005, we entered into a long-term charter for a newly built dive support vessel to be delivered for service in June 2006.  The charter includes a five-year fixed term and a one-year optional period.  The 305-foot vessel will have extensive capabilities, including dynamic positioning, 100-ton crane capacity, and specialized design features which will facilitate diving, ROV inspection, and other construction services.  Please read "Management's Discussion and Analysis - Liquidity and Capital Resources - Other Indebtedness and Obligations" for additional information.

Offshore Construction

            The services performed by OCD include pipelay, derrick, and related services.  We are capable of installing steel pipe by either the conventional or the reel method of pipelaying using either manual or automatic welding processes.  With the conventional method, 40-foot to 60-foot segments of up to 60-inch diameter pipe are welded together, x-ray tested and corrosion coated on the deck of the pipelay barge.  Each segment of pipe is connected to the prior segment of pipe and then submerged in the water as the barge is moved forward by its anchor winches, or in some instances onboard thrusters; the process is then repeated.  Using the conventional pipelay method, our barges can install approximately 400 feet per hour of small diameter pipe in shallow water under good weather conditions.  Larger diameter pipe, deeper water, and less favorable weather conditions all reduce the speed of pipeline installation.  We have vessels located in most of the regions in which we currently operate that are capable of installing pipe using the conventional method.  Several of our vessels employ dynamic positioning technology, which uses onboard thrusters in conjunction with global positioning system technology to enable a vessel to remain on station or move with precision without the use of anchors.

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

            All of our major construction vessels are equipped with cranes designed to lift and place equipment into position for installation.  Nine of these vessels are capable of lifts of 500 tons or more, making them suitable for very heavy lifts such as offshore platform installations. In addition, the vessels can be used to disassemble and remove platforms and prepare them for salvage or refurbishment.  We expect demand for Gulf of Mexico abandonment services to increase as more platforms are removed due to MMS regulations relating to the abandonment of wells and removal of platforms.  Current MMS regulations require platforms to be removed within twelve months after production ceases and that the site be restored to meet stringent standards.  According to MMS, in March 2006 there were approximately 4,000 platforms on active leases in U.S. waters of the Gulf of Mexico.

Global Divers and Marine Contractors

            GDMC performs diving operations in the Gulf of Mexico, West Africa, Latin America, and the Middle East.  Demand for diving services covers the full life cycle of an offshore oil and gas property, including supporting exploration, installing pipelines for production and transportation, periodic inspection, repair and maintenance of fixed platforms and pipelines and, ultimately, salvage and site clearance.  To support our diving operations, we operate a fleet of eight DSVs domestically and six DSVs internationally.  We have recorded the deepest working dive in the Gulf of Mexico at 1,075 feet.

            For the Gulf of Mexico, the MMS requires that all offshore structures have extensive and detailed inspections for corrosion, metal thickness, and structural damage every five years.  As the age of the offshore infrastructure increases, we anticipate that demand for inspections, repairs, and wet welding technology will increase.

            For diving projects involving long-duration and deepwater dives to 1,500 feet, we use saturation diving systems that maintain an environment for the divers at the subsea water pressure at which they are working until the job is completed.  Saturation diving allows divers to make repeated dives without decompressing, thereby reducing the time necessary to complete the job and reducing the diver's exposure to the risks associated with frequent decompression.  Two of our largest saturation diving systems are capable of maintaining an environment simulating subsea water pressures to 1,500 feet.  Our OCD pipelay and derrick operations create captive demand for GDMC saturation diving services, for which divers are highly compensated.  This ability to offer our divers saturation diving work helps us to attract and retain qualified and experienced divers.

            We have been at the forefront in the development of many underwater welding techniques, and we believe we have more qualified diver/welders in the Gulf of Mexico than any of our competitors. Welded repairs are made by two methods: dry hyperbaric welding and wet welding.  In dry hyperbaric welding, a customized, watertight enclosure is engineered and fabricated to fit the specific requirements of the structural joint or pipeline requiring repairs.  The enclosure is lowered into the water, attached to the structure, and then the water is evacuated, allowing divers to enter the chamber and to perform dry welding repairs.  Wet welding is accomplished while divers are in the water, using specialized welding rods.  Wet welding is less costly because it eliminates the need to construct an expensive, customized, single-use enclosure.  We believe that we have been a leader in improving wet welding techniques and that we have satisfied the technical specifications for customers' wet welded repairs in water depths to 325 feet.  Our Research and Development Center includes a hyperbaric facility capable of simulating wet or dry welding environments for water depths of up to 1,200 feet so that welds can be performed and tested to assure compliance with the customer's technical specifications.

            We also operate other offshore support vessels ("OSVs") in the U.S. and internationally to support our offshore construction services and also offer time charters to the offshore service industry.

Raw Materials

            Our OCD segment uses raw materials, such as carbon and alloy steels in various forms, welding gases, paint, fuels and lubricants, which are available from many sources.  We do not depend on a single supplier or source for any of these materials.  Although shortages of some of these materials and fuels have existed from time to time, no material shortage currently exists.  However, steel prices are volatile, and shortages may occur from time to time.

Customers and Contracts

            Our customers are primarily oil and gas producers and pipeline companies.  During the year ended December 31, 2005, we provided offshore marine construction services to approximately 90 customers.  Our largest single customer in any one of the last three years, Petroleos Mexicanos ("PEMEX"), accounted for 36% of consolidated revenues in 2005.  The loss of these revenues could have a material adverse effect on our Latin American segment and the Company.

            The level of construction services required by any particular customer depends on the size of that customer's capital expenditure budget devoted to construction projects in a particular year.  Consequently, customers that account for a significant portion of revenues in one fiscal year may represent an immaterial portion of revenues in subsequent fiscal years.  Our traditional contracts are typically of short duration, being completed in one to five months.  Engineering, Procurement, Installation and Commissioning contracts ("EPIC"), turnkey contracts, and certain international contracts may be performed over time periods exceeding one year.

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

            Major international competitors include Technip S.A., Heerema S.A., Acergy S.A. (formerly Stolt Offshore S.A.), Allseas Marine Contractors S.A., J. Ray McDermott S.A., and Saipem S.p.a.  Some of these international competitors also bid and compete for projects in the Gulf of Mexico.  In addition, internationally, there are numerous other regionalized competitors with whom we compete directly. Domestic competition for deepwater projects in the Gulf of Mexico includes J. Ray McDermott S.A., Helix Energy Solutions Group, Inc. (formerly Cal Dive International, Inc.), and Heerema S.A.  Our competitors for shallow and intermediate water domestic projects include Helix Energy Solutions Group, Inc. and many smaller companies including Horizon Offshore, Inc. and Offshore Specialties Fabricators, Inc.  Many shallow and intermediate water companies compete primarily based on price.

Backlog

            As of January 31, 2006, our backlog of construction contracts supported by written agreements amounted to approximately $540.9 million ($38.2 million for the U.S. Gulf of Mexico and $502.7 million for international operations), compared to our backlog at January 31, 2005 of $233.7 million ($10.6 million for the U.S. Gulf of Mexico and $223.1 million for international operations).  Our current backlog is scheduled to be worked off as follows: $449.1 million in 2006, $52.5 million in 2007, and $39.3 million thereafter.  The amount of backlog in the U.S. Gulf of Mexico as of January 31, 2006 is not indicative of the current level of demand for our services in this region due to increasing levels of hurricane repair work contracted on a day-rate basis.  We do not consider our backlog amounts to be a reliable indicator of future earnings.

Factors Affecting Demand

            Our OCD segment's activity depends mainly on the capital expenditures of oil and gas companies and foreign governments for offshore marine construction services associated with exploration, development, and production projects.  Numerous factors influence these expenditures, including the following:

•         oil and gas prices, along with expectations about future prices;

•         the cost of exploring for, producing, and delivering oil and gas;

•         the terms and conditions of offshore leases;

•         the discovery rates of new oil and gas reserves in offshore areas;

•         the ability of businesses in the oil and gas industry to raise capital; and

•         local and international political and economic conditions.

Please read Item 1A, "Risk Factors," for further information on factors affecting demand.

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

Employees

            Our work force varies based on our workload at any particular time.  During 2005, the number of our employees ranged from a low of 2,837 to a high of 3,464, and as of January 31, 2006, we had 3,024 employees.  None of our employees are covered by a collective bargaining agreement.  We believe that our relationship with our employees is satisfactory.

Seasonality

            Each of the geographic areas in which we operate has seasonal patterns that affect our operating patterns.  The seasonal patterns are the result of weather conditions and the timing of capital expenditures by oil and gas companies.

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

            We are required by various governmental and quasi-governmental agencies to obtain certain permits, licenses, and certificates with respect to our operations.  The kind of permits, licenses, and certificates required in our operations depends upon a number of factors.  We believe that we have obtained or can obtain all permits, licenses, and certificates necessary to conduct our business.

            We depend on the demand for our services from the oil and gas industry and, therefore, laws and regulations, as well as changing taxes and policies relating to the oil and gas industry affect our business. In particular, the exploration and development of oil and gas properties located on the Outer Continental Shelf of the United States is regulated primarily by the MMS.

            Our operations also are affected by numerous federal, state, and local laws and regulations relating to protection of the environment including, in the United States, the Outer Continental Shelf Lands Act, the Federal Water Pollution Control Act of 1972, and the Oil Pollution Act of 1990.  The technical requirements of these laws and regulations are becoming increasingly complex and stringent, and compliance may become increasingly difficult and expensive.  However, we believe that compliance with current environmental laws and regulations is not likely to have a material adverse effect on our business or financial statements.  Certain environmental laws provide for "strict liability" for remediation of spills and releases of hazardous substances and some provide liability for damages to natural resources or threats to public health and safety.  Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties, and criminal prosecution.  Our compliance with these laws and regulations has entailed certain changes in our operating procedures and approximately $0.1 million in expenditures during 2005.  It is possible that changes in the environmental laws and enforcement policies thereunder or claims for damages to persons, property, natural resources, or the environment could result in substantial costs and liabilities to us.  Our insurance policies provide liability coverage for sudden and accidental occurrences of pollution and/or clean up and containment of the foregoing in amounts that we believe are comparable to policy limits carried in the marine construction industry.

            Because we engage in certain activities that may constitute "coastwise trade" within the meaning of federal maritime regulations, we are also subject to regulation by the United States Maritime Administration ("MarAd"), Coast Guard, and Customs Services.  Under these regulations, only vessels owned by United States citizens that are built and registered under the laws of the United States may engage in "coastwise trade."  Certain provisions of our Articles of Incorporation are intended to aid in compliance with the foregoing requirements regarding ownership by persons other than United States citizens.

            In 2005, we complied with the International Ship and Port Facility Security Code ("ISPS") as mandated by the Homeland Security Act of 2002.  Under the ISPS, we performed worldwide security assessments, plans, risk analyses, and other requirements on our vessels and port facilities and completed the process of installing automated identification systems on our vessels.

SEC REPORTING

            We electronically file certain documents with, or furnish such documents to, the Securities and Exchange Commission ("SEC"), including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, along with any related amendments and supplements thereto.  From time to time, we may also file registration and related statements pertaining to equity or debt offerings. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549.  You may obtain information regarding the Public Reference Room by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains an internet website at www.sec.gov that contains reports, proxy, and information statements, and other information, regarding issuers that file or furnish documents electronically with the SEC.

We provide free electronic access to our annual, quarterly, and current reports (and all amendments to these reports) on our internet website, at www.globalind.com.  These reports are available on our website as soon as reasonably practicable after we electronically file or furnish such materials with or to the SEC.  Information on our website does not constitute part of this Annual Report.  You may also contact our investor relations department at 281-529-7979 for copies of these reports free of charge.

ITEM 1A.       RISK FACTORS

An investment in our common stock involves certain risks.  If any of these risks were to occur, our business, results of operations, cash flows, and financial condition could be materially adversely affected.  In that case, the trading price of our common stock could decline, and you could lose part or all of your investment.  Among the key risk factors that may have a direct impact on our business, results of operations, cash flows, and financial condition are the following.

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

            The demand for our services depends on the condition of the oil and gas industry and, in particular, on the capital expenditures of companies engaged in the offshore exploration, development, and production of oil and natural gas.  Capital expenditures by these companies are primarily influenced by three factors:

•         the oil and gas industry's ability to economically justify placing discoveries of oil and gas reserves in production;

•         the oil and gas industry's need to clear all structures from the lease once the oil and gas reserves have been depleted; and

•         weather events, such as major hurricanes.

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

            A majority of our revenue is derived from operations outside the United States.  The scope and extent of our operations outside of the U.S. Gulf of Mexico means we are exposed to the risks inherent in doing business abroad.  These risks include the following:

            •           currency exchange rate fluctuations, devaluations, and restrictions on currency repatriation;

            •            unfavorable taxes, tax increases, and retroactive tax claims;

            •            the disruption of operations from labor and political disturbances;

            •            insurrection, war, or acts of terrorism that may disrupt or limit markets;

            •          expropriation or seizure of our property;

            •            nullification, modification, or renegotiation of existing contracts;

            •            regional economic downturns; and

            •            import/export quotas and other forms of public and governmental regulation.

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

            Our business involves a high degree of operational risks.  Hazards and risks that are inherent in marine operations include capsizing, grounding, colliding, and sustaining damage from severe weather conditions.  In addition, our construction work can disrupt existing pipeline, platforms and other offshore structures.  Any of these incidents could cause damage to or destruction of vessels, property or equipment, personal injury or loss of life, suspension of production operations, or environmental damage.  The failure of offshore pipelines or structural components during or after our installation could also result in similar injuries or damages.  Any of these events could result in interruption of our business or significant liability.

            We cannot always obtain insurance for our operating risks, and it is not practical to insure against all risks in all geographic areas.  Builders risk insurance is becoming increasingly expensive and coverage limits have been decreasing.  Uninsured liabilities resulting from our operations may adversely affect our business and results of operations.

We depend on significant customers.

            Some of our segments derive a significant amount of their revenues from a small number of customers.  For example, sales to PEMEX represented approximately 36% of our consolidated revenue in 2005 and almost all of our Latin American revenue in 2005.  The inability of these segments to continue to perform services for a number of their large existing customers and particularly the inability of our Latin America segment to continue to perform services for PEMEX, if not offset by contracts with new or other existing customers, could have a material adverse effect on our business and operations.

If we are unable to attract and retain skilled workers our business will be adversely affected.

            Our operations depend substantially upon our ability to retain and attract project managers, project engineers, and skilled construction workers such as divers, welders, pipefitters, and equipment operators.  Our ability to expand our operations is impacted by our ability to increase our labor force.  The demand for skilled workers in our industry is currently high, and the supply is limited. As a result of the cyclical nature of the oil and gas industry as well as the physically demanding nature of the work, skilled workers may choose to pursue employment in other fields.  A significant increase in the wages paid or benefits offered by competing employers could result in a reduction in our skilled labor force, increases in our employee costs, or both.  If either of these events occur, our operations and results could be materially adversely affected.

During periods of strong demand, we may be unable to obtain critical project materials on a timely basis.

Our operations depend on our ability to procure on a timely basis certain project materials, such as pipe, to complete projects in an efficient manner.  Our inability to procure critical materials during times of strong demand could have a material adverse effect on our business and operations.

We may not complete our fixed-price contracts within our original estimates of costs, which will adversely affect our results.

            Because of the nature of the offshore construction industry, most of our projects are performed on a fixed-price basis.  The profits we realize on one of our contracts will often vary from the estimated amounts because of changes in offshore job conditions, in labor and equipment productivity, and in third party costs.  In addition, we sometimes bear the risk of delays caused by bad weather conditions.  We may continue to suffer lower profits or even losses on some projects because of cost overruns resulting from these or other causes.

Our industry is highly competitive.

            Offshore construction companies compete intensely for projects.  Contracts for our services are generally awarded on a competitive bid basis, and price is a primary factor in determining who is awarded the job.  Customers also consider availability and capability of equipment, reputation, experience, and safety record of the contender in awarding jobs.  Certain competitors may be willing to accept risks or work for little or no margin on projects to gain experience or market share, to cover fixed costs of their fleets or to avoid the expense of temporarily idling vessels, resulting in reduced prices.  During industry down cycles in particular, we may have to accept lower rates for our services and vessels or increased contractual liabilities.  As we have increased our operations in deeper waters and internationally, we have encountered additional competitors, many of whom have greater experience than we do in these markets and greater resources.  As large international companies relocate vessels to the Gulf of Mexico, levels of competition may increase, and our business could be adversely affected.

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

            Under the terms of our amended loan credit facility, we must maintain minimum levels of net worth and comply with, among other things, a fixed charge coverage ratio and a leverage ratio.

            Our ability to meet the financial ratios and tests under our amended credit facility is affected, in part, by events beyond our control, and we may not be able to satisfy those ratios and tests.  Prior to amending our credit facility in March 2005, it was necessary for us to seek covenant waivers on several occasions.  If we fail to comply with these ratios and tests and are unable to obtain a waiver, no further borrowings would be available under the revolving credit facility, and our lenders will be entitled to, among other things, accelerate the debt outstanding under the credit facility so that it is immediately due and payable and ultimately foreclose on our assets that secure the debt.  Any significant inability to draw on the credit facility or acceleration of the debt outstanding under the credit facility would have a material adverse effect on our financial condition and operations.  For a more detailed discussion of our credit facility, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Our ability to incur debt and issue letters of credit is limited, which could limit the number and size of contracts we can obtain and/or perform.

            Our amended credit facility is currently limited to $85.0 million.  At February 28, 2006, $12.6 million of credit capacity was available under our credit facility.  Certain contracts require substantial amounts of working capital and/or performance letters of credit.  We may be limited in the number and size of contracts we can perform by our available credit.

Critical accounting policies significantly affect our reported financial results and conditions.

            Although our financial statements are prepared in accordance with U.S. generally accepted accounting principles, their preparation requires us to make estimates and judgments that affect the reported amounts.  Certain critical accounting policies affect our more significant judgments and estimates, and they are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates."  Actual amounts and results may differ materially from our estimates.

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

            In recent years we have incurred losses from operations.  We incurred operating losses in 2003 and 2002.  We may have operating losses in the future if we cannot obtain sufficient work and complete projects within our cost estimates.  Operating losses could have significant adverse effects on our future operations including limiting our ability to adjust to changing market conditions, reducing our ability to withstand competitive pressures and impairing our ability to obtain financing to provide for future working capital needs and capital expenditures.

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

            Our vessels and operations are subject to and affected by various types of governmental regulation including many international, federal, state and local environmental protection laws and regulations.  These laws and regulations are becoming increasingly complex and stringent, and compliance may become increasingly difficult and expensive.  We may be subject to significant fines and penalties for non-compliance, and some environmental laws impose joint and several "strict liability" for cleaning up spills and releases of oil and hazardous substances, regardless of whether we were negligent or at fault.  These laws and regulations may expose us to liability for the conduct of our conditions caused by others or for our acts that complied with all applicable laws at the time we performed the acts.

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

            As of March 10, 2006, Mr. William J. Doré beneficially owns approximately 24% of our outstanding common stock.  As a result, Mr. Doré is able to exercise substantial influence on the outcome of matters requiring a shareholder vote, including the election of directors.  This influence may have the effect of delaying, deferring, or preventing a change in control of our company.

We limit foreign ownership of our company, which could reduce the price of our common stock.

            Our articles of incorporation limit the percentage of outstanding common stock and other classes of voting securities that non-United States citizens can own.  Applying the statutory requirements applicable today, our articles of incorporation provide that no more than 25% of our outstanding common stock may be owned by non-United States citizens.  These restrictions may at times preclude United States citizens from transferring their common stock to non-United States citizens.  These restrictions may also limit the available market for resale of shares of common stock and for the issuance of shares by us and could adversely affect the price of our common stock.

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

Our internal controls may not be sufficient to achieve all stated goals and objectives.

            Our internal controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives.  You should note that the design of any system of internal controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

            None.

ITEM 2.          PROPERTIES

            We operate a fleet of sixteen major construction vessels, four cargo launch barges, fourteen DSVs, and five other miscellaneous offshore support vessels.  Our major construction vessels include thirteen barges, two ships, and one SWATH vessel.  Fourteen of our major construction vessels are designed to perform more than one type of construction project which reduces the risk that these combination vessels will experience extended periods of idleness.  A listing of our significant vessels along with a brief description of the capabilities of each is presented on page 20 of this Annual Report.

            The Hercules is a 444-foot dynamically positioned pipelay/heavy-lift barge with a 2,000-ton crane capable of performing revolving lifts up to approximately 1,600 tons and is capable of both conventional and reeled pipelay.  Using its portable reel, the Hercules is capable of spooling up to eighty-four miles of 6.625-inch diameter pipe, twenty-two miles of 12.75-inch diameter pipe, or ten miles of 18-inch pipe.  This reel is capable of being removed and installed on the Hercules as job demands change.  The Hercules is currently assigned to operate in our Asia Pacific segment.

            The Titan 2, a 456-foot self-propelled twin-hulled derrick ship, is capable of lifting 880 tons and has over 23,000 square feet of working deck area.  We lease the Titan 2 from a third party under a long-term charter agreement which expires in 2013.  The Titan 2's current base of operations is Mexico's Bay of Campeche.

            The Chickasaw, a 275-foot dynamically positioned pipelay/derrick barge, has a pipelay reel which has a capacity ranging from forty-five miles of 4.5-inch diameter pipe, nineteen miles of 6.625-inch diameter pipe or four miles of 12.75-inch diameter pipe in one continuous length.  We own four additional portable pipelay reels, which can be mounted on the deck of our barges for pipelay by the reel method or used as additional capacity on the Chickasaw.  We own and operate four jetting sleds, which are capable of burying pipe up to thirty-six inches in diameter.  The Chickasaw is currently stationed in the U.S. Gulf of Mexico.

            The Pioneer is a dynamically positioned SWATH vessel that provides support services in water depths to 8,000 feet.  The Pioneer's hull design reduces weather sensitivity, allowing the vessel to continue operating in up to 12-foot seas and remain on site in up to 20-foot seas.  The vessel is equipped to install, maintain, and service subsea completions, support saturation diving, and is equipped for abandonment operations, pipeline installation support, and other services beyond the capabilities of conventional DSVs.  The Pioneer is currently working in the U. S. Gulf of Mexico.

            We own all of our vessels, with the exception of the Titan 2, and twenty-four are subject to ship mortgages.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Long-Term Debt."  In compliance with governmental regulations, our insurance policies, and certain of our financing arrangements, we are required to maintain our barges and vessels in accordance with standards of seaworthiness and safety set by government regulations or classification organizations.  We maintain our fleet to the standards for seaworthiness, safety, and health set by the International Maritime Organization or the U.S. Coast Guard and are inspected by the American Bureau of Shipping, Bureau Veritas, Lloyd's Registry, or Det Norske Veritas.

            We also own fourteen saturation diving systems.  Our saturation systems range in capacity from four to twelve divers.  Two of the saturation systems are capable of supporting dives as deep as 1,500 feet.  Each saturation system consists of a diving bell for transporting the divers to the sea floor and pressurized living quarters.  The systems have surface controls for measuring and mixing the specialized gases that the divers breathe and connecting hatches for entering the diving bell and providing meals and supplies to the divers.

            In the normal course of our operations, we also lease or charter other vessels and equipment such as tugboats, cargo barges, utility boats, dive support vessels, saturation diving systems, and ROVs.

            We own 625 acres near Carlyss, Louisiana and have constructed a deepwater support facility and pipebase.  The location serves as the corporate headquarters and the headquarters of our Gulf of Mexico Offshore Construction operations.  The facility is capable of accommodating our deepwater draft vessels.

The following table summarizes our significant facilities as of December 31, 2005:

Location	Principal Use	Approximate Square Feet or Acreage		Owned/Leased (Lease Expiration)

Carlyss, LA	Shore base/Corporate Headquarters	625	acres	Owned
Port of Iberia, LA	Research and Development Center	3,765	sq. ft.	Leased (Mar. 2015)
Houston, TX	Office	67,059	sq. ft.	Leased (Jul. 2013)
Cd. Del Carmen, Mexico	Warehouses	7,874	sq. ft.	Leased (Monthly)
Cd. Del Carmen, Mexico	Office/Workshop	41,042	sq. ft.	Owned
Bangkok, Thailand	Office	11,445	sq. ft.	Leased (Apr. 2008)
Batam Island, Indonesia	Shore base	45	acres	Leased (Mar. 2028)
Sharjah, United Arab Emirates	Office/Shore base	54,338	sq. ft.	Leased (Dec. 2006)
Mumbai, India	Project Office	4,000	sq. ft.	Leased (May. 2008)

Global Industries, Ltd.
Listing of Construction Barges and Swath Vessel

	Vessel Type	Length (Feet)		Pipelay		Year Acquired/ Leased	Living Quarter Capacity
			Derrick	Maximum Pipe Diameter (Inches)	Maximum Water Depth (Feet)
			Maximum Lift (Tons)

Construction Barges:
Titan 2 (1)	Derrick ship	456	880	--	--	2001	326
Hercules	Pipelay/reel/derrick	444	2,000	60.00	10,000	1995	191
Seminole	Pipelay/derrick ship	424	800	48.00	1,500	1997	220
Comanche	Pipelay/derrick	400	1,000	48.00	1,500	1996	223
Shawnee	Pipelay/derrick	400	860	48.00	1,500	1996	272
Iroquois	Pipelay/derrick	400	250	60.00	1,000	1997	259
DLB 264	Pipelay/derrick	397	1,000	60.00	1,000	1998	220
DLB 332	Pipelay/derrick	352	750	60.00	1,000	1998	208
Cheyenne	Pipelay/bury/derrick	350	800	36.00	1,500	1992	190
Cherokee	Pipelay/derrick	350	925	36.00	1,500	1990	183
Chickasaw	Pipelay/reel/derrick	275	160	12.75	6,000	1990	70
Tonkawa	Bury	250	175	--	--	1990	73
Sea Constructor	Pipelay/bury	250	200	24.00	400	1987	104
G/P 37	Pipelay/bury	188	140	16.00	300	1981	58
Pipeliner 5	Pipelay/bury	180	40	14.00	200	1996	60
SWATH Vessel:
Pioneer	Multi-service	200	50	--	--	1996	57

             (1)  The Titan 2 is leased from a third party under a long-term charter agreement which expires in 2013.

In 2004, the G/P 35 and G/P 37 were taken out of active service.  Effective November 13, 2005, the construction barge, Navajo was transferred from our OCD West Africa segment to our GDMC Middle East segment and is now classified as a dive support vessel.  At December 31, 2005, the G/P 35 had no material net book value and was considered indefinitely removed from service, and the G/P 37 was being prepared to return to work.

ITEM 3.          LEGAL PROCEEDINGS

            In November 1999, we notified Groupe GTM (now Vinci), that as a result of material adverse changes and other breaches by Vinci, we were no longer bound by and were terminating the Share Purchase Agreement to purchase the shares of ETPM S.A.  Vinci responded stating that they believed we were in breach.  The Share Purchase Agreement provided for liquidated damages of $25.0 million to be paid by a party that failed to consummate the transaction under certain circumstances.  We notified Vinci that we did not believe that the liquidated damages provision was applicable to our termination of the Share Purchase Agreement.  On December 23, 1999, we filed suit against Vinci in Tribunal de Commerce de Paris to recover damages.  On June 21, 2000, Vinci filed an answer and counterclaim against us seeking the liquidated damages of $25.0 million and other damages, costs and expenses of approximately $3.2 million based on current exchange rates.  In November 2003, the Tribunal de Commerce de Paris ruled in favor of Vinci in the matter and awarded Vinci $25.0 million plus approximately $8.5 million in interest, exchange rate differential and legal fees.  As a result, although we have not yet paid the judgment, we recorded a $33.5 million (pre-tax) provision in the fourth quarter of 2003.  We appealed this verdict in the Cour d'appel de Paris.  On April 12, 2004 the Cour d'appel de Paris heard the case before three appellate judges.  A decision was rendered in May 2005 by the Cour d'appel de Paris upholding the lower court decision.  Vinci has filed an enforcement action in the United States District Court for the Eastern District of Louisiana (civil action number 05-3251).  The Company intends to defend this action by Vinci, however, the Company may be required to pay the judgment in the near future.  We have also filed an appeal in the French Supreme Court on additional costs associated with the exchange rate differential. Our balance sheet at December 31, 2005 includes a $34.9 million liability representing the judgment and associated legal fees, interest, and exchange rate differentials.  Although the provision for the judgment had a significant impact on our reported results for 2003, we do not believe that the ultimate outcome of this matter will have a material adverse effect on our future results of operations or business.

            On March 19, 2004, Marathon E.G. Production Limited filed an arbitration with the American Arbitration Association against our subsidiary, Global Offshore International, Ltd. seeking liquidated damages of approximately $12.0 million and a declaration that the pricing and schedule adjustments claimed by our subsidiary were disallowed.  Our subsidiary had claimed standby and extra work and schedule extensions, which would eliminate the liquidated damages claimed.  Marathon E.G. Production Limited and Global Offshore International, Ltd. entered into a settlement agreement on September 30, 2005 resulting in a payment to Global of $2.8 million and elimination of the liquidated damages claimed. As a result of this settlement, we recorded a charge to earnings of $1.2 million, in the third quarter of 2005.

            On June 30, 2005, we were notified by the Mexican appeals court of an unfavorable decision in litigation related to an audit assessment of 1999 corporate income and value added taxes totaling $15.4 million.  The assessment is related to the timing of contract revenue recognition for Mexican tax purposes.  The assessed amount includes taxes adjusted for inflationary costs of approximately $5.4 million and penalties and interest of approximately $10.0 million.  As a result of this decision, Global may file amended corporate returns for subsequent years that will result in decreased taxes for those years and offset the amount of tax assessed.  Global is currently negotiating the amount of the taxes and interest with the Mexican tax authorities.  A reserve of $2.5 million has been established and recorded in our Latin America segment. This reserve represents management's assessment of the most likely outcome of the dispute settlement.

            Our operations are subject to the inherent risks of offshore marine activity including accidents resulting in the loss of life or property, environmental mishaps, mechanical failures, and collisions.  We insure against these risks consistent with industry standards.  We believe our insurance should protect us against, among other things, the accidental total or constructive total loss of the fair market value of our vessels.  We also carry workers' compensation, maritime employer's liability, general liability, and other insurance customary in our business.  All insurance is carried at levels of coverage and deductibles that we consider financially prudent.  Recently, our industry has experienced a tightening in the builders' risk market, which has increased deductibles and reduced coverage.

            Our services are provided in hazardous environments where accidents involving catastrophic damage or loss of life could result, and litigation arising from such an event may result in us being named a defendant in lawsuits asserting large claims.  Although there can be no assurance that the amount of insurance carried by our company is sufficient to protect us fully in all events, management believes that our insurance protection is adequate for our business operations.  A successful liability claim for which we are underinsured or uninsured could have a material adverse effect on the Company.

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

ITEM 4           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

ITEM (Unnumbered).            EXECUTIVE OFFICERS OF THE REGISTRANT

            (Provided pursuant to General Instruction G to Form 10-K)

All executive officers named below, in accordance with the By-Laws, are elected annually and hold office until a successor has been duly elected and qualified.  Our executive officers as of March 10, 2006, were as follows:

Name	Age	Position
William J. Doré	63	Chairman of the Board of Directors and Chief Executive Officer
Peter S. Atkinson	58	President and Chief Financial Officer
James J. Doré	51	Senior Vice President, Asia Pacific and India
Timothy W. Miciotto	62	Senior Vice President, Financial Advisor to the President
Russell J. Robicheaux	57	Senior Vice President, General Counsel

            Mr. William J. Doré is our founder and has served as Chairman of the Board of Directors, President and Chief Executive Officer since 1973 and most recently, as of June 2000, Chairman of the Board and Chief Executive Officer.  Mr. Doré has over thirty years experience in the diving and marine construction industry.  He is a past President of the Association of Diving Contractors, an industry trade association, and has served on the Board of Directors executive committee of the National Ocean Industry Association.

            Mr. Atkinson joined our company in September 1998 as Vice President and Chief Financial Officer.  In June 2000, he was named President.  In December 2005, he assumed the additional title of Chief Financial Officer.  Prior to joining our company he had been Director - Financial Planning with J. Ray McDermott, S.A., having previously served in various capacities at McDermott International, Inc. and J. Ray McDermott, S.A. for twenty-three years.  At McDermott, he served at the corporate level as well as in the North Sea, Middle East, West Africa, and Central and South America.  He is currently serving on the Board of Directors executive committee of the National Ocean Industry Association.

            Mr. James Doré has over twenty-five years of service with our company.  He has held a number of management positions with responsibility for marketing, contracts and estimating, and diving operations.  Mr. Doré was named Vice President, Marketing in March 1993, Vice President, Special Services in November 1994 and Vice President, Diving and Special Services in February 1996.  In August 2001, he was named Senior Vice President, Diving and Special Services.  In November 2002, Mr. Doré was named President of Global Divers and Marine Contractors.  In June 2005, Mr. Doré was appointed Senior Vice President, Asia Pacific and India.  Mr. Doré previously served as President of the Association of Diving Contractors, an industry trade association.  Mr. Doré is the brother of William J. Doré.

            Mr. Miciotto joined our company as Vice President and Chief Financial Officer in June 2000.  In August 2001, he was named Senior Vice President, Chief Financial Officer.  In December 2005, he was named Senior Vice President and Financial Advisor to the President.  Mr. Miciotto has over thirty-five years of experience in both domestic and international financial management positions with McDermott International, Inc., including resident experience in Lebanon, Belgium, England and Singapore.  Prior to joining our company, he had been Director - Materials and Transportation with McDermott International, Inc. for the preceding five years.

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

	High	Low
2004
First Quarter	$ 6.400	$ 4.910
Second Quarter	6.550	5.040
Third Quarter	6.480	4.490
Fourth Quarter	8.580	5.550
2005
First Quarter	$ 10.290	$ 7.370
Second Quarter	10.950	8.160
Third Quarter	14.790	8.690
Fourth Quarter	14.900	11.170

            As of March 10, 2006, there were approximately 900 holders of record of our common stock and we believe approximately 22,000 beneficial holders of our common stock.

            We have never paid cash dividends on our common stock, and we do not intend to pay cash dividends in the foreseeable future.  We currently intend to retain earnings, if any, for the future operation and growth of our business.  Certain of our financing arrangements restrict the payment of cash dividends.  Please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Long-Term Debt."

            Neither we nor, to our knowledge, any "affiliated purchaser" (as defined in Rule 10b-18 of the Securities Exchange Act of 1934) purchased any of our equity securities during the fourth quarter of 2005.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2005 regarding our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by Shareholders:
1992 Stock Option Plan	972,800	$ 12.966	--
1992 Restricted Stock Plan	--	$ --	--
1995 Employee Stock Purchase Plan	94,961	$ 8.322	--
1998 Equity Incentive Plan	5,332,053(1)	$ 6.112	747,592
2005 Stock Incentive Plan	--	$ --	5,500,000
Equity compensation plans not approved by Shareholders:
None	--		--
Total	6,399,814		6,247,592

(1) Includes 1,802,003 of restricted shares.

ITEM 6.          SELECTED FINANCIAL DATA

            The selected financial data presented below for each of the past five fiscal periods should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Year Ended December 31,
	2005	2004 (1)	2003 (2)	2002(1)(3)	2001(3)
	(in thousands, except per share and ratio data)

Revenues	$ 688,615	$ 463,331	$ 459,029	$ 461,916	$ 367,566
Gross profit	116,847	64,456	3,061	53,026	52,285
Income (loss) from continuing
operations, net of taxes	34,758	6,522	(71,126)	(35,977)	(3,888)
Income from discontinued
operations, net of taxes (4)	--	15,910	2,797	6,614	10,044
Net income (loss) (4)	34,758	22,432	(68,329)	(29,363)	6,156
Net income (loss) per diluted share
Income (loss) from
continued operations	$ 0.30	$ 0.06	$ (0.71)	$ (0.36)	$ (0.04)
Income from
discontinued operations (4)	$ 0.00	$ 0.14	$ 0.03	$ 0.06	$ 0.11
Net income (loss) (4)	$ 0.30	$ 0.20	$ (0.68)	$ (0.30)	$ 0.07
Ratio of earnings to fixed
charges (5)	5.6x	2.1x	(6)	(6)	(6)
Total assets (7)	$ 857,314	$ 743,240	$ 620,831	$ 701,644	$ 748,177
Working capital (7)	232,050	186,647	37,321	75,060	64,588
Long-term debt, total (7)	77,220	81,180	123,728	126,657	234,740

________________

(1)           Included in the net income (loss) and net income (loss) per share and the ratio calculations is the effect of the pretax non-cash charge for asset impairment of $7.2 million and $45.6 million for 2004 and 2002, respectively.  See Note 10 of the Notes to Consolidated Financial Statements.

(2)          Included in the net (loss) income and net (loss) income per share and the ratio calculations is the effect of the pre-tax $33.5 million provision related to the adverse ruling in the Groupe GTM (now Vinci) litigation. See Note 6 of the Notes to Consolidated Financial Statements.

(3)           Pursuant to FAS 142, we discontinued the amortization of goodwill in 2002.  As a result, net (loss) income and net (loss) income per share amounts for years prior to 2002 are not directly comparable.

(4)           Includes the gain on the sale of our Liftboat Division in 2004 of $16.1 million net of tax.

(5)           For purposes of computing the ratios of earnings to fixed charges:  (1) earnings consist of income from continuing operations before income taxes plus fixed charges, excluding capitalized interest, and (2) fixed charges consist of interest expense (including capitalized interest) and the estimated interest component of rent expense (one-third of total rent expense).  There were no dividends paid or accrued during the periods presented above.

(6)            Earnings were inadequate to cover fixed charges by $72.3 million, $44.4 million, and $5.0 million for 2003, 2002, and 2001 respectively.

(7)            As of the end of the period.

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

Results of Operations

General

            Our results of operations reflect the level of offshore construction activity in the U.S. Gulf of Mexico and in the international locations in which we operate.  The results also reflect our ability to win jobs through competitive bidding and manage awarded jobs to successful completion.  The level of offshore construction activity is principally determined by three factors: first, the oil and gas industry's ability to economically justify placing discoveries of oil and gas reserves in production; second, the oil and gas industry's need to clear all structures from the lease once the oil and gas reserves have been depleted; and third, weather events such as major hurricanes.

            The level of offshore construction activity is one of the three primary drivers of our business results in terms of revenues, gross profit, and gross profit as a percentage of revenues (margins).  The other two are pricing (which is effected by contract mix) and operating efficiency or productivity on a particular construction project.  Activity levels have a significant impact on our gross profit and gross profit as a percentage of revenues because our business is very capital and personnel intensive.  Our vessels, operations personnel, and marine facilities used to perform our construction work "sit idle" when not working, however, in most cases much of their costs, including depreciation, remain and are essentially fixed.  In general, as activity increases, a greater percentage of these fixed costs are recovered; therefore, more gross profit is recognized.  This increase in activity has the effect of improving gross margins.  As activity levels decrease, revenues decline but our costs do not decline proportionately thereby constricting our gross profit and margins.  Activity levels can be affected by changes in demand due to economic or other conditions in the oil and gas exploration business, seasonal conditions in certain geographic areas and/or our ability to win the bidding for available jobs.

            Our results of operations depend heavily on obtaining a sufficient quantity of offshore construction contracts with sufficient gross profit margins.  Contract bidding is very competitive and, in the recent past, has resulted in contractors increasing their willingness to assume greater amounts of risk, for no additional or reduced pricing, in order to be awarded the contract.  As a result, contract margins have eroded throughout the industry.  However, recent trends indicate a decreased contractor tolerance for uncompensated risk and some recovery of contract margins.

            Most of our OCD revenue is obtained through larger, more complex contracts that are longer in duration and require significant amounts of working capital.  Most of our international contracts are bid on a lump-sum basis and are secured by a letter of credit or performance bond.  These contracts are inherently risky and are subject to many unforeseen circumstances and events that may affect productivity.  As productivity decreases, with no offsetting decrease in costs or increases in revenue, contract margins erode as compared to our bid margins.  As a result, our OCD revenues and margins are subject to a high degree of variability.

            Due to the nature of OCD contracts and adding to the degree of project execution difficulty, changes in the scope of the base contract sometimes occur as contract work progresses.  A change order usually increases the scope of work, but may also decrease the scope and, consequently, our revenue and costs.  Either the customer or we may initiate change orders.  At the time of initiation, change orders may be approved or unapproved by either party, priced or unpriced, and/or defined or undefined regarding detailed scope.  Even where the scope of work is defined, the associated increase or decrease in contract revenue may be governed by contract terms or negotiated later, sometimes after the work is performed. We recognize these change orders as revenue in accordance with accounting principles generally accepted in the United States.  (Please read "Critical Accounting Policies and Estimates.")

            Most GDMC revenues are short-term in nature, involve numerous smaller contracts, and are usually based on a day-rate charge.  Financial risks associated with these types of contracts are normally limited due to their short-term and non lump-sum nature.  Revenues and margins in our GDMC division tend to be more consistent than in our OCD division.

Overview

            As a result of persistently high energy prices and the effects of three major hurricanes in the U.S. Gulf of Mexico, demand for the services performed by both of our divisions increased between the comparable years of 2005 and 2004.  This increased level of demand, which began during the third quarter of 2004, continued throughout the year of 2005.  Income from continuing operations before income taxes increased by $44.9 million to $66.0 million in 2005, primarily due to a $52.4 million increase in gross profit which was partially offset by a $13.0 million increase in selling, general and administrative expenses.  The increase in gross profit was driven by an increase in the overall level of activity in OCD and increased activity and improved pricing in GDMC partially offset by productivity issues and uncompensated weather-related downtime in our OCD Latin America and OCD Asia Pacific segments.  For additional information, please read Note 8 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

The following table sets forth, for the periods indicated, statement of operations data expressed as a percentage of revenues.

	Year Ended December 31,
	2005	2004	2003
Revenues	100.0%	100.0%	100.0%
Cost of operations	83.0	86.1	99.3
Gross profit	17.0	13.9	0.7
Losses on asset impairment	--	1.5	--
Provision for Vinci (Groupe GTM) litigation	--	--	7.3
Net gains on asset disposal	(0.8)	(3.9)	(1.2)
Selling, general and administrative expenses	7.5	8.1	8.2
Operating income (loss)	10.3	8.2	(13.6)
Interest expense	1.5	3.2	2.5
Other expense (income)	(0.7)	0.4	(0.4)
Income (loss) from continuing operations before income taxes	9.5	4.6	(15.7)
Income taxes (benefit)	4.5	3.2	(0.2)
Income (loss) from continuing operations net of
before income taxes	5.0	1.4	(15.5)
Income from discontinued operations net of taxes
Operations	--	--	0.6
Gain on sale	--	3.4	--
Net income (loss)	5.0%	4.8%	(14.9)%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

	Year Ended December 31,
	2005	2004	Percentage Change
	(in millions)		(unfavorable)
Revenues	$688.6	$463.3	49%
Cost of operations	571.8	398.8	(43)
Gross profit	116.8	64.5	81
Losses on asset impairment	--	7.2	100
Provision for Vinci (Groupe GTM) litigation	--	--	--
Net gains on asset disposal	(5.3)	(18.2)	(71)
Selling, general and administrative expenses	50.9	37.9	(34)
Operating income	71.2	37.6	89
Other expense (income):
Interest expense	10.2	14.8	31
Other	(5.0)	1.7	394

Income from continuing operations before income taxes	66.0	21.1	213
Income taxes	31.2	14.6	(114)
Income from continuing operations net of taxes	34.8	6.5	435
Income (loss) from discontinued operations net of taxes
Operations	--	(0.2)	100
Gain on sale	--	16.1	(100)
Net income	$34.8	$22.4	55

Revenues.  Consolidated revenues increased by 49% to $688.6 million in 2005 primarily due to an increase in worldwide activity in both of the Company's divisions.  Improved pricing for certain segments within these divisions also contributed to this increase in revenues. Additionally, $10.8 million of this favorable variance is related to the existence of an adverse arbitration ruling that occurred in our OCD West Africa segment during the third quarter of 2004.  For a detailed discussion of revenues in each division and geographic area, please read "Segment Information Overview."

Gross Profit.  Gross profit increased by $52.4 million to $116.8 million in 2005 primarily due to the increase in revenues described above.  As a percentage of revenues, gross profit increased to 17.0% in 2005 from 13.9% in 2004.  The beneficial effects of increased activity and pricing on our gross profit percentage were partially offset by a deterioration of the profit margins earned in our OCD Latin America and OCD Asia Pacific segments. Gross profit in our OCD Latin America segment, as a percentage of revenues, declined to 5.6% in 2005 from 16.2% in 2004 due to low productivity and uncompensated weather-related downtime on certain contracts.  Gross profit in our OCD Asia Pacific segment declined to 9.6% in 2005 from 16.6% in 2004 primarily due to increased costs associated with the transfer of the Hercules to the segment in 2005 and productivity issues and uncompensated weather-related downtime in one large project.

Net Gains on Asset Disposal.  Net gains on asset disposal decreased 71% to $5.3 million in 2005. In 2004, we sold the derrick barge Arapaho and an office facility in Lafayette, Louisiana for gains of $16.8 million and $1.2 million, respectively. In 2005, our net gains on asset disposal resulted primarily from the disposition of two dive support vessels and a cargo barge.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased 34% to $50.9 million in 2005.  This increase was primarily due to increased administrative labor costs in all of our segments, a $2.5 million accrual for a tax penalty in our OCD Latin America segment, increased management incentive plan accruals, and the allocation of a portion of 2004 corporate expenses to discontinued operations.

Depreciation and Amortization.  Depreciation and amortization from continuing operations, including amortization of dry-docking costs, was $51.2 million in 2005 compared to $45.9 million in 2004. This increase was due primarily to higher utilization of our major construction vessels, which are depreciated on a units of production basis.

Interest Expense.  Interest expense decreased $4.6 million to $10.2 million in 2005 primarily due to lower average debt outstanding.

Other Expense (Income).  Other expense (income) was $5.0 million income in 2005 and $1.6 million expense in 2004.  This change was primarily due to increased interest income and foreign exchange losses in 2004 compared to foreign exchange gains in 2005.

Net Income From Continuing Operations Net of Taxes.  Our net income from continuing operations increased by $28.2 million to $34.8 million in 2005 principally due to an increase in gross profit and the non-recurrence of impairment losses recorded in 2004 partially offset by reduced gains on asset sales and increased selling, general and administrative expenses as discussed above.  Our effective income tax rate was 47% for 2005 and 69% for 2004.  Our effective income tax rate exceeded 35% in both periods primarily due to low earnings and/or losses in certain foreign jurisdictions that are taxed on a deemed profits (i.e., percentage of revenue) basis and net operating losses in certain foreign jurisdictions where we did not record a tax benefit.  Additionally, the tax rate in 2004 was adversely affected by non-deductible losses in foreign jurisdictions related to asset impairments and an adverse arbitration ruling.

Segment Information Overview.  Our reportable segments include two divisions, OCD and GDMC, with five and four reportable segments, respectively.  OCD includes all pipelay and derrick lifts worldwide as well as diving and marine services in our Asia Pacific region.  We have identified nine reportable segments as required by Statement of Financial Accounting Standards ("SFAS") 131, "Disclosures about Segments of an Enterprise and Related Information."  The following sections discuss the results of operations for each of our reportable segments during 2005 and 2004.  For additional information concerning the financial results of each segment, see Note 8 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

            Offshore Construction Division:  Total revenues in OCD increased by $197.4 million or 47% between comparable years to $615.2 million (including $0.6 million of intersegment revenues) in 2005 from $417.8 million (including $4.8 million intersegment revenues) in 2004.  This increase in revenues was primarily due to an increase in activity levels between comparable periods in all of our OCD segments.  Worldwide utilization of our major construction vessels increased to 54% in 2005 from 32% in 2004.  Additionally, an adverse arbitration outcome in our OCD West Africa segment in 2004 and improved pricing in our OCD Gulf of Mexico segment in 2005, as a result of Hurricanes Ivan, Katrina, and Rita, also contributed to this increase in revenues.

            Income from continuing operations before income taxes improved by $18.3 million or 197% to income of $27.5 million in 2005.  This improvement was primarily caused by the beneficial effects on profit margins of increases in activity and pricing discussed above and was partially offset by a deterioration of profit margins in our OCD Latin America segment and OCD Asia Pacific segment.

            Gulf of Mexico - Revenues increased 147% to $160.6 million in 2005 from $65.1 million (including $4.8 million of intersegment revenues) in 2004 due primarily to increased activity and improved pricing in the region.  Activity and pricing in this segment began to improve in the fourth quarter of 2004 primarily due to increased demand caused by Hurricane Ivan.  This increased level of demand continued during the first two quarters of 2005 as the segment performed work on several projects related to Hurricane Ivan and one large pipeline construction project in Trinidad.  Demand for the services of our OCD Gulf of Mexico segment further intensified during the third and fourth quarters of 2005 due to the effects of Hurricanes Katrina and Rita, and the Company initiated numerous projects for hurricane repairs on a day-rate basis during these quarters.  Income from continuing operations before income taxes increased by $28.3 million to $41.5 million in 2005 primarily due to increased activity, improved pricing, and lower allocated costs due to vessels being transferred to other segments.  The Hercules was transferred to our OCD Asia Pacific segment at the beginning of 2005, and several vessels were temporarily assigned to our OCD Latin America segment during the year.  Utilization of our six major construction vessels in the Gulf of Mexico during 2005 was 74% compared to seven vessels achieving 20% in 2004.  A comparison of bidding activity between comparable years was not meaningful for this segment due to increasing levels of hurricane repair work and day-rate contracts being negotiated and performed in 2005.

             West Africa - Revenues were $30.4 million for 2005 compared to $7.5 million in 2004.  Revenues for 2005 and 2004 included reductions in revenue related to adverse arbitration rulings and settlements of $1.2 million and $10.8 million, respectively.  Activity in our OCD West Africa segment increased slightly between comparable years, but bid margins declined.  Utilization of our three barges in this segment was 12% during 2005 as compared to 8% in 2004.  During the fourth quarter of 2004, the construction barge, Navajo, was transferred out of this segment into our GDMC Middle East segment.  Loss from continuing operations before income taxes decreased to $12.0 million in 2005 compared to a loss of $22.7 million in 2004.  Bidding activity and the dollar volume of bidding activity were up between the comparable periods.

             Latin America - Revenues increased 7% to $255.8 million in 2005 primarily due to an increase in activity within the segment.  Six large projects were in progress during 2005 compared to five large projects in progress during 2004.  Income from continuing operations before income taxes decreased $30.0 million to a loss before income taxes of $3.5 million in 2005 due to low productivity on four projects, uncompensated weather-related downtime, a $2.5 million tax penalty reserve, and costs associated with the transfer of one barge to the region from the Middle East.  Seven barges achieved 77% utilization in 2005 compared to four barges achieving 82% utilization in 2004.  Bidding activity was down slightly but the dollar value of bidding activity was up significantly between comparable periods.

            Asia Pacific - Revenues increased 72% to $132.3 million (including $0.6 million of intersegment revenues) in 2005 due to increased activity which was associated with the transfer of the Hercules to the segment.  However, loss from continuing operations before income taxes increased to $3.4 million in 2005 compared to a loss of $2.0 million in 2004.  The favorable effects of the increase in activity and an increase in net gains on asset disposals were completely offset by increased costs associated with the transfer of the Hercules to the segment and by productivity issues and uncompensated weather-related downtime in one large project.  The Hercules achieved only 35% utilization during the fourth quarter of 2005 due to the end of the working season in China and is scheduled to be out of service undergoing upgrades and repairs for most of the first quarter of 2006.  Utilization in 2005 for our four major construction vessels in this segment was 41% compared to three barges achieving 38% utilization in 2004.  Both bidding activity and the dollar value of bidding activity were up in 2005 compared to 2004.

Middle East - Revenues increased 22% to $36.3 million in 2005.  One significant project which began in 2004 carried over to the current year, and a large multi-year project was begun in the fourth quarter of 2005.  Utilization in 2005 of one major construction barge was 50% compared to two barges achieving 29% in the same period last year.  Income from continuing operations before income taxes increased $10.6 million to income of $4.9 million in 2005 compared to a loss of $5.7 million in 2004 primarily due to increased activity, improved efficiencies and profit margins, and a gain of $1.9 million on the disposition of a cargo barge.  Additionally, results for 2004 included asset impairment losses of $1.3 million.  Bidding activity and the dollar value of bidding activity were relatively constant between the comparable years of 2005 and 2004.

Global Divers and Marine Contractors Division:  Total revenues for GDMC increased by 74% to $134.9 million (including $61.0 million of intersegment revenues) in 2005.  Income from continuing operations before income taxes increased by $27.2 million to $39.5 million in 2005.  The increases in revenues and income were due to increased activity in all of our GDMC segments and improved pricing in our GDMC Gulf of Mexico segment.

Gulf of Mexico - Revenues increased 70% to $64.9 million (including $29.9 million of intersegment revenues) in 2005 from $38.2 million (including $9.1 million of intersegment revenues) in 2004.  Income from continuing operations before income taxes increased by $19.5 million to $24.1 million for 2005.  The increase in revenues and income were primarily due to increased activity and improved pricing as a result of Hurricanes Ivan, Katrina, and Rita.  The number of diver-days increased 64% in 2005 compared to 2004.  The beneficial effects of increased activity and improved pricing were partially offset by increased labor, equipment rental, and fuel costs.

West Africa - Revenues, all of which were intersegment revenues, increased by $1.3 million to $1.9 million in 2005 primarily due to the increase in activity in our OCD West Africa segment.  Income from continuing operations before income taxes for our GDMC West Africa segment increased by $0.8 million to $0.7 million income in 2005 compared to a loss of $0.1 million in 2004 primarily due to the beneficial effects of the increase in activity.

Latin America - Revenues, all of which were intersegment revenues, increased by 58% to $21.9 million in 2005 primarily due to increased activity and an increase in the amount of saturation diving work.  Income from continuing operations before income taxes increased by $1.3 million to $5.0 million in 2005 primarily due to the factors which affected revenues.  Profit margin as a percent of revenues declined between comparable periods primarily due to uncompensated rework costs on certain projects and higher repairs and maintenance costs.

             Middle East - Revenues increased 85% to $46.1 million (including $7.3 million of intersegment revenues) due to increased activity from several large projects in India.  Income from continuing operations before income taxes increased by $5.6 million to $9.7 million in 2005 due to the increase in activity.

 Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

	Year Ended December 31,
	2004	2003	Percentage Change
	(in millions)		(unfavorable)
Revenues	$463.3	$459.0	1%
Cost of operations	398.8	456.0	13
Gross profit	64.5	3.0	2,050
Losses on asset impairment	7.2	--	*
Provision for Vinci (Groupe GTM) litigation	--	33.5	*
Net gains on asset disposal	(18.2)	(5.7)	219
Selling, general and administrative expenses	37.9	37.6	(1)
Operating income (loss)	37.6	(62.4)	160
Other expense (income):
Interest expense	14.8	11.4	(30)
Other	1.7	(1.5)	(213)
	16.5	9.9	(67)
Income (loss) from continuing operations before income taxes	21.1	(72.3)	129
Income taxes (benefit)	14.6	(1.2)	(1,317)

Income (loss) from continuing operations net of taxes	6.5	(71.1)	109
Income (loss) from discontinued operations net of taxes
Operations	(0.2)	2.8	(107)
Gain on sale	16.1	--	*
Net income (loss)	$22.4	$(68.3)	133

* Not meaningful

Revenues.  The 1% decrease in revenues from 2003 to 2004 was primarily attributable to a substantial increase in activity in our OCD Latin America segment, which was largely offset by reduced activity in our West Africa segment and our OCD Gulf of Mexico segment.  Revenues from our OCD Latin America segment increased $219.9 million due to five large contracts in process in 2004 compared with two contracts in 2003.  Revenues declined in our other OCD segments due to fewer large contracts in process and a $10.8 million adverse legal judgment in our West Africa segment relating to work performed in 2003.  Major construction barge utilization in our OCD was 32% in 2004 compared with 37% utilization in 2003.  Activity in our GDMC segments increased due to increased activity in our Latin America segment and Hurricane Ivan damage repair work in our Gulf of Mexico segment.  Total diving utilization was down 7%, saturation diving utilization was up 36%, and pricing was up 18% compared to 2003.  For a detailed discussion of revenues in each division and geographic area, see "Segment Information Overview."

Gross Profit.  The $61.5 million increase in gross profit was due primarily to increased activity in our Latin America segment and improved pricing in our Gulf of Mexico segments partially offset by a $10.8 million adverse legal judgment in our West Africa segment to work performed in 2003.  In addition, in 2003, our OCD West Africa segment and our OCD Gulf of Mexico segment experienced productivity and efficiency decreases, with no offsetting decrease in costs or increase in revenues, which resulted in reduced 2003 contract margins.  As a percentage of revenues, gross profit increased to 14% in 2004 compared to 1% for 2003.

Losses on Asset Impairments.  In the fourth quarter of 2004, due to future trend information that became available and recent events regarding some of our geographic locations and assets, we examined each asset extensively to determine expected profitability and utilization.  Each asset was analyzed and valued using either third party appraisals, comparable vessel sales, or probability weighted undiscounted cash flow analysis.  In conjunction with the analysis, we recorded a pretax non-cash impairment charge of $7.2 million relating to certain of our marine assets, which included the Navajo in our OCD West Africa segment, one cargo barge in our OCD Middle East segment, and a support facility in our OCD Gulf of Mexico segment.  These assets were valued at their respective fair market values.

Net Gains on Asset Disposal.  Net gains on asset disposal for 2004 include gains on the sale of the Arapaho of $16.8 million in our OCD Gulf of Mexico segment and Lafayette office facility of $1.0 million in our Other segment.  Net gains on asset disposal in 2003 include $5.6 million from the sale of the derrick barges Mohawk and Sara Maria in our OCD Latin America segment.

Selling, General and Administrative Expenses.  For 2004, selling, general and administrative expenses were $37.9 million as compared to $37.6 million reported during 2003.  This increase was due primarily to increases in costs related to consulting, external accounting and legal fees partially offset by reduced bad debt expense and decreased labor costs.

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

Depreciation and Amortization.  Depreciation and amortization from continuing operations, including amortization of dry-docking costs, was $45.9 million in 2004 as compared to $46.0 million in 2003.  A decrease in overall utilization was substantially offset by a different mix of barge utilization of our major construction barges, which are depreciated on a units of production basis.

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

Other Expense (Income).  Other expenses increased $3.2 million to $1.7 million for 2004, from other income of $1.5 million for 2003, due primarily to increased exchange rate losses.

Net Loss From Continuing Operations Net of Taxes.  The 109% increase in our net loss was the result of the factors described above that reduced our gross profit and operating income.  Our effective tax rate is 69% in 2004 compared to 2% for 2003.  The increase in the effective tax rate is due primarily to the following:

•               Losses in certain foreign jurisdictions (primarily West Africa) that are taxed on a deemed profits, percentage of revenue, basis;

•               Losses in certain foreign asset impairments that are not tax effected; and

•               Losses related to the adverse judgment in our West Africa segment related to offshore pipeline work performed in 2003 that are not tax effected.

The increase was partially offset by:

•               The reversal of a $4.3 million valuation allowance, due to a capital gain on the sale of the Arapaho which allowed the utilization of the loss carryforward.

Our effective tax rate for 2003 includes a $4.3 million tax expense attributable to the establishment of a valuation allowance for a capital loss carryforward and losses in other jurisdictions that were not tax benefited.

Income From Discontinued Operations Net of Taxes.  Income from discontinued operations, net of taxes of 46%, for 2004 was $15.9 million including the gain on the sale of the liftboats of $16.1 million after tax, compared to income, net of taxes of 35%, of $2.8 million for the same period last year.

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

            Although total revenues in our OCD decreased slightly to $417.8 million (including intersegment revenues of $4.8 million) in 2004 from $422.3 million (including intersegment revenues of $0.9 million) in 2003, results improved dramatically as this division's income before taxes increased to $9.3 million in 2004 from a loss before taxes of $43.7 million in 2003.  This increase was primarily due to the following:

              increased activity in the Latin America segment;

              gains of $16.8 million on asset sales on vessels in the OCD Gulf of Mexico segment; and

              increased margin in the OCD Gulf of Mexico segment due to Hurricane Ivan damage repair work.

              The increase was partially offset in 2004 by:

              an impairment of $6.9 million on three vessels and one facility;

              an adverse legal judgment of $10.8 million in the OCD West Africa segment; and

              a custom duty reserve of $1.9 million in our Latin America division.

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

            Total revenues from our GDMC Division increased $15.2 million, or 24%, to $77.6 million (including $27.3 million intersegment revenues) in 2004 from $62.4 million (including $24.8 million intersegment revenues).  In 2003 this division's results increased substantially from income before taxes of $5.7 million in 2003 to income before taxes of $12.2 million in 2004.  Revenues and earnings increased due to increased saturation diving activity and improved pricing in the Gulf of Mexico segment due primarily to Hurricane Ivan damage repair work and increased activity in our Latin America segment increased activity in our Latin America segment.

            The following discusses the results of operations for each of our reportable segments during 2004 and 2003.  For additional information concerning the financial results of each segment, see Note 8 to the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

            Offshore Construction Division:

            Gulf of Mexico - Revenues decreased 52% to $65.1 million (including $4.8 million of intersegment revenues) for 2004 from $135.2 million (including $0.9 million of intersegment revenues) for 2003 due primarily to reduced activity in the region.  In 2004, several small contracts were completed as compared to one large contract that was in progress in the 2003.  As a result, income before income taxes increased to $13.2 million for 2004, including a $16.8 million gain on the sale of the derrick barge Arapaho and the effect of $3.0 million of impairment costs, from a loss before income taxes of $2.2 million for 2003.  Earnings increased due to improved margins on hurricane repair work and the shifting of costs related to certain Gulf of Mexico construction vessels as a result of their working in our Latin America segment.  In addition, in 2003 we experienced productivity losses on two significant projects due to inclement weather and subcontractor work stoppages.  Utilization of our major construction barges in the U.S. Gulf of Mexico during 2004 decreased to 20% from 30% in the same period last year. Bidding activity was up compared to the same period last year due primarily to Hurricane Ivan damage repair work.

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

            Latin America - Revenues increased significantly to $239.0 million for 2004 from $19.0 million for 2003 due primarily to work performed on five large contracts in the 2004.  As a result, income before income taxes increased $43.1 million to $26.4 million for 2004 compared to a loss before income taxes of $16.7 million for 2003, which included a $5.6 million gain on the sale of two construction vessels. Partially offsetting these gains in 2004 were losses on two contracts of $3.0 million and a customs duty reserve of $1.8 million. The barges in this segment achieved 82% utilization in 2004 compared to 7% in the same period last year.  Bidding activity was up over last year.

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

Liquidity and Capital Resources

Overview

            The principal uses of cash in our business generally have been investment in our assets (particularly for the enhancement and acquisition of vessels) and funding working capital, losses from operations and repayment of debt.  Cash to fund the needs of our business has been provided primarily by operations, debt financing, asset sales and equity issuances.

            We expect activity levels to increase over the next twelve months.  Our backlog increased to $576.1 million at the end of 2005 from $262.0 million at the end of 2004.  In February 2006, we were awarded a major project in Mexico which has an estimated value of $260.0 million.  This increase in activity will require increases in working capital.  We expect that our cash balances and credit facility will provide adequate funding for this anticipated increase in working capital to the extent it occurs in advance of increases in our cash flows from operations. In addition, the judgment against us in the Groupe GTM (now Vinci) litigation may require a substantial cash payment pending our appeal of the judgment.  Capital expenditures for 2006 are currently expected to be between $35.0 million and $45.0 million.

Cash Flow

            Our cash balance decreased by $14.5 million to $128.6 million at December 31, 2005 from $143.2 million at December 31, 2004.  During 2005, our continuing operations generated cash flow of $10.1 million compared to $78.4 million generated in 2004.  Due to higher levels of activity, the amount of cash paid to suppliers for materials and services related to projects increased between comparable years.  As of December 31, 2005, a substantial portion of these expenditures were not yet recovered in cash by the Company and were reflected in the carrying amounts of accounts receivable, unbilled work on uncompleted contracts, and contract costs incurred not yet recognized. Working capital increased by $45.4 million during 2005 to $232.1 million at December 31, 2005.  We expect that working capital will continue to increase as activity increases.  Approximately 84% of our $576.1 million backlog at December 31, 2005 is expected to be performed during 2006.

            Investing activities resulted in a $28.4 million net use of cash.  Proceeds from the sale of assets supplemented by cash on hand, funded capital expenditures of $26.6 million and dry-docking costs of $11.0 million.  We estimate that the cost to complete capital expenditure projects in progress at December 31, 2005 will be approximately $20.0 million.  These capital expenditures are primarily related to vessel and equipment upgrades.

            As of December 31, 2005, we had purchased 3.7 million shares of our common stock since the inception of our $30.0 million stock repurchase program at a total cost of $24.1 million.  During 2005, 2004, and 2003, we did not repurchase any shares.  Our credit facility described below limits stock repurchases.

Long-Term Debt

            Long-Term debt outstanding at December 31, 2005 (including current maturities) includes $77.2 million of Title XI bonds and no amounts drawn against our bank credit facility.

            On March 14, 2005, we amended and restated our credit facility.  This amendment was added to improve operating flexibility and to take advantage of favorable market conditions.  The amendment (i) decreased the credit facility to $75.0 million from $100.0 million, (ii) provided for an additional $50.0 million credit capacity option, if needed, upon receipt of additional loan commitments by our existing and/or additional lenders, (iii) reduced the requirements of the minimum net worth covenant for all future periods, (iv) changed the maximum leverage ratio to include Title XI bonds, (v) added a minimum fixed charge coverable ratio, (vi) eliminated all the remaining financial covenants, (vii) reduced the interest rate spread applicable to the Company's borrowings under the credit facility.  The spreads can range from 0.75% to 1.75% and 1.75% to 2.75% for prime rate and LIBOR based on borrowings, respectively, based upon certain of our financial ratios, (vii) reduced the number of participants in the syndication from seven to three, and (viii) extended the maturity of the credit facility to March 2008 from March 2007.  A fee of $0.4 million was paid for this amendment.

            On June 7, 2005, the credit facility was increased to $85.0 million to provide additional credit capacity due to increased bonding requirements and increased the number of participants in the syndication from three to four.  At December 31, 2005, we were in compliance with all covenants associated with our credit facility.  As of February 28, 2006, we had no borrowings, $72.4 million of letters of credit outstanding, and $12.6 million of credit availability under our revolving credit facility.

            Our outstanding Title XI bonds mature in 2025.  The bonds carry an interest rate of 7.71% per annum and require aggregate semi-annual payments of $2.0 million, plus interest.  The agreement pursuant to which the Title XI bonds were issued contains certain covenants, including the maintenance of minimum working capital and net worth requirements.  If not met, additional covenants result that restrict our operations and our ability to pay cash dividends.  At December 31, 2005 we were in compliance with these covenants.

Other Indebtedness and Obligations

            We also have a $16.0 million short-term credit facility at one of our foreign locations which is secured by a letter of credit.  Additionally, in the normal course of business, we provide guarantees and performance, bid, and payment bonds pursuant to agreements or in connection with bidding to obtain such agreements to perform construction services.  All of these guarantees are secured by parent company guarantees.  The aggregate of these guarantees and bonds at December 31, 2005 was $61.0 million in surety bonds and $73.3 million in bank guarantees/letters of credit.  The surety bonds and bank guarantees/letters of credit expire between January 2006 and December 2007 and between January 2006 and December 2009, respectively.

            We have a long-term charter of the Titan 2, a 456-foot self-propelled twin-hulled derrick ship. The vessel charter payments are approximately $6.1 million annually.  The charter term is 120 months expiring August 2013.  This charter can be canceled by us at anytime, subject to a termination penalty of the transfer to the vessel owner of title to our dynamic positioning ("DP") system used on the vessel.  The DP system was purchased and installed on the Titan 2 at our cost in the first quarter of 2002 for a total cost of $8.9 million.

            In December of 2005, we entered into a long-term charter for a newly built dive support vessel to be delivered in June 2006.  This charter, which includes a five-year fixed term and a one-year option, requires monthly payments denominated in Norwegian kroners at an annual rate of approximately 63.1 million kroners (or $9.3 million as of February 28, 2006).  During the first quarter of 2006, we entered into a forward currency agreement which will allow the Company to fulfill its Norwegian kroner obligations under the charter at predetermined exchange rates.  Under the terms of the forward currency agreement, the Company's required U.S. dollar payments will gradually increase from approximately $9.6 million during the first year of the charter to $10.1 million during the last year of the fixed term of the charter.

            Minimum rental commitments under leases having an initial or remaining non-cancelable term in excess of one year for each of the five years following December 31, 2005 and in total thereafter follow (in thousands):

2006	$ 25,879
2007	11,597
2008	11,272
2009	11,263
2010	11,377
Thereafter	8,447
Total	$ 79,835

Off-Balance Sheet Arrangements

In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees/letters of credit and surety bonds, which totaled approximately $134.3 million at December 31, 2005.

Summary of Contractual Obligations

	Payments due by period
	(In thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-Term Debt Principal Only (1)	$77,220	$3,960	$11,880	$7,920	$53,460
Long-Term Debt Interest Only	59,537	5,877	15,800	9,007	28,853
Operating Lease Obligations - Cancelable (2)	49,231	6,121	18,930	13,067	11,113
Operating Lease Obligations - Non-Cancelable (3)	79,835	25,879	34,132	17,744	2,080
Purchase Obligations	4,038	4,038	--	--	--
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	787	103	311	208	165
Total.	$270,648	$45,978	$81,053	$47,946	$95,671

(1) For more information regarding our Long-term Debt Obligations, including interest payments, please read Note 3 to the "Notes to Consolidated Financial Statements" included elsewhere in this Annual Report.

(2) Represents the Titan 2 lease.
(3) Includes the five-year term charter of a newly built DSV to be delivered in June 2006.

Liquidity Outlook

            We expect funds available under our credit facility, available cash, and cash generated from operations to be sufficient to fund our operations (including the anticipated increase in working capital required to fund increasing activity), scheduled debt retirement, planned capital expenditures for the next twelve months, as well as any required payments related to the Vinci (Groupe GTM) judgment.  In addition, as we have in the recent past, we will also continue to evaluate the divesture of assets which are no longer critical to our operations in order to reduce our operating costs and debt levels.

            Over the longer term, we expect cash from operations, supplemented by equity financings and proceeds from long-term debt, to provide sufficient funds to operate and expand our business and maintain our fleet.  For flexibility, we maintain a shelf registration statement that as of March 10, 2006 permits the issuance of up to $365.8 million of debt and equity securities.  In addition, as we have historically done, we will continue to evaluate the merits of any opportunities that may arise for acquisitions of equipment or businesses, which may require additional liquidity.

Industry and Business Outlook

            We expect worldwide activity to continue to increase during the next twelve months. Persistently high oil prices and the effects of three major hurricanes in the U.S. Gulf of Mexico have increased demand for the services provided by both of our divisions.  At the present time, it appears that our assets in the U.S. Gulf of Mexico will be highly utilized during 2006 as massive hurricane damage and historically high energy prices drive demand for our services in this region.  Due to an increasing proportion of hurricane repair work contracted on a day-rate basis, our domestic backlog and bidding activity levels are not indicative of the level of demand for our services in the U.S. Gulf of Mexico.  Due to persistently high energy prices, demand for our services in international regions has increased as well. As of December 31, 2005, our backlog in international regions was $537.8 million.

            Coupled with this worldwide demand for services, however, is a corresponding demand for experienced personnel in our industry.  This high level of demand for personnel has fully utilized the currently available pool of experienced personnel, especially in the U.S. Gulf of Mexico.  Given this situation, we must make every effort to retain our experienced personnel and continuously seek, find, and train new personnel.  If we are unable to retain and hire a sufficient number of qualified personnel, our operations may suffer due to an inability to accept additional work or due to performance or safety issues.  Additionally, other activities which are associated with periods of high demand, such as relocating vessels, recommissioning vessels, and coordinating an increasing number of projects, also increase the level of risk in our operations.

            We are experiencing an increase in bidding activity and in the dollar volume of bidding activity in many of the regions where we do business.  As of February 28, 2006, we have bids outstanding and in-house totaling approximately $3.2 billion.  In addition, both contract terms and pricing in our domestic and international locations have become more favorable than were experienced in 2003 and the first half of 2004.

New Accounting Pronouncements

            In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs - an Amendment of ARB No. 43, Chapter 4," which amends the guidance in Accounting Research Bulletin ("ARB") No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material.  SFAS No. 151 requires that these items be recognized as current period charges.  In addition, SFAS No. 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities.  SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  We have adopted SFAS No. 151 as of January 1, 2006 and do not expect that adoption of the standard will have a material impact on our results of operations or financial condition.

            In December 2004, the FASB revised SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123R").  SFAS No. 123R is a revision of SFAS No. 123 and supersedes Accounting Principles Board ("APB")  Opinion No. 25, "Accounting for Stock Issued to Employees".  SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost will be recognized over the period in which an employee is required to provide service in exchange for the award.  SFAS No. 123R also requires a public entity to initially measure the cost of employee services rendered in exchange for an award of liability instruments at its current fair value.  The fair value of that award is to be remeasured subsequently at each reporting date through the settlement date.  Changes in fair value during the required service period are to be recognized as compensation cost over that period.  We have adopted SFAS No. 123R as of January 1, 2006 and anticipate that the annual impact on our diluted earnings per share will be between $0.01 and $0.03 per share.

            In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS 154), which replaces APB Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle or the reporting of a correction of an error.  SFAS 151 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We have adopted SFAS 154 as of January 1, 2006 and do not expect that the adoption of this standard will have a material effect on our results of operations or financial condition.

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

            Significant changes in cost estimates due to adverse market conditions or poor contract performance could affect estimated gross profit, possibly resulting in a contract loss.  Moreover, adjustments, if any, are reflected in income in the period when any adjustment is determined.  To the extent that an adjustment results in a reduction of previously reported profits, we could recognize a significant charge against current earnings to reflect the adjustment.

            In addition, we include claims and unapproved change orders to the extent of costs incurred in contract revenues when (1) the contract or other evidence provides a legal basis for the claim, (2) additional costs are not the result of deficiencies in our performance, (3) costs are identifiable, and (4) evidence supporting the claim is objective and verifiable.

Accounts Receivable

            Our accounts receivable include both billed and unbilled receivables.  These receivables often include claims and unapproved change orders.  The claims and unapproved change orders included in accounts receivable and unbilled receivables, amounted to $37.2 million at December 31, 2005 and $21.1 million at December 31, 2004.  Unbilled retainage at December 31, 2005 was $2.6 million and is expected to be billed in 2006.  Unbilled retainage at December 31, 2004 was $4.4 million.  We continually monitor our receivables for collectability and make the appropriate allowances when deemed necessary.

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

Income Taxes

            The liability method is used for determining our income taxes, under which current and deferred tax liabilities and assets are recorded in accordance with enacted tax laws and rates.  Under this method, the amounts of deferred tax liabilities and assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered.  Valuation allowances are established to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  In determining the need for valuation allowances, we have considered and made judgments and estimates regarding estimated future taxable income and ongoing prudent and feasible tax planning strategies.  These estimates and judgments include some degree of uncertainty and changes in these estimates and assumptions could require us to adjust the valuation allowances for our deferred tax assets.  Historically, changes to valuation allowances have been caused by major changes in the business cycle in certain countries and changes in local country law.  The ultimate realization of the deferred tax assets depends on the generation of sufficient taxable income in the applicable taxing jurisdictions.

            At December 31, 2005, we had available net operating loss ("NOL") carryforwards for foreign jurisdiction purposes of approximately $52.7 million, which, if not used, will expire between 2006 and 2015.  One foreign jurisdiction has an indefinite NOL carryforward period.  We believe that it is more likely than not that all of the $13.0 million Mexico NOL carryforwards and $10.2 million of the NOL carryforwards in our Asia Pacific segment will be utilized prior to their expiration.  A valuation allowance has been set up for the remaining foreign NOL carryforwards as we do not believe that they will be utilized prior to their expiration.

            In certain situations, we provide for taxes where assessments have not been received.  In those situations, we consider it probable that the taxes ultimately payable will exceed those amounts reflected in filed tax returns; accordingly, taxes are provided in those situations under the guidance in SFAS No. 5, "Accounting for Contingencies."   Future events such as changes in the facts or tax law, judicial decisions regarding existing law or a favorable audit outcome may later indicate the assertion of additional taxes is no longer probable.  In such circumstances, it is possible that taxes previously provided would be released.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            We are exposed to risks associated with fluctuations in interest rates and foreign currency exchange rates.  In the normal course of business we may enter into interest rate swap agreements to hedge rising interest rates and forward currency contracts to hedge exchange rate risk.

            We have approximately $77.2 million of fixed interest rate long-term debt outstanding with a weighted-average interest rate of approximately 7.7% and a market value of approximately $85.0 million on December 31, 2005.  A general decrease of 1.0% in overall market interest rates would increase the market value of the debt by approximately $6.0 million.

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

            During the fourth quarter of 2005, we entered into a five-year term charter for a newly built dive support vessel to be delivered for service in June 2006.  Under the terms of the charter, we will be required to make monthly payments denominated in Norwegian kroners at an annual rate of approximately 63.1 million kroners (or $9.3 million as of February 28, 2006).  During the first quarter of 2006, we entered into a forward exchange contract which effectively fixes the exchange rate for our commitments under this long-term charter.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management's Report on Internal Control Over Financial Reporting

            Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our control environment is the foundation for our system of internal control.  Included in our system of internal control are written policies, an organizational structure providing division of responsibilities, the selection and training of qualified personnel, and a program of financial and operations reviews by a professional staff of corporate auditors.  Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the underlying transactions, including the acquisition and disposition of assets; (ii) provide reasonable assurance that our assets are safeguarded and transactions are executed in accordance with management's and our directors' authorization and are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

            Based on our evaluation under the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was effective as of December 31, 2005 to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.  The conclusion of our principal executive officer and principal financial officer is based on the recognition that there are inherent limitations in all systems of internal control.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

            Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ WILLIAM J. DORÉ	/s/ PETER S. ATKINSON
William J. Doré	Peter S. Atkinson
Chairman and Chief Executive Officer	President and Chief Financial Officer

Carlyss, Louisiana
March 16, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Global Industries, Ltd.

            We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Global Industries, Ltd. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

            In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

            We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated March 14, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

 DELOITTE & TOUCHE LLP

Houston, Texas
March 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Global Industries, Ltd.

            We have audited the accompanying consolidated balance sheets of Global Industries, Ltd. and subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity, comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2005.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

            In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Global Industries, Ltd. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

            We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

Houston, Texas
March 14, 2006

GLOBAL INDUSTRIES, LTD.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2005	2004
ASSETS
Current Assets:
Cash	$ 128,615	$ 143,161
Receivables - net of allowance of $7,757 for
2005 and $9,456 for 2004	181,433	95,999
Unbilled work on uncompleted contracts	76,291	31,064
Contracts costs incurred not yet recognized	34,076	8,021
Deferred income taxes	14,158	34,445
Prepaid expenses and other	34,448	23,068
Total current assets	469,021	335,758
Property and Equipment, net	330,402	343,919
Other Assets:
Deferred charges, net	19,125	21,860
Goodwill, net	37,388	37,388
Other	1,378	4,315
Total other assets	57,891	63,563
Total	$ 857,314	$ 743,240

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$ 3,960	$ 3,960
Accounts payable	119,000	80,635
Employee-related liabilities	14,092	7,890
Income tax payable	25,726	8,506
Accrued interest	2,249	2,915
Advance billings on uncompleted contracts	21,308	4,008
Vinci (Groupe GTM) litigation liability	34,911	33,500
Other accrued liabilities	15,725	7,697
Total current liabilities	236,971	149,111

Long-Term Debt	73,260	77,220
Deferred Income Taxes	49,491	65,291
Other Liabilities	787	890

Commitments and Contingencies	--	--

Shareholders' Equity:
Common stock, issued, 114,343,661 and 113,350,158 shares, respectively	1,144	1,133
Additional paid-in capital	350,550	339,242
Accumulated other comprehensive loss	(8,978)	(8,978)
Retained earnings	154,089	119,331
Total shareholders' equity	496,805	450,728
Total	$ 857,314	$ 743,240

See notes to consolidated financial statements.

GLOBAL INDUSTRIES, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003

Revenues	$ 688,615	$ 463,331	$ 459,029

Cost of Operations	571,768	398,875	455,968

Gross Profit	116,847	64,456	3,061

Losses on Asset Impairment	--	7,173	--

Provision for GTM Litigation	--	--	33,500

Net Gains on Asset Disposal	(5,303)	(18,246)	(5,674)
Selling, General and Administrative Expenses	50,916	37,923	37,648
Operating Income (Loss)	71,234	37,606	(62,413)
Other Expense (Income):
Interest expense	10,192	14,797	11,434
Other	(4,972)	1,647	(1,562)
	5,220	16,444	9,872
Income (Loss) From Continuing Operations Before
Income Taxes	66,014	21,162	(72,285)
Income Taxes (Benefit)	31,256	14,640	(1,159)
Income (Loss) From Continuing Operations, Net of
Taxes	34,758	6,522	(71,126)
Income From Discontinued Operations, Net of
Taxes	--	15,910	2,797
Net Income (Loss)	$ 34,758	$ 22,432	$ (68,329)

Basic Earnings Per Common Share:
Earnings (Loss) From Continuing Operations	$ 0.31	$ 0.06	$ (0.71)
Earnings From Discontinued Operations	$ 0.00	$ 0.15	$ 0.03
Basic Earnings (Loss) Per Share	$ 0.31	$ 0.21	$ (0.68)

Diluted Earnings Per Common Share:.
Earnings (Loss) From Continuing Operations	$ 0.30	$ 0.06	$ (0.71)
Earnings From Discontinued Operations	$ 0.00	$ 0.14	$ 0.03
Diluted Earnings (Loss) Per Share	$ 0.30	$ 0.20	$ (0.68)

See notes to consolidated financial statements.

GLOBAL INDUSTRIES, LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share data)

Common Stock

Additional Paid-In Capital

Treasury Stock

Accumulated Other Comprehensive Income (Loss)

Retained Earnings

Total

Shares

Amount

Balance at Jan. 1, 2003	104,139,863	1,041	$ 308,460	$ (24,130)	$ (9,411)	$ 165,228	$ 441,188
Net loss	--	--	--	--	--	(68,329)	(68,329)
Amortization of unearned
stock compensation	--	--	974	--	--	--	974
Restricted stock issues, net	205,237	2	813	--	--	--	815
Exercise of stock options	377,495	4	1,109	--	--	--	1,113
Tax effect of exercise of stock options	--	--	26	--	--	--	26
Common stock issued	237,395	3	848	--	--	--	851
Reclassification of realized
Loss on hedging activities	--	--	--	--	433	--	433
Retirement of treasury stock.	(3,677,893)	(37)	(24,093)	24,130	--	--	--
Balance at Dec. 31, 2003	101,282,097	$ 1,013	$ 288,137	$ --	$ (8,978)	$ 96,899	$ 377,071
Net income	--	--	--	--	--	22,432	22,432
Amortization of unearned
stock compensation	--	--	623	--	--	--	623
Restricted stock issues, net	2,014,403	20	380	--	--	--	400
Exercise of stock options	438,876	4	1,444	--	--	--	1,448
Tax effect of exercise of stock options	--	--	263	--	--	--	263
Common stock issued	9,614,782	96	48,395	--	--	--	48,491
Balance at Dec. 31, 2004	113,350,158	$ 1,133	$ 339,242	$ --	$ (8,978)	$ 119,331	$ 450,728
Net income	--	--	--	--	--	34,758	34,758
Amortization of unearned
stock compensation	--	--	2,836	--	--	--	2,836
Restricted stock issues, net	(143,864)	--	455	--	--	--	455
Exercise of stock options	1,015,633	10	6,720	--	--	--	6,730
Tax effect of exercise of stock options	--	--	763	--	--	--	763
Common stock issued	121,734	1	534	--	--	--	535
Balance at Dec. 31, 2005	114,343,661	$ 1,144	$ 350,550	$ --	$ (8,978)	$ 154,089	$ 496,805

See notes to consolidated financial statements.

 GLOBAL INDUSTRIES, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2005	2004	2003
Cash Flows From Operating Activities:
Income (loss) from continuing operations	$ 34,758	$ 6,522	$ (71,126)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	52,824	47,587	47,242
Provision for doubtful accounts	5,223	1,777	4,328
Gain on sale, disposal of property and equipment	(5,303)	(18,247)	(5,674)
Loss on asset impairment	--	7,173	--
Provision for Vinci (Groupe GTM) litigation	--	--	33,500
Deferred income taxes	4,487	21,569	(7,194)
Other	--	455	(4)
Changes in operating assets and liabilities
Receivables	(165,940)	(14,240)	21,435
Prepaid expenses and other	(8,451)	(3,996)	6,843
Accounts payable, employee-related liabilities,
and other accrued liabilities	92,528	29,769	(39,724)
Net cash provided by (used in) continuing operations	10,126	78,369	(10,374)
Net cash (used in) provided by discontinued operations	--	(7,394)	9,917
Net cash provided by (used in) operating activities	10,126	70,975	(457)

Cash Flows From Investing Activities:
Proceeds from sale of assets	9,176	23,575	22,206
Additions to property and equipment	(26,613)	(4,481)	(15,557)
Additions to deferred charges	(10,995)	(19,496)	(13,450)
Net cash (used in) continuing operations	(28,432)	(402)	(6,801)
Net cash provided by (used in) from discontinued operations	--	48,888	(5,360)
Net cash provided by (used in) operating activities	(28,432)	48,486	(12,161)

Cash Flows From Financing Activities:
Repayment of long-term debt	(3,960)	(191,549)	(95,737)
Proceeds of long-term debt	--	149,000	93,000
Proceeds from sale of common stock, net	7,720	50,621	2,779
Net cash provided by (used in) financing activities	3,760	8,072	42

Cash:
Increase (decrease)	(14,546)	127,533	(12,576)
Beginning of period	143,161	15,628	28,204
End of period	$ 128,615	143,161	15,628

See notes to consolidated financial statements.

GLOBAL INDUSTRIES, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2005	2004	2003

Net income (loss)	$ 34,758	$ 22,432	$ (68,329)
Other comprehensive (loss) income:
Reclassification of realized loss on hedging activities	--	--	433
Unrealized gain on hedging activities	--	--	--
Comprehensive income (loss)	$ 34,758	$ 22,432	$ (67,896)

See notes to consolidated financial statements.

GLOBAL INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         Organization and Summary of Significant Accounting Policies

            Organization - Global Industries, Ltd. and subsidiaries (the "Company," "we," "us" or "our") provides construction services, including pipeline construction, platform installation and removal, construction support and diving services, to the offshore oil and gas industry in the United States Gulf of Mexico and in selected international areas.  Most work is performed on a fixed-price basis, but we also perform services on a cost-plus or day-rate basis, or on a combination of such bases.  Our traditional contracts are typically of short duration, being completed in one to five months. However, Engineering, Procurement, Installation and Commissioning contracts (EPIC), turnkey contracts, and certain international contracts can be for longer durations, in excess of one year.

            Principles of Consolidation - The consolidated financial statements include the accounts of Global Industries, Ltd. and its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

                    Cash - Cash includes cash on hand, demand deposits, money market accounts, and securities with maturities of three months or less when purchased.

                    Accounts Receivable - Trade and other receivables are stated at net realizable value and the allowance for uncollectible accounts was $7.8 million and $9.5 million at December 31, 2005 and 2004, respectively.  Certain receivables represent amounts that have not yet been billed to the customer pursuant to contractually specified milestone billing requirements.  At December 31, 2005 and 2004, our accounts receivable included unbilled receivables of $76.3 million and $27.1 million, respectively.  We include claims and unapproved change orders to the extent of costs incurred in contract revenues when (1) the contract or other evidence provides a legal basis for the claim, (2) additional costs are not the result of deficiencies in our performance, (3) costs are identifiable, and (4) evidence supporting the claim is objective and verifiable.  The basis for our recorded unapproved change orders and claims was formed after we engaged in an extensive contract review, a review of the supporting evidence and, generally, obtained a legal opinion from either internal or external legal counsel.  Additionally, we believe that we have objective, verifiable evidence to support these claims.  That evidence consists of explicit contractual terms and/or written legal opinions.  The claims and unapproved change orders, included in accounts receivable and unbilled receivables, amounted to $37.2 million at December 31, 2005 and $21.1 million at December 31, 2004.  Unbilled retainage at December 31, 2005 was $2.6 million and is expected to be billed and collected in 2006.  Unbilled retainage at December 31, 2004 was $4.4 million.  Contract costs incurred not yet recognized represents those contract costs which have been incurred but excluded from our percentage of completion computation under the cost to cost method in order to provide a more meaningful measurement of actual contract progress.

Costs and Estimated Earnings on Uncompleted Contracts:

	December 31,
	2005	2004
	( In thousands)
Costs incurred on uncompleted contracts	$ 567,266	$ 172,333
Estimated (losses) earnings	62,038	19,200
Costs and estimated earnings on uncompleted contracts	629,304	191,533
Less: Billings to date	608,272	190,368
	21,032	1,165
Plus: Accrued revenue	33,951	25,891
	$ 54,983	$ 27,056

Included in accompanying balance sheets under the
following captions:
Unbilled work on uncompleted contracts.	76,291	31,064
Advance billings on uncompleted contracts	(21,308)	(4,008)
	$ 54,983	$ 27,056

                 Property and Equipment - Property and equipment are stated at cost less accumulated depreciation.  Expenditures for property and equipment and items that substantially increase the useful lives of existing assets are capitalized at cost and depreciated.  Routine expenditures for repairs and maintenance are expensed as incurred. Except for construction barges that are depreciated on the units-of-production (UOP) method over estimated barge operating days, depreciation is provided utilizing the straight-line method over the estimated useful lives of the assets.  The UOP method is based on vessel utilization days and more closely correlates depreciation expense to vessel revenue.  In addition, the UOP method provides for a minimum depreciation floor in periods with nominal vessel use.  Amortization of leasehold improvements is provided utilizing the straight-line method over the estimated useful lives of the assets or over the lives of the leases, whichever is shorter.

            The periods used in determining straight-line depreciation and amortization follow:

Marine barges, vessels and related equipment	5	-	25 years
Machinery and equipment	5	-	18 years
Transportation equipment	3	-	10 years
Furniture and fixtures	2	-	12 years
Buildings and leasehold improvements	3	-	40 years

            Depreciation expense of property and equipment approximated $37.2 million, $32.5 million, and $34.8 million for the years ended 2005, 2004, and 2003, respectively.

            Interest Capitalization - Interest costs for the construction of certain long-term assets are capitalized and amortized over the related assets' estimated useful lives.  For the years ended 2005, 2004, and 2003, no interest was capitalized.

            Deferred Charges - Deferred charges consist principally of dry-docking costs which are capitalized at cost and amortized on the straight-line method, ranging between thirty and sixty months, through the date of the next scheduled dry-docking.  Amortization expense approximated $15.6 million, $15.1 million, and $12.4 million for the years ended 2005, 2004, and 2003, respectively.  Accumulated amortization at December 31, 2005 and 2004 was $29.7 million and $24.2 million, respectively.

            Goodwill - Goodwill represents the excess of cost over the fair value of net assets acquired and is tested for impairment on an annual basis or when circumstances indicate that impairment may exist.  The carrying amounts of goodwill as of December 31, 2005 and December 31, 2004, were approximately $37.4 million and are primarily attributable to our Latin America segment.

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

            Long-lived assets held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  We assess the recoverability of long-lived assets by determining whether the carrying values can be recovered through projected cash flows and operating results over their remaining lives.  Any impairment of the asset is recognized when it is probable that such future undiscounted cash flows will be less than the carrying value of the asset.  (See Note 10 for impairment provisions recorded)

            Contracts in Progress and Revenue Recognition - Revenues from construction contracts, are generally recognized on the percentage-of-completion method, measured by relating the actual cost of work performed to date to the current estimated total cost (the cost-to-cost method) of the respective contract.  Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect vessel costs (including depreciation and amortization), labor, supplies, and repairs.  During the early stages of a contract, certain costs may be excluded from the cost-to-cost method of measuring progress, such as significant costs for materials and major third party subcontractors, if it appears that such an exclusion would result in a more meaningful measurement of actual contract progress and resulting periodic allocation of income.  Provisions for estimated losses, if any, on uncompleted contracts are made in the period in which such losses are determined.  Selling, general and administrative costs are charged to expense as incurred.  We also provide services on a day rate basis to many of our customers in both our Offshore Construction Division and our Global Divers and Marine Contractors Division.  Revenue for such services is recognized as the services are rendered and when collectability is reasonably assured.

            Significant changes in cost estimates due to adverse market conditions or poor contract performance could affect estimated gross profit, possibly resulting in a contract loss.  Moreover, adjustments, if any, are reflected in income in the period when any adjustment is determined.  To the extent that an adjustment results in a reduction of previously reported profits, we could recognize a significant charge against current earnings to reflect the adjustment.

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

            In December 2004, the FASB issued the revised SFAS No. 123, Share-Based Payment ("SFAS No. 123R").  SFAS No. 123R is a revision of SFAS No. 123 and supersedes APB 25.  SFAS No. 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost will be recognized over the period in which an employee is required to provide service in exchange for the award.  SFAS No. 123R also requires an entity to initially measure the cost of employee services rendered in exchange for an award of liability instruments at its current fair value and to remeasure the value at each subsequent reporting date through the settlement date.  Changes in fair value during the required service period are to be recognized as compensation cost over that period.  We have adopted SFAS No. 123R as of January 1, 2006 and anticipate that the annual impact on our diluted earnings per share will be between $0.01 and $0.03 per share.

            Pro forma Disclosure - In accordance with APB 25, compensation cost has been recorded in our financial statements based on the intrinsic value (i.e., the excess of the market price of stock to be issued over the exercise price) of restricted stock awards and shares subject to options.  Additionally, under APB 25, our employee stock purchase plan is considered non-compensatory and, accordingly, no compensation cost has been recognized in the financial statements.  Had compensation cost for our grants under stock-based compensation arrangements for the years ended 2005, 2004 and 2003 been determined consistent with SFAS 123, our net income (loss) and net income (loss) per share  amounts for the respective periods would approximate the following pro forma amounts (in thousands, except per share data):

Year Ended December 31, 2005

	Reported	Recognized Stock Compensation Expense	SFAS 123 Stock Compensation Expense	Pro forma

Net income (loss)	$ 34,758	$ 2,027	$ (2,793)	$ 33,992
Net income (loss) per share
Basic	$ 0.31	$ 0.02	$ (0.02)	$ 0.31
Diluted	$ 0.30	$ 0.02	$ (0.03)	$ 0.29

Year Ended December 31, 2004

	Reported	Recognized Stock Compensation Expense	SFAS 123 Stock Compensation Expense	Pro forma

Net (loss) income	$ 6,522	$ 22	$ (4,911)	$ 1,633
Net loss per share
Basic	$ 0.06	$ 0.00	$ (0.05)	$ 0.01
Diluted	$ 0.06	$ 0.00	$ (0.05)	$ 0.01

Year Ended December 31, 2003

	Reported	Recognized Stock Compensation Expense	SFAS 123 Stock Compensation Expense	Pro forma

Net (loss) income	$ (71,126)	$ 34	$ (3,565)	$ (74,657)
Net loss per share
Basic	$ (0.71)	$ 0.00	$ (0.04)	$ (0.75)
Diluted	$ (0.71)	$ 0.00	$ (0.04)	$ (0.75)

            The weighted-average fair value of options granted during the year ended December 31, 2005 was $10.82.  The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:  (i) dividend yield of 0%, (ii) expected volatility of 46.59%, (iii) risk-free interest rate of 4.54%, and (iv) expected life of 6 years.

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

            Income Taxes - We use the liability method for determining our income taxes, under which current and deferred tax liabilities and assets are recorded in accordance with enacted tax laws and rates.  Under this method, the amounts of deferred tax liabilities and assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered.  Future tax benefits are recognized to the extent that realization of such benefits is more likely than not.

            Deferred income taxes are provided for the estimated income tax effect of temporary differences between financial and tax bases in assets and liabilities.  Deferred tax assets are also provided for certain tax credit carryforwards.  A valuation allowance to reduce deferred tax assets is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

            We intend to indefinitely reinvest certain earnings of our foreign subsidiaries in operations outside the U.S., and accordingly, we have not provided for U.S. income taxes on such earnings.  We do provide for the U.S. and additional non-U.S. taxes on earnings anticipated to be repatriated from our non-U.S. subsidiaries.

            We operate in many countries under various legal forms.  As a result, we are subject to the jurisdiction of numerous domestic and foreign tax authorities, as well as to tax agreements and treaties among these governments.  Our operations in these different jurisdictions are taxed on various bases: actual income before taxes, deemed profits (which are generally determined using a percentage of revenues rather than profits) and withholding taxes based on revenue.  Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events, such as the amount, timing, and character of deductions, permissible revenue recognition methods under the tax law, and the sources and character of income and tax credits.  Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restriction or our level of operations or profitability in each taxing jurisdiction could have an impact upon the amount of income taxes that we provide during any given year.

            Our tax filings for various periods are subjected to audit by tax authorities in most jurisdictions where we conduct business.  These audits may result in assessments of additional taxes that are resolved with the authorities or potentially through the courts.  We believe that these assessments may occasionally be based on erroneous and even arbitrary interpretations of local tax law.  We have received tax assessments from various taxing authorities and are currently at varying stages of appeals and/or litigation regarding these matters.  We have provided for the amounts we believe will ultimately result from these proceedings.  We believe we have substantial defenses to the questions being raised and will pursue all legal remedies should an unfavorable outcome result.  However, resolution of these matters involves uncertainties, and there are no assurances that the outcomes will be favorable.

            Derivatives and Financial Instruments - We periodically enter into interest rate swaps and forward currency agreements to manage our exposure to fluctuations in interest rates and foreign currency exchange rates.  We do not use derivative financial instruments for trading purposes.  When we enter into derivative agreements, we formally document the relationship between our derivative positions (hedging instruments) and our specific interest rate or foreign currency exposure (hedged items), as well as the risk management strategy for the use of the hedging instrument.  Under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," derivatives are recognized on the consolidated balance sheet at fair value and cash flows from derivative instruments are presented in net cash flow from operating activities.  In accordance with SFAS No. 133, any portion of the change in fair value of the derivative position, which is ineffective with respect to the hedging relationship, is recognized in current period earnings.

            The carrying value of our financial instruments, including cash, escrowed funds, receivables, advances to unconsolidated affiliate, accounts payable, and certain accrued liabilities approximate fair market value due to their short-term nature.  The fair value of our long-term debt at December 31, 2005 and 2004 based upon available market information approximated $85.0 million and $89.7 million, respectively.

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

            Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  We base our estimates and judgments on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances. Estimates and assumptions about future events and their effects cannot be perceived with certainty.  Accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes.  While we believe that the estimates and assumptions used in the preparation of the consolidated financial statements are appropriate, actual results could differ from those estimated.  Estimates are used for but are not limited to determining the following: allowance for doubtful accounts and inventory valuation reserves, recoverability of long-lived assets, useful lives used in depreciation and amortization, income taxes, and related valuation allowances and insurance, environmental, legal and pensions and postretirement benefit obligations.

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

            Recent Accounting Pronouncements - In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an Amendment of ARB No. 43, Chapter 4," which amends the guidance in ARB No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material.  SFAS No. 151 requires that these items be recognized as current period charges.  In addition, SFAS No. 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities.  SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  We have adopted SFAS No. 151 as of January 1, 2006 and do not expect that adoption of the standard will have a material impact on our results of operations or financial condition.

            In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS 154), which replaces APB Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle or the reporting of a correction of an error.  SFAS 151 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We have adopted SFAS 154 as of January 1, 2006 and do not expect that the adoption of this standard will have a material effect on our results of operations or financial condition.

            Reclassifications - Certain reclassifications have been made to the prior period financial statements in order to conform to the classifications adopted for reporting in 2005.

2.         Property and Equipment

            Property and equipment at December 31, 2005 and 2004 is summarized as follows:

	December 31,
	2005	2004
	(In thousands)
Marine barges, vessels, and related equipment	$ 447,467	$ 450,417
Machinery and equipment	67,864	65,732
Transportation equipment	6,465	3,749
Furniture and fixtures	9,848	10,522
Buildings and leasehold improvements	45,533	45,360
Land	6,930	6,930
Construction in progress	19,334	1,609
	603,441	584,319
Less accumulated depreciation and amortization	(273,039)	(240,400)
Property and equipment - net	$ 330,402	$ 343,919

3.         Financing Arrangements

            Long-Term debt at December 31, 2005 and 2004 consisted of the following:

	December 31,
	2005	2004
	(In thousands)

United States Government Guaranteed Ship Financing Bonds, 2000 Series dated February 15, 2000, payable in semi-annual principal installments of $1,980,000 with a final installment of $1,980,000 plus interest at 7.71%, maturing February 15, 2025, collateralized by the Hercules vessel and related equipment with a net book value of $88.2 million at December 31, 2005.

	$ 77,220	$ 81,180
Revolving line of credit with a syndicate of commercial banks, interest payable at variable rates	--	--
Other obligations	--	--
Total long-term debt	77,220	81,180
Less current maturities	3,960	3,960
Long-term debt, less current maturities	$ 73,260	$ 77,220

            Annual maturities of long-term debt for each of the five years following December 31, 2005 and in total thereafter follow (in thousands).

2006	$ 3,960
2007	3,960
2008	3,960
2009	3,960
2010	3,960
Thereafter	57,420
Total	$ 77,220

            Our outstanding United States Government Guaranteed Ship Financing Bond (Title XI bonds) mature in 2025.  The bonds carry an interest rate of 7.71% per annum and require aggregate semi-annual payments of $2.0 million, plus interest.  The agreement pursuant to which the Title XI bonds were issued contains certain covenants, including the maintenance of minimum working capital and net worth requirements, which if not met result in additional covenants that restrict our operations and our ability to pay cash dividends.  At December 31, 2005, we were in compliance with these covenants.

            On March 14, 2005, we amended and restated our credit facility.  This amendment was added to improve operating flexibility and to take advantage of favorable market conditions.  The amendment (i) decreased the credit facility to $75.0 million from $100.0 million, (ii) provided for an additional $50.0 million credit capacity option, if needed, upon receipt of additional loan commitments by our existing and/or additional lenders, (iii) reduced the requirements of the minimum net worth covenant for all future periods, (iv) changed the maximum leverage ratio to include Title XI bonds, (v) added a minimum fixed charge coverable ratio, (vi) eliminated all the remaining financial covenants, (vii) reduced the interest rate spread applicable to the Company's borrowings under the credit facility.  The spreads can range from 0.75% to 1.75% and 1.75% to 2.75% for prime rate and LIBOR based on borrowings, respectively, based upon certain of our financial ratios, (vii) reduced the number of participants in the syndication from seven to three, and (viii) extended the maturity of the credit facility to March 2008 from March 2007.  A fee of $0.4 million was paid for this amendment.

            On June 7, 2005, the credit facility was increased to $85.0 million to provide additional credit capacity due to increased bonding requirements and increased the number of participants in the syndication from three to four.  At December 31, 2005, we were in compliance with all covenants associated with our credit facility.  As of February 28, 2006, we had no borrowings, $72.4 million of letters of credit outstanding, and $12.6 million of credit availability under our revolving credit facility.

Other Indebtedness and Obligations

            We also have a $16.0 million short-term credit facility at one of our foreign locations which is secured by a letter of credit.  Additionally, in the normal course of business, we provide guarantees and performance, bid, and payment bonds pursuant to agreements, or in connection with bidding to obtain such agreements to perform construction services.  All of these guarantees are secured by parent company guarantees.  The aggregate of these guarantees and bonds at December 31, 2005 was $61.0 million in surety bonds and $73.3 million in bank guarantees/letters of credit.  The surety bonds and bank guarantees/letters of credit expire between January 2006 and December 2007 and January 2006 and December 2009, respectively.

4.         Income Taxes

            We have provided for income tax expense (benefit) on income (loss) from continuing operations as follows:

	Year Ended December 31,
	2005	2004	2003
		(in thousands)
U.S. Federal and State:
Current	$ 15,593	$ 46	$ 6
Deferred	4,258	1,307	(1,556)
Foreign:
Current	7,951	6,187	7,534
Deferred	3,454	7,100	(7,143)
Total	$ 31,256	$ 14,640	$ (1,159)

State income taxes included above are not significant for any of the periods presented.

                Income (loss) from continuing operations before income taxes consisted of the following:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
United States	$ 66,439	$ 15,678	$ (23,896)
Foreign	(425)	5,484	(48,389)
Total	$ 66,014	$ 21,162	$ (72,285)

            The provision (benefit) for income taxes from continuing operations varies from the U.S. Federal statutory income tax rate due to the following:
	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Taxes at U.S. Federal statutory rate of 35%	$ 23,105	$ 7,407	$ (25,300)
Foreign tax credit	(1,903)	(594)	--
Permanent book to tax differences:
Exchange and inflationary gains on foreign tax filings	2,425	1,885	385
Disallowed deductions	956	600	--
Interest income on affiliate balances	805	665	--
Other permanent differences	890	(129)	289
Foreign income taxes at different rates	6,675	7,724	10,344
Foreign net operating loss carryforward valuation allowance	--	1,753	2,786
Foreign tax credit valuation allowance reversal	(3,004)	--	3,004
Capital loss carryforward valuation allowance (reversal)	--	(4,337)	4,337
Net operating loss carryforward valuation allowance	1,036	--	2,999
Other	271	(334)	(3)
Total	$ 31,256	$ 14,640	$ (1,159)

            At December 31, 2005, we had available net operating loss ("NOL") carryforwards for foreign jurisdiction purposes of approximately $52.7 million, which, if not used, will expire between 2006 and 2015.  One foreign jurisdiction has an indefinite NOL carryforward period.  We believe that it is more likely than not that all of the $13.0 million Mexico NOL carryforward and $10.2 million of the NOL carryforward in our Asia Pacific segment will be utilized prior to expiration.  A valuation allowance has been set up for the remaining foreign NOL carryforwards as currently we do not believe that they will be utilized prior to their expiration.

            In 2003, we established a $4.3 million valuation allowance for a capital loss carryforward that was not expected to be utilized.  In 2004, this valuation allowance was reversed due to a capital gain on the sale of the Arapaho (see Note 12. Asset Sales) which allowed the utilization of the loss carryforward. In 2003, we established a $3.0 million valuation allowance for foreign tax credit carryforwards that were not expected to be utilized.  In 2005, this valuation allowance was reversed due to full utilization of our U.S. net operating loss.

            Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The tax effects of significant items comprising our net deferred tax balance as of December 31, 2005 and 2004 are as follows:

	December 31,
	2005	2004
	(In thousands)
Deferred Tax Liabilities:
Excess book over tax basis of
Property and equipment	$ 49,042	$ 61,012
Deferred charges	2,908	6,908
Accounts receivable	1,772	--

Deferred Tax Assets:
GTM litigation accrual (not currently deductible)	(12,219)	(12,458)
Net operating loss carryforward	(12,939)	(29,126)
Foreign tax credit carryforward	--	(3,598)
Capital loss carryforward	--	--
Valuation allowance	7,685	8,113
Accrued liabilities	(600)	--
Allowance for doubtful accounts	(316)	--
Other	--	(5)
Net deferred tax liability	$ 35,333	$ 30,846

            Our tax filings are subjected to audit by the tax authorities in most jurisdictions where we conduct business.  These audits may result in assessments of additional taxes that are resolved with the authorities or potentially through the courts.  We believe that these assessments may occasionally be based on erroneous and even arbitrary interpretations of local tax law.  Resolution of these situations inevitably includes some degree of uncertainty; accordingly, we provide taxes in accordance with SFAS No. 5 "Accounting for Contingencies," only for the amounts we believe will ultimately result from these proceedings.  We believe the $4.3 million provided for potential assessments as part of other accrued liabilities does not have a significant impact on our liquidity.  Our experience has been that the estimates and assumptions we have used to provide for future tax assessments have proven to be appropriate.  However, past experience is only a guide, and the potential exists, however limited that the tax resulting from the resolution of current and potential future tax controversies may differ materially from the amount accrued.

5.         Employee Benefits

            We sponsor a defined contribution profit sharing and 401(k) retirement plan that covers all employees who meet certain eligibility requirements.  Company contributions to the profit-sharing plan are made at the discretion of the Board of Directors and may not exceed 15% of the annual compensation of each participant.  No contributions to the profit-sharing portion of the plan were made in 2005, 2004 or 2003.

            Under the 401(k) section of the retirement plan, our matching contributions equaled 100% of the first $1,000 of each participating employee's contribution to the plan for the years of 2005, 2004 and 2003.  Matching expense for the 401(k) plan during the years ended 2005, 2004 and 2003 was $0.4 million, $0.5 million, and $0.5 million, respectively.  Effective January 1, 2006, the Company has changed the amount of its matching contributions to the greater of (1) 100% of the first $1,000 of each participating employee's contribution to the plan or (2) 50% of employee contributions up to 6% of gross wages.

            We have an incentive compensation plan, which rewards employees when our financial results meet or exceed budgets.  Incentive compensation expense under this plan was $2.9 million in 2005.  No incentive compensation expense was recorded in 2003 or 2004.

6.         Commitments and Contingencies

            Leases - We lease real property and equipment in the normal course of business under varying operating lease agreements.  These lease agreements, which include both non-cancelable and month-to-month terms, generally provide for fixed monthly rentals and for certain of the leases renewal options. Total rent expense for the years ended 2005, 2004 and 2003 was $12.1 million, $10.1 million and $12.9 million, respectively.  Included in these amounts was rental expense of $13,800, $47,000, and $47,000 for 2005, 2004, and 2003, respectively, related to real estate leases from our Chief Executive Officer.

            We have a long-term charter of the Titan 2, a 456-foot self-propelled twin-hulled derrick ship. The vessel charter payments are approximately $6.1 million annually.  The charter term is 120 months expiring August 2013.  This charter can be canceled by us at anytime, subject to a termination penalty of the transfer to the vessel owner of title to our dynamic positioning ("DP") system used on the vessel.  The DP system was purchased and installed on the Titan 2 at our cost in the first quarter of 2002 for a total cost of $8.9 million.

            In December of 2005, we entered into a long-term charter for a newly built dive support vessel to be delivered in June 2006.  This charter, which includes a five-year fixed term and a one-year option, requires monthly payments denominated in Norwegian kroners at an annual rate of approximately 63.1 million kroners (or 9.3 million U.S. dollars at current exchange rates.)  During the first quarter of 2006, we entered into a forward currency agreement which will allow the Company to fulfill its Norwegian kroner obligations under the charter at predetermined exchange rates.  Under the terms of the forward currency agreement, the Company's required U.S. dollar payments will gradually increase from approximately $9.6 million during the first year of the charter to $10.1 million during the last year of the fixed term of the charter.

            Minimum rental commitments under leases having an initial or remaining non-cancelable term in excess of one year for each of the five years following December 31, 2005 and in total thereafter follow (in thousands):

2006	$ 25,879
2007	11,597
2008	11,272
2009	11,263
2010	11,377
Thereafter	8,447
Total	$ 79,835

            Legal Proceedings - We are a party in legal proceedings and potential claims arising in the ordinary course of our business.  Management does not believe these matters will materially affect our consolidated financial statements.

            In November 1999, we notified Groupe GTM (now Vinci), that as a result of material adverse changes and other breaches by Vinci, we were no longer bound by and were terminating the Share Purchase Agreement to purchase the shares of ETPM S.A.  Vinci responded stating that they believed we were in breach.  The Share Purchase Agreement provided for liquidated damages of $25.0 million to be paid by a party that failed to consummate the transaction under certain circumstances.  We notified Vinci that we did not believe that the liquidated damages provision was applicable to our termination of the Share Purchase Agreement.  On December 23, 1999, we filed suit against Vinci in Tribunal de Commerce de Paris to recover damages.  On June 21, 2000, Vinci filed an answer and counterclaim against us seeking the liquidated damages of $25.0 million and other damages, costs and expenses of approximately $3.2 million based on current exchange rates.  In November 2003, the Tribunal de Commerce de Paris ruled in favor of Vinci in the matter and awarded Vinci $25.0 million plus approximately $8.5 million in interest, exchange rate differential and legal fees.  As a result, although we have not yet paid the judgment, we recorded a $33.5 million (pre-tax) provision in the fourth quarter of 2003.  We appealed this verdict in the Cour d'appel de Paris.  On April 12, 2004 the Cour d'appel de Paris heard the case before three appellate judges.  A decision was rendered in May 2005 by the Cour d'appel de Paris upholding the lower court decision.  Vinci has filed an enforcement action in the United States District Court for the Eastern District of Louisiana (civil action number 05-3251).  The Company intends to defend this action by Vinci, however, the Company may be required to pay the judgment in the near future.  We have also filed an appeal in the French Supreme Court on additional costs associated with the exchange rate differential. Our balance sheet at December 31, 2005 includes a $34.9 million liability representing the judgment and associated legal fees, interest, and exchange rate differentials.  Although the provision for the judgment had a significant impact on our reported results for 2003, we do not believe that the ultimate outcome of this matter will have a material adverse effect on our future results of operations or business.

            On March 19, 2004, Marathon E.G. Production Limited filed an arbitration with the American Arbitration Association against our subsidiary, Global Offshore International, Ltd. seeking liquidated damages of approximately $12.0 million and a declaration that the pricing and schedule adjustments claimed by our subsidiary were disallowed.  Our subsidiary had claimed standby and extra work and schedule extensions, which would eliminate the liquidated damages claimed.  Marathon E.G. Production Limited and Global Offshore International, Ltd. entered into a settlement agreement on September 30, 2005 resulting in a payment to Global of $2.8 million and elimination of the liquidated damages claimed. As a result of this settlement, we recorded a charge to earnings of $1.2 million in the third quarter of 2005.

            On June 30, 2005, we were notified by the Mexican appeals court of an unfavorable decision in litigation related to an audit assessment of 1999 corporate income and value added taxes totaling $15.4 million.  The assessment is related to the timing of contract revenue recognition for Mexican tax purposes.  The assessed amount includes taxes adjusted for inflationary costs of approximately $5.4 million and penalties and interest of approximately $10.0 million.  As a result of this decision, Global may file amended corporate returns for subsequent years that will result in decreased taxes for those years and offset the amount of tax assessed.  Global is currently negotiating the amount of the taxes and interest with the Mexican tax authorities.  A reserve of $2.5 million has been established and recorded in our Latin America segment. This reserve represents management's assessment of the most likely outcome of the dispute settlement.

            Construction and Purchases in Progress - We estimate that the cost to complete capital expenditure projects in progress at December 31, 2005 approximates $20.0 million.

            Guarantees - In the normal course of our business activities, we provide guarantees and performance, bid, and payment bonds pursuant to agreements or obtaining such agreements to perform construction services.  The majority of these bonds expire in 2006.  All of these financial instruments are secured by parent guarantees.  The aggregate of these guarantees and bonds at December 31, 2005 was $105.4 million and expire between January 2006 and December 2009.

            Letters of Credit - In the normal course of our business activities, we are required to provide financial letters of credit to secure the performance and/or payment of obligations, including the payment of worker's compensation obligations.  Outstanding letters of credit at December 31, 2005 approximated $28.9 million and expire between January 2006 and December 2007.

7.         Shareholders' Equity

            Authorized Stock - We have authorized 30,000,000 shares of $0.01 par value preferred stock and 150,000,000 shares of $0.01 par value common stock.

            Treasury Stock - During August 1998, the Board of Directors authorized the expenditure of up to $30.0 million to purchase shares of our outstanding common stock.  Subject to market conditions, the purchases may be affected from time to time through solicited or unsolicited transactions in the market or in privately negotiated transactions.  No limit was placed on the duration of the purchase program. Subject to applicable securities laws, management will make purchases based upon market conditions and other factors.  As of December 31, 2005, we had purchased 3,654,500 shares since the authorization at a total cost of $24.1 million.  In 2005 and 2004, zero shares were purchased.  Under our existing $85.0 million revolving credit facility, stock purchases are limited to $20.0 million per year with a cumulative maximum of $50.0 million over the term of the agreement.

            Restricted Stock Awards and Stock Option Plans - During 2005, we had three stock-based compensation plans that provide for the granting of restricted stock, stock options, or a combination of both to officers and employees.  Unearned stock compensation cost for restricted stock awards and stock options is measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock and is included in the accompanying financial statements as a charge against Additional Paid-in Capital.  The unearned stock compensation is amortized over the vesting period of the awards and amortized compensation amounted to approximately $2.8 million, $0.7 million and $1.0 million for the years ended 2005, 2004 and 2003, respectively.  The balance of Unearned Stock Compensation to be amortized in future periods was $5.5 million and $7.3 million at December 31, 2005 and 2004, respectively.

            Our 1992 Restricted Stock Plan provides for awards of shares of restricted stock to employees approved by a committee of the Board of Directors.  Under the plan, 712,000 shares of common stock have been reserved for issuance.  Forfeiture restrictions on shares granted under the plan lapse 33-1/3% on the third, fourth, and fifth anniversary date of grant.  During the years ended 2005, 2004 and 2003, no awards were made under the plan.  During the year ended December 31, 2005, restrictions on zero shares expired.  This plan was terminated in 2005.

            Our 1998 Equity Incentive Plan permits the granting of both stock options and restricted stock awards to employees approved by a committee of the Board of Directors.  The plan also authorizes the Chief Executive Officer to grant stock options and restricted stock awards to non-officer employees.  The maximum number of shares of common stock that may be granted as options or as restricted stock to any one individual during any calendar year is 10% of the number of shares authorized under the 1998 Plan, and repricing of outstanding options is prohibited without the approval of our shareholders.  As of December 31, 2005, 7,500,000 shares of common stock have been reserved for issuance under the plan, of which 747,592 were available for grant.  Forfeiture restrictions on restricted shares granted under the plan in 2003 lapse 33-1/3% on the third, fourth and fifth anniversary date of the grant.  Forfeiture restrictions on restricted shares granted under the plan in 2005 and 2004 lapse on the third anniversary date of the grant.  During the year ended 2005, we issued 134,800 shares with a weighted average value of $11.569 per share.  As of December 31, 2005, forfeiture restrictions remained on 1,066,998 shares and 400,366 shares have been surrendered.  During the years ended 2004 and 2003, we issued 842,500, and 11,500 restricted stock awards, respectively, with a weighted average fair value at the time of issue of $6.366 per share, and $4.654 per share, respectively.

            The 2005 Stock Incentive Plan permits the grant of non-qualified stock options, incentive stock options, restricted stock, performance awards, phantom shares, stock appreciation rights, substitute awards, and other stock-based awards ("Awards") to the Company's employees, directors and consultants and to employees and consultants of its Subsidiaries, provided that incentive stock options may be granted solely to employees.  A maximum of 5,500,000 shares of common stock may be delivered pursuant to Awards under the Stock Incentive Plan, provided that no more than 60% of such shares may be delivered in payment of restricted stock or phantom share awards.  As of December 31, 2005, no awards were issued from this plan.

            During 2005 and 2004, the Company granted to key executives 42,000 and 1,088,000 restricted shares, respectively, upon which vesting is contingent upon certain Company performance-based measurement criteria.  The performance periods end on December 31, 2007.  At that time, the number of shares on which the forfeiture restrictions will lapse will be determined based upon the Company's return on capital and total shareholder return for the performance period compared to the peer group.  Each performance test is calculated separately and contributes equally to the number of shares that vest.  The executives will vest between 0% and 50% for each of the two criteria.

            The following table shows the changes in options outstanding under all plans for the years ended 2005, 2004 and 2003:

	Option Price at Grant Date
	At 85% of Market		At or Above Market
	Shares	Weighted Avg. Price	Shares	Weighted Avg. Price

Outstanding on January 1, 2003	524,600	4.148	7,633,684	9.983
Granted	--	--	442,000	4.282
Surrendered	(25,596)	5.710	(941,634)	10.366
Exercised	(239,104)	1.551	(204,191)	2.575
Outstanding on December 31, 2003	259,900	$ 5.780	6,929,859	$ 9.784
Granted	--	--	5,500	5.020
Surrendered	(7,800)	6.512	(757,688)	10.673
Exercised	(88,730)	3.450	(346,211)	3.250
Outstanding on December 31, 2004	163,370	$ 7.046	5,831,460	$ 10.046
Granted	--	--	18,000	10.818
Surrendered	--	--	(634,150)	13.825
Exercised	(82,300)	5.864	(837,330)	7.063
Outstanding on December 31, 2005	81,070	$ 8.247	4,377,980	$ 10.072
Exercisable at December 31, 2005	81,070	$ 8.247	3,596,290	$ 10.671

There were 4.2 million shares exercisable at December 31, 2004 and 2003.

            The following table summarizes information about stock options outstanding at December 31, 2005:

OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$3.61 - 5.30	289,600	7.7	$ 4.34	117,400	$ 4.38
5.43 - 8.11	595,800	3.8	6.79	522,210	6.87
8.23 - 12.06	2,826,550	4.9	9.79	2,347,350	10.03
12.38 - 18.25	472,800	4.2	14.13	416,100	14.11
19.94 - 20.19	274,300	1.7	20.19	274,300	20.19
$3.61 - 20.19	4,459,050	4.7	$ 10.14	3,677,360	$ 10.62

            Non-Employee Director Compensation Plan - Effective August 5, 2003, the Board of Directors terminated the Global Industries, Ltd. Non-Employee Directors' Compensation Plan and adopted a compensation policy whereby each non-employee director must receive $35,000 of his or her annual retainer in the form of a restricted stock award with a one year forfeiture period to be issued under our 1998 Equity Incentive Plan.  Each director may elect to receive the remainder of his or her retainer and any meeting fees or other compensation in cash or in the form of a restricted stock award.  The number of shares awarded is based upon the closing price of the stock on the date immediately preceding the date the compensation is due.  The forfeiture restrictions automatically renew on the earlier of the date of the Annual Shareholders' Meeting or June 1 of each year, unless prior to December 31 of the preceding year, the director elects not to have his restrictions automatically renew.  During the year ended December 31, 2005, an aggregate of 51,690 restricted shares were issued to directors under the new compensation policy.

            1995 Employee Stock Purchase Plan - The Global Industries, Ltd. 1995 Employee Stock Purchase Plan ("Purchase Plan") provides a method for substantially all employees to voluntarily purchase a maximum of 2,400,000 shares of our common stock at favorable terms.  Under the Purchase Plan, eligible employees may authorize payroll deductions that are used at the end of the Option Period to acquire shares of common stock at 85% of the fair market value on the first or last day of the Option Period, whichever is lower.  In August 1997, shareholders approved an amendment to the plan whereby the plan has a twelve-month and a six-month Option Period in each year.  In October 1998, the Board of Directors further amended the plan effective December 31, 1998, to, among other items, change the twelve-month Option Period to begin January 1 of each year and the six-month Option Period to begin July 1 of each year.  For the year ended December 31, 2005, 98 employees purchased 94,961 shares at a weighted average cost of $8.322 per share.  For the year ended December 31, 2004, 82 employees purchased 120,898 shares at a weighted average cost of $4.393 per share.  For the year ended December 31, 2003, 134 employees purchased 167,873 shares at a weighted average cost of $3.655 per share. Under the terms of the plan, the 1995 Employee Stock Purchase Plan expired on December 31, 2005.

            Basic and Diluted Net Income (Loss) Per Share From Continuing Operations - The following table presents the reconciliation between basic shares and diluted shares (in thousands, except per share data):

	Net Income (Loss)	Weighted-Average Shares			Income (Loss) Per Share
		Basic	Incremental	Diluted	Basic	Diluted
Year ended 2005	$ 34,758	113,959	1,113	115,072	$ 0.31	$ 0.30
Year ended 2004	6,522	108,746	790	109,536	0.06	0.06
Year ended 2003	(71,126)	100,743	--	100,743	(0.71)	(0.71)

            During the years ended 2005, 2004 and 2003, 2.0 million, 4.9 million and 6.7 million shares, respectively, were excluded from the computation of diluted EPS because the effect of their inclusion is antidilutive.

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

            We have conformed all periods presented for changes in our operating management structure that became effective June 2004.  We still conduct our operations through two divisions, Offshore Construction Division (OCD) and Global Divers and Marine Contractors (GDMC). However, GDMC's Asia Pacific segment has been combined into OCD's Asia Pacific segment, and our Gulf of Mexico shallow water pipelay has been removed from GDMC's Gulf of Mexico segment and combined with OCD's Gulf of Mexico segment.  OCD now includes all pipelay and derrick lifts worldwide as well as diving and marine support services in our Asia Pacific region.  GDMC includes all remaining diving and marine support services worldwide.  As a result of our decision to sell our Liftboat Division, our GDMC Gulf of Mexico segment has been restated for the years ended 2004 and 2003 to reflect the reclassification of the Liftboat Division as discontinued operations.  We have identified nine reportable segments as required by SFAS 131.

            The Offshore Construction Division principally performs services using our construction barges, including pipelay and derrick services.  Many of our services are integrated, and thus, are performed for other of our segments, typically at rates charged to external customers.

            The following tables show information about the profit or loss and assets of each of our reportable segments for the years ended 2005, 2004, and 2003.  The information contains certain allocations of corporate expenses that we deem reasonable and appropriate for the evaluation of results of operations.  Segment assets do not include intersegment receivable balances as we feel that such inclusion would be misleading or not meaningful.  Segment assets are determined by where they are situated at period-end.  Because we offer an integrated range of services, some assets are used by more than one segment.  However, we feel that allocating the value of those assets among segments is impractical.

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Total segment revenues:
Offshore Construction Division
Gulf of Mexico	$ 160,591	$ 65,076 6	$ 135,249
West Africa	30,360	7,469	100,039
Latin America	255,784	238,986	19,046
Asia Pacific	132,258	76,702	95,159
Middle East	36,251	29,600	72,842
Subtotal	$ 615,2444	$ 417,833	$ 422,335

Global Divers and Marine Contractors
Gulf of Mexico	$ 64,9433	$ 38,1699	$ 33,2899
West Africa	1,909	6177	8,6020
Latin America	21,909	13,8544	1,303
Middle East	46,140	24,9133	19,200
Subtotal	134,9011	77,5533	62,394
Total	$ 750,1455	$ 495,3866	$ 484,7299

Intersegment eliminations:
Offshore Construction Division
Gulf of Mexico	$ -	$ 4,7777	$ 909
Asia Pacific	5666	----	--
Subtotal	$ 5665	$ 4,7777	$ 909 5

Global Divers and Marine Contractors
Gulf of Mexico	$ 29,8803	$ 9,0869	$ 10,6299
West Africa	1,909	6177	8,6020
Latin America	21,909	13,8544	1,093
Middle East	7,266	3,7213	4,467
Subtotal	60,9641	27,2783	24,791
Total	$ 61,5305	$ 32 0556	$ 25,7009
Total segment revenues from external customers	$ 688,6155	$ 463,3316	$ 459,0299

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Interest expense:
Offshore Construction Division
Gulf of Mexico	$ 536	$ 1,3379	$ 3,848
West Africa	672	1,8557	1,475
Latin America	3,379	6,6814	3,002
Asia Pacific	4,012	3,0183	2,928
Middle East	610	9233	510
Subtotal	$ 9,2094	$ 13,8146	$ 11,7634

Global Divers and Marine Contractors
Gulf of Mexico	$ 2523	$ 2219	$ 5403
West Africa	--	--7	--
Latin America	--	--4	--
Middle East	156	423	41
Subtotal	4081	2633	5811
Total	$ 9,6175	$ 14,0776	$ 12,3445
Depreciation and amortization:
Offshore Construction Division
Gulf of Mexico	$ 12,674	$ 17,9319	$ 15,805
West Africa	3,618	3,1927	6,146
Latin America	7,070	4,3904	5,612
Asia Pacific	19,607	10,6873	11,384
Middle East	1,255	3,4863	942
Subtotal	$ 44,2244	$ 39,6866	$ 39,8894

Global Divers and Marine Contractors
Gulf of Mexico	$ 2,4543	$ 2,498 ,	$ 2,2783
West Africa	--	(55)7	15
Latin America	5	--4	--
Middle East	616	3463	253
Subtotal	3,0751	2,7893	2,5461
Total	$ 47,2995	$ 42,4756	$ 42,4355

Income (loss) before income taxes:
Offshore Construction Division
Gulf of Mexico(1)(2)	$ 41,541	$ 13,214 4	$ (2,203)
West Africa(3)(4)	(12,003)	(22,655)	(26,405)
Latin America(5)	(3,548)	26,430	(16,720)
Asia Pacific	(3,350)	(2,010)	(829)
Middle East(6)	4,889	(5,716)	2,440
Subtotal	$ 27,5294	$ 9,2634	$ (43,717)4

Global Divers and Marine Contractors
Gulf of Mexico	$ 24,107	$ 4,613 4	$ 1,072
West Africa	724	(94)	1,906
Latin America	4,9855	3,641	(337)
Middle East	9,659	4,086	3,022
Subtotal	39,4755	12,246	5,6631
Other	(990)))	(347)4	(34,231)5
Total	$ 66,014 4	$ 21,162	$ (72,285)4

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Segment assets at period-end:
Offshore Construction Division
Gulf of Mexico	$ 191,052	$ 211,5289	$ 230,395
West Africa	63,211	54,1037	83,098
Latin America	181,298	126,6214	76,876
Asia Pacific	228,088	118,3773	129,657
Middle East	12,712	41,5463	40,114
Subtotal	$ 676,3614	$ 552,1756	$ 560,1404

Global Divers and Marine Contractors
Gulf of Mexico	$ 32,0223	$ 18,1049	$ 41,5453
West Africa	--	--7	--
Latin America	--	--4	--
Middle East	21,207	5,1543	3,605
Subtotal	53,2291	23,2583	45,1501
Total	$ 729,5905	$ 575,4336	$ 605,2905

Expenditures for long-lived assets:
Offshore Construction Division
Gulf of Mexico	$ 391	$ 6839	$ 8,764
West Africa	1,433	1217	1,689
Latin America	554	6794	174
Asia Pacific	10,209	2933	1,536
Middle East	442	3743	96
Subtotal	$ 13,0294	$ 2,1506	$ 12,2594

Global Divers and Marine Contractors
Gulf of Mexico	$ 4,9793	$ 1,054 ,	$ 5883
West Africa	16	637	--
Latin America	--	--4	--
Middle East	1,068	793	--
Subtotal	$ 6,0633	$ 1,196 ,	$ 5883
Total	$ 19,0925	$ 3,3466	$ 12,8475

(1)           Includes a gain of approximately $16.8 million in 2004 from the sale of one construction vessel.
(2)           Includes an impairment charge of $3.0 million in 2004.
(3)           Includes a charge of approximately $10.8 million in 2004 related to an adverse legal judgment.
(4)           Includes an impairment charge of $2.5 million in 2004.
(5)           Includes a gain of approximately $5.6 million in 2003 from the sale of two construction vessels.
(6)           Includes an impairment charge of $1.3 million in 2004.

            The following table reconciles the reportable segments' revenues, income (loss) before income taxes, assets, and other items presented above, to our consolidated totals.

Year Ended December 31,

2005

2004

2003

(In thousands)

Revenues

Total for reportable segments

     $    750,145

     $    495,386

     $    484,729

Elimination of intersegment revenues

(61,530)

(32,055)

(25,700)

Total consolidated revenues

     $    688,615

     $    463,331

     $    459,029

Income (loss) before income taxes

Total for reportable segments

     $      67,004

     $      21,509

     $    (38,054)

Unallocated corp. (expenses) income

(990)

(347)

(34,231)

Total consolidated income (loss) before tax

     $      66,014

     $      21,162

     $    (72,285)

Segment assets at period end

Total for reportable segments

     $    729,590

     $    575,433

     $    605,290

Corporate assets

127,724

167,807

15,541

Total consolidated assets

     $    857,314

     $    743,240

     $    620,831

Other items:

Interest Expense

Total for reportable segments

     $       9,617

     $      14,077

     $      12,344

Unallocated (over allocated) corp. interest expense

575

720

(910)

Total consolidated interest expense

     $      10,192

     $      14,797

     $      11,434

Depreciation and amortization

Total for reportable segments

     $      47,299

     $      42,475

     $      42,435

Unallocated corporation depreciation

5,525

5,112

4,807

Total consolidated depreciation and amortization

     $      52,824

     $      47,587

     $      47,242

Expenditures for long-lived assets

Total for reportable segments

     $      19,092

     $       3,346

     $      12,847

Corporate expenditures

7,521

1,135

2,710

Total consolidated expenditures

     $      26,613

     $       4,481

     $      15,557

            The following table presents our revenues from external customers attributed to operations in the United States and foreign areas and long-lived assets in the United States and foreign areas.

Year Ended December 31,

2005

2004

2003

(In thousands)
Revenues from external customers

United States

     $    139,418

     $      84,319

     $    144,155

Foreign areas

549,197

379,012

314,874

     $    688,615

     $    463,331

     $    459,029

Long lived assets at period end

United States

     $    117,600

     $    192,906

     $    207,334

Foreign areas

212,802

151,013

172,755

     $    330,402

     $    343,919

     $    380,089

9.         Major Customers

            Sales to various customers for 2005, 2004 and 2003 that amount to 10% or more of our revenues, follows:

	Year Ended December 31,
	2005		2004		2003
	(In thousands)
	Amount	%	Amount	%	Amount	%
Customer A	245,598	36%	238,986	52%	--	--
Customer B	78,363	11%	--	--	--	--
Customer C	--	--	--	--	69,547	14%

            Sales to Customer A were reported by our OCD Latin America segment.  Sales to Customer B were reported by our OCD Asia Pacific segment.  Sales to Customer C were reported by our OCD Middle East segment.  Our accounts receivable balances as of December 31, 2005 and 2004 included $46.8 million and $21.8 million, respectively, which was due from Customer A.

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

11.    Discontinued Operations - The Liftboat Division was historically included in our GDMC Gulf of Mexico segment.  In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Liftboat Division's results of operations, financial position and cash flows have been reflected in the consolidated financial statements and notes as a discontinued operation for all periods presented.  In September, 2004, we entered into a definitive asset purchase agreement with Mercury Offshore Assets, LLC ("Mercury").  We completed the sales transaction with Mercury in October 2004 and recognized a gain on the sale of approximately $29.7 million within discontinued operations in the fourth quarter of 2004.

Operating results of the Liftboat Division's discontinued operation were as follows:

Year Ended December 31,
	2005	2004	2003
(In thousands)
Revenues

  $        --

  $     20,347

   $  29,689

Income before income taxes(1)

 --

    29,335

     4,303

Income tax expense

--

    13,425

    1,506

Net income from discontinued operations

  $        --

  $     15,910

   $    2,797

(1)                    Includes a gain of $29.7 million in 2004 from the gain on the sale of the Liftboat Division.

Year Ended December 31,

2005

2004

2003

(In thousands)
Supplemental Cash Flow Information

Cash Flows From Operating Activities:

Net income from discontinued operations

  $        --

  $     15,910

   $    2,797

Adjustments to reconcile net income to net cash

provided by operating activities:

Depreciation and amortization

--

       6,362

   7,120

Gain on sale of assets

--

   (29,666)

--

Losses on asset impairment

--

--

--

Net cash (used in) provided by discontinued

Operations

--

    (7,394)

9,917

Cash Flows From Investing Activities:

Proceeds from sale of assets

--

  $     53,583

   $         --

Additions to property and equipment

--

          (123)

   (439)

Additions to deferred charges

--

      (4,572)

 (4,921)

Net cash provided by (used in) discontinued operations

  $            --

  $     48,888

   $ (5,360)

12.       Asset Sales - In the second quarter of 2005, we recorded a $1.9 million gain on the disposition of a cargo barge in our OCD Middle East segment.  In the third quarter of 2005, we recorded a $2.7 million gain on the sale of two dive support vessels in our OCD Asia Pacific segment.  In the third quarter of 2004, we sold the derrick barge, Arapaho, and recorded a gain, in our OCD Gulf of Mexico segment, of approximately $16.8 million and sold our Lafayette, Louisiana property and recorded a gain, in our Other segment, of $1.2 million.

13.       Supplemental Disclosures of Cash Flow Information

            Supplemental cash flow information for 2005, 2004, and 2003 are as follows:

Year Ended December 31,

2005

2004

2003

(In thousands)
Cash paid for:

Interest, net of amount capitalized

     $       9,282

     $      14,235

     $      11,079

Income taxes

     8,286

       3,608

         (614)

Other Non-Cash Transactions:

            During 2005, 2004, and 2003 the tax effect of the exercise of stock options resulted in an increase in additional paid-in capital and reductions to income taxes payable of $0.8 million, $0.3 million, and $0.0 million, respectively.

14.       Interim Financial Information From Continuing Operations (Unaudited)

The following is a summary of consolidated interim financial information for 2005 and 2004:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share amounts)
2005
Revenues.	$ 137,256	$ 209,359	$ 168,043	$ 173,957	$ 688,615
Gross profit	24,297	37,534	25,554	29,462	116,847
(Loss) income from continuing
operations per share	7,496	12,353	4,833	10,076	34,758
Net (loss) income	7,496	12,353	4,833	10,076	34,758
Net (loss) income from continuing
operations per share
Basic	$ 0.07	$ 0.11	$ 0.04	$ 0.09	$ 0.31
Diluted	$ 0.07	$ 0.11	$ 0.04	$ 0.09	$ 0.30
Net (loss) income per share
Basic	$ 0.07	$ 0.11	$ 0.04	$ 0.09	$ 0.31
Diluted	$ 0.07	$ 0.11	$ 0.04	$ 0.09	$ 0.30

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share amounts)
2004
Revenues	$ 79,392	$ 82,335	$ 130,389	$ 171,215	$ 463,331
Gross profit	3,189	893	17,220	43,154	64,456
(Loss) income from continuing
operations (1) (2)	(7,378)	(9,541)	18,026	5,415	6,522
Net income (loss) (1) (2)	(8,338)	(9,632)	18,880	21,522	22,432
Net income (loss) from continuing
operations per share (1) (2)
Basic	$ (0.07)	$ (0.09)	$ 0.16	$ 0.05	$ 0.06
Diluted	$ (0.07)	$ (0.09)	$ 0.16	$ 0.05	$ 0.06
Net (loss) income per share (1) (2)
Basic	$ (0.08)	$ (0.09)	$ 0.17	$ 0.19	$ 0.21
Diluted	$ (0.08)	$ (0.09)	$ 0.17	$ 0.19	$ 0.20

(1)    Includes a pre-tax gain of approximately $16.8 million and $1.2 million in the third quarter from the sale of one construction vessel and one facility, respectively.
(2)    Includes a pre-tax impairment charge of $7.2 million in the fourth quarter.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None

ITEM 9A.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

            Our management has established and maintains a system of disclosure controls and procedures to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  As of December 31, 2005, our management, including our principal executive officer and principal financial officer, conducted an evaluation of our disclosure controls and procedures.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of December 31, 2005 are effective in ensuring that the material information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Design and Evaluation of Internal Control Over Financial Reporting

            Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management included a report of their assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2005.  Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.  Management's report and the independent registered public accounting firm's attestation report are included in Item 8 under the captions entitled "Management's Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm" and are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

            There has been no change in our internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

            Non-Employee Director Compensation Policy

            All non-employee directors of the Company that were elected in 2005 received a retainer of $70,000 for the election cycle of which at least $35,000 was in the form of restricted stock, the forfeiture restrictions on which terminated one year after grant.  Each of the non-employee directors also receives a $1,500 meeting fee for each Board or committee meeting attended in person ($2,500 in the case of the Audit Committee meetings) and a $750 fee for each telephonic meeting attended ($1,200 in the case of the Audit Committee meetings).  In addition, the chairman of each Board committee and the lead director, who holds the position for a full-year, is entitled to receive a $7,500 stipend ($15,000 in the case of the Audit Committee Chairman).  Non-Employee directors are entitled to be reimbursed for ordinary and necessary expenses incurred in attending Board or committee meetings.

            Recently the Compensation Committee of the Board of Directors amended the non-employee directors' compensation policy.  Beginning upon their election at the 2006 Annual Meeting of Shareholders in May 2006, all non-employee directors will be entitled to receive an annual cash retainer of $50,000 for each election cycle, and 10,000 shares of restricted stock granted on the date of their election.  Based on the closing price of the Company's common stock on February 13, 2006, the day the Compensation Committee approved the new policy, the value of 10,000 shares was $123,800.  The actual value of the restricted stock granted to non-employee directors will depend on the value of the Company's common stock on the date of grant in May.  The forfeiture restrictions  on the non-employee director restricted stock awards will lapse on the earlier of the date of the 2007 annual shareholders' meeting or June 1, 2007.  Under the revised policy, the chairman of each Board committee and the lead director, who holds the position for a full election cycle will be entitled to receive a $7,500 stipend ($15,000 in the case of the Audit Committee Chairman).  No meeting fees will be paid under the revised compensation policy but non-employee directors will be entitled to reimbursement for ordinary and necessary expenses incurred in attending Board or committee meeting.  In connection with adoption of the revised non-employee director compensation policy, the Board adopted a director stock ownership policy that requires each director to own shares of common stock of the Company valued at five times the annual cash retainer paid to non-employee directors.  Under the policy directors will be permitted to sell any shares they hold that exceed such ownership requirement.  Directors will have three years to attain the required level of stock ownership.

PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The information required by this Item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2006 Annual Meeting of Shareholders.  See also "Item (Unnumbered) Executive Officers of the Registrant" appearing in Part I of this Annual Report.

ITEM 11.        EXECUTIVE COMPENSATION

            The information required by the Item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2006 Annual Meeting of Shareholders.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

            The information required by this Item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2006 Annual Meeting of Shareholders.  For a description of certain information about compensation plans, see Item 5 of this Annual Report.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The information required by this Item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2006 Annual Meeting of Shareholders.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

            The information required by this Item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2006 Annual Meeting of Shareholders.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.		Financial Statements.
Included in Part II of this report.
Independent Auditors' Report.
Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Operations for the years ended December 31, 2005, 2004, and 2003.
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2005, 2004, and 2003.
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003.
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2005, 2004, and 2003.
Notes to Consolidated Financial Statements.
	2.		Financial Statement Schedules.

The following financial statement schedule is included:

Schedule II - Valuation and Qualifying Accounts.

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

	3.2	-	Bylaws of Registrant, incorporated by reference to Exhibit 3.2 to the Form S-1 filed by Registrant (Reg. No. 33‑56600).
	4.1	-	Form of Common Stock certificate, incorporated by reference to Exhibit 4.1 to the Form S-1 filed by Registrant (Reg. No. 33‑56600).
	10.1	-	Global Industries, Ltd. 1992 Stock Option Plan, incorporated by reference to Exhibit 10.1 to the Form S-1 filed by Registrant (Reg. No. 33‑56600).
	10.2		Global Industries, Ltd. Profit Sharing and Retirement Plan, as amended, incorporated by reference to Exhibit 10.2 to the Form S-1 filed by Registrant (Reg. No. 33-56600).
	10.3	-

Agreement of Lease dated May 1, 1992, between SFIC Gulf Coast Properties, Inc. and Global Pipelines PLUS, Inc., incorporated by reference to Exhibit 10.6 to the Form S-1 filed by Registrant (Reg. No. 33‑56600).

	10.4	-

Lease Extension and Amendment Agreement dated January 1, 1996, between Global Industries, Ltd. and William J. Doré relating to the Lafayette office and adjacent land, incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

	10.5	-

Agreement between Global Divers and Contractors, Inc. and Colorado School of Mines, dated October 15, 1991, incorporated by reference to Exhibit 10.20 to the Form S-1 filed by Registrant (Reg. No. 33‑56600).

	10.6	-

Sublicense Agreement between Santa Fe International Corporation and Global Pipelines PLUS, Inc. dated May 24, 1990, relating to the Chickasaw's reel pipelaying technology, incorporated by reference to Exhibit 10.21 to the Form S-1 filed by Registrant (Reg. No. 33‑56600).

	10.7	-

Non-Competition Agreement and Registration Rights Agreement between the Registrant and William J. Doré, incorporated by reference to Exhibit 10.23 to the Form S-1 filed by Registrant (Reg. No. 33‑56600).

	10.8	-	Global Industries, Ltd. Restricted Stock Plan, incorporated by reference to Exhibit 10.25 to the Form S-1 filed by Registrant (Reg. No. 33‑56600).
	10.9	-	Second Amendment to the Global Industries, Ltd. Profit Sharing Plan, incorporated by reference to Exhibit 10.19 to the Registrant's Registration Statement on Form S-1 (Reg. No. 33-81322).
	10.10	-	Global Industries, Ltd. 1995 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.
	10.11	-

Trust Indenture relating to United States Government Guaranteed Ship Financing Obligations between Global Industries, Ltd., shipowner, and Hibernia National Bank, Indenture Trustee, dated as of September 27, 1994, incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.

	10.12	-	Amendment to Global Industries, Ltd. 1992 Stock Option Plan, incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.
	10.13	-	Amendment to Global Industries, Ltd. 1992 Stock Option Plan, incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.
	10.14	-

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

	10.18	-	Global Industries, Ltd. 1998 Equity Incentive Plan incorporated by reference to exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.
	10.19	-

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

	10.22	-	Global Industries, Ltd. Non-Employee Directors Compensation Plan, incorporated by reference to Exhibit 4.1 to Registrant's Registration Statement on Form S-8 (Reg. No. 333-69949).
	10.23	-

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

	10.26	-	2000 Amendment to Global Industries, Ltd. 1998 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report for the quarter ended March 31, 2001.
	10.27	-

Severance Agreement dated February 22, 1995 between Global Industries, Ltd. and James J. Doré, incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report for the quarter ended March 31, 2001.

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

	10.36	-	Asset Purchase Agreement dated September 2, 2004 by and between Mercury Offshore Assets, LLC and Global Industries, Ltd. (incorporated by reference to Exhibit 2.1 to Form 8-K filed September 8, 2004).
	10.37	-	Act of Cash Sale dated September 22, 2004 by and between Global Movible Offshore, LLC and Doré Partners, Ltd. (incorporated by reference to Exhibit 10.1 to Form 8-K filed September 30, 2004).
	10.38	-	Form of Executive Long-Term Restricted Stock Agreement (Performance Vesting/POC-TSR Based). (incorporated by reference to Exhibit 10.1 to Form 8-K filed September 30, 2004).
	10.39	-

Credit Agreement Amendment dated September 30, 2004 among Global Industries, Ltd. and Global Offshore Mexico, S. DE R.L. DE C.V., the Lenders and Calyon New York Branch as administrative agent for the lenders.

	10.40	-	Global Industries, Ltd. 2005 Management Incentive Plan. (incorporated by reference to Exhibit 10.40 to registrant's Annual Report on Form 10-K for the year ended December 31, 2004).
	10.41	-

Amended and Restated Credit Agreement Amendment dated March 14, 2005 among Global Industries, Ltd. and Global Offshore Mexico, S. DE R.L. DE C.V., the Lenders and Calyon New York Branch as administrative agent for the lenders. (incorporated by reference to Exhibit 10.41 to registrant's Annual Report on Form 10-K for the year ended December 31, 2004).

	10.42	-	Global Industries, Ltd. 2005 Stock Incentive Plan. (incorporated by reference to Exhibit 10.42 to registrant's Annual Report on Form 10-K for the year ended December 31, 2004).
	10.43	-

Lease Agreement dated November 10, 2005 between the Company and Mr. William J. Doré to an office building, warehouse, and land located in Lafayette, Louisiana. (incorporated by reference to Exhibit 10.1 to registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

	10.44	-	Global Industries, Ltd. 2005 Restricted Stock Agreement Form. (incorporated by reference to Exhibit 10.1 of registrant's Form 8-K filed November 7, 2005).
	10.45	-	Letter Agreement between the Company and Peter S. Atkinson dated November 16, 2005. (incorporated by reference to Exhibit 10.1 of registrant's Form 8-K filed November 22, 2005).
	10.46	-	Amendment No. 1 to Agreement between the Company and Timothy W. Miciotto dated June 9, 2005. (incorporated by reference to Exhibit 10.2 of registrant's Form 8-K filed November 22, 2005).
	10.47	-	Resignation and Release Agreement dated December 5, 2005. (incorporated by reference to Exhibit 10.1 of registrant's Form 8-K filed December 8, 2005).
	*21.1	-	Subsidiaries of the Registrant.
	*23.1	-	Consent of Deloitte & Touche LLP.
	*31.1	-	Section 302 Certification of William J. Doré.
	*31.2	-	Section 302 Certification of Peter S. Atkinson.
	*32.1	-	Section 906 Certification of William J. Doré.
	*32.2	-	Section 906 Certification of Peter S. Atkinson.

_______________

                * Included with this filing.

Global Industries, Ltd.
Schedule II Valuation and Qualifying Accounts
For the Years Ended December 31, 2005, 2004, and 2003
(In thousands)

Description	Balance at Beginning of Period	Additions		Deductions	Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts

Year ended December 31, 2005
Allowances for doubtful accounts	$ 9,456	$ 6,327	$ --	$ 8,026	$ 7,757

Year ended December 31, 2004
Allowances for doubtful accounts	$ 11,043	$ 17,739	$ --	$ 19,326(1)	$ 9,456

Year ended December 31, 2003
Allowances for doubtful accounts	$ 7,167	$ 14,067	$ --	$ 10,191	$ 11,043

            (1)  Amount represents write-offs of accounts receivable balances that were fully reserved.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INDUSTRIES, LTD.

By: /S/ PETER S. ATKINSON
Peter S. Atkinson
Chief Financial Officer
(Principal Financial and Accounting Officer)

March 16, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ WILLIAM J. DORÉ William J. Doré	Chairman of the Board, Chief Executive Officer and Director	March 16, 2006

/s/ PETER S. ATKINSON Peter S. Atkinson	President, and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2006

/s/ JOHN A. CLERICO John A. Clerico	Director	March 16, 2006

/s/ JAMES C. DAY James C. Day	Director	March 16, 2006

/s/ EDWARD P. DJEREJIAN Edward P. Djerejian	Director	March 16, 2006

/s/ LARRY E. FARMER Larry E. Farmer	Director	March 16, 2006

/s/ EDGAR G. HOTARD Edgar G. Hotard	Director	March 16, 2006

/s/ RICHARD A. PATTAROZZI Richard A. Pattarozzi	Director	March 16, 2006

/s/ JAMES L. PAYNE James L. Payne	Director	March 16, 2006

/s/ MICHAEL J. POLLOCK Michael J. Pollock	Director	March 16, 2006

/s/ LUIS K. TELLEZ Luis K. Tellez	Director	March 16, 2006