Form 10-Q
period 2006-03-31
GLOBAL INDUSTRIES LTD
filed 2006-05-10
CIK 895663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of the Registrant's Common Stock outstanding, as of May 5, 2005 was 115,094,670.

Global Industries, Ltd.
Index - Form 10-Q

 Part I - Financial Information

Part II - Other Information
Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	32

Item 6.	Exhibits	32

	Signature	33

PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
     Global Industries, Ltd.:

We have reviewed the accompanying Condensed Consolidated Balance Sheet of Global Industries, Ltd. and subsidiaries as of March 31, 2006, and the related Condensed Consolidated Statements of Operations and of Cash Flows for the three-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheet of Global Industries, Ltd. and subsidiaries as of December 31, 2005, and the related Consolidated Statements of Operations, Shareholders' Equity, and Cash Flows for the year then ended (not presented herein); and in our report dated March 14, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.

DELOITTE & TOUCHE LLP

May 9, 2006
Houston, Texas

Global Industries, Ltd.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
Results of Operations	2006	2005

Revenues	$246,267	$137,256
Cost of operations	198,137	112,959
Gross profit	48,130	24,297
Net (gains) on asset disposal	(291)	(112)
Selling, general and administrative expenses	16,286	10,282
Operating income	32,135	14,127
Other expenses (income)
Interest expense	2,036	2,384
Other	(33)	(729)
Income before income taxes	30,132	12,472
Income taxes	11,368	4,976
Net Income	$18,764	$7,496

Earnings Per Common Share
Basic earnings per share	$0.16	$0.07
Diluted earnings per share	0.16	0.07

Weighted Average Common Shares Outstanding
Basic	114,171	112,603
Diluted	115,609	114,476

See Notes to Condensed Consolidated Financial Statements.

Global Industries, Ltd.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Current Assets
Cash	$ 114,289	$ 128,615
Receivables - net of allowance of $11,002 for 2006
and $7,757 for 2005, respectively	153,350	181,433
Unbilled work on uncompleted contracts	123,045	76,291
Contract costs incurred not yet recognized	51,330	34,076
Deferred income taxes	14,158	14,158
Prepaid expenses and other	44,918	34,448
Total current assets	501,090	469,021
Property and Equipment, net	334,411	330,402
Other Assets
Deferred charges, net	23,480	19,125
Goodwill, net	37,388	37,388
Other	1,124	1,378
Total other assets	61,992	57,891
Total	$ 897,493	$ 857,314

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Current maturities of long-term debt	$ 3,960	$ 3,960
Accounts payable	139,141	119,000
Employee-related liabilities	16,014	14,092
Income taxes payable	35,571	25,726
Accrued interest	693	2,249
Advance billings on uncompleted contracts	12,382	21,308
Vinci (Groupe GTM) litigation liability	35,749	34,911
Other accrued liabilities	11,175	15,725
Total current liabilities	254,685	236,971

Long-Term Debt	71,280	73,260
Deferred Income Taxes	49,652	49,491
Other Liabilities	761	787

Commitments and Contingencies	--	--

Shareholders' Equity
Common stock issued, 114,925 and 114,344 shares,
respectively	1,149	1,144
Additional paid-in capital	355,801	350,550
Accumulated other comprehensive loss	(8,688)	(8,978)
Retained earnings	172,853	154,089
Total shareholders' equity	521,115	496,805
Total	$ 897,493	$ 857,314

See Notes to Condensed Consolidated Financial Statements.

Global Industries, Ltd.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash Flows From Operating Activities
Net income	$ 18,764	$ 7,496
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	11,775	11,326
Stock-based compensation expense	2,680	704
Provision for doubtful accounts	3,774	678
Less (gain) on sale or disposal of property and equipment	(3)	(112)
Deferred income taxes	161	4,273
Other	(32)	--
Changes in operating assets and liabilities
Receivables, unbilled work, and contract costs	(39,699)	(55,588)
Prepaid expenses and other	(10,212)	(2,264)
Accounts payable, employee-related liabilities and other
accrued liabilities	17,709	(4,365)
Deferred dry-dock costs incurred	(6,968)	(5,427)
Net cash (used in) operating activities	(2,051)	(43,279)

Cash Flows From Investing Activities
Proceeds from sale of assets	3	--
Additions to property and equipment	(13,095)	(2,295)
Additions to deferred charges	(68)	(446)
Net cash (used in) investing activities	(13,160)	(2,741)

Cash Flows From Financing Activities
Proceeds from sale of common stock, net	2,865	1,411
Repayment of long-term debt	(1,980)	(1,980)
Net cash provided by (used in) financing activities	885	(569)

Cash
Decrease	(14,326)	(46,589)
Beginning of period	128,615	143,161
End of period	$ 114,289	$ 96,572

See Notes to Condensed Consolidated Financial Statements.

Global Industries, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.     Basis of Presentation - The accompanying unaudited Condensed Consolidated financial statements include the accounts of Global Industries, Ltd. and its subsidiaries (the "Company," "we," "us," or "our").

In the opinion of management of the Company, all adjustments (such adjustments consisting only of a normal recurring nature) necessary for a fair presentation of the operating results for the interim periods presented have been included in the unaudited condensed consolidated financial statements. Operating results for the period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005. Certain reclassifications have been made to the prior period financial statements in order to conform to the classifications adopted for reporting in 2006.

2.      Contracts in Progress and Revenue Recognition - Revenues from construction contracts, which are generally recognized on the percentage-of-completion method, are measured by relating the actual cost of work performed to date to the current estimated total cost (the cost-to-cost method) of the respective contract. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect vessel costs (including depreciation and amortization), labor, supplies, and repairs. Certain costs may be excluded from the cost-to-cost method of measuring progress, such as significant costs for materials and major third-party subcontractors if it appears that such exclusion would result in a more meaningful measurement of actual contract progress and resulting periodic allocation of income. Provisions for estimated losses, if any, on uncompleted contracts are made in the period in which such losses are determined. Selling, general and administrative costs are charged to expense as incurred. We also provide services on a day-rate basis to many of our customers. Revenues for day-rate services are recognized as the services are rendered and when collectability is reasonably assured.

3.     Receivables - Trade and other receivables are stated at net realizable value, and the allowances for uncollectible accounts were $11.0 million and $7.8 million at March 31, 2006 and December 31, 2005, respectively. Certain receivables represent amounts that have not yet been billed to the customer pursuant to contractually specified milestone billing requirements. At March 31, 2006 and December 31, 2005, our receivables included unbilled receivables of $123.0 million and $76.3 million, respectively. We include claims and unapproved change orders in contract revenues to the extent of costs incurred when (1) the contract or other evidence provides a legal basis for the claim, (2) additional costs are not the result of deficiencies in our performance, (3) costs are identifiable, and (4) evidence supporting the claim is objective and verifiable. The basis for our recorded unapproved change orders and claims was formed after we engaged in an extensive contract review, a review of the supporting evidence and, generally, obtained a legal opinion from either internal or external legal counsel. Additionally, we believe that we have objective, verifiable evidence to support these claims. That evidence consists of explicit contractual terms and/or written legal opinions. The claims and unapproved change orders included in receivables amounted to $38.3 million at March 31, 2006 and $37.2 million at December 31, 2005. Unbilled retainage at March 31, 2006 was $2.0 million and is expected to be billed and collected in 2006. Unbilled retainage at December 31, 2005 was $2.6 million. Contract costs incurred not yet recognized represents those contract costs which have been incurred but excluded from our percentage of completion computation under the cost-to-cost method in order to provide a more meaningful measurement of actual contract progress.

Costs and Estimated Earnings on Uncompleted Contracts:

	March 31,	December 31,
	2006	2005
	(In thousands)
Costs incurred on uncompleted contracts	$ 252,940	$ 567,266
Estimated (losses) earnings	65,181	62,038
Costs and estimated earnings on uncompleted contracts	318,121	629,304
Less: Billings to date	255,502	608,272
	62,619	21,032
Plus: Accrued revenue	48,044	33,951
	$ 110,663	$ 54,983

Included in accompanying balance sheets under the
following captions:
Unbilled work on uncompleted contracts	$ 123,045	$ 76,291
Advance billings on uncompleted contracts	(12,382)	(21,308)
	$ 110,663	$ 54,983

4.     Goodwill - Goodwill represents the excess cost over the fair value of net assets acquired and is tested on an annual basis or when circumstances indicate that impairment may exist. The carrying amount of goodwill as of March 31, 2006 and December 31, 2005 was approximately $37.4 million and is primarily attributable to our Latin America segment.

5.      Property and Equipment - Property and equipment are stated at cost less accumulated depreciation. Expenditures for property and equipment and items that substantially increase the useful lives of existing assets are capitalized at cost and depreciated. Routine expenditures for repairs and maintenance are expensed as incurred. Except for major construction vessels that are depreciated on the units-of-production (UOP) method over estimated vessel operating days, depreciation is provided utilizing the straight-line method over the estimated useful lives of the assets. The UOP method is based on vessel utilization days and more closely correlates depreciation expense to vessel revenue. In addition, the UOP method provides for a minimum depreciation floor in periods with nominal vessel use. If we applied only a straight-line depreciation method, less depreciation expense would be recorded in periods of high vessel utilization and revenues, and more depreciation expense would be recorded in periods of low vessel utilization and revenues.

6.      Income Taxes - Our effective tax rate for the three months ended March 31, 2006 was 38%. This rate varies from our 35% U.S. Federal statutory rate due primarily to taxes in certain foreign jurisdictions that are taxed on a deemed profits (i.e., percentage of revenue) basis, net operating losses in certain foreign jurisdictions where we did not record a tax benefit and certain permanent book to tax differences.

7.     Financing Arrangements - At March 31, 2006, we were in compliance with all covenants associated with our revolving credit facility and had no borrowings outstanding, $68.5 million in letters of credit outstanding, and $16.5 million of credit availability under the credit facility.

Our Title XI bonds mature in 2025. The bonds carry an interest rate of 7.71% per annum and require semi-annual payments of $2.0 million, plus interest. The agreement pursuant to which the Title XI bonds were issued contains certain covenants, including the maintenance of minimum working capital and net worth requirements. If not met, additional covenants become applicable that would restrict our operations and our ability to pay cash dividends. At March 31, 2006, we were in compliance with these covenants.

We also have a $16.0 million short-term credit facility at one of our foreign locations that is secured by a letter of credit.

8.     Commitments and Contingencies - We are a party to legal proceedings and potential claims arising in the ordinary course of business. Management does not believe these matters will materially affect our consolidated financial statements.

In November 1999, we notified Groupe GTM (now Vinci), that as a result of material adverse changes and other breaches by Vinci, we were no longer bound by and were terminating the Share Purchase Agreement to purchase the shares of ETPM S.A. Vinci responded stating that they believed we were in breach. The Share Purchase Agreement provided for liquidated damages of $25.0 million to be paid by a party that failed to consummate the transaction under certain circumstances. We notified Vinci that we did not believe that the liquidated damages provision was applicable to our termination of the Share Purchase Agreement. On December 23, 1999, we filed suit against Vinci in the Tribunal de Commerce de Paris to recover damages. On June 21, 2000, Vinci filed an answer and counterclaim against us seeking the liquidated damages of $25.0 million and other damages, costs and expenses of approximately $3.2 million based on then current exchange rates. In November 2003, the Tribunal de Commerce de Paris ruled in favor of Vinci in the matter and awarded Vinci $25.0 million plus approximately $8.5 million in interest, exchange rate differential and legal fees. As a result, although we have not yet paid the judgment, we recorded a $33.5 million (pre-tax) provision in the fourth quarter of 2003. We appealed this verdict in the Cour d'appel de Paris. On April 12, 2004 the Cour d'appel de Paris heard the case before three appellate judges. A decision was rendered in May 2005 by the Cour d'appel de Paris upholding the lower court decision. Vinci has filed an enforcement action in the United States District Court for the Eastern District of Louisiana (civil action number 05-3251). The Company intends to defend this action by Vinci, however, the Company may be required to pay the judgment in the near future. We have also filed an appeal in the French Supreme Court on the additional costs associated with the exchange rate differential. Our balance sheet at March 31, 2006 includes a $35.7 million liability representing the judgment and associated legal fees, interest, and exchange rate differential. Although the provision for the judgment had a significant impact on our reported results for 2003, we do not believe that the ultimate outcome of this matter will have a material adverse effect on our future results of operations or business.

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

In December of 2005, we entered into a long-term charter for a newly built dive support vessel to be delivered in June 2006. This charter, which includes a five-year fixed term and a one-year option, requires monthly payments denominated in Norwegian kroners at an annual rate of approximately 63.1 million kroners (or $9.6 million at March 31, 2006). During the first quarter of 2006, we entered into a forward currency agreement which will allow us to fulfill our Norwegian kroner obligations during the fixed term of the charter at predetermined exchange rates. Under the terms of the forward currency agreement, our required U.S. dollar payments will gradually increase from approximately $9.6 million during the first year of the charter to $10.1 million during the last year of the fixed term of the charter.

During the first quarter of 2006, we entered into a long-term charter for a newly built dive support vessel to be delivered in September 2006. This charter, which includes a three-year fixed term and a one-year option, requires monthly payments denominated in Norwegian kroners at an annual rate of approximately 78.5 million kroners (or $11.9 million as of March 31, 2006). During the second quarter of 2006, we entered into a forward exchange contract which will allow us to fulfill our Norwegian kroner obligations for the first fourteen months of our three-year commitment under the charter at predetermined exchange rates. Under the terms of the forward exchange contract, the aggregate amount of our required U.S. dollar payments for the first fourteen months of the charter will be approximately $14.9 million.

In the normal course of our business, we provide guarantees and performance, bid, and payment bonds pursuant to agreements to perform construction services, or in connection with bidding to obtain such agreements. All of these guarantees are secured by parent company guarantees. The aggregate amount of these guarantees and bonds at March 31, 2006 was $87.3 million in surety bonds and $68.5 million in bank guarantees/letters of credit. The surety bonds and bank guarantees/letters of credit were due to expire between April 2006 and March 2008 and between April 2006 and December 2009, respectively.

We estimate that the cost to complete capital expenditure projects in progress at March 31, 2006 approximates $11.6 million.

9.     Derivative Financial Instruments - Due to the international nature of our business operations and the variable interest rate provisions of our revolving credit facility, we are exposed to certain risks associated with changes in foreign currency exchange rates and interest rates. From time to time, we enter into derivative agreements (hedging instruments) to hedge our exposure to specific foreign currency or interest rate risks (hedged items). We do not use derivative financial instruments for trading purposes. As of March 31, 2006, we had entered into one significant forward exchange contract to hedge our Norwegian kroner commitments under a long-term vessel charter entered into in December 2005. The Company accounts for this instrument as a cash flow hedge, as defined by Statement of Financial Accounting Standards No. 133, (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. Under SFAS 133, all derivatives which are designated as hedges and meet certain requirements are granted special hedge accounting treatment. Generally, under this accounting treatment, all periodic changes in the fair value of the derivative financial instruments which are designated as hedges and that are considered to be effective, as defined by SFAS 133, are recorded in "accumulated other comprehensive income" until the associated hedged item is settled. The Company is exposed to the risk that, at some future point in time, its derivative financial instruments which are designated as hedges may no longer be considered effective as defined by SFAS 133, or may no longer qualify for hedge accounting treatment for some other reason. In such case, the amount of accumulated other comprehensive income associated with the disqualified derivative financial instrument as well as future periodic changes in value will be included in the Company's results of operations. Ineffectiveness, as defined by SFAS 133, results when the change in the total fair value of a derivative financial instrument which is designated as a hedge does not equal the change in fair value of the associated hedged item. All changes in fair value which are associated with ineffectiveness will be included in the results of operations of the Company during the period of the change. As of March 31, 2006, the Company's only significant hedging instrument had been specifically tailored to a specific foreign currency commitment of the Company, and we believe that the probability of future ineffectiveness is low. During the quarters ended March 31, 2006 and 2005, the Company did not recognize any gains or losses in its results of operations due to ineffectiveness. As of March 31, 2006, the Company had $0.3 million in unrealized gains, net of tax, in accumulated other comprehensive income related to forward exchange hedges. Included in this total is approximately $0.1 million in net unrealized gains which are expected to be realized in earnings during the twelve months following March 31, 2006.

10.   Other Comprehensive Income - Comprehensive income included changes in the fair value of certain derivative financial instruments which qualify for hedge accounting treatment. Comprehensive income totaled $19.1 million for the quarter ended March 31, 2006 and $7.5 million for the quarter ended March 31, 2005. The differences between net income and comprehensive income for each of the comparable quarters presented are as follows.

	Quarter Ended March 31,
	2006	2005
	(In thousands)
Net Income	$ 18,764	$ 7,496
Unrealized gain on derivative instruments, net of
deferred taxes of $156 and $-0-	290	--
Comprehensive Income	$ 19,054	$ 7,496

A roll-forward of the amounts included in accumulated other comprehensive income (loss), net of taxes, is shown below.

	Accumulated Translation Adjustment	Foreign Exchange Agreements	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2005	$ (8,978)	$ --	$ (8,978)
2006 Change in value 2006 Change in Value	--	290	290
Reclassifications to earnings	--	--	--
Balance at March 31, 2006	$ (8,978)	$ 290	$ (8,688)

The amount of accumulated translation adjustment included in accumulated other comprehensive income (loss) relates to subsidiaries whose functional currency was not the U.S. dollar in certain prior years. The amount of gain on forward exchange agreements included in accumulated other comprehensive income (loss) is associated with forward exchange agreements which hedge the Company's Norwegian kroner commitments under long-term vessel charters. This gain (or potentially a loss) will be reclassified to results of operations over the lives of the charters (or portion of the charter lives hedged) to offset any variability in Norwegian kroner exchange rates in order to achieve the U.S. dollar base charter expense described in the commitments and contingencies footnote.

11.   Segment Information - During the first quarter of 2006, our operations management and internal financial reporting were reorganized into five business units: Gulf of Mexico, Latin America, West Africa, Middle East (including India), and Asia Pacific.  Each of these business units includes both offshore construction activities and diving activities for a particular region of the world.  Management has determined that the Gulf of Mexico business unit includes two reportable segments under SFAS 131, Disclosures About Segments of an Enterprise and Related Information, and has presented six segments in this note to the financial statements: Gulf of Mexico Offshore Construction Division ("OCD"), Gulf of Mexico Diving, Latin America, West Africa, Middle East, and Asia Pacific. The amounts shown for the comparable period in 2005 have been restated to correspond to the new presentation of segments. The following tables present information about the profit or loss of each of the Company's six reportable segments for the quarters ended March 31, 2006 and 2005. The information contains certain allocations of corporate expenses that we deem reasonable and appropriate for the evaluation of results of operations.

	Quarter Ended March 31,
	2006	2005
	(In thousands)
Total segment revenues
Gulf of Mexico OCD	$ 59,992	$ 23,318
Gulf of Mexico Diving	29,461	13,520
Latin America	62,494	65,756
West Africa	33,081	3,518
Middle East	72,271	24,882
Asia Pacific	5,348	10,370
Subtotal	$ 262,647	$ 141,364

Intersegment eliminations
Gulf of Mexico Diving	$ (15,745)	$ (4,108)
Latin America	(635)	--
Subtotal	$ (16,380)	$ (4,108)

Consolidated revenues	$ 246,267	$ 137,256

Income (loss) before taxes
Gulf of Mexico OCD	$ 11,631	$ 9,921
Gulf of Mexico Diving	7,930	4,830
Latin America	(1,112)	2,476
West Africa	4,083	(4,116)
Middle East	11,921	6,509
Asia Pacific	(3,849)	(7,585)
Over (under) allocated corporate expenses	(472)	437
Consolidated income before taxes	$ 30,132	$ 12,472

12.    Stock-Based Compensation - During first quarters of 2006 and 2005, we had three stock-based compensation plans that provide for the granting of restricted stock, stock options, performance-based shares, performance-based units, or any combination thereof to directors, officers and employees.

Our 1992 Restricted Stock Plan provided for awards of shares of restricted stock to employees approved by a committee of the Board of Directors. Under the plan, 712,000 shares of common stock had been reserved for issuance. Forfeiture restrictions on shares granted under the plan lapse 33-1/3% on the third, fourth, and fifth anniversary date of grant. During the first quarter of 2005, no awards were made under the plan. The plan was terminated in 2005.

The 1998 Equity Incentive Plan permits the granting of both stock options and restricted stock awards to officers and employees approved by a committee of the Board of Directors. The plan also authorizes the Chief Executive Officer to grant stock options and restricted stock awards to non-officer employees. The maximum number of shares of common stock that may be granted as options or restricted stock to any one individual during any calendar year is 10% of the number of shares authorized under the 1998 Plan, and repricing of outstanding options is prohibited without the approval of our shareholders. As of March 31, 2006, 7,500,000 shares of common stock have been reserved for issuance under the plan of which 828,792 were available for grant. Option awards are generally granted with an exercise price equal to the market price of the Company's stock at the date of grant. Options granted under the plan in 2005 and 2006 vest over periods ranging from three to five years and have ten year contractual terms. Forfeiture restrictions on restricted shares granted under the plan in 2006 and 2005 lapse on the third anniversary date of the grant.  Performance-based units granted under the plan, whose vesting is contingent upon meeting various Company-wide performance goals, have forfeiture restrictions which lapse at the end of a three-year performance period. The performance period for the 2005 shares awarded under this plan ends on December 31, 2007. No performance awards were granted under this plan in 2006.

The 2005 Stock Incentive Plan permits the grants of non-qualified stock options, incentive stock options, restricted stock, performance awards, phantom shares, stock appreciation rights, substitute awards, and other stock-based awards ("Awards") to the Company's employees, directors, and consultants and to employees and consultants of its Subsidiaries, provided that incentive stock options may be granted solely to employees. A maximum of 5,500,000 shares of common stock may be delivered pursuant to Awards under the 2005 Stock Incentive Plan, provided that no more than 60% of such shares may be delivered in payment of restricted stock or phantom share awards. As of March 31, 2006, 4,260,500 were available for grant. No awards were granted under this plan in 2005. Options granted under the plan in 2006 vest 33-1/3% per year for three years and have a ten year contractual term. Forfeiture restrictions on restricted shares lapse 100% after three years. Performance-based units granted under the plan, whose vesting is contingent upon meeting various Company-wide performance goals, have forfeiture restrictions which lapse at the end of a three-year performance period. The performance period for the 2006 units awarded under this plan ends on December 31, 2008.

Compensation cost that has been charged against income for the Company's stock-based compensation plans was $2.7 million and $0.7 million for the quarters ended March 31, 2006 and 2005, respectively. No compensation cost was capitalized as a part of inventory or fixed assets. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $1.0 million and $0.3 million for the quarters ended March 31, 2006 and 2005, respectively.

Effective January 1, 2006, we adopted SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS 123R), using the modified prospective transition method. Under this method, we record compensation expense at fair value for all awards granted after the date of adoption for SFAS 123R. In addition, we record compensation expense at fair value (as previous awards continue to vest) for the unvested portion of previously granted stock option awards that were outstanding as of the date of adoption. Compensation for time-based restricted stock and performance-based restricted stock or units is based upon the grant date fair value of the stock or units awarded. We anticipate that the annual impact on our diluted earnings per share will be between $.01 and $.03 per share. The impact on the first quarter of 2006 of implementing SFAS 123R was less than $0.01 per share.

Pro forma information for the first quarter of 2005 is provided to show the effect of amortizing stock-based compensation to expense on a straight-line basis over the vesting period. Had compensation costs been determined as prescribed by SFAS 123R, the net income and earnings per share would have been as follows.

Quarter Ended March 31, 2005
(In thousands except per share amounts)
Net income (loss) as reported	$ 7,496
Add: Recognized stock compensation expense, net of taxes	457
Less: SFAS 123R pro forma stock compensation expense, net of taxes	(1,733)
Pro-forma net income (loss)	$ 6,220

As reported :
Basic	$ 0.07
Diluted	0.07
Pro forma:
Basic	$ 0.06
Diluted	0.05

The following tables summarize the methods used to measure compensation cost for the various types of awards granted under the plans:

Award Type	Method Used to Determine Actual and Pro Forma 2005 Compensation Cost
Stock Options:	Estimated using the Black-Scholes Option Valuation method. (Pro forma)

Time-based Restricted Stock:	Measured using fair value on the grant date. (Actual)

Performance Shares:

Initially measured using fair value and expected achievement levels on the date of grant. Compensation cost is then periodically adjusted to reflect changes in market prices and achievement through the settlement date. (Actual)

 In the first quarter of 2005, the fair value of stock options was estimated using the Black-Scholes option valuation model with the following assumptions:

2005
Expected life in years	6 years
Interest rate	4.54%
Volatility	46.59%
Forfeiture rate	Actual
Expected dividends	-0-

The expected life represents the period of time that options granted are expected to be outstanding. The risk-free rate is based upon the rate for 10 year U.S. Treasury strips. Volatility is based upon the historical volatility of the Company's stock.

Award Type	Method Used to Determine 2006 Compensation Cost
Stock Options:	Estimated using the Black-Scholes Option Valuation method in accordance with SFAS 123R.

Time-based Restricted Stock:	Measured using fair value on the grant date. Forfeitures were assumed to be 1%.

Performance Shares/Units:

Performance shares/units are segregated between those shares which are earned based upon a market condition and those which are earned based upon other criteria. Performance shares/units which are dependent upon a market condition are measured using the fair value at the date of grant and a 100% expected achievement level. The fair value of the market based awards is based upon a Monte Carlo Simulation. Performance shares/units which have no market-based earnings criteria are initially measured using fair value at date of award and expected achievement levels on date of grant. Compensation cost is then periodically adjusted to reflect changes in expected achievement through the settlement date.

In the first quarter of 2006, the fair value of stock options was estimated using the Black-Scholes option valuation model with the following assumptions:

2006
Expected life in years	6 years
Interest rate	4.98%
Volatility	54.82%
Forfeiture rate	25.0%
Expected dividends	-0-

The expected life represents the period of time that options granted are expected to be outstanding. The risk-free rate is based upon the rate for 10 year U.S. Treasury strips. Volatility is based upon the historical volatility of the Company's stock. The forfeiture rate is based upon historical forfeitures of options granted.

The following tables summarize the activity for the first quarter of 2006.

STOCK OPTIONS

		Outstanding Options
		Quarter Ended March 31, 2006
		Weighted	Remaining	Aggregate
		Average	Average	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Life (Years)	(in thousands)
Outstanding at December 31, 2005	4,459,050	$ 10.55
Granted	843,300	12.38
Forfeited or expired	(54,600)	12.13
Exercised	(360,473)	13.50
Outstanding at March 31, 2006	4,887,277	$ 10.63	5.4	$ 20,641
Exercisable at March 31, 2006	3,512,687	$ 10.72	4.2	$ 15,002

The weighted average grant date fair value of options granted during the quarters ended March 31, 2006 and 2005 was $7.04 and $4.43, respectively. The total intrinsic value (i.e., the fair market value of the underlying stock less exercise price) of options exercised during the quarters ended March 31, 2006 and 2005 was $1.9 million and $0.5 million, respectively.

Cash received for options exercised during the quarters ended March 31, 2006 and 2005 was $2.8 million and $1.4 million, respectively.

	Non-Vested Options
	Quarter Ended March 31, 2006
		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2005	782,990	$ 7.88
Vested	(228,000)	9.13
Forfeited or expired	(23,700)	8.62
Granted	843,300	12.38
Outstanding at March 31, 2006	1,374,590	$ 10.42

As of March 31, 2006, there was $4.3 million of total unrecognized compensation cost related to nonvested options. That cost is expected to be recognized over a weighted average period of 4.75 years.

TIME-BASED RESTRICTED STOCK

		Outstanding Shares
		Quarter Ended March 31, 2006
		Weighted	Remaining
		Average	Average	Aggregate
		Grant date	Contractual	Value
	Shares	Fair Value	Life (Years)	(in thousands)
Outstanding at December 31, 2005	846,174	$ 6.75
Granted	202,400	12.40
Forfeited or expired	(9,000)	10.75
Vested and Released to participants	(15,000)	4.80
Outstanding at March 31, 2006	1,024,574	$ 7.86	1.82	$ 8,057

The weighted average grant date fair value of restricted shares granted during the quarter ended March 31, 2005 was $9.20. The total fair value of awards vesting for the quarters ended March 31, 2006 and 2005 was $0.2 million and $0.5 million, respectively.

As of March 31, 2006, there was $5.6 million of total unrecognized compensation cost related to nonvested time-based restricted shares that is expected to be recognized over a weighted-average period of 1.8 years.

PERFORMANCE SHARES

	Outstanding Shares
	Quarter Ended March 31, 2006
		Weighted
		Average	Aggregate
		Grant date	Value
	Shares	Fair Value	(in thousands)
Outstanding at December 31, 2005	796,250	$ 5.40
Granted	--	--
Forfeited or expired	(26,250)	5.09
Outstanding at March 31, 2006	770,000	$ 5.41	$ 4,167

The non-vested and outstanding shares displayed in the above tables assume that shares are issued at the maximum performance level (100%). Shares which are earned based upon a criteria other than a market condition are assumed issued at 75% of the maximum performance level. The aggregate value reflects the impacts of current expectations of achievement and stock price.

No shares were granted during the quarters ended March 31, 2006 and 2005. No shares vested during the quarters ended March 31, 2006 and 2005.

As of March 31, 2006, there was $ 0.4 million of total unrecognized compensation cost related to non-vested performance shares that is expected to be recognized over a weighted-average period of 1.75 years.

PERFORMANCE-BASED UNITS

		Outstanding Units
		Quarter Ended March 31, 2006
		Weighted
		Average	Aggregate
		Grant date	Value
	Shares	Fair Value	(in thousands)
Outstanding at December 31, 2005	--	$ --
Granted	189,000	14.71
Forfeited or expired	(5,425)	14.71
Outstanding at March 31, 2006	183,575	$ 14.71	$ 2,701

The aggregate value reflects the value of performance units given current expectations of performance through the end of the cycle.

The non-vested and outstanding shares displayed in the above tables assume that shares are issued at the maximum performance level (100%). Shares which are earned based upon a criteria other than a market condition are assumed issued at 75% of the maximum performance level. The aggregate value reflects the impacts of current expectations of achievement and stock price.

As of March 31, 2006, there was a total of $2.5 million of compensation cost related to nonvested performance unit awards that is expected to be recognized over a weighted-average period of 2.75 years.

Non-Employee Director Compensation Plan - Each non-employee director must receive $35,000 of his or her annual retainer in the form of a restricted stock award with a one year forfeiture period to be issued under our 1998 Equity Incentive Plan. Each director may elect to receive the remainder of his or her retainer and any meeting fees or other compensation in cash or in the form of a restricted stock award. The number of shares awarded is based upon the closing price of the stock on the date immediately preceding the date the compensation is due. The forfeiture restrictions automatically renew on the earlier of the date of the Annual Shareholders' Meeting or June 1 of each year, unless prior to December 31 of the preceding year, the director elects not to have his restrictions automatically renew. During the quarters ended March 31, 2006 and 2005, no restricted shares were issued to directors under the new compensation policy.

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

In addition, various statements in this Quarterly Report, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect our Company and to take advantage of the "safe harbor" protection for forward-looking statements that applicable federal securities law affords.

Our forward-looking statements speak only as of the date of this Quarterly Report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory, and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•         fluctuations in the prices or demand for oil and gas;

•         the level of offshore drilling activity;

•         operating hazards;

•         industry conditions;

•         foreign exchange and currency fluctuations;

•         changes in laws and regulations;

•         acquisition or divestitures;

•         environmental matters; and

•         the availability of capital resources.

We believe the items we have outlined above are important factors that could cause our actual results to differ materially from the estimates in our financial statements and those expressed in a forward-looking statement made in this report or elsewhere. We have discussed many of these factors in more detail elsewhere in this report. These factors are not necessarily all the important factors that could affect us. Unpredictable or unknown factors we have not discussed in this report could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations. We advise existing and potential security holders that they should be aware that important factors not referred to above could affect the accuracy of our forward-looking statements. For more detailed information regarding risks, see the discussion of risk factors in our Annual Report on Form 10-K for 2005 and Item 1A of this report.

The following discussion presents management's discussion and analysis of our financial condition and results of operations.

Results of Operations

 General

During the first quarter of 2006, our operations management and internal financial reporting were reorganized into five business units: Gulf of Mexico, Latin America, West Africa, Middle East (including India), and Asia Pacific.  Each of these business units includes both offshore construction activities and diving activities for a particular region of the world.  Management has determined that the Gulf of Mexico business unit includes two reportable segments under SFAS 131, Disclosures About Segments of an Enterprise and Related Information, and has presented six segments in the notes to financial statements and in its discussion in this section of the report: Gulf of Mexico OCD, Gulf of Mexico Diving, Latin America, West Africa, Middle East, and Asia Pacific. All amounts for the comparable period in 2005 have been restated to correspond to the new presentation of segments.

Our results of operations are affected by the overall level of activity of the offshore construction industry in the Gulf of Mexico and in the international regions in which we operate. This overall level of offshore construction activity is principally determined by three factors: first, the oil and gas industry's ability to economically justify placing discoveries of oil and gas reserves in production; second, the oil and gas industry's need to clear all structures from the lease once the oil and gas reserves have been depleted; and third, weather events such as major hurricanes. Our results of operations also reflect our ability to win jobs through competitive bidding and manage awarded jobs to successful completion.

Our competition and inherent operating risks vary by area of the world in which we operate and affect individual segment profitability.

Our results of operations in terms of revenues, gross profit, and gross profit as a percentage of revenues ("margins") are principally driven by three factors: (1) our level of offshore construction activity ("activity"), (2) pricing, which can be affected by contract mix, and (3) operating efficiency on any particular construction project ("productivity").

Offshore Construction

The level of our offshore construction activity in any given period has a significant impact on our results of operations. The offshore construction business is capital and personnel intensive; and, as a practical matter, many of our costs, such as depreciation and the wages of skilled workers, are effectively fixed in the short run regardless of whether or not our vessels are being utilized in productive service. In general, as activity increases, a greater proportion of these fixed costs are recovered through operating revenues; and, consequently, gross profit and margins increase. Conversely, as activity decreases, our revenues decline but our costs do not decline proportionally, thereby constricting our gross profit and margins.  Our activity level can be affected by changes in demand due to economic or other conditions in the oil and gas exploration industry, seasonal conditions in certain geographical areas, and/or our ability to win the bidding for available jobs.  Our results of operations depend heavily upon our ability to obtain, in a very competitive environment, a sufficient quantity of offshore construction contracts with sufficient gross profit margins to recover the fixed costs associated with our offshore construction business.

Most of our offshore construction revenues are obtained through international contracts which are generally larger, more complex, and of longer duration than our typical domestic contracts. Most of these international contracts require a significant amount of working capital, are bid on a lump-sum basis, and are secured by a letter of credit or performance bond. Operating cash flows may be negatively impacted during periods of escalating activity due to the substantial amounts of cash required to initiate these projects and the normal delays between cash expenditures by the Company and cash receipts from the customer. Additionally, lump-sum contracts are inherently risky and are subject to many unforeseen circumstances and events that may affect productivity. As productivity decreases, with no offsetting decrease in costs or increases in revenue, contract margins erode compared to our bid margins. As a result, our revenues and margins are subject to a high degree of variability.

Change orders are a significant aspect of any construction business and are particularly significant in the offshore construction business.  A change order is a request to alter the performance of a previously agreed upon construction contract.  Change orders may include changes in specifications or design, method or manner of performance, facilities, equipment, site, or the period for completion of the work.  Change orders are common in our business due to the nature of offshore construction contracts and sometimes add to the degree of project execution difficulty. A change order usually increases the scope of work but may also decrease the scope and consequently, the amount of contract revenue and costs which are recognized. Either the customer or the Company may initiate a change order. At the time of initiation, a change order may be approved or unapproved by either party, priced or unpriced, or defined or undefined regarding detailed scope. Even when the scope of work is defined, the associated increase or decrease in contract revenue will often be governed by contract terms or negotiated later, sometimes after the work is performed. We recognize these change orders as revenue in accordance with accounting principles generally accepted in the United States.

Diving

Most of our diving revenues are the result of short-term work, involve numerous smaller contracts, and are usually based on a day-rate charge. Financial risks associated with these types of contracts are normally limited due to their short-term and non-lump sum nature. Revenues and margins from our diving activities tend to be more consistent than from our offshore construction activities.

Overview

Due to sustained high energy prices, growing expectations for high energy prices in the future, and the occurrence of two major hurricanes in the U.S. Gulf of Mexico in the second half of 2005, demand for our offshore construction services continued to intensify during the first quarter of 2006. Income before taxes increased by $17.7 million to $30.1 million in the first quarter ended March 31, 2006 compared to the first quarter of 2005 primarily due to a $23.8 million increase in gross profit which was partially offset by a $6.0 million increase in selling, general and administrative expenses. The increase in gross profit between comparable periods was primarily due to an increase in our overall level of construction activity. The amount of selling, general, and administrative expenses for the current year's quarter included $0.7 million of additional expense related to the adoption of SFAS 123R, Share-Based Payment.

The following table sets forth, for the periods indicated, our statements of operations expressed as a percentage of revenues.

	Quarter Ended March 31,
	2006	2005

Revenues	100%	100%
Cost of operations.	80.5	82.3
Gross profit	19.5	17.7
Net (gains) on asset disposal	(0.1)	(0.1)
Selling, general and administrative expenses	6.6	7.5
Operating income	13.0	10.3
Other expenses (income)
Interest expense	0.8	1.7
Other	0.0	(0.5)
Income before income taxes	12.2	9.1
Income taxes	4.6	3.6
Net income	7.6	5.5

Quarter Ended March 31, 2006 Compared to Quarter Ended March 31, 2005

	Quarter Ended March 31,
	2006	2005	Percentage Change
	(in thousands)		(Unfavorable)
Revenues	$246,267	$137,256	79%
Cost of operations	198,137	112,959	(75)
Gross profit	48,130	24,297	98
Net (gains) on asset disposal	(291)	(112)	160
Selling, general and administrative expenses	16,286	10,282	(58)
Operating income	32,135	14,127	127
Other expenses (income)
Interest expense	2,036	2,384	15
Other	(33)	(729)	(95)
Income before income taxes	30,132	12,472	142
Income taxes	11,368	4,976	(128)
Net income	$18,764	$7,496	150%

Revenues.  Revenues increased by 79% to $246.3 million for the first quarter of 2006 primarily due to an increase in worldwide construction activity. Worldwide utilization of our major construction vessels increased to 60% in the first quarter of 2006 compared to 47% in the same quarter last year, and total diver days in our Gulf of Mexico Diving segment increased by 59% between comparable quarters. Price increases in our Gulf of Mexico Diving segment also contributed to this increase in revenues. For a detailed discussion of revenues and income before taxes for each geographical area, see "Segment Information" below.

 Depreciation and Amortization.  The amount of depreciation and amortization expense, including the amortization of dry-docking costs, included in our cost of operations for the quarter ended March 31, 2006 was $11.6 million compared to the $10.9 million included in the quarter ended March 31, 2005. The increase is due primarily to higher utilization of our major construction vessels, which are depreciated on a units of production basis.

Gross Profit.  Gross profit increased by $23.8 million primarily due to the increase in revenues described above. As a percentage of revenues, gross profit increased to 19.5% in the first quarter of 2006 from 17.7% in the first quarter of 2005. The beneficial effects of increased activity and improved pricing on gross profit margins were partially offset by cost increases in certain segments, especially costs related to the retention of skilled workers during this period of high demand and repairs and maintenance expenses.

Net Gains on Asset Disposal.  Net gains on asset disposal were $0.3 million in the first quarter of 2006 as compared to $0.1 million in the first quarter of 2005.  There were no significant dispositions of assets in either of the comparable quarters.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $6.0 million to $16.3 million in the first quarter of 2006 primarily due to increases in expenses related to stock-based compensation, administrative labor, and professional fees related to auditing.  Stock-based compensation increased as a result of (1) the issuance of restricted stock, options, and performance units, (2) the effect of assumptions of good performance on the amount of expense recognized with respect to performance units, and (3) the initiation of expense recognition with respect to employee stock options as a result of our adoption of SFAS 123R on January 1, 2006. Administrative labor increased due to an accumulation of small increases in administrative labor costs in our operating segments, corporate administration, and expenses related to the retention and hiring of personnel.

Interest Expense.  Interest expense was $2.0 million for the quarter ended March 31, 2006 compared to $2.4 million for the quarter ended March 31, 2005. Interest expense was relatively constant because there was no significant change in our debt level between comparable quarters.

Other Expense/Income.  Other income declined $0.7 million between comparable quarters primarily due to increased foreign exchange losses which were partially offset by an increase in interest income.

Net Income.  Our net income increased 150% to $18.8 million in the first quarter of 2006, primarily due to an increase in gross profit which was partially offset by an increase in selling, general and administrative expenses as discussed above. Our effective tax rate for the quarter ended March 31, 2006 was 38% as compared to 40% for the same period last year. The effective tax rates for both comparable quarters were in excess of 35% primarily due to low earnings and/or losses in certain foreign jurisdictions which are taxed on a deemed profits (i.e., percentage of revenue) basis and/or net operating losses in certain foreign jurisdictions where we did not record a tax benefit. For the three months ended March 31, 2005, on a pro forma basis giving effect to the adoption of SFAS 123R, our net income would have been $1.3 million less than reported for the period. For the year ending December 31, 2006, we do not anticipate that the adoption of SFAS 123R will have a material impact on our results of operations. For a detailed discussion of the impact of adopting SFAS 123R on our financial statements, please read Note 12 to the Notes to Condensed Consolidated Financial Statements contained elsewhere in this Quarterly Report.

Segment Information.

The following sections discuss the results of operations for each of our reportable segments during the quarter ended March 31, 2006.

Gulf of Mexico Offshore Construction Division

Revenues increased 157% to $60.0 million for the quarter ended March 31, 2006 primarily due to a substantial increase in activity. Demand for the services provided by our Gulf of Mexico OCD segment increased between comparable quarters due to high energy prices and the effects of Hurricanes Katrina and Rita. Several vessels which had been temporarily relocated to other segments returned to the Gulf of Mexico between comparable quarters. Six barges achieved 73% utilization in the quarter ended March 31, 2006 compared to three barges achieving 61% utilization in the same period last year. During the first quarter of 2006, the G/P 37 was returned to service after refurbishment following an extended period of idleness, and the Pipeliner 5 was removed from service due to regulatory docking requirements. Income before taxes increased by $1.7 million to $11.6 million. The beneficial effect of the increase in revenues described above was partially offset by (1) an increase in the amount of intercompany Gulf of Mexico Diving segment services billed to projects by our Gulf of Mexico OCD segment with no markup, (2) productivity issues on one deepwater pipeline construction project, (3) increased costs related to the return of vessels which had been temporarily relocated to other segments during the prior year quarter, (4) increased costs related to the retention and hiring of skilled workers, (5) increased overhead costs, especially tugs for barges, due to high demand, and (6) an increase in the proportion of corporate expenses allocated to this segment. A comparison of bidding activity between comparable quarters was not meaningful for this segment due to a high level of hurricane repair work which was being contracted on a day-rate basis.

 Gulf of Mexico Diving

Revenues increased by 118% to $29.5 million in the first quarter of 2006 primarily due to an increase in activity and improved pricing. Demand for the services of this segment increased between comparable quarters due to high energy prices and the effects of Hurricanes Katrina and Rita. Total diver days increased by 59% between comparable quarters, but the proportion of high margin saturation diving services declined slightly. Billing rates increased by approximately 15% between comparable quarters. Income before taxes increased by $3.1 million to $7.9 million in the first quarter of 2006, primarily due to the increase in the overall level of activity. Profit margins declined between comparable quarters. The beneficial effect of improved pricing on profit margins was more than offset by (1) higher direct labor costs due to wage increases required to retain skilled divers and supervisors in a period of strong demand, (2) increased use of higher cost contract divers, other contract labor, and outside services due to a shortage of qualified personnel, and (3) higher repair and maintenance expenses.

Latin America

Revenues declined by 5% between comparable quarters to $62.5 million in the first quarter of 2006 primarily due to a decrease in the activity of our major construction vessels in the region partially offset by an increase in subcontracted services and work performed by a chartered-in vessel. One major project commenced during the current year's quarter compared to five significant projects which were in progress in the prior year's quarter. Three major construction vessels achieved 53% utilization in the first quarter of 2006 compared to five major construction vessels achieving 75% utilization in the same period last year. Income before taxes declined $3.6 million between comparable quarters to a loss before taxes of $1.1 million in the first quarter of 2006. Project level margins improved slightly as a modest margin on the one ongoing project in the current year's first quarter was supplemented by the favorable resolution of claims and change orders on several substantially completed projects. Project level margins in the current year's first quarter were negatively impacted by a decline in amount of diving work performed by Company divers. Total diver days declined by 59% between comparable quarters and the proportion of high margin saturation diving services declined to 27% from 56% in the prior year's quarter. This decrease in diving activity was caused by a decrease in overall construction activity and a shortage of qualified personnel which necessitated the use of a contract diving service for a substantial portion of the diving work performed in the current year's quarter. Gross margins declined slightly between comparable quarters due to lower recoveries resulting from lower utilization of our major construction vessels, increased indirect labor costs, and increased costs related to the relocation of saturation diving systems between vessels. Both bidding activity and the dollar volume of bidding activity in this region declined between comparable periods.

             West Africa

Revenues increased by $29.6 million to $33.1 million in the first quarter of 2006 primarily due to an increase in activity between comparable quarters. Five significant projects were in progress during the current year's first quarter compared to only one significant project in progress in the prior year's first quarter. Two major construction vessels achieved 49% utilization in the first quarter of 2006 compared to three major construction vessels achieving 4% utilization in the same quarter last year. Income before taxes increased by $8.2 million to income of $4.1 million in the first quarter of 2006 compared to a loss of $4.1 million in the first quarter of 2005 primarily due to the beneficial effects of increased activity on gross profit and margins which was partially offset by higher repairs and maintenance expense and support vessel costs. Results for the prior year's first quarter were negatively impacted by a lack of substantial activity in the region. Both bidding activity and the dollar volume of bidding activity in this region increased between comparable periods.

             Middle East

Revenues increased by 190% to $72.3 million in the first quarter of 2006 primarily due to an increase in activity between comparable quarters. One large multi-year project was in progress during the current year's quarter compared to one smaller but significant project in the prior year's quarter. Three major construction vessels were temporarily mobilized to the Middle East from our Asia Pacific segment to facilitate work performed during the first quarter of 2006. The number of major construction vessel days worked in our Middle East segment increased by 158% between comparable quarters. Income before taxes increased by $5.4 million to $11.9 million for the first quarter of 2006 primarily due to the increase in activity. Project level profit margins declined slightly between comparable quarters, and gross profit margins declined somewhat further due to reduced recoveries resulting from the use of Asia Pacific major construction vessels in the current year's first quarter. Both bidding activity and the dollar volume of bidding activity declined between comparable quarters.

             Asia Pacific

Revenues declined by 48% to $5.3 million in the first quarter of 2006 primarily due to a decline in activity between comparable quarters. There was no utilization of major construction vessels in this region during the first quarter of 2006 as three major construction vessels were temporarily mobilized to the Middle East segment and the Hercules spent the entire quarter undergoing scheduled repairs and upgrades. Substantially all of the revenue recorded during the first quarter of 2006 was related to one project which was ongoing during the quarter. Loss before taxes decreased by $3.7 million primarily due to the transfer of vessel costs to the Middle East segment. Bidding activity was constant but the dollar volume of bidding activity increased between comparable quarters.

 Liquidity and Capital Resources

 Overview

The principal uses of cash in our business generally have been investment in our assets (particularly for the enhancement and acquisition of vessels) and funding working capital and losses from operations, and repayment of debt. Cash to fund the needs of our business has been provided primarily by operations, debt financing, asset sales, and equity issuances.

We expect activity levels to increase over the next twelve months. Our backlog increased to $689.9 million at March 31, 2006 from $576.1 million at December 31, 2005. In April 2006, we were awarded an additional major project in Mexico which has an estimated value of $130.0 million. This increase in activity will require increases in working capital. We expect that our cash balances and credit facility will provide adequate funding for this anticipated increase in working capital to the extent it occurs in advance of increases in our cash flows from operations. In addition, the judgment against us in the Groupe GTM (now Vinci) litigation may require a substantial cash payment pending our appeal of the judgment. Capital expenditures for the remainder of 2006 are currently expected to be between $25 million and $30 million.

Cash Flow

Our cash balance decreased by $14.3 million to $114.3 million at March 31, 2006 from $128.6 million at December 31, 2005. Net cash used by our operating activities during the quarters ended March 31, 2006 and 2005 was $2.1 million and $43.3 million, respectively. Cash flows from operations during the current year's first quarter were negatively impacted by expenditures related to the initiation and/or escalation of activities with respect to several substantial international projects. We expect that the adverse effects associated with these expenditures will be temporary in nature and reverse when cash associated with these projects is collected from customers. Working capital increased by $14.4 million during the first quarter of 2006 to $246.4 million at March 31, 2006. We expect that working capital will continue to increase as activity increases. Approximately 81% of our $689.9 million backlog at March 31, 2006 is expected to be performed during 2006.

Investing activities resulted in a $13.2 million net use of cash. Proceeds from the sale of assets supplemented by cash on hand, funded capital expenditures of $13.1 million. We estimate that the cost to complete capital expenditure projects in progress at March 31, 2006 will be approximately $11.6 million. These capital expenditures are primarily related to vessel, diving systems, and equipment upgrades.

As of March 31, 2006, we had purchased 3.7 million shares of our common stock since the inception of our $30.0 million stock repurchase program at a total cost of $24.1 million. We did not repurchase any shares in the first quarter of 2006. Our credit facility described below limits stock repurchases.

Long-Term Debt

Long-Term debt outstanding at March 31, 2006 (including current maturities) includes $75.2 million of Title XI bonds and no amounts drawn against our revolving credit facility.

Our outstanding Title XI bonds mature in 2025. The bonds carry an interest rate of 7.71% per annum and require aggregate semi-annual payments of $2.0 million, plus interest. The agreement pursuant to which the Title XI bonds were issued contains certain covenants, including the maintenance of minimum working capital and net worth requirements. If these covenants are not met, additional covenants become applicable that restrict our operations and our ability to pay cash dividends. At March 31, 2006, we were in compliance with the covenants under our Title XI bonds.

We maintain our $85.0 million revolving credit facility that matures in March 2008. Our credit facility includes financial and other covenants, including requirements of minimum net worth, maximum leverage ratio, and a minimum fixed charge coverable ratio. The interest rate spreads can range from 0.75% to 1.75% and 1.75% to 2.75% for prime rate and LIBOR, respectively, based upon borrowings and certain of our financial ratios. There were no amendments to our revolving credit facility during the first quarter of 2006. At March 31, 2006, we were in compliance with all covenants associated with this credit facility and had no borrowings, $68.5 million in letters of credit outstanding, and $16.5 million of credit availability under the credit facility.

Other Indebtedness and Obligations

We also have a $16.0 million short-term credit facility at one of our foreign locations which is secured by a letter of credit. Additionally, in the normal course of business, we provide guarantees and performance, bid, and payment bonds pursuant to agreements or in connection with bidding to obtain such agreements to perform construction services. All of these guarantees are secured by parent company guarantees. The aggregate amount of these guarantees and bonds at March 31, 2006 was $87.3 million in surety bonds and $68.5 million in bank guarantees/letters of credit. The surety bonds and bank guarantees/letters of credit were due to expire between April 2006 and March 2008 and between April 2006 and December 2009, respectively.

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

In December of 2005, we entered into a long-term charter for a newly built dive support vessel to be delivered in June 2006. This charter, which includes a five-year fixed term and a one-year option, requires monthly payments denominated in Norwegian kroners at an annual rate of approximately 63.1 million kroners (or $9.6 million as of March 31, 2006). During the first quarter of 2006, we entered into a forward currency agreement which will allow the Company to fulfill its Norwegian kroner obligations during the fixed term of the charter at predetermined exchange rates. Under the terms of the forward currency agreement, the Company's required U.S. dollar payments will gradually increase from approximately $9.6 million during the first year of the charter to $10.1 million during the last year of the fixed term of the charter.

During the first quarter of 2006, we entered into a long-term charter for a second newly built dive support vessel to be delivered in September 2006. This charter, which includes a three-year fixed term and a one-year option, requires monthly payments denominated in Norwegian kroners at an annual rate of approximately 78.5 million kroners (or $11.9 million as of March 31, 2006). During the second quarter of 2006, we entered into a forward exchange contract which will allow the Company to fulfill its Norwegian kroner obligations for the first fourteen months of the three-year commitment under the charter at predetermined exchange rates.  Under the terms of the forward exchange contract, the aggregate amount of the Company's required U.S. dollar payments for the first fourteen months of the charter will be approximately $14.9 million.

Liquidity Outlook

We expect funds available under our credit facility, available cash, and cash generated from operations to be sufficient to fund our operations (including the anticipated increase in working capital required to fund increasing activity levels), scheduled debt retirement, planned capital expenditures for the next twelve months, as well as any required payments related to the Vinci (Groupe GTM) judgment.  In addition, as we have in the recent past, we will also continue to evaluate the divesture of assets which are no longer critical to our operations in order to reduce our operating costs and debt levels.

Over the longer term, we expect cash from operations, supplemented by equity financings and proceeds from long-term debt, to provide sufficient funds to operate and expand our business and maintain our fleet.  For flexibility, we maintain a shelf registration statement that as of May 5, 2006 permits the issuance of up to $365.8 million of debt and equity securities.  In addition, as we have historically done, we will continue to evaluate the merits of any opportunities that may arise for acquisitions of equipment or businesses, which may require additional liquidity.

Industry and Business Outlook

We expect worldwide activity to continue to increase during the next twelve months. Persistently high oil prices and the effects of two major hurricanes in the U.S. Gulf of Mexico have increased demand for our offshore construction and diving services. At the present time, it appears that our assets in the U.S. Gulf of Mexico will be highly utilized during 2006 as massive hurricane damage and historically high energy prices drive demand for our services in this region. Due to an increasing proportion of hurricane repair work contracted on a day-rate basis, our domestic backlog and bidding activity levels are not indicative of the level of demand for our services in the U.S. Gulf of Mexico. Due to persistently high energy prices, demand for our services in international regions has increased as well. As of March 31, 2006, our backlog in international regions was $661.7 million.

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

Critical Accounting Policies and Estimates

For a discussion of critical accounting policies and estimates, see Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2005, which discussion is incorporated herein by reference.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk.

We use natural hedging techniques to hedge against foreign currency exchange losses by contracting, to the extent possible, international construction jobs to be payable in U.S. dollars. We also, to the extent possible, maintain cash balances at foreign locations in U.S. dollar accounts. We do not believe that a change in currency rates in the regions in which we operate would have a significant effect on our results of operations. Additional quantitative and qualitative disclosures about market risk are in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2005.

During the fourth quarter of 2005, we entered into a five-year charter for a newly built dive support vessel to be delivered for service in June 2006. Under the terms of the charter, we will be required to make monthly payments denominated in Norwegian kroners at an annual rate of approximately 63.1 million kroners (or $9.6 million as of March 31, 2006). During the first quarter of 2006, we entered into a forward exchange contract which effectively fixes the exchange rate for our commitments under this long-term charter. Under the terms of the forward currency agreement, the Company's required U.S. dollar payments will gradually increase from approximately $9.6 million during the first year of the charter to $10.1 million during the last year of the fixed term of the charter.

During the first quarter of 2006, we entered into a long-term charter for a newly built dive support vessel to be delivered in September 2006. This charter, which includes a three-year fixed term and a one-year option, requires monthly payments denominated in Norwegian kroners at an annual rate of approximately 78.5 million kroners (or $11.9 million as of March 31, 2006). During the second quarter of 2006, we entered into a forward exchange contract which effectively fixes our exchange rate for the first fourteen months of our three-year commitment under this long-term charter. Under the terms of the forward exchange contract, the aggregate amount of the Company's required U.S. dollar payments for the first fourteen months of the charter will be approximately $14.9 million. As of May 10, 2006, the Company was exposed to the risk of changes in the Norwegian kroner/U.S. dollar exchange rate with respect to the 143.9 million kroner (or $21.8 million as of March 31, 2006) commitment associated with the remaining 22-month, unhedged portion of this charter. A 10% appreciation in the value of the Norwegian kroner relative to the U.S. dollar would increase the aggregate amount of charter expense recognized during the unhedged portion of this charter by approximately $2.2 million.

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

PART II - OTHER INFORMATION

Item 1.            Legal Proceedings.

In November 1999, we notified Groupe GTM (now Vinci), that as a result of material adverse changes and other breaches by Vinci, we were no longer bound by and were terminating the Share Purchase Agreement to purchase the shares of ETPM S.A. Vinci responded stating that they believed we were in breach. The Share Purchase Agreement provided for liquidated damages of $25.0 million to be paid by a party that failed to consummate the transaction under certain circumstances. We notified Vinci that we did not believe that the liquidated damages provision was applicable to our termination of the Share Purchase Agreement. On December 23, 1999, we filed suit against Vinci in Tribunal de Commerce de Paris to recover damages. On June 21, 2000, Vinci filed an answer and counterclaim against us seeking the liquidated damages of $25.0 million and other damages, costs and expenses of approximately $3.2 million based on then current exchange rates. In November 2003, the Tribunal de Commerce de Paris ruled in favor of Vinci in the matter and awarded Vinci $25.0 million plus approximately $8.5 million in interest, exchange rate differential and legal fees. As a result, although we have not yet paid the judgment, we recorded a $33.5 million (pre-tax) provision in the fourth quarter of 2003. We appealed this verdict in the Cour d'appel de Paris. On April 12, 2004 the Cour d'appel de Paris heard the case before three appellate judges.  A decision was rendered in May 2005 by the Cour d'appel de Paris upholding the lower court decision. Vinci has filed an enforcement action in the United States District Court for the Eastern District of Louisiana (civil action number 05-3251). The Company intends to defend this action by Vinci, however, the Company may be required to pay the judgment in the near future. We have also filed an appeal in the French Supreme Court on additional costs associated with the exchange rate differential. Our balance sheet at March 31, 2006 includes a $35.7 million liability representing the judgment and associated legal fees, interest, and exchange rate differentials. Although the provision for the judgment had a significant impact on our reported results for 2003, we do not believe that the ultimate outcome of this matter will have a material adverse effect on our future results of operations or business.

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

Item 1A.          Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should consider carefully the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

 Item 6.            Exhibits.

*	15.1 -	Letter regarding unaudited interim financial information.
*	31.1 -	Section 302 Certification of CEO, William J. Doré
*	31.2 -	Section 302 Certification of CFO, Peter S. Atkinson
*	32.1 -	Section 906 Certification of CEO, William J. Doré
*	32.2 -	Section 906 Certification of CFO, Peter S. Atkinson

*	Included with this filing

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

GLOBAL INDUSTRIES, LTD.

By:/S/ PETER S. ATKINSON
Peter S. Atkinson
President and Chief Financial Officer
(Principal Financial and Accounting Officer)

May 10, 2006