Form 10-Q
period 2006-06-30
GLOBAL INDUSTRIES LTD
filed 2006-08-09
CIK 895663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-21086
Global Industries, Ltd.
(Exact name of registrant as specified in its charter)

Louisiana (State or other jurisdiction of incorporation or organization)	72-1212563 (I.R.S. Employer Identification No.)

8000 Global Drive Carlyss, Louisiana (Address of principal executive offices)	70665 (Zip Code)
(337) 583-5000
(Registrant’s telephone number, including area code)
None
(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ YES ☐ NO
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☑ NO
APPLICABLE ONLY TO CORPORATE ISSUERS:
     The number of shares of the Registrant’s Common Stock outstanding, as of August 4, 2006 was 115,974,172.

Global Industries, Ltd.
Index — Form 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of    Global Industries, Ltd.:
We have reviewed the accompanying Condensed Consolidated Balance Sheet of Global Industries, Ltd. and subsidiaries (the “Company”) as of June 30, 2006, and the related Condensed Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 2006 and 2005 and of Cash Flows for the six-month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheet of Global Industries, Ltd. and subsidiaries as of December 31, 2005, and the related Consolidated Statements of Operations, Shareholders’ Equity, and Cash Flows for the year then ended (not presented herein); and in our report dated March 14, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.
DELOITTE & TOUCHE LLP
August 7, 2006
Houston, Texas

GLOBAL INDUSTRIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Results of Operations
Revenues	$367,631	$209,359	$613,898	$346,615
Cost of operations	266,494	171,825	464,631	284,784

Gross profit	101,137	37,534	149,267	61,831
Loss on asset impairments	4,485	—	4,485	—
Reduction in litigation provision	(13,699)	—	(13,699)	—
Net (gain) on asset disposal	(216)	(2,503)	(507)	(2,615)
Selling, general and administrative expenses	14,710	14,393	30,996	24,675

Operating income	95,857	25,644	127,992	39,771

Other expense:
Interest expense	2,460	2,480	4,496	4,864
Other (income)	(1,060)	(817)	(1,093)	(1,546)

Income before taxes	94,457	23,981	124,589	36,453
Income taxes	32,074	11,628	43,442	16,604

Net income	$62,383	$12,353	$81,147	$19,849

Earnings Per Common Share
Basic	$0.54	$0.11	$0.70	$0.18
Diluted	$0.53	$0.11	$0.69	$0.17

Weighted Average Common Shares Outstanding
Basic	115,650	112,512	115,181	112,557
Diluted	117,478	115,346	116,915	114,911
See Notes to Condensed Consolidated Financial Statements.

GLOBAL INDUSTRIES, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Current Assets
Cash	$143,298	$127,138
Restricted cash	10,162	1,477
Accounts receivable — net of allowance of $8,793 for 2006 and $7,757 for 2005	238,291	181,433
Unbilled work on uncompleted contracts	127,131	76,291
Contract costs incurred not yet recognized	53,544	34,076
Deferred income taxes	—	14,158
Prepaid expenses and other	31,495	34,448

Total current assets	603,921	469,021

Property and Equipment, net	333,551	330,402

Other Assets
Deferred charges, net	25,400	19,125
Goodwill, net	37,388	37,388
Other	3,285	1,378

Total other assets	66,073	57,891

Total	$1,003,545	$857,314

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$3,960	$3,960
Accounts payable	168,002	119,000
Employee-related liabilities	18,011	16,170
Income taxes payable	48,512	25,726
Accrued interest	2,143	2,249
Advance billings on uncompleted contracts	10,343	21,308
Litigation liability provision	22,050	34,911
Other accrued liabilities	13,258	13,647

Total current liabilities	286,279	236,971

Long-Term Debt	71,280	73,260

Deferred Income Taxes	52,583	49,491

Other Liabilities	735	787

Commitments and Contingencies	—	—

Shareholders’ Equity
Common stock issued, 115,993 and 114,344 shares, respectively	1,160	1,144
Additional paid-in capital	363,382	350,550
Accumulated other comprehensive loss	(7,110)	(8,978)
Retained earnings	235,236	154,089

Total shareholders’ equity	592,668	496,805

Total	$1,003,545	$857,314

See Notes to Condensed Consolidated Financial Statements.

GLOBAL INDUSTRIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Cash Flows From Operating Activities
Net income	$81,147	$19,849
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,946	24,720
Stock-based compensation expense	4,708	1,332
Provision for doubtful accounts	7,601	1,056
Gain on sale or disposal of property and equipment	(507)	(615)
Loss on asset impairments	4,485	—
Reduction in litigation provision	(13,699)	—
Deferred income taxes	17,250	12,310
Latin America tax penalties and fees	—	2,500
Changes in operating assets and liabilities
Receivables, unbilled work, and contract costs	(134,767)	(125,622)
Prepaid expenses and other	1,046	(6,186)
Accounts payable, employee-related liabilities and other accrued liabilities	65,802	46,255
Deferred dry-dock costs incurred	(11,967)	(7,276)

Net cash provided by (used in) operating activities	48,045	(31,677)

Cash Flows From Investing Activities
Proceeds from sale of assets	509	1,329
Additions to property and equipment	(28,373)	(11,012)
Additions to restricted cash	(8,685)	(1,000)

Net cash (used in) investing activities	(36,549)	(10,683)

Cash Flows From Financing Activities
Proceeds from sale of common stock, net	7,161	2,345
Additions to deferred charges	(517)	(674)
Repayment of long-term debt	(1,980)	(1,980)

Net cash provided by (used in) financing activities	4,664	(309)

Cash
Increase (decrease)	16,160	(42,669)
Beginning of period	127,138	143,161

End of period	$143,298	$100,492

See Notes to Condensed Consolidated Financial Statements.

Global Industries, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1.	Basis of Presentation — The accompanying unaudited Condensed Consolidated financial statements include the accounts of Global Industries, Ltd. and its subsidiaries (the “Company,” “we,” “us,” or “our”).
In the opinion of management of the Company, all adjustments (such adjustments consisting only of a normal and recurring nature) necessary for a fair presentation of the operating results for the interim periods presented have been included in the unaudited condensed consolidated financial statements. Operating results for the periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005. Certain reclassifications have been made to the prior period financial statements in order to conform to the classifications adopted for reporting in 2006.
2.	Recent Accounting Pronouncements — In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. Consistent with the requirements of FIN 48, we will adopt this new standard on January 1, 2007. We are currently evaluating the provisions of FIN 48 and have not yet determined the impact, if any, on our consolidated financial statements.

3.	Contracts in Progress and Revenue Recognition — Revenues from construction contracts, which are generally recognized on the percentage-of-completion method, are measured by relating the actual cost of work performed to date to the current estimated total cost of the respective contract (the cost-to-cost method). Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect vessel costs (including depreciation and amortization), labor, supplies, and repairs. Certain costs may be excluded from the cost-to-cost method of measuring progress, such as significant costs for materials and major third-party subcontractors, if it appears that such exclusion would result in a more meaningful measurement of actual contract progress and resulting periodic allocation of income. Provisions for estimated losses, if any, on uncompleted contracts are made in the period in which such losses are determined. Selling, general and administrative costs are charged to expense as incurred. We also provide services on a day-rate basis to many of our customers. Revenues for day-rate services are recognized as the services are rendered and when collectability is reasonably assured.

4.	Receivables — Our receivables are presented in the following balance sheet accounts: (1) accounts receivable, (2) unbilled work on uncompleted contracts, and (3) contract costs incurred not yet recognized. Accounts receivable are stated at net realizable value, and the allowances for uncollectible accounts were $8.8 million and $7.8 million at June 30, 2006 and December 31, 2005, respectively. The balance of accounts receivable primarily consists of work which has been billed to customers. The balance of unbilled work on uncompleted contracts includes (a) amounts that have not yet been billed to customers pursuant to contractually specified milestone billing requirements, (b) unbilled retainage, and (c) revenue accruals.

Unbilled retainage at June 30, 2006 was $6.8 million and is expected to be billed and collected in 2006. Unbilled retainage at December 31, 2005 was $2.6 million. Contract costs incurred not yet recognized represents those contract costs which have been incurred but excluded from our percentage of completion computation under the cost-to-cost method in order to provide a more meaningful measurement of actual contract progress.
The balances of accounts receivable and unbilled work on uncompleted contracts may include amounts related to claims and unapproved change orders. We include claims and unapproved change orders in contract revenues to the extent of costs incurred when (1) the contract or other evidence provides a legal basis for the claim, (2) additional costs are not the result of deficiencies in our performance, (3) costs are identifiable, and (4) evidence supporting the claim is objective and verifiable. The basis for our recorded unapproved change orders and claims was formed after we engaged in an extensive contract review, a review of the supporting evidence and, generally, obtained a legal opinion from either internal or external legal counsel. Additionally, we believe that we have objective, verifiable evidence to support these claims. That evidence consists of explicit contractual terms and/or written legal opinions. The claims and unapproved change orders included in receivables amounted to $40.4 million at June 30, 2006 and $37.2 million at December 31, 2005.
Costs and Estimated Earnings on Uncompleted Contracts

	June 30,	December 31,
	2006	2005
	(In thousands)
Costs incurred on uncompleted contracts	$444,364	$567,266
Estimated (losses) earnings	88,009	62,038

Costs and estimated earnings on uncompleted contracts	532,373	629,304
Less: Billings to date	473,546	608,272

	58,827	21,032
Plus: Accrued revenue	57,961	33,951

	$116,788	$54,983

Included in accompanying balance sheets under the following captions:
Unbilled work on uncompleted contracts	$127,131	$76,291
Advance billings on uncompleted contracts	(10,343)	(21,308)

	$116,788	$54,983

5.	Restricted Cash — At June 30, 2006, the balance of restricted cash was comprised of restricted cash deposits related to forward currency agreements, foreign customs guarantees, and foreign currency exchange arrangements. We expect that restrictions with respect to $9.1 million of the June 30, 2006 restricted cash balance related to forward currency agreements and foreign customs guarantees will be cleared during the third quarter of 2006. Restrictions with respect to the remaining balance will remain until the associated foreign currency arrangement expires.

6.	Property and Equipment — Property and equipment are stated at cost less accumulated depreciation. Expenditures for property and equipment and items that substantially increase the useful lives of existing assets are capitalized at cost and depreciated. Routine expenditures for repairs and maintenance are expensed as incurred. Except for major construction vessels that are depreciated on the units-of-production (UOP) method over estimated vessel operating days, depreciation is provided utilizing the straight-line method over the estimated useful lives of the assets. The UOP method is based on vessel utilization days and more closely correlates depreciation expense to vessel revenue. In addition, the UOP method provides for a minimum depreciation floor in periods with nominal vessel use. If we applied only a straight-line depreciation method, less depreciation expense would be recorded in periods of high vessel utilization and revenues, and more depreciation expense would be recorded in periods of low vessel utilization and revenues.
7.	Goodwill — Goodwill represents the excess cost over the fair value of net assets acquired and is tested on an annual basis or when circumstances indicate that impairment may exist. The carrying amount of goodwill as of June 30, 2006 and December 31, 2005 was approximately $37.4 million and is primarily attributable to our Latin America segment.

8.	Loss on Asset Impairments — Due to a deterioration in forecasted cash flows and/or expected useful life with respect to certain of our marine assets in the second quarter of 2006, we tested those assets for impairment during the quarter. Our analysis included (1) cost estimates for refurbishment, upgrades, and regulatory compliance, (2) cash flow projections for potential future work, and (3) an evaluation of the potential for vessel sales to others. Each asset was analyzed and valued using third party assessments and probability weighted undiscounted cash flow analysis, taking into account any costs related to the disposal of the asset. As a result of this analysis, we recorded a pre-tax non-cash impairment charge of $4.5 million related to certain of our marine assets. The segment, assets, and amounts associated with the loss are listed below.

Segment	Description of Asset	Amount
		(In thousands)
Gulf of Mexico OCD	Pipeliner 5	$757
Gulf of Mexico OCD	GP 35	2
Latin America	1 DSV	450
Middle East	Navajo	3,276

Total		$4,485

9.	Income Taxes — Our effective tax rate was 35% and 46% for the six months ended June 30, 2006 and 2005, respectively. Our effective tax rate for 2006 was negatively impacted by a $1.7 million increase in income tax reserves. Our effective tax rate for 2005 was substantially higher than our 35% U.S. Federal statutory rate primarily due to taxes in certain foreign jurisdictions that were levied on a deemed profits (i.e., percentage of revenue) basis, net operating losses in certain foreign jurisdictions where we did not record a tax benefit, and permanent book to tax differences.

10.	Financing Arrangements — On June 30, 2006, we entered into the Third Amended and Restated Credit Agreement (the “Credit Agreement”). As compared to the credit facility which it replaced, the Credit Agreement increased our overall borrowing capacity, reduced the interest rate premiums (“spreads”) to be paid on our borrowings, reduced fee rates for letters of credit, increased the number of subsidiaries allowed to borrow under the facility, extended the term of the facility, and reduced the scope of certain covenants applicable under the agreement. The Credit Agreement, which is a $130 million revolving credit facility with optional provisions for expansion to $150 million, replaces the previous $85 million credit facility that would have matured in March 2008. The Credit Agreement matures on June 30, 2011.

The entire facility is available for the issuance of letters of credit and direct cash advances. The Credit Agreement permits borrowings based on a floating spread over prime rate or London Interbank Offered Rate (“LIBOR”). The spreads can range from 0% to 1.75% and 0.75% to 2.75% for prime rate and LIBOR-based borrowings, respectively, based upon certain of our financial ratios. Common stock of our subsidiaries, certain real estate, and the majority of our vessels collateralize the loans under the Credit Agreement. The Credit Agreement is subject to certain covenants including a requirement to maintain a minimum level of net worth and compliance with fixed charge coverage and leverage ratios. In consideration for the Credit Agreement, we paid a $406,000 fee. At June 30, 2006, we were in compliance with all of the covenants associated with our revolving credit facility and had no borrowings, $69.2 million of letters of credit outstanding, and $60.8 million of credit availability under the Credit Agreement.
Our Title XI bonds mature in 2025. The bonds carry an interest rate of 7.71% per annum and require semi-annual payments of $2.0 million, plus interest. The agreement pursuant to which the Title XI bonds were issued contains certain covenants, including the maintenance of minimum working capital and net worth requirements. If not met, additional covenants become applicable that would restrict our operations and our ability to pay cash dividends. At June 30, 2006, we were in compliance with these covenants.
We also have a $16.0 million short-term credit facility at one of our foreign locations that is secured by a letter of credit issued under our primary credit facility.
11.	Commitments and Contingencies — We are a party to legal proceedings and potential claims arising in the ordinary course of business. Management does not believe these matters will materially affect our consolidated financial statements in future periods.
In November 1999, we notified Groupe GTM (now Vinci), that as a result of material adverse changes and other breaches by Vinci, we were no longer bound by and were terminating the Share Purchase Agreement to purchase the shares of ETPM S.A. Vinci responded stating that they believed we were in breach. The Share Purchase Agreement provided for liquidated damages of $25.0 million to be paid by a party that failed to consummate the transaction under certain circumstances. We notified Vinci that we did not believe that the liquidated damages provision was applicable to our termination of the Share Purchase Agreement. On December 23, 1999, we filed suit against Vinci in the Tribunal de Commerce de Paris to recover damages. On June 21, 2000, Vinci filed an answer and counterclaim against us seeking the liquidated damages of $25.0 million and other damages, costs and expenses of approximately $3.2 million based on then current exchange rates. In November 2003, the Tribunal de Commerce de Paris ruled in favor of Vinci in the matter and awarded Vinci $25.0 million plus approximately $8.5 million in interest, exchange rate differential, and legal fees. As a result, although we had not yet paid the judgment, we recorded a $33.5 million (pre-tax) provision in the fourth quarter of 2003. We appealed this verdict in the Cour d’appel de Paris. On April 12, 2004 the Cour d’appel de Paris heard the case before three appellate judges. A decision was rendered in May 2005 by the Cour d’appel de Paris upholding the lower court decision. Vinci filed an enforcement action in the United States District Court for the Eastern District of Louisiana (civil action number 05-3251). The Company filed an appeal in the French Supreme Court on the additional costs associated with the exchange rate differential. On June 30, 2006, we entered into a Settlement Agreement (the “Settlement Agreement”) with Vinci to settle all claims associated with this litigation. Under the terms of the Settlement Agreement, on July 3, 2006, we paid Vinci €17.5 million (for which we paid approximately $22.0 million) in full and final settlement of its claims against us. Our operating income for the quarter and six months ended June 30, 2006 includes the benefit of a $13.7 million reduction in the loss provision related to this litigation.

On June 30, 2005, we were notified by the Mexican appeals court of an unfavorable decision in litigation related to an audit assessment of 1999 corporate income and value added taxes totaling $15.4 million. The assessment was related to the timing of contract revenue recognition for Mexican tax purposes. The assessed amount included taxes adjusted for inflationary costs of approximately $5.4 million and penalties and interest of approximately $10.0 million. A reserve of $2.5 million dollars for interest, penalties, and inflationary charges related to this assessment was established and recorded in our Latin America segment during the second quarter of 2005. A provision for income and value added taxes was not necessary because the assessment was related to the timing of revenue recognition rather than the overall amount of revenue to be recognized for tax purposes. During the second quarter of 2006, we settled this matter with the Mexican tax authorities for the following amounts.

Type of Tax	Amount
(In millions)

Income taxes	$3.1
Value added taxes	0.8
Penalties, interest, and inflationary charges	1.7
Total	$5.6

We plan to amend our Mexican tax returns for 2000 and 2001 to adjust them for revenue which was recognized for tax purposes in 1999 pursuant to the aforementioned settlement and thereby receive a credit for the income and value added taxes listed in the table above.
Pursuant to a tax audit of a Nigerian subsidiary of the Company for the years of 1998 through 2003, tax authorities in Nigeria have issued a payroll tax assessment against the Company in the amount of $24.4 million. The assessment alleges that certain persons were working on projects in Nigeria and were subject to payroll taxes which were not paid. However, due to the specific persons listed in the assessment and the periods of time which they are alleged to have worked in Nigeria, we believe that this claim is substantially without merit. We have recorded in the second quarter of 2006, a reserve of $0.1 million for this assessment. This reserve reflects management’s best estimate for our Nigerian payroll tax liability associated with this assessment.
The terms of our contracts typically include liquidated damages provisions in the event that certain deadlines or conditions are not met.
In December of 2005, we entered into a long-term charter for a newly built dive support vessel which was delivered in June 2006. This charter, which includes a five-year fixed term and five one-year options, requires monthly payments denominated in Norwegian kroners at an annual rate of approximately 63.1 million kroners (or $10.0 million at June 30, 2006). During the first quarter of 2006, we entered into a forward currency agreement which will allow us to fulfill our Norwegian kroner obligations during the fixed term of the charter at predetermined exchange rates. Under the terms of the forward currency agreement, our required U.S. dollar payments will gradually increase from approximately $9.6 million during the first year of the charter to $10.1 million during the last year of the fixed term of the charter.
During the first quarter of 2006, we entered into a long-term charter for a newly built dive support vessel to be delivered in September 2006. This charter, which includes a three-year fixed term and four one-year options, requires monthly payments denominated in Norwegian kroners at an annual rate of approximately

78.5 million kroners (or $12.5 million as of June 30, 2006). During the second quarter of 2006, we entered into a forward exchange contract which will allow us to fulfill our Norwegian kroner obligations for the first fourteen months of our three-year commitment under the charter at predetermined exchange rates. Under the terms of the forward exchange contract, the aggregate amount of our required U.S. dollar payments for the first fourteen months of the charter will be approximately $14.9 million.
In the normal course of our business, we provide guarantees and performance, bid, and payment bonds pursuant to agreements to perform construction services, or in connection with bidding to obtain such agreements. All of these guarantees are secured by parent company guarantees. The aggregate amount of these guarantees and bonds at June 30, 2006 was $96.3 million in surety bonds and $69.2 million in bank guarantees/letters of credit. The surety bonds and bank guarantees/letters of credit were due to expire between July 2006 and April 2008 and between July 2006 and December 2009, respectively.
We estimate that the cost to complete capital expenditure projects in progress at June 30, 2006 approximates $17.1 million.
12.	Derivative Financial Instruments — Due to the international nature of our business operations and the variable interest rate provisions of our revolving credit facility, we are exposed to certain risks associated with changes in foreign currency exchange rates and interest rates. From time to time, we enter into derivative agreements (hedging instruments) to hedge our exposure to specific foreign currency or interest rate risks (hedged items). We do not use derivative financial instruments for trading purposes. As of June 30, 2006, we had entered into forward exchange contracts to hedge commitments denominated in Norwegian kroners and euros. The Company accounts for these instruments as cash flow hedges, as defined by Statement of Financial Accounting Standards No. 133, (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. Under SFAS 133, all derivatives which are designated as hedges and meet certain requirements are granted special hedge accounting treatment. Generally, under this accounting treatment, all periodic changes in the fair value of the derivative financial instruments which are designated as hedges and that are considered to be effective, as defined by SFAS 133, are recorded in “accumulated other comprehensive income” until the associated hedged item is settled. The Company is exposed to the risk that, at some future point in time, its derivative financial instruments which are designated as hedges may no longer be considered effective as defined by SFAS 133, or may no longer qualify for hedge accounting treatment for some other reason. In such case, the amount of accumulated other comprehensive income associated with the disqualified derivative financial instrument as well as future periodic changes in value will be included in the Company’s results of operations. Ineffectiveness, as defined by SFAS 133, results when the change in the total fair value of a derivative financial instrument which is designated as a hedge does not equal the change in fair value of the associated hedged item. All changes in fair value which are associated with ineffectiveness will be included in the results of operations of the Company during the period of the change. During the six months ended June 30, 2006 and 2005, the Company did not recognize any gains or losses in its results of operations due to ineffectiveness. As of June 30, 2006, the Company had $1.9 million in unrealized gains, net of tax, in accumulated other comprehensive income related to forward exchange hedges. Included in this total is approximately $0.4 million in net unrealized gains which are expected to be realized in earnings during the twelve months following June 30, 2006.

13.	Other Comprehensive Income — Comprehensive income included changes in the fair value of certain derivative financial instruments which qualify for hedge accounting treatment. Comprehensive income totaled $64.0 million and $12.4 million for the quarters ended June 30, 2006 and 2005, respectively, and $83.0 million and $19.8 million for the six months ended June 30, 2006 and 2005, respectively. The differences between net income and comprehensive income for each of the comparable periods presented are as follows.

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(In thousands)

Net Income	$62,383	$12,353	$81,147	$19,849
Unrealized net gain on derivative instruments	2,419	—	2,865	—
Less: deferred taxes	(841)	—	(997)	—

Comprehensive Income	$63,961	$12,353	$83,015	$19,849

A roll-forward of the amounts included in accumulated other comprehensive income (loss), net of taxes, is shown below.

			Accumulated
	Accumulated	Foreign	Other
	Translation	Exchange	Comprehensive
	Adjustment	Agreements	Income (Loss)
Balance at December 31, 2005	$(8,978)	$—	$(8,978)
Change in value	—	1,868	1,868
Reclassifications to earnings	—	—	—

Balance at June 30, 2006	$(8,978)	$1,868	$(7,110)

The amount of accumulated translation adjustment included in accumulated other comprehensive income (loss) relates to subsidiaries whose functional currency was not the U.S. dollar in certain prior years. The amount of gain on forward exchange agreements included in accumulated other comprehensive income (loss) is associated with forward exchange agreements which hedge the Company’s foreign currency commitments under long-term vessel charters and under contracts for the purchase of equipment. This gain (or potentially a loss) will be reclassified to results of operations as the associated hedged items are settled and will offset any variability in foreign exchange rates which occurs subsequent to the initiation of the hedges.
14.	Segment Information — During the first quarter of 2006, our operations management and internal financial reporting were reorganized into five business units: Gulf of Mexico, Latin America, West Africa, Middle East (including India), and Asia Pacific. Each of these business units includes both offshore construction activities and diving activities for a particular region of the world. Management has determined that the Gulf of Mexico business unit includes two reportable segments under SFAS 131, Disclosures About Segments of an Enterprise and Related Information, and has presented six segments in this note to the financial statements: Gulf of Mexico Offshore Construction Division (“OCD”), Gulf of Mexico Diving, Latin America, West Africa, Middle East, and Asia Pacific. The amounts shown for the comparable period in 2005 have been restated to correspond to the new presentation of segments. The following tables present information about the profit or loss of each of the Company’s six reportable segments for the quarters and six months ended June 30, 2006 and 2005. The information contains certain allocations of corporate expenses that we deem reasonable and appropriate for the evaluation of results of operations.

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)

Total segment revenues
Gulf of Mexico OCD	52,440	22,672	112,432	45,990
Gulf of Mexico Diving	27,674	10,178	57,135	23,698
Latin America	143,974	96,705	206,468	162,461
West Africa	56,288	5,802	89,369	9,320
Middle East	60,190	28,886	132,461	53,768
Asia Pacific	44,969	48,549	50,317	58,919

Subtotal	385,535	212,792	648,182	354,156

Intersegment eliminations
Gulf of Mexico Diving	(9,599)	(2,792)	(25,344)	(6,900)
Latin America	(583)	—	(1,218)	—
Middle East	(4,623)	(414)	(4,623)	(414)
Asia Pacific	(3,099)	(227)	(3,099)	(227)

Subtotal	(17,904)	(3,433)	(34,284)	(7,541)

Consolidated revenues	367,631	209,359	613,898	346,615

Income (loss) before taxes
Gulf of Mexico OCD	14,634	6,755	26,265	16,676
Gulf of Mexico Diving	7,599	3,561	15,529	8,391
Latin America	28,544	(826)	27,432	1,650
West Africa	13,622	(3,459)	17,705	(7,575)
Middle East	9,268	11,145	21,189	17,654
Asia Pacific	7,006	6,497	3,157	(1,088)
Corporate (litigation provision)	13,699	—	13,699	—
Over (under) allocated corporate expenses	85	308	(387)	745

Consolidated income before taxes	94,457	23,981	124,589	36,453

15.	Stock-Based Compensation — During the six month periods ended June 30, 2006 and 2005, we had three stock-based compensation plans that provide for the granting of restricted stock, stock options, performance-based shares, performance-based units, or any combination thereof to directors, officers, and employees.
Our 1992 Restricted Stock Plan provided for awards of shares of restricted stock to employees approved by a committee of the Board of Directors. Under the plan, 712,000 shares of common stock had been reserved for issuance. Forfeiture restrictions on shares granted under the plan lapse 33-1/3% on the third, fourth, and fifth anniversary date of grant. During the six months ended June 30, 2005, no awards were made under the plan. The plan was terminated in 2005.

The 1998 Equity Incentive Plan permits the granting of both stock options and restricted stock awards to officers and employees approved by a committee of the Board of Directors. The plan also authorizes the Chief Executive Officer to grant stock options and restricted stock awards to non-officer employees. The maximum number of shares of common stock that may be granted as options or restricted stock to any one individual during any calendar year is 10% of the number of shares authorized under the 1998 Plan, and repricing of outstanding options is prohibited without the approval of our shareholders. As of June 30, 2006, 7,500,000 shares of common stock have been reserved for issuance under the plan of which 910,330 were available for grant. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options granted under the plan in 2005 and 2006 vest over periods ranging from three to five years and have ten year contractual terms. Forfeiture restrictions on restricted shares granted under the plan in 2006 and 2005 lapse on the third anniversary date of the grant. Performance-based units granted under the plan, whose vesting is contingent upon meeting various Company-wide performance goals, have forfeiture restrictions which lapse at the end of a three-year performance period. The performance period for the 2005 shares awarded under this plan ends on December 31, 2007. No performance awards were granted under this plan in 2006.
The 2005 Stock Incentive Plan permits the grants of non-qualified stock options, incentive stock options, restricted stock, performance awards, phantom shares, stock appreciation rights, substitute awards, and other stock-based awards (“Awards”) to the Company’s employees, directors, and consultants and to employees and consultants of its Subsidiaries, provided that incentive stock options may be granted solely to employees. A maximum of 5,500,000 shares of common stock may be delivered pursuant to Awards under the 2005 Stock Incentive Plan, provided that no more than 60% of such shares may be delivered in payment of restricted stock or phantom share awards. As of June 30, 2006, 3,538,078 were available for grant. No awards were granted under this plan in 2005. Options granted under the plan in 2006 vest 33-1/3% per year for three years and have a ten year contractual term. Forfeiture restrictions on restricted shares lapse 100% after three years. Performance-based units granted under the plan, whose vesting is contingent upon meeting various Company-wide performance goals, have forfeiture restrictions which lapse at the end of a three-year performance period. The performance period for the 2006 units awarded under this plan ends on December 31, 2008.
Compensation cost that has been charged against income for the Company’s stock-based compensation plans was $4.7 million and $1.3 million for the six months ended June 30, 2006 and 2005, respectively. No compensation cost was capitalized as a part of inventory or fixed assets. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $1.6 million and $0.6 million for the six months ended June 30, 2006 and 2005, respectively.
Effective January 1, 2006, we adopted SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS 123R), using the modified prospective transition method. Under this method, we record compensation expense at fair value for all awards granted after the date of adoption for SFAS 123R. In addition, we record compensation expense at fair value (as previous awards continue to vest) for the unvested portion of previously granted stock option awards that were outstanding as of the date of adoption. Compensation for time-based restricted stock and performance-based restricted stock or units is based upon the grant date fair value of the stock or units awarded. We anticipate that the annual impact on our diluted earnings per share will be between $0.02 and $0.03 per share. The impact on the six month period ended June 30, 2006 of implementing SFAS 123R was $0.01 per share.

Pro forma information for the six months ended June 30, 2005 is provided to show the effect of amortizing stock-based compensation to expense on a straight-line basis over the vesting period. Had compensation costs been determined as prescribed by SFAS 123R, the net income and earnings per share would have been as follows.
2005 Pro Forma Information

	Quarter	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
	(In thousands except per share amounts)
Net income (loss) as reported	$12,353	$19,849
Add: Recognized stock compensation expense, net of taxes	408	866
Less: SFAS 123R pro forma stock compensation expense, net of taxes	(738)	(1,520)

Pro-forma net income (loss)	$12,023	$19,195

As reported :
Basic	$0.11	$0.18
Diluted	0.11	0.17

Pro forma:
Basic	$0.11	$0.17
Diluted	0.11	0.17
The following tables summarize the methods used to measure compensation cost for the various types of awards granted under the plans:

Award Type	Method Used to Determine Actual and Pro Forma 2005 Compensation Cost
Stock Options:	Estimated using the Black-Scholes Option Valuation method. (Pro forma)

Time-based Restricted Stock:	Measured using fair value on the grant date. (Actual)

Performance Shares:	Initially measured using fair value and expected achievement levels on the date of grant. Compensation cost is then periodically adjusted to reflect changes in market prices and achievement through the settlement date. (Actual)
In the first six months of 2005, the fair value of stock options was estimated using the Black-Scholes option valuation model with the following assumptions:

2005
Expected life in years	6 years
Interest rate	4.54%
Volatility	46.59%
Forfeiture rate	Actual
Expected dividends	-0-

The expected life represents the period of time that options granted are expected to be outstanding. The risk-free rate is based upon the rate for 10 year U.S. Treasury strips. Volatility is based upon the historical volatility of the Company’s stock.

Award Type	Method Used to Determine 2006 Compensation Cost
Stock Options:	Estimated using the Black-Scholes Option Valuation method in accordance with SFAS 123R.

Time-based Restricted Stock:	Measured using fair value on the grant date. Forfeitures were assumed to be 12%.

Performance Shares/Units:	Performance shares/units are segregated between those shares which are earned based upon a market condition and those which are earned based upon other criteria. Performance shares/units which are dependent upon a market condition are measured using the fair value at the date of grant and a 100% expected achievement level. The fair value of the market based awards is based upon a Monte Carlo Simulation. Performance shares/units which have no market-based earnings criteria are initially measured using fair value at date of award and expected achievement levels on date of grant. Compensation cost is then periodically adjusted to reflect changes in expected achievement through the settlement date.
In the six months of 2006, the fair value of stock options was estimated using the Black-Scholes option valuation model with the following assumptions:

2006
Expected life in years	6 years
Interest rate	5.15%
Volatility	58.70%
Forfeiture rate	25.0%
Expected dividends	-0-
The expected life represents the period of time that options granted are expected to be outstanding. The risk-free rate is based upon the rate for 10 year U.S. Treasury strips. Volatility is based upon the historical volatility of the Company’s stock. The forfeiture rate is based upon historical forfeitures of options granted.

The following tables summarize the activity for the six months ended June 30, 2006.
STOCK OPTIONS

		Outstanding Options
		Year to Date Period Ending June 30, 2006
		Weighted	Remaining	Aggregate
		Average	Average	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Life (Years)	(in thousands)
Outstanding at December 31, 2005	4,459,050	$10.14
Granted	923,300	12.69
Forfeited or expired	(121,370)	11.72
Exercised	(811,423)	9.04

Outstanding at June 30, 2006	4,449,557	$10.82	5.3	$26,146

Exercisable at June 30, 2006	3,088,837	$10.87	4.0	$18,014

The weighted average grant date fair value of options granted during the year to date ending June 30, 2006 and 2005 was $7.30 and $4.74 per share, respectively. The total intrinsic value (i.e., the fair market value of the underlying stock less exercise price) of options exercised during the year to date period ending June 30, 2006 and 2005 was $5.2 million and $4.5 million, respectively.
Cash received for options exercised during the year to date period ending June 30, 2006 and 2005 was $7.2 million and $2.3 million, respectively.

	Non-Vested Options
	June 30, 2006
		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2005	782,990	$7.88
Vested	(265,800)	9.52
Forfeited or expired	(79,770)	9.66
Granted	923,300	12.69

Outstanding at June 30, 2006	1,360,720	$10.72

As of June 30, 2006, there was $4.0 million of total unrecognized compensation cost related to nonvested options. That cost is expected to be recognized over a weighted average period of 1.4 years.

TIME-BASED RESTRICTED STOCK

		Outstanding Shares
		Year to Date Period Ending June 30, 2006
		Weighted	Remaining
		Average	Average	Aggregate
		Grant date	Contractual	Value
	Shares	Fair Value	Life (Years)	(in thousands)
Outstanding at December 31, 2005	846,174	$6.75
Granted	780,981	14.86
Forfeited or expired	(57,868)	9.48
Vested and Released to participants	(70,201)	5.56

Outstanding at June 30, 2006	1,499,086	$10.92	2.01	$16,374

The weighted average grant date fair value of restricted shares granted during the year to date period ending June 30, 2005 was $9.27 per share. The total fair value of awards vesting for the six months ended June 30, 2006 and 2005 was $0.4 million and $1.0 million, respectively.
As of June 30, 2006, there was $11.5 million of total unrecognized compensation cost related to nonvested time-based restricted shares that is expected to be recognized over a weighted-average period of 2.6 years.
PERFORMANCE SHARES

	Outstanding Shares
	Year to Date Period Ending June 30, 2006
		Weighted
		Average	Aggregate
		Grant date	Value
	Shares	Fair Value	(in thousands)
Outstanding at December 31, 2005	796,250	$5.40
Granted	36,750	9.67
Forfeited or expired	(70,000)	5.64

Outstanding at June 30, 2006	763,000	$5.59	$4,261

The non-vested and outstanding shares displayed in the above tables assume that shares are issued at the maximum performance level (100%). Shares which are earned based upon criteria other than a market condition are assumed issued at 75% of the maximum performance level. The aggregate value reflects the impacts of current expectations of achievement and stock price.
As of June 30, 2006, there was $1.7 million of total unrecognized compensation cost related to non-vested performance shares that is expected to be recognized over a weighted-average period of 1.5 years.

PERFORMANCE-BASED UNITS

	Outstanding Units
	Year to Date Period Ending June 30, 2006
		Weighted
		Average	Aggregate
		Grant date	Value
	Units	Fair Value	(in thousands)
Outstanding at December 31, 2005	—	$—
Granted	197,750	14.88
Forfeited or expired	(8,575)	14.71

Outstanding at June 30, 2006	189,175	$14.88	$2,816

The aggregate value reflects the value of performance units given current expectations of performance through the end of the cycle.
The non-vested and outstanding units displayed in the above tables assume that units are issued at the maximum performance level (100%). Units which are earned based upon criteria other than a market condition are assumed issued at 75% of the maximum performance level. The aggregate value reflects the impacts of current expectations of achievement and stock price.
As of June 30, 2006, there was a total of $1.1 million of compensation cost related to nonvested performance unit awards that is expected to be recognized over a weighted-average period of 2.5 years.
Non-Employee Director Compensation Plan — Pursuant to the Company’s Non-Employee Director Compensation policy, on May 16, 2006, the Compensation Committee of the Board of Directors of Global Industries, Ltd. approved the grant of 10,000 shares of restricted stock to each of the non-employee directors. A total of 90,000 restricted shares were awarded in 2006. The restricted stock awards were granted under the Global Industries, Ltd. 2005 Stock Incentive Plan. Under the terms of the restricted stock awards, the forfeiture restrictions on the restricted stock lapse on the earlier of the date of the 2007 annual meeting of shareholders and June 1, 2007, unless sooner forfeited. In addition, the forfeiture restrictions lapse on all of the restricted stock under the award immediately as of the date of a change of control (as defined in the 2005 Stock Incentive Plan) or the non-employee director’s death or disability.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about our company. These statements may include projections and estimates concerning the timing and success of specific projects and our future backlog, revenues, income, and capital spending. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “believe,” “expect,” “anticipate,” “plan,” “goal,” or other words that convey the uncertainty of future events or outcomes.
In addition, various statements in this Quarterly Report, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect our company and to take advantage of the “safe harbor” protection for forward-looking statements that applicable federal securities law affords.
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
The following discussion presents management’s discussion and analysis of our financial condition and results of operations.
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
Our results of operations are affected by the overall level of activity of the offshore construction industry in the Gulf of Mexico and in the international regions in which we operate. This overall level of offshore construction activity is principally determined by three factors: first, the oil and gas industry’s ability to economically justify placing discoveries of oil and gas reserves in production; second, the oil and gas industry’s need to clear all structures from the lease once the oil and gas reserves have been depleted; and third, weather events such as major hurricanes. Our results of operations also reflect our ability to win jobs through competitive bidding and manage awarded jobs to successful completion.
Our competition and inherent operating risks vary by area of the world in which we operate and affect individual segment profitability.
Our results of operations in terms of revenues, gross profit, and gross profit as a percentage of revenues (“margins”) are principally driven by three factors: (1) our level of offshore construction activity (“activity”), (2) pricing, which can be affected by contract mix (“pricing”), and (3) operating efficiency on any particular construction project (“productivity”).
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
Claims and change orders are a significant aspect of any construction business and are particularly significant in the offshore construction business. A claim is an amount in excess of the contract price which a construction contractor seeks to collect from customers or others due to delays, errors in specifications or design, unapproved change orders, or other causes of unanticipated costs caused by the customer or others. A change order is a request to alter the performance of a previously agreed upon construction contract. Change orders may include changes in specifications or design, method or manner of performance, facilities, equipment, site, or the period for completion of the work. Change orders are common in our business due to the nature of offshore construction contracts and sometimes add to the degree of project execution difficulty. A change order usually increases the scope of work but may also decrease the scope and consequently, the amount of contract revenue and costs which are recognized. Either the customer or the Company may initiate a change order. At the time of initiation, a change order may be approved or unapproved by either party, priced or unpriced, or defined or undefined regarding detailed scope. Even when the scope of work is defined, the associated increase or decrease in contract revenue will often be governed by contract terms or negotiated later, sometimes after the work is performed. We recognize claims and change orders as revenue in accordance with accounting principles generally accepted in the United States.
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
Overview
Due to sustained high energy prices, growing expectations for high energy prices in the future, and the occurrence of two major hurricanes in the U.S. Gulf of Mexico in the second half of 2005, demand for our offshore construction services continued to intensify during the second quarter of 2006. Income before taxes increased by $70.5 million to $94.5 million in the second quarter ended June 30, 2006 compared to the second quarter of 2005 primarily due to a $63.6 million increase in gross profit which was supplemented by a $13.7 million reduction in a loss provision for litigation and partially offset by unfavorable variances of $4.5 million related to asset impairments and $2.3 million related to reduced gains on asset disposals. Gross profit increased dramatically between comparable quarters due to the combined effects of higher utilization, increased productivity, and improved pricing. These improvements were partially offset by higher costs, especially those costs related to the retention of skilled labor and critical equipment during this period of high demand.

Quarter Ended June 30, 2006 Compared to Quarter Ended June 30, 2005

	2006		2005		% Change
	(Thousands)	% of Revenue	(Thousands)	% of Revenue	(Unfavorable)
Revenues	$367,631	100.0%	$209,359	100.0%	76%
Cost of operations	266,494	72.5	171,825	82.1	(55)

Gross profit	101,137	27.5	37,534	17.9	169
Loss on asset impairments	4,485	1.2	—	—	—
Reduction in litigation provision	(13,699)	(3.7)	—	—	—
Net (gain) on asset disposal	(216)	(0.1)	(2,503)	(1.2)	(91)
Selling, general and administrative expenses	14,710	4.0	14,393	6.9	(2)
Operating income	95,857	26.1	25,644	12.2	274

Other expense:
Interest expense	2,460	0.7	2,480	1.2	1
Other (income)	(1,060)	(0.3)	(817)	(0.5)	30

Income before taxes	94,457	25.7	23,981	11.5	294
Income taxes	32,074	8.7	11,628	5.6	(176)
Net income	$62,383	17.0%	$12,353	5.9%	405%

Revenues. Revenues increased by 76% to $367.6 million for the second quarter of 2006 due to an increase in our overall level of construction activity and improved pricing in certain segments. Worldwide utilization of our major construction vessels increased to 73% in the second quarter of 2006 compared to 67% in the same quarter last year, and total diver days in our Gulf of Mexico Diving segment increased by 87% between comparable quarters. Revenues associated with project materials and subcontracted vessels and services also increased between comparable quarters. Pricing improved significantly in our Gulf of Mexico Diving and Latin America segments. For a detailed discussion of revenues and income before taxes for each geographical area, see “Segment Information” below.
Depreciation and Amortization. The amount of depreciation and amortization expense, including the amortization of dry-docking costs, included in our cost of operations for the quarter ended June 30, 2006 was $15.1 million compared to the $13.0 million included in the quarter ended June 30, 2005. This increase is due primarily to higher utilization of our major construction vessels which are depreciated on a units of production basis.
Gross Profit. Gross profit increased by $63.6 million to $101.1 million in the second quarter of 2006. As a percentage of revenues, gross profit increased to 27.5% in the second quarter of 2006 from 17.9% in the second quarter of 2005. This improvement in gross profit margin was the result of improved pricing in certain segments, higher overall utilization of major construction vessels, and improved productivity in our Latin America segment. These improvements were partially offset by higher costs in certain segments, especially costs related to the retention of skilled labor and critical equipment during this period of high demand.
Loss on Asset Impairments. During this period of high demand, we have made every effort to keep our active vessels ready for service and to refurbish idle vessels for re-entry into active service. However, certain of our vessels have reached the end of their economic life such that the current costs associated with compliance with regulatory requirements and/or refurbishment can no longer be economically justified. Consequently, we have decided to forego regulatory dry-docking and/or refurbishment on certain vessels and to permanently retire them from service. In connection with this decision, we have recorded in the second quarter of 2006 a $4.5 million loss on asset impairments which represents the residual book values of assets retired including the Navajo, Pipeliner 5, and a dive support vessel.

Net Gains on Asset Disposal. Net gains on asset disposal were $0.2 million in the second quarter of 2006 compared to $2.5 million in the second quarter of 2005. There were no significant dispositions of assets during the second quarter of 2006. Gains for the second quarter of 2005 included a $2.0 million gain on the disposition of a cargo barge.
Selling, General and Administrative Expenses. Selling, general and administrative expenses remained relatively constant at $14.7 million for the second quarter of 2006. An increase in expenses related to administrative labor, including the amortization of stock-based compensation, was substantially offset by a decline in costs related to a $2.5 million Mexican tax penalty reserve which was recorded during the second quarter of 2005. Selling, general and administrative expenses for the second quarter of 2006 included an increase of $0.8 million related to the adoption of SFAS 123R.
Interest Expense. Interest expense remained relatively constant at $2.5 million for the second quarter of 2006. There was no significant change in our level of debt between comparable quarters.
Other Expense/Income. Other income was $1.1 million in the second quarter of 2006 compared to $0.8 million in the second quarter of 2005. An increase in interest income was partially offset by foreign exchange losses incurred during the second quarter of 2006.
Net Income. Our net income increased by $50.0 million to $62.4 million in the second quarter of 2006, primarily due to an increase in gross profit which was supplemented by a reduction in a loss provision for litigation and partially offset by a loss on asset impairments and lower gains on the disposition of assets. Our effective tax rate for the second quarter of 2006 was 34% as compared to 48% for the second quarter of 2005. The effective tax rate for the second quarter of 2005 was in excess of 35% primarily due to low earnings and/or losses in certain foreign jurisdictions which are taxed on a deemed profits (i.e., percentage of revenue) basis and/or net operating losses in certain foreign jurisdictions where we did not record a tax benefit. For the second quarter of 2005, on a pro forma basis giving effect to the adoption of SFAS 123R, our net income would have been $0.3 million less than reported for the period. For a detailed discussion of the impact of adopting SFAS 123R on our financial statements, please read Note 15 to the Notes to Condensed Consolidated Financial Statements contained elsewhere in this Quarterly Report.
Segment Information.
The following sections discuss the results of operations for each of our reportable segments during the quarters ended June 30, 2006 and 2005.
     Gulf of Mexico Offshore Construction Division
Revenues increased 131% to $52.4 million for the quarter ended June 30, 2006 primarily due to a substantial increase in activity. Demand for the services provided by our Gulf of Mexico OCD segment increased between comparable quarters due to high energy prices and the effects of Hurricanes Katrina and Rita. Several vessels which had been temporarily relocated to other segments returned to the Gulf of Mexico between comparable quarters. During the current year’s quarter, most of the major construction vessels which were assigned to this segment were engaged in hurricane repair work on a day-rate basis. During the prior year’s quarter, one major construction vessel was engaged in a large day-rate project while the only other vessel assigned to this segment performed numerous small projects. Five major construction vessels achieved 82% utilization in the second quarter of 2006 compared to two vessels achieving 71% utilization in the same period last year. Income before taxes increased by $7.9 million to $14.6 million. The beneficial effect of the increase in activity and revenues described above was partially offset by (1) an increase in the amount of intercompany Gulf of Mexico Diving segment services billed to projects by our Gulf of Mexico OCD segment with no markup for this segment, (2)

increased cost allocations related to the return of vessels which had been temporarily relocated to other segments during the prior year quarter, (3) increased costs related to the retention and hiring of skilled workers, and (4) increased costs for insurance. A comparison of bidding activity between comparable quarters was not meaningful for this segment due to a high level of hurricane repair work which was being contracted on a day-rate basis.
     Gulf of Mexico Diving
Revenues increased by 172% to $27.7 million in the second quarter of 2006 primarily due to an increase in activity and improved pricing. Demand for the services of this segment increased between comparable quarters due to high energy prices and the effects of Hurricanes Katrina and Rita. Total diver days increased by 87% between comparable quarters. Pricing improved significantly with billing rates for certain services increasing by as much as 55%. Income before taxes increased by $4.0 million to $7.6 million in the second quarter of 2006, primarily due to the increase in the overall level of activity. Profit margins declined between comparable quarters. The beneficial effect of improved pricing on profit margins was more than offset by (1) higher labor costs due to wage increases required to retain skilled divers, supervisors, and other personnel during a period of strong demand, (2) increased use of higher cost contract divers, other contract labor, and outside services due to a shortage of qualified personnel, (3) higher repairs and maintenance expense, and (4) higher equipment rental expense.
     Latin America
Revenues increased by 49% between comparable quarters to $144.0 million in the second quarter of 2006 primarily due to improved bid margins and an increase in revenues associated with project materials and subcontracted vessels and services. There were two large projects with significant activity during the second quarter of 2006 compared to four projects with significant activity during the prior year’s quarter. Three major construction vessels achieved 82% utilization in the second quarter of 2006 compared to six major construction vessels achieving 95% utilization in the second quarter of 2005. Income before taxes improved by $29.4 million to income of $28.5 million in the second quarter of 2006 compared to a loss of $0.8 million in the second quarter of 2005. Gross profit and margins improved between comparable quarters due to improved bid margins and a substantial improvement in productivity. The significant productivity issues which were experienced in this segment during the second quarter of 2005 did not recur in the current year’s quarter. Financial results for the second quarter of 2006 were negatively impacted by a shortage of skilled diving personnel which necessitated the use of a contract diving service for a significant portion of the diving work performed in this segment during the current year’s quarter. Both bidding activity and the dollar volume of bidding activity in this region increased between comparable periods.
     West Africa
Revenues increased by $50.5 million to $56.3 million in the second quarter of 2006 primarily due to an increase in activity between comparable quarters. There were four projects with significant activity during the current year’s quarter compared to only one project with significant activity in the prior year’s quarter. Two major construction vessels achieved 62% utilization in the second quarter of 2006 compared to three major construction vessels achieving 6% utilization in the same quarter last year. Income before taxes improved by $17.1 million to income of $13.6 million in the second quarter of 2006 compared to a loss of $3.5 million in the second quarter of 2005 primarily due to the beneficial effect of increased activity on gross profit and margins which was partially offset by higher support vessel costs. Results for the prior year’s second quarter were negatively impacted by a lack of substantial activity in the region. Both bidding activity and the dollar volume of bidding activity in this region declined between comparable periods.

     Middle East
Revenues increased by 108% to $60.2 million in the second quarter of 2006 primarily due to an increase in activity between comparable quarters. One large multi-year project was in progress during the current year’s quarter compared to one smaller but significant project in the prior year’s quarter. Three major construction vessels from our Asia Pacific segment were temporarily assigned to our Middle East segment to facilitate work performed during the first half of 2006. The number of major construction vessel days worked in our Middle East segment increased by 109% between comparable quarters. However, income before taxes decreased by $1.9 million to $9.3 million for the second quarter of 2006. Project level profit margins declined between comparable quarters primarily due to a decrease in bid margins, and gross profit margins in this segment declined further due to reduced cost recoveries resulting from the use of Asia Pacific major construction vessels in the current year’s second quarter. Financial results for the second quarter of 2006 also include a $3.3 million asset impairment loss associated with the retirement of the Navajo. Additionally, financial results for the prior year’s quarter included a $2.0 million gain on the disposition of a cargo barge. Both bidding activity and the dollar volume of bidding activity increased between comparable quarters.
     Asia Pacific
Revenues declined by 7% to $45.0 million in the second quarter of 2006 primarily due to a decline in activity between comparable quarters. One large multi-year project had significant activity in the second quarter of 2006 and accounted for substantially all of the activity in the quarter. During the second quarter of 2005, the same large multi-year project had significant but lower activity and was supplemented by activity on two smaller projects and work performed on a day-rate basis. Three major construction vessels were temporarily assigned to our Middle East segment during the current year’s quarter. Four major construction vessels achieved 33% utilization while available for service in our Asia Pacific segment during the second quarter of 2006 compared to four major construction vessels achieving 60% utilization in the second quarter of 2005. Income before taxes improved slightly to $7.0 million for the second quarter of 2006. The unfavorable effects of lower bid margins and the decline in activity were completely offset by the transfer of vessel costs to our Middle East segment in connection with the temporary utilization of Asia Pacific major construction vessels by our Middle East segment. Both bidding activity and the dollar volume of bidding activity increased between comparable quarters.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

	2006		2005		% Change
	(Thousands)	% of Revenue	(Thousands)	% of Revenue	(Unfavorable)
Revenues	$613,898	100.0%	$346,615	100.0%	77%
Cost of operations	464,631	75.7	284,784	82.2	(63)

Gross profit	149,267	24.3	61,831	17.8	141
Loss on asset impairments	4,485	0.7	—	—	—
Reduction in litigation provision	(13,699)	(2.2)	—	—	—
Net (gain) on asset disposal	(507)	(0.1)	(2,615)	(0.8)	(81)
Selling, general and administrative expenses	30,996	5.0	24,675	7.1	(26)
Operating income	127,992	20.9	39,771	11.5	222

Other expense:
Interest expense	4,496	0.7	4,864	1.4	8
Other (income)	(1,093)	(0.1)	(1,546)	(0.4)	(29)

Income before taxes	124,589	20.3	36,453	10.5	242
Income taxes	43,442	7.1	16,604	4.8	(162)
Net income	$81,147	13.2%	$19,849	5.7%	309%

Revenues. Revenues increased by 77% to $613.9 million for the first six months of 2006 due to an increase in our overall level of construction activity and improved pricing in certain segments. Worldwide utilization of our major construction vessels increased to 66% in the first six months of 2006 compared to 57% in the same period last year, and total diver days in our Gulf of Mexico Diving segment increased by 72% between comparable periods. Revenues associated with project materials and subcontracted vessels and services also increased between comparable periods. For a detailed discussion of revenues and income before taxes for each geographical area, see “Segment Information” below.
Depreciation and Amortization. The amount of depreciation and amortization expense, including the amortization of dry-docking costs, included in our cost of operations for the six months ended June 30, 2006 was $26.7 million compared to the $23.9 million included in the six months ended June 30, 2005. The increase is due primarily to higher utilization of our major construction vessels, which are depreciated on a units of production basis.
Gross Profit. Gross profit increased by $87.4 million to $149.3 million in the six months ended June 30, 2006. As a percentage of revenues, gross profit increased to 24.3% in the first six months of 2006 from 17.8% in the same period last year. This improvement in gross profit margin was the result of higher activity, improved pricing in certain segments, and improved productivity in our Latin America segment. These improvements were partially offset by higher costs in certain segments, especially costs related to the retention of skilled labor and critical equipment during this period of high demand.
Loss on Asset Impairments. During this period of high demand, we have made every effort to keep our active vessels ready for service and to refurbish idle vessels for re-entry into active service. However, certain of our vessels have reached the end of their economic life such that the current costs associated with compliance with regulatory requirements and/or refurbishment can no longer be economically justified. Consequently, we have decided to forego regulatory dry-docking and/or refurbishment on certain vessels and to permanently retire them from service. In connection with this decision, we have recorded in the six months ended June 30, 2006 a $4.5 million loss on asset impairments which represents the residual book values of assets retired including the Navajo, Pipeliner 5, and a dive support vessel.

Net Gains on Asset Disposal. Net gains on asset disposal were $0.5 million in the six months ended June 30, 2006 as compared to $2.6 million in the same period last year. There were no significant dispositions of assets in the current year. Gains for the first six months of 2005 included a $2.0 million gain on the disposition of a cargo barge.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $6.3 million to $31.0 million in the six months ended June 30, 2006 primarily due to increases in expenses related to stock-based compensation, administrative labor, and professional fees related to auditing. These increases were partially offset by a decline in expenses related to a $2.5 million Mexican tax penalty reserve which was recorded during the first six months of 2005.
Interest Expense. Interest expense was $4.5 million for the six months ended June 30, 2006 compared to $4.9 million for the same period last year. Interest expense was relatively constant because there was no significant change in our debt level between comparable periods.
Other Expense/Income. Other income declined $0.4 million between comparable periods to $1.1 million in the six months ended June 30, 2006 primarily due to increased foreign exchange losses which were partially offset by an increase in interest income.
Net Income. Our net income increased by 61.3 million to $81.1 million in the six months ended June 30, 2006, primarily due to an increase in gross profit which was supplemented by a reduction in a loss provision for litigation and partially offset by a loss on asset impairments, lower gains on the disposition of assets, and an increase in selling, general and administrative expenses as discussed above. Our effective tax rate for the six months ended June 30, 2006 was 35% as compared to 46% for the same period last year. The effective tax rate for the prior year was in excess of 35% primarily due to low earnings and/or losses in certain foreign jurisdictions which are taxed on a deemed profits (i.e., percentage of revenue) basis and/or net operating losses in certain foreign jurisdictions where we did not record a tax benefit. For the six months ended June 30, 2005, on a pro forma basis giving effect to the adoption of SFAS 123R, our net income would have been $0.7 million less than reported for the period. For a detailed discussion of the impact of adopting SFAS 123R on our financial statements, please read Note 15 to the Notes to Condensed Consolidated Financial Statements contained elsewhere in this Quarterly Report.
Segment Information.
The following sections discuss the results of operations for each of our reportable segments during the six month periods ended June 30, 2006 and 2005.
     Gulf of Mexico Offshore Construction Division
Revenues increased 144% to $112.4 million for the six months ended June 30, 2006 primarily due to a substantial increase in activity. Demand for the services provided by our Gulf of Mexico OCD segment increased between comparable periods due to high energy prices and the effects of Hurricanes Katrina and Rita. Several vessels which had been temporarily relocated to other segments returned to the Gulf of Mexico between comparable periods. During the six months ended June 30, 2006, most of the major construction vessels which were assigned to this segment were performing hurricane repair work on a day-rate basis. During the comparable period in 2005, one large day-rate project was in progress and was supplemented by numerous smaller projects. Five major construction vessels achieved 77% utilization during the first six months of 2006 compared to three major construction vessels achieving 65% utilization in the same period last year. During the first quarter of 2006, the G/P 37 was returned to service after refurbishment following an extended period of idleness, and the Pipeliner 5 was removed from service due to regulatory docking requirements. Income before taxes increased by $9.6 million to $26.3 million. The beneficial effect of the increase in revenues described above was partially offset by (1) an increase in the amount of intercompany Gulf of Mexico Diving segment services billed to projects by our Gulf of Mexico OCD segment with no markup for this segment, (2) productivity issues on one deepwater pipeline construction project, (3) increased cost allocations related to the return of vessels which had been temporarily relocated to other segments during the prior year period, (4) increased costs related to the retention and hiring of skilled workers, (5) increased overhead costs, especially third party support tugs, due to high demand, (6) increased costs for insurance, and (7) an increase in the proportion of corporate expenses allocated to this segment. A comparison of bidding activity between comparable periods was not meaningful for this segment due to a high level of hurricane repair work which was being contracted on a day-rate basis.
     Gulf of Mexico Diving
Revenues increased by 141% to $57.1 million in the six months ended June 30, 2006 primarily due to an increase in activity and improved pricing. Demand for the services of this segment increased between comparable periods due to high energy prices and the effects of Hurricanes Katrina and Rita. Total diver days increased by 72% between comparable periods. Pricing improved significantly between comparable periods with pricing trending higher during the current year’s period. Income before taxes increased by $7.1 million to $15.5 million in the first six months of 2006, primarily due to the increase in the overall level of activity. Profit margins declined between comparable periods. The beneficial effect of improved pricing on profit margins was more than offset by (1) higher labor costs due to wage increases required to retain skilled divers, supervisors, and other personnel during a period of strong demand, (2) increased use of higher cost contract divers, other contract labor, and outside services due to a shortage of qualified personnel, (3) higher repairs and maintenance expense, and (4) higher equipment rental expense.
     Latin America
Revenues increased by 27% between comparable periods to $206.5 million in the six months ended June 30, 2006 primarily due to improved bid margins and an increase in revenues associated with project materials and subcontracted vessels and services. There were two large projects with significant activity during the first six months of 2006 compared to six projects with significant activity during the first six months of last year. Three major construction vessels achieved 69% utilization in the six months ended June 30, 2006 compared to five major construction vessels achieving 78% utilization in the same period last year. Income before taxes improved by $25.8 million to $27.4 million in the first six months of 2006 compared to $1.7 million in the first six months of 2005. Gross profit and margins improved between comparable periods due to improved bid margins and a substantial improvement in productivity. The significant productivity issues which were experienced in this segment during the prior year did not recur in the current year. Financial results for 2006 were negatively impacted by a shortage of skilled diving personnel which necessitated the use of a contract diving service for a significant portion of the diving work performed in this segment during the current year’s period. Both bidding activity and the dollar volume of bidding activity in this region declined between comparable periods.
     West Africa
Revenues increased by $80.0 million to $89.4 million in the six months ended June 30, 2006 primarily due to an increase in activity between comparable periods. There were four projects with significant activity during the current year’s period compared to only one project with significant activity in the prior year’s period. Two major construction vessels achieved 55% utilization in the first six months of 2006 compared to three major construction vessels achieving 5% utilization in the same period last year. Income before taxes improved by $25.3 million to income of $17.7 million in the first six months of 2006 compared to a loss of $7.6 million in the first six months of 2005 primarily due to the beneficial effects of increased activity on gross profit and margins which were partially offset by higher costs for support vessels and repairs and maintenance. Results for the prior year were negatively impacted by a lack of substantial activity in the region. Bidding activity declined but the dollar volume of bidding activity increased between comparable periods.
     Middle East
Revenues increased by 146% to $132.5 million in the six months ended June 30, 2006 primarily due to an increase in activity between comparable periods. One large multi-year project was in progress during the current year’s period compared to one smaller but significant project in the prior year’s period. Three major construction vessels from our Asia Pacific segment were temporarily assigned to our Middle East segment to facilitate work performed during the first half of 2006. The number of major construction vessel days worked in our Middle East segment increased by 133% between comparable six-month periods. Income before taxes increased by $3.5 million to $21.2 million for the six months ended June 30, 2006. Project level profit margins declined between comparable periods primarily due to a decrease in bid margins, and gross profit margins in this segment declined further due to reduced cost recoveries resulting from the use of Asia Pacific major construction vessels in the current year’s period. Financial results for 2006 also include a $3.3 million asset impairment loss associated with the retirement of the Navajo. Additionally, financial results for the prior year included a $2.0 million gain on the disposition of a cargo barge. Both bidding activity and the dollar volume of bidding activity declined between comparable periods.
     Asia Pacific
Revenues declined by 15% to $50.3 million in the six months ended June 30, 2006 primarily due to a decline in activity between comparable periods. One large multi-year project had significant activity in the current year’s period and accounted for nearly all of the activity in the period. During the first six months of 2005, the same large multi-year project had significant but lower activity and was supplemented by activity on several smaller projects and work performed on a day-rate basis. Three major construction vessels were temporarily assigned to our Middle East segment during the current year’s six month period. Four major construction vessels achieved 18% utilization while available for service in our Asia Pacific segment during the first six months of 2006 compared to four major construction vessels achieving 47% utilization in the same period last year. Income before taxes improved by $4.2 million to income of $3.2 million for the six months ended June 30, 2006 compared to a loss of $1.1 million in the six months ended June 30, 2005. The unfavorable effects of lower bid margins and the decline in activity were more than offset by the transfer of vessel costs to our Middle East segment in connection with the temporary utilization of Asia Pacific major construction vessels by our Middle East segment. Bidding activity declined but the dollar volume of bidding activity increased between comparable periods.
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
We expect that our activity level will remain high over the next twelve months. Our backlog at June 30, 2006 was $693.5 million. Approximately 75% of this backlog is scheduled to be worked off in the second half of 2006. We expect that our cash balances and credit facility will provide adequate funding for an increase in working capital to the extent it occurs in advance of increases in our cash flows from operations. Capital expenditures for the remainder of 2006 are currently expected to be between $35.0 million and $40.0 million.

Cash Flow
Our cash balance increased by $16.2 million to $143.3 million at June 30, 2006 from $127.1 million at December 31, 2005. Our operating activities generated $48.0 million of cash during the six months ended June 30, 2006 and used $31.7 million of cash during the six months ended June 30, 2005. This improvement in operating cash flows was primarily due to improved profitability between comparable periods. Working capital increased by $85.6 million during the first six months of 2006 to $317.6 million at June 30, 2006 primarily due to higher activity and improved profitability.
Investing activities resulted in a $36.5 million net use of cash. Proceeds from the sale of assets supplemented by cash on hand, funded capital expenditures of $28.4 million. We estimate that the cost to complete capital expenditure projects in progress at June 30, 2006 will be approximately $17.1 million. These capital expenditures are primarily related to vessel, diving system, and equipment upgrades.
As of June 30, 2006, we had purchased 3.7 million shares of our common stock since the inception of our $30.0 million stock repurchase program at a total cost of $24.1 million. We did not repurchase any shares in the second quarter of 2006. Our credit facility described below limits stock repurchases.
Long-Term Debt
Long-Term debt outstanding at June 30, 2006 (including current maturities) includes $75.2 million of Title XI bonds and no amounts drawn against our revolving credit facility.
Our outstanding Title XI bonds mature in 2025. The bonds carry an interest rate of 7.71% per annum and require aggregate semi-annual payments of $2.0 million, plus interest. The agreement pursuant to which the Title XI bonds were issued contains certain covenants, including the maintenance of minimum working capital and net worth requirements. If these covenants are not met, additional covenants become applicable that restrict our operations and our ability to pay cash dividends. At June 30, 2006, we were in compliance with the covenants associated with our Title XI bonds.
On June 30, 2006, we entered into the Third Amended and Restated Credit Agreement (the “Credit Agreement”). As compared to the credit facility which it replaced, the Credit Agreement increased our overall borrowing capacity, reduced the interest rate premiums (“spreads”) to be paid on our borrowings, reduced fee rates for letters of credit, increased the number of subsidiaries allowed to borrow under the facility, extended the term of the facility, and reduced the scope of certain covenants applicable under the agreement. The Credit Agreement, which is a $130 million revolving credit facility with optional provisions for expansion to $150 million, replaces the previous $85 million credit facility that would have matured in March 2008. The Credit Agreement matures on June 30, 2011. The entire facility is available for the issuance of letters of credit and direct cash advances. The Credit Agreement permits borrowings based on a floating spread over prime rate or London Interbank Offered Rate (“LIBOR”). The spreads can range from 0% to 1.75% and 0.75% to 2.75% for prime rate and LIBOR-based borrowings, respectively, based upon certain of our financial ratios. Common stock of our subsidiaries, certain real estate, and the majority of our vessels collateralize the loans under the Credit Agreement. The Credit Agreement is subject to certain covenants including a requirement to maintain a minimum level of net worth and compliance with fixed charge coverage and leverage ratios. In consideration for the Credit Agreement, we paid a $406,000 fee. At June 30, 2006, we were in compliance with all of the covenants associated with our revolving credit facility and had no borrowings, $69.2 million of letters of credit outstanding, and $60.8 million of credit availability under the Credit Agreement.

Other Indebtedness and Obligations
We also have a $16.0 million short-term credit facility at one of our foreign locations which is secured by a letter of credit issued under our primary credit facility. Additionally, in the normal course of business, we provide guarantees and performance, bid, and payment bonds pursuant to agreements or in connection with bidding to obtain such agreements to perform construction services. All of these guarantees are secured by parent company guarantees. The aggregate amount of these guarantees and bonds at June 30, 2006 was $96.3 million in surety bonds and $69.2 million in bank guarantees/letters of credit. The surety bonds and bank guarantees/letters of credit were due to expire between July 2006 and April 2008 and between July 2006 and December 2009, respectively.
We have a long-term charter of the Titan 2, a 456-foot self-propelled twin-hulled derrick ship. The vessel charter payments are approximately $6.1 million annually. The charter term is 120 months expiring August 2013. This charter can be canceled by us at anytime, subject to a termination penalty of the transfer to the vessel owner of title to our dynamic positioning (“DP”) system used on the vessel. The DP system was purchased and installed on the Titan 2 at our cost in the first quarter of 2002 for a total cost of $8.9 million.
In December of 2005, we entered into a long-term charter for a newly built dive support vessel which was delivered in June 2006. This charter, which includes a five-year fixed term and five one-year options, requires monthly payments denominated in Norwegian kroners at an annual rate of approximately 63.1 million kroners (or $10.0 million as of June 30, 2006). During the first quarter of 2006, we entered into a forward currency agreement which will allow the Company to fulfill its Norwegian kroner obligations during the fixed term of the charter at predetermined exchange rates. Under the terms of the forward currency agreement, the Company’s required U.S. dollar payments will gradually increase from approximately $9.6 million during the first year of the charter to $10.1 million during the last year of the fixed term of the charter.
During the first quarter of 2006, we entered into a long-term charter for a second newly built dive support vessel to be delivered in September 2006. This charter, which includes a three-year fixed term and four one-year options, requires monthly payments denominated in Norwegian kroners at an annual rate of approximately 78.5 million kroners (or $12.5 million as of June 30, 2006). During the second quarter of 2006, we entered into a forward exchange contract which will allow the Company to fulfill its Norwegian kroner obligations for the first fourteen months of the three-year commitment under the charter at predetermined exchange rates. Under the terms of the forward exchange contract, the aggregate amount of the Company’s required U.S. dollar payments for the first fourteen months of the charter will be approximately $14.9 million.
Industry and Business Outlook
We expect worldwide activity to remain high during the next twelve months. Persistently high oil prices and the effects of two major hurricanes in the U.S. Gulf of Mexico have increased demand for our offshore construction and diving services. At the present time, it appears that our assets in the U.S. Gulf of Mexico will be highly utilized during 2006 as massive hurricane damage and historically high energy prices drive demand for our services in this region. Due to an increasing proportion of hurricane repair work contracted on a day-rate basis, our domestic backlog and bidding activity levels are not indicative of the level of demand for our services in the U.S. Gulf of Mexico. Due to persistently high energy prices, demand for our services in international regions has increased as well. As of June 30, 2006, $600.2 million of our $693.5 million worldwide backlog was in international regions.
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
Liquidity Outlook
We expect funds available under our credit facility, available cash, and cash generated from operations to be sufficient to fund our operations (including increases in working capital required to fund increases in activity levels), scheduled debt retirement, and planned capital expenditures for the next twelve months. In addition, as we have in the recent past, we will also continue to evaluate the divesture of assets which are no longer critical to our operations in order to reduce our operating costs and debt levels.
Over the longer term, we expect cash from operations, supplemented by equity financings and proceeds from long-term debt, to provide sufficient funds to operate and expand our business and maintain our fleet. For flexibility, we maintain a shelf registration statement that as of August 4, 2006 permits the issuance of up to $365.8 million of debt and equity securities. In addition, as we have historically done, we will continue to evaluate the merits of any opportunities that may arise for acquisitions of equipment or businesses, which may require additional liquidity.
Critical Accounting Policies and Estimates
For a discussion of critical accounting policies and estimates, see Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2005, which discussion is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Due to the international nature of our business operations and the variable interest rate provisions associated with our revolving credit facility, we are exposed to certain risks associated with changes in foreign currency exchange rates and interest rates.
The majority of our business operations are conducted in foreign countries which use currencies other than our functional currency. We use natural hedging techniques to manage the foreign exchange risks associated with our foreign operations by contracting, to the extent possible, international construction jobs to be payable in U.S. dollars. We also, to the extent possible, maintain cash balances at foreign locations in U.S. dollar accounts. We do not believe that a change in currency rates in the regions in which we operate would have a significant effect on our results of operations.
From time to time, we also make significant contractual commitments which are denominated in foreign currencies. At June 30, 2006, we had significant contractual commitments which were denominated in Norwegian kroners and euros.
Our Norwegian kroner commitments at June 30, 2006, which result from two long-term vessel charters, will require the use of 551.4 million kroners (or $87.6 million as of June 30, 2006) over the next five years. As of June 30, 2006, we had hedged our commitments with respect to 407.3 million kroners at an average rate of 6.335 kroners per dollar. We remain exposed to the risk of fluctuations in the kroner/dollar exchange rate with respect to the remaining 144.1 million kroner (or $22.9 million as of June 30, 2006) commitment. A 10% appreciation in the value of the Norwegian kroner relative to the U.S. dollar would increase the amount of charter expense recognized for the unhedged portion of the vessel charters by $2.3 million.
Our euro commitments, which result from commitments to purchase equipment, will require the use of 26.0 million euros (or $32.6 million as of June 30, 2006) over the next two years. As of June 30, 2006, we had hedged these euro commitments at an average rate of 1.316 dollars per euro and were not exposed to the risk of fluctuations in the euro/dollar exchange rate.
As of June 30, 2006, we had no amounts drawn against our revolving credit facility and had no hedging instruments with respect to interest rates.
Additional quantitative and qualitative disclosures about market risk are in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures.
As of the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures. These disclosure controls and procedures are designed to provide us with a reasonable assurance that all of the information required to be disclosed by us in our periodic reports filed under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed and maintained to ensure that all of the information required to be disclosed by us in our reports is accumulated and communicated to our management, including our principal executive officer and chief financial officer, as appropriate to allow those persons to make timely decisions regarding required disclosure.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     In November 1999, we notified Groupe GTM (now Vinci), that as a result of material adverse changes and other breaches by Vinci, we were no longer bound by and were terminating the Share Purchase Agreement to purchase the shares of ETPM S.A. Vinci responded stating that they believed we were in breach. The Share Purchase Agreement provided for liquidated damages of $25.0 million to be paid by a party that failed to consummate the transaction under certain circumstances. We notified Vinci that we did not believe that the liquidated damages provision was applicable to our termination of the Share Purchase Agreement. On December 23, 1999, we filed suit against Vinci in Tribunal de Commerce de Paris to recover damages. On June 21, 2000, Vinci filed an answer and counterclaim against us seeking the liquidated damages of $25.0 million and other damages, costs and expenses of approximately $3.2 million based on then current exchange rates. In November 2003, the Tribunal de Commerce de Paris ruled in favor of Vinci in the matter and awarded Vinci $25.0 million plus approximately $8.5 million in interest, exchange rate differential and legal fees. As a result, although we had not yet paid the judgment, we recorded a $33.5 million (pre-tax) provision in the fourth quarter of 2003. We appealed this verdict in the Cour d’appel de Paris. On April 12, 2004 the Cour d’appel de Paris heard the case before three appellate judges. A decision was rendered in May 2005 by the Cour d’appel de Paris upholding the lower court decision. Vinci filed an enforcement action in the United States District Court for the Eastern District of Louisiana (civil action number 05-3251). The Company defended this action by Vinci, and also filed an appeal in the French Supreme Court on additional costs associated with the exchange rate differential. On June 30, 2006, we entered into a Settlement Agreement (the “Settlement Agreement”) with Vinci to settle all claims associated with this litigation. Under the terms of the Settlement Agreement, on July 3, 2006, we paid Vinci €17.5 million (for which we paid approximately $22.0 million) in full and final settlement of its claims against us. Our operating income for the quarter and six months ended June 30, 2006 includes the benefit of a $13.7 million reduction in the loss provision related to this litigation.
     On June 30, 2005, we were notified by the Mexican appeals court of an unfavorable decision in litigation related to an audit assessment of 1999 corporate income and value added taxes totaling $15.4 million. The assessment was related to the timing of contract revenue recognition for Mexican tax purposes. The assessed amount included taxes adjusted for inflationary costs of approximately $5.4 million and penalties and interest of approximately $10.0 million. A reserve of $2.5 million dollars for interest, penalties, and inflationary charges related to this assessment was established and recorded in our Latin America segment during the second quarter of 2005. A provision for income and value added taxes was not necessary because the assessment was related to the timing of revenue recognition rather than the overall amount of revenue to be recognized for tax purposes. During the second quarter of 2006, we settled this matter with the Mexican tax authorities for the following amounts.

Type of Tax	Amount
(In millions)
Income taxes	$3.1
Value added taxes	0.8
Penalties, interest, and inflationary charges	1.7

Total	$5.6

     We plan to amend our Mexican tax returns for 2000 and 2001 to adjust them for revenue which was recognized for tax purposes in 1999 pursuant to the aforementioned settlement and thereby receive a credit for the income and value added taxes listed in the table above.
     Our operations are subject to the inherent risks of offshore marine activity including accidents resulting in the loss of life or property, environmental mishaps, mechanical failures, and collisions. We insure against these risks consistent with industry standards. We believe our insurance should protect us against, among other things, the accidental total or constructive total loss of the fair market value of our vessels. We also carry workers’ compensation, maritime employer’s liability, general liability, and other insurance customary in our business. All insurance is carried at levels of coverage and deductibles that we consider financially prudent. Recently, our industry has experienced a tightening in the builders’ risk market and the property market subject to named windstorms, which has increased deductibles and reduced coverage.
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
Item 1A. Risk Factors.
     In addition to the other information set forth in this Quarterly Report, you should consider carefully the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 4. Submission of Matters to a Vote of Security Holders.
     Our 2006 Annual Meeting of Shareholders was held on May 16, 2006. At the meeting, each of the persons listed below was elected to our Board of Directors for a term ending at the 2007 Annual Meeting of Shareholders. The number of votes cast with respect to the election of each person is set forth opposite such person’s name. The persons listed below together with Cindy B. Taylor, who was elected to the Board of Directors on May 23, 2006 by the members of the Board of Directors, constitute the entire Board of Directors.

	Number of Votes Cast
			Broker
Name of Director	For	Withhold	Non-Vote
William J. Doré	105,269,719	1,226,747	0
John A. Clerico	106,032,437	464,029	0
Edward P. Djerejian	102,166,125	4,330,341	0
Larry E. Farmer	106,125,863	370,603	0
Edgar G. Hotard	105,260,135	1,236,331	0
Richard A. Pattarozzi	104,229,093	2,267,373	0
James L. Payne	106,170,581	325,885	0
Michael J. Pollock	101,959,122	4,537,344	0
Luis Téllez	66,892,397	39,604,069	0
     In addition, shareholders ratified the appointment of our independent auditors. Votes cast with respect to the ratification of the appointment of Deloitte & Touche, LLP as independent auditors for 2006 were as follows (Broker non-votes are not counted and so had no effect on the approval):

Votes for	103,921,245
Votes against	2,030,664
Votes abstain	544,557
Broker non-vote	0

Total	106,496,466

Item 6. Exhibits.

* 10.1 —	Settlement Agreement between Global Industries, Ltd. and Groupe GTM (now Vinci) dated June 30, 2006.

* 15.1 —	Letter regarding unaudited interim financial information.

* 31.1 —	Section 302 Certification of CEO, William J. Doré

* 31.2 —	Section 302 Certification of CFO, Peter S. Atkinson

* 32.1 —	Section 906 Certification of CEO, William J. Doré

* 32.2 —	Section 906 Certification of CFO, Peter S. Atkinson

*	Included with this filing

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

GLOBAL INDUSTRIES, LTD.
By:	/s/ Peter S. Atkinson
Peter S. Atkinson
President and Chief Financial Officer (Principal Financial and Accounting Officer)

August 9, 2006

EXHIBIT INDEX

* 10.1 —	Settlement Agreement between Global Industries, Ltd. and Groupe GTM (now Vinci) dated June 30, 2006.

* 15.1 —	Letter regarding unaudited interim financial information.

* 31.1 —	Section 302 Certification of CEO, William J. Doré

* 31.2 —	Section 302 Certification of CFO, Peter S. Atkinson

* 32.1 —	Section 906 Certification of CEO, William J. Doré

* 32.2 —	Section 906 Certification of CFO, Peter S. Atkinson

*	Included with this filing