Form 10-Q
period 2006-09-30
GLOBAL INDUSTRIES LTD
filed 2006-11-09
CIK 895663

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Large accelerated filer ☑     Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES     ☑ NO
APPLICABLE ONLY TO CORPORATE ISSUERS:
     The number of shares of the Registrant’s Common Stock outstanding, as of November 6, 2006 was 116,045,281.

Global Industries, Ltd.
Index – Form 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
  Global Industries, Ltd.
We have reviewed the accompanying Condensed Consolidated Balance Sheet of Global Industries, Ltd. and subsidiaries (the “Company”) as of September 30, 2006 and the related Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2006 and 2005 and of Cash Flows for the nine-month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.
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
DELOITTE & TOUCHE LLP
November 8, 2006
Houston, Texas

GLOBAL INDUSTRIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Results of Operations
Revenues	$316,865	$168,043	$930,763	$514,658
Cost of operations	212,027	142,489	676,658	427,273

Gross profit	104,838	25,554	254,105	87,385
Loss on asset impairments	—	—	4,485	—
Reduction in litigation provision	—	—	(13,699)	—
Net gain on asset disposal	(2,618)	(2,685)	(3,125)	(5,300)
Selling, general and administrative expenses	17,570	12,237	48,566	36,912

Operating income	89,886	16,002	217,878	55,773

Other expense (income):
Interest expense	3,372	3,278	7,868	8,142
Other income	(2,920)	(1,194)	(4,013)	(2,740)

Income before taxes	89,434	13,918	214,023	50,371
Income taxes	25,765	9,085	69,207	25,689

Net income	$63,669	$4,833	$144,816	$24,682

Earnings Per Common Share
Basic	$0.55	$0.04	$1.25	$0.22
Diluted	$0.54	$0.04	$1.24	$0.21

Weighted Average Common Shares Outstanding
Basic	115,988	113,052	115,418	112,828
Diluted	117,673	116,006	117,167	115,381
See Notes to Condensed Consolidated Financial Statements.

GLOBAL INDUSTRIES, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Current Assets
Cash	$188,487	$127,138
Restricted cash	1,036	1,477
Accounts receivable – net of allowance of $21,012 for 2006 and $7,757 for 2005	204,235	168,781
Unbilled work on uncompleted contracts	138,651	76,291
Contract costs incurred not yet recognized	38,954	34,076
Deferred income taxes	—	14,158
Prepaid expenses and other	21,646	34,448

Total current assets	593,009	456,369

Property and Equipment, net	330,732	330,402

Other Assets
Deferred charges, net	21,760	19,125
Goodwill, net	37,388	37,388
Other	1,626	1,378

Total other assets	60,774	57,891

Total	$984,515	$844,662

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long term debt	$3,960	$3,960
Accounts payable	123,355	106,348
Employee-related liabilities	23,657	16,170
Income taxes payable	30,460	25,726
Deferred income taxes payable	4,405	—
Accrued interest	722	2,249
Advance billings on uncompleted contracts	6,508	21,308
Litigation liability provision	—	34,911
Other accrued liabilities	11,813	13,647

Total current liabilities	204,880	224,319

Long-Term Debt	69,300	73,260
Deferred Income Taxes	48,803	49,491
Other Liabilities	1,752	787

Commitments and Contingencies	—	—

Shareholders’ Equity
Common stock issued, 116,019 in 2006 and 114,344 shares in 2005	1,160	1,144
Additional paid-in capital	370,468	350,550
Retained earnings	298,905	154,089
Treasury stock at cost, 25 in 2006 and none in 2005	(432)	—
Accumulated other comprehensive loss	(10,321)	(8,978)

Total shareholders’ equity	659,780	496,805

Total	$984,515	$844,662

See Notes to Condensed Consolidated Financial Statements.

GLOBAL INDUSTRIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash Flows From Operating Activities
Net income	$144,816	$24,682
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and non-stock-based amortization	38,802	39,387
Stock-based compensation expense	9,724	2,817
Provision for doubtful accounts	22,359	423
Gain on sale or disposal of property and equipment	(3,125)	(5,300)
Loss on asset impairments	4,485	—
Reduction in litigation provision	(13,699)	—
Deferred income taxes	17,875	9,037
Latin America tax penalties, fees, and adjustments	1,684	3,750
Excess tax benefits from stock-based compensation	(1,417)	—
Other	(66)	(123)
Changes in operating assets and liabilities
Accounts receivable, unbilled work, and contract costs	(125,052)	(97,567)
Prepaid expenses and other	12,555	(11,696)
Accounts payable, employee-related liabilities and other accrued liabilities	13,972	39,559
Deferred dry dock costs incurred	(12,239)	(7,790)
Litigation settlement payment	(22,050)	—

Net cash provided by (used in) operating activities	88,624	(2,821)

Cash Flows From Investing Activities
Proceeds from the sale of assets	3,587	9,176
Additions to property and equipment	(35,757)	(14,797)
Decrease in (additions to) restricted cash	441	(1,015)

Net cash used in investing activities	(31,729)	(6,636)

Cash Flows From Financing Activities
Proceeds from the sale of common stock, net	8,112	6,212
Additions to deferred charges	(683)	(680)
Repayment of long-term debt	(3,960)	(3,960)
Repurchase of common stock	(432)	—
Excess tax benefits from stock-based compensation	1,417	—

Net cash provided by financing activities	4,454	1,572

Cash
Increase (decrease)	61,349	(7,885)
Beginning of period	127,138	143,161

End of period	$188,487	$135,276

Supplemental Disclosures
Interest paid	$12,396	$8,107

Income taxes paid	$42,433	$9,213

See Notes to Condensed Consolidated Financial Statements.

Global Industries, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1.	Basis of Presentation – The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Global Industries, Ltd. and its subsidiaries (the “Company,” “we,” “us,” or “our”).

In the opinion of management of the Company, all adjustments (such adjustments consisting only of a normal and recurring nature) necessary for a fair presentation of the operating results for the interim periods presented have been included in the unaudited Condensed Consolidated Financial Statements. Operating results for the periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005. Certain reclassifications have been made to the prior period’s financial statements in order to conform to the classifications adopted for reporting in 2006, including the netting of certain current assets and current liabilities related to value added taxes in Latin America which resulted in a decline in the amount of total assets reported on our balance sheet for December 31, 2005.

2.	Recent Accounting Pronouncements – In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. Consistent with the requirements of FIN 48, we will adopt this new interpretation on January 1, 2007. We are currently evaluating the provisions of FIN 48 and have not yet determined the impact, if any, on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands the disclosure requirements related to fair value measurements. This statement, which is effective for fiscal years beginning after November 15, 2007, applies to most FASB pronouncements that require fair value measurement but does not in itself require any new fair value measurements. We are currently evaluating the provisions of SFAS 157 but have not yet determined the impact, if any, on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) 108, Guidance on Materiality. The new guidance requires the use of both a balance sheet and income statement approach in quantifying and evaluating the materiality of misstatements in the financial statements. While the income statement approach addresses only misstatements related to the current year financial statements, the balance sheet approach takes into account unadjusted cumulative misstatements existing in the balance sheet at the end of the current period. Under the transition guidance in SAB 108, correction of errors from prior periods that existed in the balance sheet which had been previously considered immaterial could be treated as a one-time cumulative-effect adjustment and would not require restatement of prior periods. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We do not anticipate that the adoption of SAB 108 will have a significant impact on our consolidated financial statements.

3.	Contracts in Progress and Revenue Recognition – Revenues from construction contracts, which are generally recognized using the percentage-of-completion method, are measured by relating the actual cost of work performed to date to the current estimated total cost of the respective contract (the cost-to-cost method). Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect vessel costs (including depreciation and amortization), labor, supplies, and repairs. Certain costs may be excluded from the cost-to-cost method of measuring progress, such as significant costs for materials and major third-party subcontractors, if it appears that such exclusion would result in a more meaningful measurement of actual contract progress and resulting periodic allocation of income. Provisions for estimated losses, if any, on uncompleted contracts are made in the period in which such losses are determined. Selling, general, and administrative costs are charged to expense as incurred. We also provide services on a day-rate basis to many of our customers. Revenues for day-rate services are recognized as the services are rendered if collectability is reasonably assured.

4.	Restricted Cash – At September 30, 2006, the balance of restricted cash was comprised of cash deposits related to foreign currency exchange arrangements. Restrictions with respect to these deposits will remain in effect until we terminate the associated foreign currency arrangement.

5.	Receivables – Our receivables are presented in the following balance sheet accounts: (1) accounts receivable, (2) unbilled work on uncompleted contracts, and (3) contract costs incurred not yet recognized. The balance of accounts receivable primarily consists of work which has been billed to customers. Accounts receivable are stated at net realizable value, and the allowances for uncollectible accounts were $21.0 million and $7.8 million at September 30, 2006 and December 31, 2005, respectively. Accounts receivable at September 30, 2006 included $13.2 million which was not immediately collectible due to contractually specified retainage requirements. This amount is expected to be collected within the next twelve months. Accounts receivable at December 31, 2005 included $2.6 million which was related to retainage.

The balance of unbilled work on uncompleted contracts includes (a) amounts receivable from customers for work that has not yet been billed pursuant to contractually specified milestone billing requirements and (b) revenue accruals.

The balance of contract costs incurred not yet recognized represents those contract costs which have been incurred but excluded from our percentage of completion computation under the cost-to-cost method in order to provide a more meaningful measurement of actual contract progress.

The balances of accounts receivable and unbilled work on uncompleted contracts may include amounts related to claims and unapproved change orders. We include claims and unapproved change orders in contract revenues to the extent of costs incurred when (1) the contract or other evidence provides a legal basis for the claim, (2) additional costs are not the result of deficiencies in our performance, (3) costs are identifiable, and (4) evidence supporting the claim is objective and verifiable. The basis for our recorded unapproved change orders and claims was formed after we engaged in an extensive contract review, a review of the supporting evidence and, generally, obtained a legal opinion from either internal or external legal counsel. Additionally, we believe that we have objective, verifiable evidence to support these claims. That evidence consists of explicit contractual terms and/or written legal opinions. The claims and unapproved change orders included in our receivables amounted to $68.1 million at September 30, 2006 and $37.2 million at December 31, 2005.

Costs and Estimated Earnings on Uncompleted Contracts

	September 30,	December 31,
	2006	2005
	(In thousands)
Costs incurred and recognized on uncompleted contracts	$725,331	$567,266
Estimated earnings	186,418	62,038

Costs and estimated earnings on uncompleted contracts	911,749	629,304
Less: Billings to date	(824,696)	(608,272)

	87,053	21,032
Plus: Accrued revenue	45,090	33,951

	$132,143	$54,983

Included in accompanying balance sheets under the following captions:
Unbilled work on uncompleted contracts	$138,651	$76,291
Advance billings on uncompleted contracts	(6,508)	(21,308)

	$132,143	$54,983

6.	Property and Equipment – Property and equipment are stated at cost less accumulated depreciation. Expenditures for property and equipment and items that substantially increase the useful lives of existing assets are capitalized at cost and depreciated. Routine expenditures for repairs and maintenance are expensed as incurred. Except for major construction vessels that are depreciated on the units-of-production (UOP) method over estimated vessel operating days, depreciation is provided utilizing the straight-line method over the estimated useful lives of the assets. The UOP method is based on vessel utilization days and more closely correlates depreciation expense to vessel revenue. In addition, the UOP method provides for a minimum depreciation floor in periods with nominal vessel use. In general, less depreciation expense would be recorded in periods of high utilization and revenues and more depreciation expense would be recorded in periods of low vessel utilization and revenues if we applied only a straight-line depreciation method.

7.	Goodwill – Goodwill represents cost in excess of the fair value of net assets acquired in a business acquisition and is tested on an annual basis or when circumstances indicate that impairment may exist. The carrying amount of goodwill as of September 30, 2006 and December 31, 2005 was approximately $37.4 million and is primarily attributable to our Latin America segment.

8.	Loss on Asset Impairments – Due to a deterioration in forecasted cash flows and/or expected useful life with respect to certain of our marine assets in the second quarter of 2006, we tested those assets for impairment during the quarter. Our analysis included (1) cost estimates for refurbishment, upgrades, and regulatory compliance, (2) cash flow projections for potential future work, and (3) an evaluation of the potential for vessel sales to others. Each asset was analyzed and valued using third party assessments and probability weighted undiscounted cash flow analysis, taking into account any costs related to the disposal of the asset. As a result of this analysis, we recorded a pre-tax non-cash impairment charge of $4.5 million related to certain of our marine assets. The segment, assets, and amounts associated with the loss are listed below.

Segment	Description of Asset	Amount
		(In thousands)
Gulf of Mexico OCD	Pipeliner 5	$757
Gulf of Mexico OCD	GP 35	2
Latin America	1 Dive Support Vessel	450
Middle East	Navajo	3,276

Total		$4,485

9.	Interest Expense – Interest expense for the third quarter and nine months ended September 30, 2006 included $1.7 million of expense related to an inflationary adjustment associated with our plans to amend certain prior-year tax returns in our Latin America segment. Interest expense for the third quarter and nine months ended September 30, 2005 included $1.0 million of interest expense related to an income tax settlement agreement in our Asia Pacific segment.

10.	Income Taxes – Our effective tax rate was 32% and 51% for the nine months ended September 30, 2006 and 2005, respectively. Our effective tax rate for 2005 was substantially higher than our 35% U.S. Federal statutory rate primarily due to taxes in certain foreign jurisdictions that were levied on a deemed profits (i.e., percentage of revenue) basis, net operating losses in certain foreign jurisdictions where we did not record a tax benefit, and permanent book to tax differences.

11.	Financing Arrangements – On June 30, 2006, we entered into the Third Amended and Restated Credit Agreement (the “Credit Agreement”). As compared to the credit facility which it replaced, the Credit Agreement increased our overall borrowing capacity, reduced the interest rate premiums (“spreads”) to be paid on our borrowings, reduced fee rates for letters of credit, increased the number of subsidiaries allowed to borrow under the facility, extended the term of the facility, and reduced the scope of certain covenants applicable under the agreement. The Credit Agreement, which is a $130 million revolving credit facility with optional provisions for expansion to $150 million, replaces the previous $85 million credit facility that would have matured in March 2008. The Credit Agreement matures on June 30, 2011. The entire facility is available for the issuance of letters of credit and direct cash advances. The Credit Agreement permits borrowings based on a floating spread over prime rate or London Interbank Offered Rate (“LIBOR”). The spreads can range from 0% to 1.75% and 0.75% to 2.75% for prime rate and LIBOR-based borrowings, respectively, based upon certain of our financial ratios. Common stock of our subsidiaries, certain real estate, and the majority of our vessels collateralize the loans under the Credit Agreement. The Credit Agreement is subject to certain covenants including a requirement to maintain a minimum level of net worth and compliance with minimum fixed charge coverage and maximum leverage ratios. In consideration for the Credit Agreement, we paid a $406,000 fee. At September 30, 2006, we were in compliance with all of the covenants associated with our credit facility and had no borrowings, $59.7 million of letters of credit outstanding, and $70.3 million of credit availability under the Credit Agreement.

Our Title XI bonds mature in 2025. The bonds carry an interest rate of 7.71% per annum and require semi-annual principal payments of $2.0 million, plus interest. The agreement pursuant to which the Title XI bonds were issued contains certain covenants, including the maintenance of minimum working capital and net worth requirements. If not met, additional covenants become applicable that would restrict our operations and our ability to pay cash dividends. At September 30, 2006, we were in compliance with these covenants.

We also have a $16.0 million short-term credit facility at one of our foreign locations that is secured by a letter of credit issued under our primary credit facility.

12.	Commitments and Contingencies – In November 1999, we notified Groupe GTM (now Vinci), that as a result of material adverse changes and other breaches by Vinci, we were no longer bound by and were terminating the Share Purchase Agreement to purchase the shares of ETPM S.A. The Share Purchase Agreement provided for liquidated damages of $25.0 million to be paid by a party that failed to consummate the transaction under certain circumstances. On December 23, 1999, we filed suit against Vinci in the Tribunal de Commerce de Paris to recover damages. On June 21, 2000, Vinci filed an answer and counterclaim against us seeking the liquidated damages of $25.0 million and other damages, costs and expenses of approximately $3.2 million based on then current exchange rates. In November 2003, the Tribunal de Commerce de Paris ruled in favor of Vinci in the matter and awarded Vinci $25.0 million plus approximately $8.5 million in interest, exchange rate differential, and legal fees. As a result, although we had not yet paid the judgment, we recorded a $33.5 million (pre-tax) provision in the fourth quarter of 2003. A decision was rendered in May 2005 by the Cour d’appel de Paris upholding the lower court decision. Vinci filed an enforcement action in the United States District Court for the Eastern District of Louisiana (civil action number 05-3251). The Company filed an appeal in the French Supreme Court on the additional costs associated with the exchange rate differential. On June 30, 2006, we entered into a Settlement Agreement (the “Settlement Agreement”) with Vinci to settle all claims associated with this litigation. Under the terms of the Settlement Agreement, on July 3, 2006, we paid Vinci 17.5 million (for which we paid approximately $22.0 million) in full and final settlement of its claims against us. Our operating income for the nine months ended September 30, 2006 includes the benefit of a $13.7 million reduction in the loss provision related to this litigation.

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

We plan to amend our Mexican tax returns for 2000 and 2001 to adjust them for revenue which was recognized for tax purposes in 1999 pursuant to the aforementioned settlement and thereby receive a credit for the income and value added taxes listed in the table above. In the third quarter of 2006, we recorded a $1.7 million provision for inflationary adjustments related to these amended returns for 2000 and 2001.

Pursuant to a tax audit of a Nigerian subsidiary of the Company for the years of 1998 through 2003, tax authorities in Nigeria have issued a payroll tax assessment against the Company in the amount of $24.4 million. The assessment alleges that certain persons were working on projects in Nigeria and were subject to payroll taxes which were not paid. However, due to the specific persons listed in the assessment and the periods of time which they are alleged to have worked in Nigeria, we believe that this claim is substantially without merit. We recorded a reserve of $0.1 million for this assessment in the second quarter of 2006. This reserve reflects management’s best estimate for our Nigerian payroll tax liability associated with this assessment. In October 2006, we received a formal demand for payment from the Nigerian tax authorities and believe that this matter will ultimately be resolved by litigation.

In addition to the previously mentioned legal matters, we are a party to legal proceedings and potential claims arising in the ordinary course of business. We do not believe that these matters arising in the ordinary course of business will have a material impact on our financial statements in future periods.

During the fourth quarter of 2005, we entered into a long-term charter for a newly built dive support vessel (DSV) which was delivered in June 2006. This charter, which includes a five-year fixed term and five one-year options, requires monthly payments denominated in Norwegian kroners at an annual rate of approximately 63.1 million kroners (or $9.7 million at September 30, 2006). During the first quarter of 2006, we entered into a long-term charter for another newly built DSV which was delivered in October 2006. This charter, which includes a three-year fixed term and four one-year options, requires monthly payments denominated in Norwegian kroners at an annual rate of approximately 78.5 million kroners (or $12.1 million as of September 30, 2006). As of September 30, 2006, we had entered into forward exchange agreements which will enable the Company to fulfill its remaining non-cancellable Norwegian kroner obligations under these charters at an average rate of 6.31 kroners per U.S. dollar.

In the normal course of our business, we provide guarantees and performance, bid, and payment bonds pursuant to agreements to perform construction services, or in connection with bidding to obtain such agreements. All of these guarantees are secured by parent company guarantees. The aggregate amount of these guarantees and bonds at September 30, 2006 was $100.4 million in surety bonds and $59.7 million in bank guarantees/letters of credit. The surety bonds and bank guarantees/letters of credit were due to expire between October 2006 and April 2008 and between October 2006 and December 2009, respectively.

We estimate that the cost to complete capital expenditure projects in progress at September 30, 2006 will be approximately $35.0 million.

13.	Derivative Financial Instruments – Due to the international nature of our business operations and the variable interest rate provisions of our revolving credit facility, we are exposed to certain risks associated with changes in foreign currency exchange rates and interest rates. From time to time, we enter into derivative agreements (hedging instruments) to hedge our exposure to specific foreign currency or interest rate risks (hedged items). We do not use derivative financial instruments for trading purposes. As of September 30, 2006, we had entered into forward exchange contracts to hedge commitments denominated in Norwegian kroners and euros. The Company accounts for these instruments as cash flow hedges, as defined by SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Under SFAS 133, all derivatives which are designated as hedges and meet certain requirements are granted special hedge accounting treatment. Generally, under this accounting treatment, all periodic changes in the fair value of the derivative financial instruments which are designated as hedges and that are considered to be effective, as defined by SFAS 133, are recorded in “accumulated other comprehensive income” until the associated hedged item is settled. The Company is exposed to the risk that, at some future point in time, its derivative financial instruments which are designated as hedges may no longer be considered effective as defined by SFAS 133, or may no longer qualify for hedge accounting treatment for some other reason. In such case, the amount of accumulated other comprehensive income associated with the disqualified derivative financial instrument as well as future periodic changes in value will be included in the Company’s results of operations. Ineffectiveness, as defined by SFAS 133, results when the change in the total fair value of a derivative financial instrument which is designated as a hedging instrument does not equal the change in fair value of the associated hedged item. All changes in fair value which are associated with ineffectiveness will be included in the results of operations of the Company during the period of the change. During the nine months ended September 30, 2006 and 2005, the Company did not recognize any material gains or losses in its results of operations due to ineffectiveness of its hedges. As of September 30, 2006, the Company had $1.3 million in unrealized losses, net of tax, in accumulated other comprehensive income related to forward exchange hedges. Included in this total is approximately $0.6 million in net unrealized losses which are expected to be realized in earnings during the twelve months following September 30, 2006.

14.	Other Comprehensive Income – Comprehensive income includes changes in the fair value of certain derivative financial instruments which qualify for hedge accounting treatment. Comprehensive income totaled $60.5 million and $4.8 million for the quarters ended September 30, 2006 and 2005, respectively, and $143.5 million and $24.7 million for the nine months ended September 30, 2006 and 2005, respectively. The differences between net income and comprehensive income for each of the comparable periods presented are as follows.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
Net Income	$63,669	$4,833	$144,816	$24,682
Unrealized net loss on derivatives	(4,849)	—	(1,984)	—
Deferred tax benefit	1,638	—	641	—

Comprehensive Income	$60,458	$4,833	$143,473	$24,682

A roll-forward of the amounts included in accumulated other comprehensive income (loss), net of taxes, is shown below.

			Accumulated
	Accumulated	Foreign	Other
	Translation	Exchange	Comprehensive
	Adjustment	Agreements	Income (Loss)
Balance at December 31, 2005	$(8,978)	$—	$(8,978)
Change in value	—	(1,248)	(1,248)
Reclassification of gain to earnings	—	(95)	(95)

Balance at September 30, 2006	$(8,978)	$(1,343)	$(10,321)

The amount of accumulated translation adjustment included in accumulated other comprehensive income relates to subsidiaries whose functional currency was not the U.S. dollar in certain prior years. The amount of loss on forward exchange agreements included in accumulated other comprehensive income is associated with forward exchange agreements which hedge the Company’s foreign currency commitments under long-term vessel charters and under contracts for the purchase of equipment. This loss (or potentially a gain) will be reclassified to results of operations as the associated hedged items are settled and will offset any variability in foreign exchange rates which occurs subsequent to the initiation of the hedges.

15.	Segment Information – During the first quarter of 2006, our operations management and internal financial reporting were reorganized into five business units: Gulf of Mexico, Latin America, West Africa, Middle East (including India), and Asia Pacific. Each of these business units includes both offshore construction activities and diving activities for a particular region of the world. Management has determined that the Gulf of Mexico business unit includes two reportable segments under SFAS 131, Disclosures About Segments of an Enterprise and Related Information, and has presented six segments in this note to the financial statements: Gulf of Mexico Offshore Construction Division (OCD), Gulf of Mexico Diving, Latin America, West Africa, Middle East, and Asia Pacific. The amounts shown for the comparable period in 2005 have been restated to correspond to the new presentation of segments. The primary effect of this restated presentation of segments is to combine the previously reported OCD and GDMC (i.e., diving) segments for each of the following regions: Latin America, West Africa, and the Middle East. Consequently, total segment revenues for these newly defined segments only includes revenues earned from third parties or other segments as defined under the new regime and no longer includes intercompany diving revenues earned within those geographical regions. Income before taxes for these segments is merely the sum of previously reported OCD and GDMC segments for the region.

The following table presents information about the profit or loss of each of the Company’s six reportable segments for the quarters and nine months ended September 30, 2006 and 2005. The information contains certain allocations of corporate expenses that we deem reasonable and appropriate for the evaluation of results of operations.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(In thousands)
Total segment revenues
Gulf of Mexico OCD	$61,449	$45,341	$173,881	$91,331
Gulf of Mexico Diving	40,204	14,452	97,339	38,150
Latin America	163,009	69,223	369,477	231,684
West Africa	46,348	35	135,717	9,355
Middle East	1,635	3,778	134,096	57,546
Asia Pacific	21,600	42,320	71,917	101,239

Subtotal	$334,245	$175,149	$982,427	$529,305

Intersegment eliminations
Gulf of Mexico Diving	$(14,149)	$(7,037)	$(39,493)	$(13,937)
Latin America	—	—	(1,218)	—
Middle East	(3,231)	—	(7,854)	(414)
Asia Pacific	—	(69)	(3,099)	(296)

Subtotal	$(17,380)	$(7,106)	$(51,664)	$(14,647)

Consolidated revenues	$316,865	$168,043	$930,763	$514,658

Income (loss) before taxes
Gulf of Mexico OCD	$18,463	$10,950	$44,728	$27,626
Gulf of Mexico Diving	23,045	6,058	38,574	14,449
Latin America	50,094	3,836	77,526	5,486
West Africa	5,147	(5,953)	22,852	(13,528)
Middle East	(3,475)	(1,664)	17,714	15,990
Asia Pacific	(5,054)	588	(1,897)	(500)
Corporate (litigation provision)	—	—	13,699	—
Over (under) allocated corporate expenses	1,214	103	827	848

Consolidated income before taxes	$89,434	$13,918	$214,023	$50,371

16.	Stock-Based Compensation – During the nine-month periods ended September 30, 2006 and 2005, we had three stock-based compensation plans that provide for the granting of restricted stock, stock options, performance-based shares, performance-based units, or any combination thereof to directors, officers, and employees.

Our 1992 Restricted Stock Plan, which terminated in the second quarter of 2005, provided for awards of shares of restricted stock to employees approved by a committee of the Board of Directors. Under the plan, 712,000 shares of common stock had been reserved for issuance. Forfeiture restrictions on shares granted under the plan lapse 33-1/3% on the third, fourth, and fifth anniversary date of grant. No awards were made under this plan during either of the comparable nine-month periods.

The 1998 Equity Incentive Plan permits the granting of both stock options and restricted stock awards to officers and employees approved by a committee of the Board of Directors. The plan also authorizes the Chief Executive Officer to grant stock options and restricted stock awards to non-officer employees. The maximum number of shares of common stock that may be granted as options or restricted stock to any one individual during any calendar year is 10% of the number of shares authorized under the 1998 Plan, and re-pricing of outstanding options is prohibited without the approval of our shareholders. As of September 30, 2006, 7,500,000 shares of common stock have been reserved for issuance under the plan of which 1,053,717 were available for grant. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options granted under the plan in 2005 and 2006 vest over periods ranging from three to five years and have ten year contractual terms. Forfeiture restrictions on restricted shares granted under the plan in 2006 and 2005 lapse on the third anniversary date of the grant. Performance-based restricted stock granted under the plan, whose vesting is contingent upon meeting various Company-wide performance goals, have forfeiture restrictions which lapse at the end of a three-year performance period. The performance period for the 2005 performance-based shares awarded under this plan ends on December 31, 2007. No options, restricted shares, or performance-based restricted stock awards were granted under this plan in 2006.

The 2005 Stock Incentive Plan permits the grants of non-qualified stock options, incentive stock options, restricted stock, performance awards, phantom shares, stock appreciation rights, substitute awards, and other stock-based awards (“Awards”) to the Company’s employees, directors, and consultants and to employees and consultants of its Subsidiaries, provided that incentive stock options may be granted solely to employees. A maximum of 5,500,000 shares of common stock may be delivered pursuant to Awards under the 2005 Stock Incentive Plan, provided that no more than 60% of such shares may be delivered in payment of restricted stock or phantom share awards. As of September 30, 2006, 3,517,049 were available for grant. Options granted under the plan in 2006 vest 33-1/3% per year for three years and have a ten year contractual term. Forfeiture restrictions on restricted shares lapse 100% after three years. Performance-based units that have been granted under the plan, whose vesting is contingent upon meeting various Company-wide performance goals, have forfeiture restrictions which vest, if at all, at the end of a three-year performance period. The performance period for the 2006 performance-based units awarded under this plan ends on December 31, 2008.

Compensation cost that has been charged against income for the Company’s stock-based compensation plans was $9.7 million and $2.8 million for the nine months ended September 30, 2006 and 2005, respectively. Included in stock-based compensation cost for the nine months ended September 30, 2006 is a charge of $1.7 million related to the acceleration of certain options, restricted shares, and performance shares/units attributable to the planned retirement of the Company’s founder and Chairman of the Board. No compensation cost was capitalized as a part of inventory or fixed assets. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $3.1 million and $1.4 million for the nine months ended September 30, 2006 and 2005, respectively.
Effective January 1, 2006, we adopted SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS 123R), using the modified prospective transition method. Under this method, we record compensation expense at fair value for all awards granted after the date of adoption of SFAS 123R. In addition, we record compensation expense at fair value (as previous awards continue to vest) for the unvested portion of previously granted stock option awards that were outstanding as of the date of adoption. Prior periods have not been restated. Compensation for time-based restricted stock and performance-based restricted stock or units is based upon the grant date fair value of the stock or units awarded. The impact on the nine month period ended September 30, 2006 of implementing SFAS 123R was $0.02 per share, net of taxes.

Pro forma information for the nine months ended September 30, 2005 is provided to show the effect of amortizing stock-based compensation to expense on a straight-line basis over the vesting period. Had compensation costs been determined as prescribed by SFAS 123R, the net income and earnings per share would have been as follows.

2005 Pro Forma Information

	Quarter	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
	(In thousands except per share amounts)
Net income (loss) as reported	$4,833	$24,682
Add: Recognized stock compensation expense, net of taxes	752	1,630
Less: SFAS 123R pro forma stock compensation expense net of taxes	(1,412)	(3,773)

Pro-forma net income	$4,173	$22,539

As reported:
Basic	$0.04	$0.22
Diluted	0.04	0.21
Pro forma:
Basic	$0.04	$0.20
Diluted	0.04	0.20

The following tables summarize the methods used to measure compensation cost for the various types of awards granted under the plans:

Method Used to Determine Actual and Pro Forma
Award Type	2005 Compensation Cost
Stock Options:	Estimated using the Black-Scholes Option Valuation method (Pro forma)

Time-based Restricted Stock:	Measured using fair value on the grant date (Actual)

Performance Shares:	Initially measured using fair value and expected achievement levels on the date of grant. Compensation cost is then periodically adjusted to reflect changes in market prices and achievement through the settlement date (Actual)
In the first nine months of 2005, the fair value of stock options was estimated using the Black-Scholes option valuation method with the following assumptions:

2005
Expected life in years	6 years
Interest rate	4.54%
Volatility	46.59%
Forfeiture rate	Actual
Expected dividends	-0-
The expected life represents the period of time that options granted are expected to be outstanding. The risk-free rate is based upon the rate for 10 year U.S. Treasury strips. Volatility is based upon the historical volatility of the Company’s stock over the previous six-year period.

Award Type	Method Used to Determine 2006 Compensation Cost
Stock Options:	Estimated using the Black-Scholes Option Valuation method in accordance with SFAS 123R

Time-based Restricted Stock:	Measured using fair value on the grant date Forfeitures assumed to be 12%

Performance Shares/Units:	Performance shares/units are segregated between those shares which are earned based upon a market condition and those which are earned based upon other criteria. Performance shares/units which are dependent upon a market condition are measured using the fair value at the date of grant and a 100% expected achievement level. The fair value of the market based awards is based upon a Monte Carlo Simulation. Performance shares/units which have no market-based earnings criteria are initially measured using fair value at date of award and expected achievement levels on date of grant. Compensation cost is then periodically adjusted to reflect changes in expected achievement through the settlement date.

For the nine months ended September 30, 2006, the fair value of stock options was estimated using the Black-Scholes option valuation model with the following assumptions:

	Quarter Ended	Quarter Ended	Quarter Ended
	September 30,	June 30,	March 31
	2006	2006	2006
Expected life in years	6 years	6 years	6 years
Interest rate	4.61%	5.15%	4.98%
Volatility	56.75%	58.70%	54.82%
Forfeiture rate	25%	25%	25%
Expected dividends	-0-	-0-	-0-
The expected life represents the period of time that options granted are expected to be outstanding. The risk-free rate is based upon the rate for 10 year U.S. Treasury strips. Volatility is based upon the historical volatility of the Company’s stock over the previous six-year period. The forfeiture rate is based upon historical forfeitures of options granted.

The following tables summarize the activity for the nine months ended September 30, 2006.
STOCK OPTIONS

	Outstanding Options
	Nine Months Ended September 30, 2006
		Weighted	Remaining	Aggregate
		Average	Average	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Life (Years)	(In thousands)
Outstanding at December 31, 2005	4,459,050	$10.14
Granted	964,300	12.84
Forfeited or expired	(211,990)	11.84
Exercised	(923,103)	9.02

Outstanding at September 30, 2006	4,288,257	$10.90	5.1	$21,330

Exercisable at September 30, 2006	3,022,637	$10.85	3.8	$15,495

The weighted average grant date fair value of options granted during the nine months ended September 30, 2006 and 2005 was $7.38 and $5.48 per share, respectively. The total intrinsic value (i.e., the fair market value of the underlying stock less exercise price) of options exercised during the nine months ended September 30, 2006 and 2005 was $6.2 million and $3.4 million, respectively.

Cash received for options exercised during the nine months ended September 30, 2006 and 2005 was $8.3 million and $5.5 million, respectively.

	Non-Vested Options
	September 30, 2006
		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2005	782,990	$7.88
Vested	(361,100)	9.46
Forfeited or expired	(120,570)	9.82
Granted	964,300	12.84

Outstanding at September 30, 2006	1,265,620	$11.02

As of September 30, 2006, there was $3.4 million of total unrecognized compensation cost related to non-vested options. That cost is expected to be recognized over a weighted average period of 1.4 years.
TIME- BASED RESTRICTED STOCK

	Non-Vested Outstanding Shares
	Nine Months Ended September 30, 2006
		Weighted	Remaining
		Average	Average	Aggregate
		Grant Date	Contractual	Value
	Shares	Fair Value	Life (Years)	(In thousands)
Outstanding at December 31, 2005	846,174	$6.75
Granted	805,981	14.90
Forfeited or expired	(114,486)	9.51
Vested and released to participants	(76,705)	5.88

Outstanding at September 30, 2006	1,460,964	$11.07	1.79	$16,177

The weighted-average grant date fair value of restricted shares granted during the nine months ended September 30, 2005 was $10.53 per share. The total fair value of awards vesting for the nine months ended September 30, 2006 and 2005 was $0.5 million and $0.7 million, respectively.

As of September 30, 2006, there was $10.4 million of total unrecognized compensation cost related to non-vested time based restricted shares that is expected to be recognized over a weighted-average period of 2.29 years.
PERFORMANCE SHARES

	Non-Vested Outstanding Shares
	Nine Months Ended September 30, 2006
		Weighted
		Average	Aggregate
		Grant Date	Value
	Shares	Fair Value	(In thousands)
Outstanding at December 31, 2005	833,000	$5.59
Granted	—	—
Forfeited or expired	(70,000)	5.64

Outstanding at September 30, 2006	763,000	$5.59	$4,261

The non-vested and outstanding shares displayed in the above table assumes that shares are issued at the maximum performance level (100%). Shares which are earned based upon criteria other than a market condition are assumed issued at 75% of the maximum performance level. The aggregate value reflects the impacts of current expectations of achievement and stock price.

As of September 30, 2006, there was $1.4 million of total unrecognized compensation cost related to non-vested performance shares that is expected to be recognized over a weighted-average period of 1.25 years.
PERFORMANCE-BASED UNITS

	Non-Vested Outstanding Units
	Nine Months Ended September 30, 2006
		Weighted
		Average	Aggregate
		Grant Date	Value
	Units	Fair Value	(In thousands)
Outstanding at December 31, 2005	—	$—
Granted	197,129	15.07
Forfeited or expired	(11,725)	14.71

Outstanding at September 30, 2006	185,404	$15.09	$2,797

The aggregate value reflects the value of performance units given current expectations of performance through the end of the cycle.

The non-vested and outstanding units displayed in the above table assumes that units are issued at the maximum performance level (100%). Units which are earned based upon criteria other than a market condition are assumed issued at 75% of the maximum performance level. The aggregate value reflects the impacts of current expectations of achievement and stock price.

As of September 30, 2006, there was a total of $1.8 million of compensation cost related to non-vested performance unit awards that is expected to be recognized over a weighted-average period of 2.25 years.

Non-Employee Director Compensation Plan – Pursuant to the Company’s Non-Employee Director Compensation policy, on May 16, 2006, the Compensation Committee of the Board of Directors of Global Industries, Ltd. approved the grant of 10,000 shares of restricted stock to each of the non-employee directors. A total of 90,000 restricted shares were awarded to directors in 2006. The restricted stock awards were granted under the Global Industries, Ltd. 2005 Stock Incentive Plan. Under the terms of the restricted stock awards, the forfeiture restrictions on the restricted stock lapse on the earlier of the date of the 2007 annual meeting of shareholders and June 1, 2007, unless sooner forfeited. In addition, the forfeiture restrictions lapse on all of the restricted stock under the award immediately as of the date of a change of control (as defined in the 2005 Stock Incentive Plan) or the non-employee director’s death or disability. The excess tax benefits related to the restricted stock vested during the nine months ended September 30, 2006 was $1.3 million.

During the third quarter of 2006, we purchased 25,324 shares of common stock from directors pursuant to our Non-Employee Director Compensation policy at an aggregate cost of $0.4 million. These transactions involved shares which were surrendered in exchange for the payment of income taxes.

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
Our forward-looking statements speak only as of the date of this Quarterly Report; we disclaim any obligation to update these statements unless required by securities laws, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory, and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:
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

Results of Operations
General
During the first quarter of 2006, our operations management and internal financial reporting were reorganized into five business units: Gulf of Mexico, Latin America, West Africa, Middle East (including India), and Asia Pacific. Each of these business units includes both offshore construction activities and diving activities for a particular region of the world. Management has determined that the Gulf of Mexico business unit includes two reportable segments under SFAS 131, Disclosures About Segments of an Enterprise and Related Information, and has presented six segments in the notes to financial statements and in its discussion in this section of the report: Gulf of Mexico OCD, Gulf of Mexico Diving, Latin America, West Africa, Middle East, and Asia Pacific. All amounts for the comparable period in 2005 have been restated to correspond to the new presentation of segments. The primary effect of this restated presentation of segments is to combine the previously reported OCD and GDMC (i.e., diving) segments for each of the following regions: Latin America, West Africa, and the Middle East. Consequently, total segment revenues for these newly defined segments only includes revenues earned from third parties or other segments as defined under the new regime and no longer includes intercompany diving revenues earned within those geographical regions. Income before taxes for these segments is merely the sum of previously reported OCD and GDMC segments for the region.
Our results of operations are affected by the overall level of activity of the offshore construction industry in the U.S. Gulf of Mexico and in the international regions in which we operate. This overall level of offshore construction activity is principally determined by three factors: (1) the oil and gas industry’s ability to economically justify placing discoveries of oil and gas reserves in production; (2) the oil and gas industry’s need to clear all structures from the lease once the oil and gas reserves have been depleted; and (3) weather events such as major hurricanes. Our results of operations also reflect our ability to win jobs through competitive bidding and manage awarded jobs to successful completion.
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
Offshore Construction
The level of our offshore construction activity in any given period has a significant impact on our results of operations. The offshore construction business is capital and personnel intensive; and, as a practical matter, many of our costs, including the wages of skilled workers, are effectively fixed in the short run regardless of whether or not our vessels are being utilized in productive service. In general, as activity increases, a greater proportion of these fixed costs are recovered through operating revenues; and, consequently, gross profit and margins increase. Conversely, as activity decreases, our revenues decline, but our costs do not decline proportionally, thereby constricting our gross profit and margins. Our activity level can be affected by changes in demand due to economic or other conditions in the oil and gas exploration industry, seasonal conditions in certain geographical areas, and/or our ability to win the bidding for available jobs. Our results of operations depend heavily upon our ability to obtain, in a very competitive environment, a sufficient quantity of offshore construction contracts with sufficient gross profit margins to recover the fixed costs associated with our offshore construction business.
Most of our offshore construction revenues are obtained through international contracts which are generally larger, more complex, and of longer duration than our typical domestic contracts. Most of these international contracts require a significant amount of working capital, are generally bid on a lump-sum basis, and are secured by a letter of credit or performance bond. Operating cash flows may be negatively impacted during periods of escalating activity due to the substantial amounts of cash required to initiate these projects and the normal delays between cash expenditures by the Company and cash receipts from the customer. Additionally, lump-sum contracts are inherently risky and are subject to many unforeseen circumstances and events that may affect productivity. As productivity decreases, with no offsetting decrease in costs or increases in revenue, contract margins erode compared to our bid margins. As a result, our revenues and margins are subject to a high degree of variability.
Claims and change orders are a significant aspect of any construction business and are particularly significant in the offshore construction industry. A claim is an amount in excess of the contract price which a construction contractor seeks to collect from customers or others due to delays, errors in specifications or design, unapproved change orders, or other causes of unanticipated costs caused by the customer or others. A change order is a request to alter the performance of a previously agreed upon construction contract. Change orders may include changes in specifications or design, method or manner of performance, facilities, equipment, site, or the period for completion of the work. Change orders are common in our business due to the nature of offshore construction contracts and sometimes add to the degree of project execution difficulty. A change order usually increases the scope of work but may also decrease the scope and, consequently, the amount of contract revenue and costs which are recognized. Either the customer or the Company may initiate a change order. At the time of initiation, a change order may be approved or unapproved by either party, priced or unpriced, or defined or undefined regarding detailed scope. Even when the scope of work is defined, the associated increase or decrease in contract revenue will often be governed by contract terms or negotiated later, sometimes after the work is performed. We recognize claims and change orders as revenue in accordance with accounting principles generally accepted in the United States.
Diving
Most of our diving revenues are the result of short-term work, involve numerous smaller contracts, and are usually based on a day-rate charge. Financial risks associated with these types of contracts are normally limited due to their short-term and non-lump sum nature. Some diving contracts, especially those related to our newly delivered DSVs, may involve longer-term commitments. However, the financial risks which are associated with these commitments remain low in comparison with our offshore construction activities, due to the day-rate structure of the contracts. Revenues and margins from our diving activities tend to be more consistent than from our offshore construction activities.
Overview
Due to the high energy prices which were experienced during most of 2005 and 2006 and the effects of two major hurricanes which occurred in the U.S. Gulf of Mexico during the latter part of 2005, demand for our offshore construction services increased between the comparable third quarters ended September 30, 2006 and 2005. Income before taxes increased by $75.5 million to $89.4 million in the third quarter of 2006 primarily due to a $79.3 million increase in gross profit which was partially offset by a $5.3 million increase in selling, general, and administrative expenses. Demand for our offshore construction services remained strong during the third quarter of 2006 but began to moderate somewhat from the peak levels of demand which were experienced earlier in the year.

Quarter Ended September 30, 2006 Compared to Quarter Ended September 30, 2005

	2006		2005
		% of		% of	% Change
	Thousands	Revenue	Thousands	Revenue	(Unfavorable)
Revenues	$316,865	100.0%	$168,043	100.0%	89%
Cost of operations	212,027	66.9	142,489	84.8	(49)

Gross profit	104,838	33.1	25,554	15.2	310
Net gain on asset disposal	(2,618)	(0.8)	(2,685)	(1.6)	(2)
Selling, general and administrative expenses	17,570	5.5	12,237	7.3	(44)

Operating income	89,886	28.4	16,002	9.5	462

Other expense:
Interest expense	3,372	1.1	3,278	2.0	(3)
Other (income)	(2,920)	(0.9)	(1,194)	(0.8)	145

Income before taxes	89,434	28.2	13,918	8.3	543
Income taxes	25,765	8.1	9,085	5.4	(184)

Net income	$63,669	20.1%	$4,833	2.9%	1217%

Revenues. Revenues increased by 89% to $316.9 million for the third quarter of 2006 from $168.0 million for the third quarter of 2005 due to modestly higher and more effective utilization of our major construction vessels, an increase in the amount of materials and subcontracted services content in projects performed, and improved pricing in certain segments. Additionally, the entry into service of the REM Commander, the newly built DSV which was delivered to us in June 2006 under long-term charter, also contributed to the increase in revenues. Worldwide utilization of our major construction vessels increased to 59% in the third quarter of 2006 compared to 55% in the same quarter last year, and total diver days in our Gulf of Mexico Diving segment increased by 42% between comparable quarters. A significant portion of the major construction vessel utilization achieved in the third quarter of 2005 was associated with projects with productivity issues. Pricing improved significantly in our Gulf of Mexico Diving and Latin America segments. For a detailed discussion of revenues and income before taxes for each geographical area, see “Segment Information” below.
Depreciation and Amortization in Cost of Operations. The amount of depreciation and amortization expense, including the amortization of dry-docking costs, included in our cost of operations for the quarter ended September 30, 2006 was $12.1 million compared to the $14.3 million included in our cost of operations for the quarter ended September 30, 2005. This decline in depreciation expense between comparable quarters was primarily due to a decline in the utilization of the Hercules, which is depreciated on a units of production basis.
Gross Profit. Gross profit increased by $79.3 million to $104.8 million in the third quarter of 2006. As a percentage of revenues, gross profit increased to 33.1% in the third quarter of 2006 from 15.2% in the third quarter of 2005. This improvement in gross profit margin was the result of improved pricing in certain segments, higher overall utilization of our major construction vessels, and improved productivity in our Latin America segment. These improvements were partially offset by higher costs in certain segments, especially costs related to the retention of skilled labor and critical equipment during this period of high demand.
Net Gains on Asset Disposal. Net gains on asset disposal were $2.6 million in the third quarter of 2006 compared to $2.7 million in the third quarter of 2005. Gains in the third quarter of 2006 included the sale of three crew vessels and two DSVs in our Gulf of Mexico Diving segment. Gains in the third quarter of 2005 included the sale of two DSVs in our Asia Pacific segment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $5.3 million to $17.6 million for the third quarter of 2006 primarily due to increases in expenses related to stock-based compensation and administrative labor. The amount of stock-based compensation expense recognized in the third quarter of 2006 included an increase of $1.7 million related to the planned retirement of the founder and Chairman of the Board of our Company and an increase of $0.9 million related to the adoption of SFAS 123R.
Interest Expense. Interest expense, which was $3.4 million for the third quarter of 2006, remained relatively constant between comparable quarters. Interest expense for the third quarter of 2006 included a $1.7 million inflationary adjustment of a prior year tax expense in our Latin America segment. Interest expense for the third quarter of 2005 included $1.0 million of expense which was related to a tax settlement in Thailand.
Other Expense/Income. Other income increased by $1.7 million to income of $2.9 million in the third quarter of 2006 compared to the $1.2 million for the third quarter of 2005. This improvement between comparable quarters was primarily due to higher interest income which resulted from an increase in average cash balances and higher interest rates.
Net Income. Our net income increased by $58.8 million to $63.7 million in the third quarter of 2006 compared to $4.8 million for the third quarter of 2005 primarily due to an increase in gross profit which was partially offset by an increase in selling, general, and administrative expenses. Our effective tax rate for the third quarter of 2006 was 29% as compared to 65% for the third quarter of 2005. The effective tax rate for the third quarter of 2005 was substantially in excess of 35% primarily due to low earnings and/or losses in certain foreign jurisdictions which are taxed on a deemed profits (i.e., percentage of revenue) basis and/or net operating losses in certain foreign jurisdictions where we did not record a tax benefit. For the third quarter of 2005, on a pro forma basis giving effect to the adoption of SFAS 123R, our net income would have been $0.7 million less than reported for the period. For a detailed discussion of the impact of adopting SFAS 123R on our financial statements, please read Note 16 of the Notes to Condensed Consolidated Financial Statements contained elsewhere in this Quarterly Report.
Segment Information
The following sections discuss the results of operations for each of our reportable segments during the quarters ended September 30, 2006 and 2005.
Gulf of Mexico Offshore Construction Division
Demand for the offshore construction services provided by our Gulf of Mexico OCD segment increased between the comparable third quarters ended September 30, 2006 and 2005 due to the effects of Hurricanes Katrina and Rita and the high energy prices experienced in recent months. Revenues increased by 36% to $61.4 million for the third quarter of 2006 primarily due to an increase in activity. Numerous projects, primarily related to hurricane repairs, were in progress during the third quarter of 2006. Most of the revenues and profits in the third quarter of 2005 were related to one large day-rate project which was supplemented by several smaller projects. Five major construction vessels achieved 75% utilization in the third quarter of 2006 compared to three major construction vessels achieving 76% utilization in the same period last year. Income before taxes increased by $7.5 to $18.5 million for the third quarter ended September 30, 2006. Results for the current year’s quarter reflect respectable project-level-margins, the beneficial effects of a high level of activity, lower repairs and maintenance expenses, and the favorable resolution of claims and change orders on certain projects.

Gulf of Mexico Diving
Due to the same factors which drove demand for our Gulf of Mexico OCD segment, demand for the services performed by our Gulf of Mexico Diving segment also increased significantly between the comparable third quarters ended September 30, 2006 and 2005. Revenues increased by 178% to $40.2 million in the third quarter of 2006 due to an increase in activity, improved pricing, and the entry into service of the REM Commander, the newly built DSV which was delivered in June 2006. Diver days increased by 42% between comparable quarters, and pricing improved significantly though variably throughout the mix of services provided by this segment. Incremental revenues associated with the REM Commander added approximately $7.8 million to the revenues of this segment for the third quarter of 2006. Income before taxes increased by $17.0 million to $23.0 million for the third quarter of 2006 primarily due to the increase in activity. Gross profit margins for this segment increased modestly between comparable quarters as the benefits of improved pricing and higher activity were partially offset by increases in operating costs, especially costs related to the retention of skilled workers, increased use of contract personnel, third-party services, and repairs and maintenance. Most of these costs increased due to the high level of demand in the offshore oil and gas services industry. Repairs and maintenance expense increased primarily due to the high rate of vessel utilization which was achieved in recent quarters. Results for the third quarter of 2006 include a $2.6 million net gain on asset disposals which was primarily related to the sale of three crew vessels and two DSVs in the third quarter of 2006.
Latin America
Demand for the offshore construction services of our Latin America segment increased between the comparable third quarters ended September 30, 2006 and 2005. Revenues increased by 135% between comparable quarters to $163.0 million in the third quarter of 2006 primarily due to improved bid margins, more effective utilization of our major construction vessels, and an increase in the amount of materials and subcontracted services content in the projects performed. Two projects were in progress during the third quarter of 2006 compared to four projects which were in progress during the same period last year. Three major construction vessels achieved 96% utilization in the third quarter of 2006 compared to five major construction vessels achieving 94% utilization in the third quarter of 2005. A substantial portion of the utilization which was achieved in the third quarter of 2005 resulted from off-budget days worked on lump-sum projects with productivity issues spanning the second and third quarters of 2005. These productivity issues did not recur in 2006. Income before taxes increased by $46.3 million to $50.1 million in the third quarter of 2006 primarily due to improved productivity, improved bid margins, and the profitable incorporation of materials and subcontracted vessels and other services into projects performed in 2006.
West Africa
Demand for the offshore construction services of our West Africa segment increased between the comparable third quarters ended September 30, 2006 and 2005. Revenues increased by $46.3 million to $46.3 million in the third quarter of 2006 primarily due to an increase in activity. Three projects had significant activity during the third quarter of 2006 compared to no projects with significant activity in the same period last year. Two major construction vessels achieved 61% utilization in the third quarter of 2006 compared to three vessels achieving less than 1% utilization in the third quarter of 2005. Income before taxes improved by $11.1 million to $5.1 million in the third quarter of 2006 primarily due to the increase in activity. The beneficial effects of increased activity were partially offset by moderate productivity issues on one project and higher costs related to supplies, repairs and maintenance, and third-party support vessels. Results for the third quarter of 2005 were negatively impacted by fixed costs which were not recovered due to the lack of activity.
Middle East
Demand for the offshore construction services provided by our Middle East segment was low in both of the comparable third quarters ended September 30, 2006 and 2005 due in part to the monsoon season in India. Revenues declined by $2.1 million to $1.6 million in the third quarter of 2006 as a slight deterioration in the percentage of completion of one large multi-year project offset an increase in revenues earned from intercompany diving services performed in West Africa. There was no utilization of major construction vessels in either of the comparable quarters. Loss before taxes increased by $1.8 million to a loss of $3.5 million in the third quarter of 2006 primarily due to the decline in revenues.
Asia Pacific
Demand for the offshore construction services provided by our Asia Pacific segment declined between comparable third quarters ended September 30, 2006 and 2005. Revenues declined by 49% to $21.6 million in the third quarter of 2006 primarily due to lower activity. Activity in the third quarter of 2006 primarily consisted of one day-rate project. Activity in the third quarter of 2005 included significant activity on one large multi-year contract which was supplemented by other work performed on a day-rate basis. Four vessels achieved 26% utilization in the third quarter of 2006 compared to four vessels achieving 47% utilization in the same period last year. Income before taxes declined by $5.6 million to a loss of $5.1 million in the third quarter of 2006 primarily due to lower activity. The fixed costs of vessels which returned from temporary assignment in the Middle East were carried by our Asia Pacific segment in the third quarter of 2006. Most of these costs as well as costs related to the Hercules were not recovered during the period due to a lack of activity. Additionally, results for the third quarter of 2005 included a net gain on asset dispositions of $2.7 million which was primarily related to the sale of two DSVs. There were no significant dispositions of assets in this segment during the third quarter of 2006.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

	2006		2005
		% of		% of	% Change
	Thousands	Revenue	Thousands	Revenue	(Unfavorable)
Revenues	$930,763	100.0%	$514,658	100.0%	81%
Cost of operations	676,658	72.7	427,273	83.0	(58)

Gross profit	254,105	27.3	87,385	17.0	191
Loss on asset impairments	4,485	0.5	—	—	—
Reduction in litigation provision	(13,699)	(1.5)	—	—	—
Net gain on asset disposal	(3,125)	(0.3)	(5,300)	(1.0)	(41)
Selling, general and administrative expenses	48,566	5.2	36,912	7.2	(32)

Operating income	217,878	23.4	55,773	10.8	291

Other expense:
Interest expense	7,868	0.8	8,142	1.6	3
Other (income)	(4,013)	(0.4)	(2,740)	(0.6)	46

Income before taxes	214,023	23.0	50,371	9.8	325
Income taxes	69,207	7.4	25,689	5.0	(169)

Net income	$144,816	15.6%	$24,682	4.8%	487%

Revenues. Due to the effects of two major hurricanes in the U.S. Gulf of Mexico and the high energy prices which were experienced during most of 2005 and 2006, demand for our offshore construction services increased between the comparable nine-month periods ended September 30, 2006 and 2005. Revenues increased by 81% to $930.8 million for the first nine months of 2006 due to increased activity, more effective utilization of our major construction vessels, improved pricing in certain segments, and an increase in the amount of materials and subcontracted services content in projects. The entry into service of the REM Commander also contributed to this increase in revenues. Worldwide utilization of our major construction vessels increased to 64% in the first nine months of 2006 compared to 56% in the same period last year, and total diver days in our Gulf of Mexico Diving segment increased by 61% between comparable periods. For a detailed discussion of revenues and income before taxes for each geographical area, see “Segment Information” below.
Depreciation and Amortization in Cost of Operations. The amount of depreciation and amortization expense, including the amortization of dry-docking costs, included in our cost of operations for the nine months ended September 30, 2006 was $38.8 million compared to the $38.2 million included in the nine months ended September 30, 2005. Our major construction vessels, which are depreciated on a units of production basis, were highly utilized in both of the comparable periods.
Gross Profit. Gross profit increased by $166.7 million to $254.1 million in the nine months ended September 30, 2006. As a percentage of revenues, gross profit increased to 27.3% in the first nine months of 2006 from 17.0% in the same period last year. This improvement in gross profit margin was the result of higher activity, improved pricing in certain segments, and improved productivity in our Latin America segment. These improvements were partially offset by higher costs in certain segments, especially costs related to the retention of skilled labor and critical equipment during this period of high demand.
Loss on Asset Impairments. During this period of high demand, we have made every effort to keep our active vessels ready for service and to refurbish idle vessels for re-entry into active service. However, certain of our vessels have reached the end of their economic life such that the current costs associated with compliance with regulatory requirements and/or refurbishment can no longer be economically justified. Consequently, we decided to forego regulatory dry-docking and/or refurbishment on certain vessels and to permanently retire them from service. In connection with this decision, we recorded a $4.5 million loss on asset impairments in the second quarter of 2006 which represents the residual book values of assets retired including the Navajo, Pipeliner 5, and a DSV.
Net Gains on Asset Disposal. Net gains on asset disposal were $3.1 million in the nine months ended September 30, 2006 as compared to $5.3 million in the same period last year. Gains for the first nine months of 2006 included the sale of three crew vessels and two DSVs in our Gulf of Mexico Diving segment. Gains for the first nine months of 2005 included the sale of two DSVs in our Asia Pacific segment and the disposition of a cargo barge in our Middle East segment.
Selling, General and Administrative Expenses. Selling, general, and administrative expenses increased by $11.7 million to $48.6 million in the nine months ended September 30, 2006 primarily due to increases in expenses related to stock-based compensation, administrative labor, and professional fees. Selling, general, and administrative expenses for the first nine months of 2005 included a $2.5 million tax penalty provision in our Latin America segment.
Interest Expense. Interest expense was $7.9 million for the nine months ended September 30, 2006 compared to $8.1 million for the same period last year. Interest expense for the first nine months of 2006 included a $1.7 million inflationary adjustment of a prior year tax expense in our Latin America segment. Interest expense for the first nine months of 2005 included $1.0 million of interest expense which was related to a tax settlement in Thailand.
Other Expense/Income. Other income increased by $1.3 million between comparable periods to $4.0 million in the nine months ended September 30, 2006 primarily due to higher interest income which was partially offset by foreign exchange losses incurred in 2006. Interest income increased between comparable periods due to higher average cash balances and interest rates.
Net Income. Our net income increased by $120.1 million to $144.8 million in the nine months ended September 30, 2006, primarily due to an increase in gross profit which was supplemented by a reduction in a loss provision for litigation and partially offset by a loss on asset impairments, lower gains on the disposition of assets, and an increase in selling, general and administrative expenses as discussed above. Our effective tax rate for the nine months ended September 30, 2006 was 32% as compared to 51% for the same period last year. The effective tax rate for the prior year was substantially in excess of 35% primarily due to low earnings and/or losses in certain foreign jurisdictions which are taxed on a deemed profits (i.e., percentage of revenue) basis and/or net operating losses in certain foreign jurisdictions where we did not record a tax benefit. For the nine months ended September 30, 2005, on a pro forma basis giving effect to the adoption of SFAS 123R, our net income would have been $2.1 million less than reported for the period. For a detailed discussion of the impact of adopting SFAS 123R on our financial statements, please read Note 16 to the Notes to Condensed Consolidated Financial Statements contained elsewhere in this Quarterly Report.
Segment Information
The following sections discuss the results of operations for each of our reportable segments during the nine month periods ended September 30, 2006 and 2005.
Gulf of Mexico Offshore Construction Division
Demand for the offshore construction services provided by our Gulf of Mexico OCD segment increased between the comparable nine-month periods ended September 30, 2006 and 2005 due to the effects of Hurricanes Katrina and Rita and the high energy prices experienced during 2006. Revenues increased 90% to $173.9 million for the nine months ended September 30, 2006 primarily due to a substantial increase in activity. Several vessels which had been temporarily relocated to other segments returned to the Gulf of Mexico between comparable periods. During the first nine months of 2006, the activity of this segment consisted of numerous projects, most of which involved hurricane repair work performed on a day-rate basis, especially during the first six months of the year. During the first nine months of 2005, the activity of this segment consisted of one large day-rate project and numerous small projects. Five major construction vessels achieved 76% utilization during the first nine months of 2006 compared to three major construction vessels achieving 70% utilization in the same period last year. During the first quarter of 2006, the G/P 37 was returned to service after refurbishment following an extended period of idleness, and the Pipeliner 5 was removed from service due to regulatory docking requirements. Income before taxes increased by $17.1 million to $44.7 million. The beneficial effect of the increase in revenues described above was partially offset by (1) an increase in the amount of intercompany Gulf of Mexico Diving segment services billed to projects by our Gulf of Mexico OCD segment with no markup for this segment, (2) increased cost allocations related to the return of vessels which had been temporarily relocated to other segments during the prior year period, (3) increased costs related to the retention and hiring of skilled workers, (4) increased overhead costs, especially third party support tugs, due to high demand, (5) increased costs for insurance, and (6) an increase in the proportion of corporate expenses allocated to this segment.
Gulf of Mexico Diving
Due to the same factors which drove demand for our Gulf of Mexico OCD segment, demand for the services performed by our Gulf of Mexico Diving segment also increased significantly between the comparable nine-month periods ended September 30, 2006 and 2005. Revenues increased by 155% to $97.3 million for the first nine months of 2006 primarily due to an increase in activity and improved pricing. The entry into service of the REM Commander also added approximately $8.1 million to revenues in 2006. Total diver days increased by 61% between comparable periods. Pricing also improved significantly though variably throughout the mix of services provided by this segment. Prices trended higher during the first nine-months of 2006 but are not expected to trend higher during the rest of the year. Income before taxes increased by $24.1 million to $38.6 million in the first nine months of 2006, primarily due to the increase in the overall level of activity. Profit margins declined slightly between comparable periods. The beneficial effect of improved pricing on profit margins was offset by (1) higher labor costs due to wage increases required to retain skilled divers, supervisors, and other personnel during a period of strong demand, (2) increased use of higher cost contract divers and other contract labor due to a shortage of qualified personnel, (3) higher prices for equipment rentals and outside services due to strong demand, and (4) higher repairs and maintenance expense due to high vessel utilization.
Latin America
Demand for the offshore construction services provided by our Latin America segment increased between the comparable nine-month periods ended September 30, 2006 and 2005. Revenues increased by 59% between comparable periods to $369.5 million in the nine months ended September 30, 2006 primarily due to improved bid margins, more effective utilization of our major construction vessels, and an increase in amount of materials and subcontracted services content in projects performed in 2006. There were two large projects with significant activity during the first nine months of 2006 compared to four smaller projects with significant activity during the first nine months of 2005. Three major construction vessels achieved 79% utilization in the nine months ended September 30, 2006 compared to six major construction vessels achieving 82% utilization in the same period last year. A substantial portion of the major construction vessel utilization which was achieved in the first nine months of 2005 resulted from off-budget days worked on lump-sum projects with productivity issues spanning the second and third quarters of 2005. Income before taxes improved by $72.0 million to $77.5 million in the first nine months of 2006 primarily due to a substantial improvement in productivity, improved bid margins, and the profitable incorporation of materials and subcontracted services into the projects performed in 2006. The significant productivity issues which were experienced in this segment during 2005 did not recur in 2006. Financial results for 2006 were negatively impacted by a shortage of skilled diving personnel which necessitated the use of a contract diving service for a significant portion of the diving work performed in this segment during the current year’s period.

West Africa
Demand for the offshore construction services performed by our West Africa segment increased between the comparable nine-month periods ended September 30, 2006 and 2005. Revenues increased by $126.4 million to $135.7 million in the nine months ended September 30, 2006 primarily due to an increase in activity. There were six projects with significant activity during the first nine months of 2006 compared to only one project with significant activity in the first nine months of 2005. Two major construction vessels achieved 57% utilization in the first nine months of 2006 compared to three major construction vessels achieving 4% utilization in the same period last year. Income before taxes improved by $36.4 million to income of $22.9 million in the first nine months of 2006 compared to a loss of $13.5 million in the first nine months of 2005 primarily due to the beneficial effects of increased activity on gross profit and margins which were partially offset by higher costs for support vessels and repairs and maintenance as well as moderate productivity issues on one project in 2006. Results for the prior year were negatively impacted by fixed costs which were not recovered due to a lack of substantial activity in the region.
Middle East
Demand for the offshore construction services performed by our Middle East segment increased between the comparable nine-month periods ended September 30, 2006 and 2005. Revenues increased by 133% to $134.1 million in the nine months ended September 30, 2006 primarily due to an increase in activity. One large multi-year project was in progress during the first nine months of 2006 compared to one smaller but significant project in the prior year’s period. Three major construction vessels from our Asia Pacific segment were temporarily assigned to our Middle East segment to facilitate work performed during the first half of 2006. The number of major construction vessel days worked in our Middle East segment increased by 133% between comparable nine-month periods. Income before taxes increased by $1.7 million to $17.7 million for the nine months ended September 30, 2006 primarily due to the increase in activity. Project level profit margins declined between comparable periods primarily due to a decrease in bid margins. Financial results for 2006 also include a $3.3 million asset impairment loss associated with the retirement of the Navajo. Additionally, financial results for the prior year included a $1.9 million gain on the disposition of a cargo barge.
Asia Pacific
Demand for the offshore construction services performed by our Asia Pacific segment declined between the comparable nine-month periods ended September 30, 2006 and 2005. Revenues declined by 29% to $71.9 million for the first nine months of 2006 primarily due to a decline in activity. During the first nine months of 2006, activity in this segment primarily consisted of work performed on one large multi-year project and one day-rate project. During the first nine months of 2005, the same large multi-year project had a comparable level of activity and was supplemented by activity on several smaller projects and work performed on a day-rate basis. Three major construction vessels were temporarily assigned to our Middle East segment during the current year’s nine month period. Four major construction vessels achieved 27% utilization while available for service in our Asia Pacific segment during the first nine months of 2006 compared to four major construction vessels achieving 47% utilization in the same period last year. The loss before taxes of this segment increased by $1.4 million between comparable periods to a loss of $1.9 million for the nine months ended September 30, 2006, primarily due to the decline in activity. The unfavorable effects of lower activity were partially offset by the transfer of vessel costs to our Middle East segment in connection with the temporary utilization of Asia Pacific major construction vessels by our Middle East segment.

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
We expect that our activity level over the next twelve months will remain high by historical standards but below recent peak levels. Our backlog at September 30, 2006 was $613.2 million. Approximately 49% of this backlog is scheduled to be worked off in the fourth quarter of 2006. We expect that our cash balances and credit facility will provide adequate funding for any increase in working capital to the extent it occurs in advance of increases in our cash flows from operations. Capital expenditures for the remainder of 2006 are currently expected to be approximately $15.0 million. Capital expenditures for 2007 are currently expected to be between $50.0 million and $60 million.
Cash Flow
Our cash balance increased by $61.3 million to $188.5 million at September 30, 2006 from $127.1 million at December 31, 2005. Our operating activities generated $88.6 million of cash during the nine months ended September 30, 2006 and used $2.8 million of cash during the nine months ended September 30, 2005. This improvement in operating cash flows was primarily due to improved profitability between comparable periods. Working capital increased by $156.1 million during the first nine months of 2006 to $388.1 million at September 30, 2006 primarily due to higher activity and improved profitability.
Investing activities resulted in a $31.7 million net use of cash. Proceeds from the sale of assets supplemented by cash on hand, funded capital expenditures of $35.8 million. We estimate that the cost to complete capital expenditure projects in progress at September 30, 2006 will be approximately $35.0 million. These capital expenditures are related to the purchase of and/or upgrades to vessels, diving systems, and other offshore construction equipment.
As of September 30, 2006, we had purchased 3.7 million shares of our common stock pursuant to our $30.0 million stock repurchase program at a total cost of $24.1 million. We did not repurchase any securities pursuant to our $30.0 million stock repurchase program during the third quarter of 2006. Our credit facility described below limits stock repurchases.
Long-Term Debt
Long-Term debt outstanding at September 30, 2006 (including current maturities) includes $73.3 million of Title XI bonds and no amounts drawn against our revolving credit facility.
Our outstanding Title XI bonds mature in 2025. The bonds carry an interest rate of 7.71% per annum and require semi-annual principal payments of $2.0 million, plus interest. The agreement pursuant to which the Title XI bonds were issued contains certain covenants, including the maintenance of minimum working capital and net worth requirements. If these covenants are not met, additional covenants become applicable that restrict our operations and our ability to pay cash dividends. At September 30, 2006, we were in compliance with the covenants associated with our Title XI bonds.
On June 30, 2006, we entered into the Third Amended and Restated Credit Agreement (the “Credit Agreement”). As compared to the credit facility which it replaced, the Credit Agreement increased our overall borrowing capacity, reduced the interest rate premiums (“spreads”) to be paid on our borrowings, reduced fee rates for letters of credit, increased the number of subsidiaries allowed to borrow under the facility, extended the term of the facility, and reduced the scope of certain covenants applicable under the agreement. The Credit Agreement, which is a $130 million revolving credit facility with optional provisions for expansion to $150 million, replaces the previous $85 million credit facility that would have matured in March 2008. The Credit Agreement matures on June 30, 2011. The entire facility is available for the issuance of letters of credit and direct cash advances. The Credit Agreement permits borrowings based on a floating spread over prime rate or London Interbank Offered Rate (“LIBOR”). The spreads can range from 0% to 1.75% and 0.75% to 2.75% for prime rate and LIBOR-based borrowings, respectively, based upon certain of our financial ratios. Common stock of our subsidiaries, certain real estate, and the majority of our vessels collateralize the loans under the Credit Agreement. The Credit Agreement is subject to certain covenants including a requirement to maintain a minimum level of net worth and compliance with minimum fixed charge coverage and maximum leverage ratios. In consideration for the Credit Agreement, we paid a $406,000 fee. At September 30, 2006, we were in compliance with all of the covenants associated with our credit facility and had no borrowings, $59.7 million of letters of credit outstanding, and $70.3 million of credit availability under the Credit Agreement.
Other Indebtedness and Obligations
We also have a $16.0 million short-term credit facility at one of our foreign locations which is secured by a letter of credit issued under our primary credit facility. Additionally, in the normal course of business, we provide guarantees and performance, bid, and payment bonds pursuant to agreements or in connection with bidding to obtain such agreements to perform construction services. All of these guarantees are secured by parent company guarantees. The aggregate amount of these guarantees and bonds at September 30, 2006 was $100.4 million in surety bonds and $59.7 million in bank guarantees/letters of credit. The surety bonds and bank guarantees/letters of credit were due to expire between October 2006 and April 2008 and between October 2006 and December 2009, respectively.
We have a long-term charter of the Titan 2, a 456-foot self-propelled twin-hulled derrick ship. The vessel charter payments are approximately $6.1 million annually. The charter term is 120 months expiring in August 2013. This charter can be canceled by us at anytime, subject to a termination penalty of the transfer to the vessel owner of title to our dynamic positioning (“DP”) system used on the vessel. The DP system was purchased and installed on the Titan 2 at our cost in the first quarter of 2002 for a total cost of $8.9 million.
In December of 2005, we entered into a long-term charter for a newly built DSV which was delivered in June 2006. This charter, which includes a five-year fixed term and five one-year options, requires monthly payments denominated in Norwegian kroners at an annual rate of approximately 63.1 million kroners (or $9.7 million as of September 30, 2006). During the first quarter of 2006, we entered into a long-term charter for a second newly built DSV which was delivered in October 2006. This charter, which includes a three-year fixed term and four one-year options, requires monthly payments denominated in Norwegian kroners at an annual rate of approximately 78.5 million kroners (or $12.1 million as of September 30, 2006). As of September 30, 2006, we had entered into forward exchange agreements which will enable the Company to fulfill its remaining non-cancellable Norwegian kroner obligations under these charters at an average rate of 6.31 kroners per U.S. dollar.

Liquidity Outlook
During the next twelve months, we expect that our cash balances, supplemented by cash generated from operations and amounts available under our Credit Agreement, will be sufficient to fund our operations (including increases in working capital required to fund any increases in activity levels), scheduled debt retirement, and planned capital expenditures. In addition, we will continue to evaluate the divesture of assets which are no longer critical to our operations in order to reduce our operating costs and maintain our strong financial position.
Over the next few years, we expect cash from operations, supplemented by proceeds from long-term debt and/or equity issuances, to provide sufficient funds to finance our operations, maintain our fleet, and expand our business as opportunities arise. As we have done historically, we regularly evaluate the merits of opportunities which arise for the acquisition of equipment or businesses and may require additional liquidity if we decide to pursue such opportunities. For flexibility, we maintain a shelf registration statement that as of November 3, 2006 permits the issuance of $365.8 million of debt and equity securities.
In the long run, the liquidity of the Company will be determined by management’s ability to earn operating profits which are sufficient to cover our fixed costs, especially vis-à-vis debt, and to provide a reasonable return on shareholders’ investment. We believe that earning such operating profits will enable the Company to maintain its access to favorably priced debt, equity, and/or other financing arrangements which may be required to finance our operations, maintain our fleet, and/or expand our business. Our ability to earn operating profits in the long run will be determined by, among other things, the continued viability of the oil and gas energy industry, commodity price expectations for crude oil and natural gas, the competitive environment of the markets in which we operate, and our ability to win bids and manage awarded projects to successful completion. For additional information regarding our operating profits, please refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations, included elsewhere in this Quarterly Report.

Industry and Business Outlook
We believe that our worldwide activity level over the next twelve months will remain relatively high by historical standards but will moderate somewhat from the peak levels of activity which we experienced offshore Mexico and in the U.S. Gulf of Mexico during the first nine months of 2006. As a result of having a smaller percentage of our work for next year in backlog at this time compared to last year, we have less visibility of next year’s revenues. Demand for our offshore construction services, particularly in international regions, is generally not immediately affected by short-term volatility in U.S. domestic oil & gas prices; and while energy prices have declined from record levels in recent weeks, those commodity prices remain at relatively high levels which support our long-term outlook for the offshore construction industry.
Demand for hurricane-related repair work in the Gulf of Mexico has moderated somewhat from earlier in the year. Hurricane repair work has transitioned from a crisis mode during the immediate aftermath of the storms to a normalized though high level of activity with more rational pricing. We believe that the continuation of hurricane repair and salvage work and the commencement of previously planned projects which were postponed due to the storms will provide good opportunities for our Gulf of Mexico segments during the next twelve months. Due to the prevalence of day-rate and short-term contractual arrangements in these segments, our backlog and bidding activity statistics do not provide a good indication of the level of demand for our services in the U.S. Gulf of Mexico.
Demand for the offshore construction services of most of our international segments also remains strong by historical standards although we do not expect to repeat in 2007 the same level of activity we are currently experiencing in Latin America. At September 30, 2006, $558.9 million of our $613.2 million worldwide backlog related to work to be performed in international regions. International bidding activity in the third quarter of 2006 was higher than the average level of bidding activity in 2005 but was lower than the levels of bidding activity which occurred during the first half of 2006.
During the third quarter of 2006, we decided to transfer the Hercules and one cargo barge from our Asia Pacific segment to our West Africa segment. The mobilization of these vessels, which began in September of 2006, is expected to cost approximately $7.3 million, of which $1.1 million was incurred in the third quarter of 2006 and $6.2 million is expected to be incurred in the fourth quarter of 2006.
Critical Accounting Policies and Estimates
For a discussion of critical accounting policies and estimates, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2005, which discussion is incorporated herein by reference.

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
From time to time, we also make significant contractual commitments which are denominated in foreign currencies. At September 30, 2006, we had significant contractual commitments which were denominated in Norwegian kroners and euros.
Our Norwegian kroner commitments at September 30, 2006, which result from two long-term vessel charters, will require the use of 535.2 million kroners (or $82.5 million as of September 30, 2006) over the next five years. As of September 30, 2006, we had hedged all of our non-cancellable Norwegian kroner commitments related to these vessel charters at an average rate of 6.31 kroners per dollar and were no longer exposed to the risk of fluctuations in the kroner/dollar exchange rate.
Our euro commitments, which result from commitments to purchase equipment, will require the use of 26.0 million euros (or $32.9 million as of September 30, 2006) over the next two years. As of September 30, 2006, we had hedged these euro commitments at an average rate of 1.32 dollars per euro and were not exposed to the risk of fluctuations in the euro/dollar exchange rate.
Hedge accounting treatment for the derivative financial instruments which are associated with the Norwegian kroner and euro hedges described above is dependent upon whether or not these hedges are considered to be effective as defined in SFAS 133, Accounting for Derivative Instruments and Hedging Activities. If these hedges become ineffective as defined by SFAS 133, we will be required to include the changes in fair market value of these instruments in our results of operations. For more information about our derivative positions, please read Notes 13 and 14 of the Notes to Condensed Consolidated Financial Statements contained elsewhere in this Quarterly Report.
As of September 30, 2006, we had no amounts drawn against our revolving credit facility and had no hedging instruments with respect to interest rates.
Additional quantitative and qualitative disclosures about market risk are in Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2005.

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
Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2006 to provide reasonable assurance that material information relating to our company is made known to management on a timely basis. There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
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

Type of Tax	Amount
(In millions)
Income taxes	$3.1
Value added taxes	0.8
Penalties, interest and inflationary charges	1.7

Total	$5.6

We plan to amend our Mexican tax returns for 2000 and 2001 to adjust them for revenue which was recognized for tax purposes in 1999 pursuant to the aforementioned settlement and thereby receive a credit for the income and value added taxes listed in the table above. In the third quarter of 2006, we recorded a $1.7 million provision for inflationary adjustments related to these amended returns for 2000 and 2001.
Pursuant to a tax audit of a Nigerian subsidiary of the Company for the years of 1998 through 2003, tax authorities in Nigeria have issued a payroll tax assessment against the Company in the amount of $24.4 million. The assessment alleges that certain persons were working on projects in Nigeria and were subject to payroll taxes which were not paid. However, due to the specific persons listed in the assessment and the periods of time which they are alleged to have worked in Nigeria, we believe that this claim is substantially without merit. We recorded a reserve of $0.1 million for this assessment in the second quarter of 2006. This reserve reflects management’s best estimate for our Nigerian payroll tax liability associated with this assessment. In October 2006, we received a formal demand for payment from the Nigerian tax authorities and believe that this matter will ultimately be resolved by litigation.
Our operations are subject to the inherent risks of offshore marine activity including accidents resulting in the loss of life or property, environmental mishaps, mechanical failures, and collisions. We insure against certain of these risks. We believe our insurance should protect us against, among other things, the accidental total or constructive total loss of the fair market value of our vessels. We also carry workers’ compensation, maritime employer’s liability, general liability, and other insurance customary in our business. All insurance is carried at levels of coverage and deductibles that we consider financially prudent. Recently, our industry has experienced a tightening in the builders’ risk market and the property market subject to named windstorms, which has increased deductibles and reduced coverage.
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
Item 1A. Risk Factors.
In addition to the information set forth in other parts of this Quarterly Report and the factors discussed in Part I, “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2005, you should consider carefully the additional or revised risks that are set forth below which could materially affect our business, financial condition, or future results of operations. The risks described in our Annual Report on Form 10-K and herein are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.
Risks Relating To Our Business
Our business is capital intensive, and our ability to finance our business depends on generating sufficient cash flow from our operations.
We require substantial capital to fund our working capital, capital expenditures, and other cash needs. Our ability to generate cash depends on demand for construction services by the oil and gas industry as a result of the levels of capital expenditures by oil and gas companies and on competitive, general economic, financial, and many other factors that are beyond our control. It is important that we successfully perform our marine construction projects, continue to obtain additional projects, and collect payments for the work we perform. We cannot provide assurance that we will always be able to generate sufficient operating cash flow to provide us with the working capital required to support our operations, and we may experience periodic cash demands that exceed our operating cash flow. Our failure to generate sufficient operating cash flow to provide adequate working capital would have a material adverse effect on our business, results of operations, and financial condition.
We may experience difficulties resolving claims and variation orders, which may adversely impact our cash flows.
In the ordinary course of our business, we must negotiate with our clients to resolve claims and change orders. A “claim” is an amount in excess of the agreed contract price (or amount not included in the original contract price) that we seek to collect from our clients or others for client-caused delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs. A “change order” is a change to the scope of a project contract, which may be initiated by either us or our client. It is customary that, where a variation to the project scope or specifications is required, we continue to execute the project to completion although we may not have precise agreement with our client on the financial responsibilities of all parties. We often try to resolve these later by negotiating claims and change orders. If we are unable to resolve claims and change orders with our client satisfactorily, our profit from the project could be adversely affected. Claims and change orders often reduce our cash flow from a project since we fund work or pay expenses related to claims and change orders that are not reimbursed by our customers immediately, if at all.

There might be delays or cancellation of projects included in our backlog.
As of September 30, 2006, our backlog of construction contracts amounted to approximately $613.2 million. Our backlog includes signed contracts, letters of intent that are not materially qualified or contingent, and change orders to the extent of the lower of cost or probable recovery. The dollar amount of our backlog does not necessarily indicate future revenues or earnings related to the performance of that work. Although the backlog represents only business that we consider to be firm, cancellations, delays or scope adjustments have occurred in the past and are likely to occur in the future. Due to factors outside our control, such as changes in project scope and schedule, we cannot predict with certainty when or if projects included in our backlog will be performed.
We may experience equipment or mechanical failures, which could increase costs, reduce revenues and result in penalties for failure to meet project completion requirements.
The successful execution of contracts requires a high degree of reliability of our vessels, barges and equipment. The average age of our fleet as of September 30, 2006 was twenty-seven years. Breakdowns not only add to the costs of executing a project, but they can also delay the completion of subsequent contracts, which are scheduled to utilize the same assets. We operate a scheduled maintenance program in order to keep all assets in good working order, but despite this breakdowns can occur.
Our operations could suffer with the loss of one of our senior officers or other key personnel.
Our success depends heavily on continued services of our senior management and key employees. Our officers and key personnel have extensive experience in our industry, so if we were to lose any of our key employees or executive officers, our operations could suffer. For example, we recently announced that William J. Dore, our founder and Chief Executive Officer, has elected to retire from active management of our company. We also announced that B.K Chin has been named Chief Executive Officer of our company effective October 1, 2006. Although Mr. Dore will continue to serve as Executive Chairman of our Board of Directors until May 2007, we may experience difficulties related to this transition in senior management, which could adversely impact our operations.
We operate in countries where corrupt behavior exists that could impair our ability to do business in the future.
We and our affiliates operate in countries where governmental corruption has been known to exist. While we and our subsidiaries are committed to conducting business in a legal and ethical manner, there is a risk of violating either the U.S. Foreign Corrupt Practices Act laws or legislation promulgated pursuant to the 1997 OECD Convention on Combating Bribery of Foreign Public Officials in International Business Transactions or other applicable anti-corruption regulations that generally prohibit the making of improper payments to foreign officials for the purpose of obtaining or keeping business. Violation of these laws could result in monetary penalties against us or our subsidiaries and could damage our reputation and, therefore, our ability to do business.
Our revenues are subject to a significant number of tax regimes, and changes in the tax legislation or the rules implementing tax legislation or the regulator enforcing those rules or legislation in any one of these countries could negatively and adversely affect our results of operations.
We operate in many countries and are therefore subject to the jurisdiction of numerous tax authorities, as well as cross-border treaties between governments. Our operations in these countries are taxed on different bases, including net income, net income deemed earned, and revenue based withholding. We determine our tax provision based on our interpretation of enacted local tax laws and existing practices, and use assumptions regarding the tax deducibility of items and recognition of revenue. Changes in these assumptions could impact the amount of income taxes that we provide for any given year and could adversely affect our result of operations.
Our internal controls may not be sufficient to achieve all stated goals and objectives; existing deficiencies may not be adequately remediated prior to yearend.
Our internal controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of internal controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the internal controls over financial reporting and to assert annually in our Annual Report on Form 10-K, whether the internal controls over financial reporting at yearend are effective. Any material weakness in internal controls over financial reporting existing at that date will preclude management’s making a positive assertion. We are currently documenting and testing our internal controls to ensure compliance with Section 404. While our review continues, to date the Company has not identified any material weaknesses in its internal control as defined by the Public Company Accounting Oversight Board. During the course of these activities, the Company, however, has identified certain internal control issues and deficiencies which management believes should be improved and corrected. Management has a remediation plan for these issues and is working to have completed its remediation and testing prior to the end of the year. There can be no assurance, however, that all of the identified issues and deficiencies, or any other issues that may arise from continued testing, will be resolved in time by yearend, in which case management may not be able to make the required assertion that our internal controls over financial reporting are effective.
Item 6. Exhibits.

* 15.1	-	Letter regarding unaudited interim financial information

* 31.1	-	Section 302 Certification of CEO, B. K. Chin

* 31.2	-	Section 302 Certification of CFO, Peter S. Atkinson

* 32.1	-	Section 906 Certification of CEO, B. K. Chin

* 32.2	-	Section 906 Certification of CFO, Peter S. Atkinson

*	Included with this filing

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

GLOBAL INDUSTRIES, LTD.
By:	/s/ PETER S. ATKINSON
Peter S. Atkinson
President and Chief Financial Officer (Principal Financial and Accounting Officer)

November 8, 2006

Index to Exhibits
Exhibits.

* 15.1	-	Letter regarding unaudited interim financial information

* 31.1	-	Section 302 Certification of CEO, B. K. Chin

* 31.2	-	Section 302 Certification of CFO, Peter S. Atkinson

* 32.1	-	Section 906 Certification of CEO, B. K. Chin

* 32.2	-	Section 906 Certification of CFO, Peter S. Atkinson

*	Included with this filing