Form 10-K
period 2006-12-31
GLOBAL INDUSTRIES LTD
filed 2007-03-01
CIK 895663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition period from                      to
Commission File Number 0-21086
Global Industries, Ltd.
(Exact Name of Registrant as Specified in Its Charter)

LOUISIANA (State or Other Jurisdiction of Incorporation or Organization)	72-1212563 (I.R.S. Employer Identification Number)

8000 Global Drive Carlyss, Louisiana (Address of Principal Executive Offices)	70665 (Zip Code)
Registrant’s telephone number, including area code: (337) 583-5000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock ($0.01 par value)	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☑ NO ☐
     Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐ NO ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑ NO ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☑                    Accelerated Filer ☐                    Non-accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)  YES ☐ NO ☑
     The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2006 was $1,492,632,473 based on the last reported sales price of the Common Stock on June 30, 2006 on the NASDAQ Stock Market.
     The number of shares of the registrant’s Common Stock outstanding as of February 23, 2007, was 116,266,244.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 16, 2007 are incorporated by reference into Part III hereof.

GLOBAL INDUSTRIES, LTD.
INDEX — FORM 10-K

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
     In addition, various statements in this Annual Report, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. Those forward-looking statements appear in Item 1 — “Business” in Part I of this Annual Report and in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to consolidated financial statements in Item 8 of Part II of this Annual Report and elsewhere in this Annual Report. These forward-looking statements speak only as of the date of this Annual Report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory, and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:
•	fluctuations in the prices of or demand for oil and gas;

•	the level of offshore drilling activity;

•	operating hazards;

•	industry conditions;

•	foreign exchange and currency fluctuations;

•	changes in laws and regulations;

•	acquisition or divestitures;

•	environmental matters; and

•	the availability of capital resources.
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

PART I
ITEM 1. BUSINESS
     We provide construction services including pipeline construction, platform installation and removal, diving services, and construction support to the offshore oil and gas industry in the United States Gulf of Mexico and in selected international areas. Unless the context indicates otherwise, all references to “we,” “us,” “our,” or “the Company” refer to Global Industries, Ltd. and its consolidated subsidiaries.
     We began as a provider of diving services to the offshore oil and gas industry over thirty years ago and have used selective acquisitions, new construction, and upgrades to expand our operations and assets. On December 31, 2006, our fleet included fourteen major construction vessels, three cargo launch barges, ten dive support vessels (DSVs), and one other miscellaneous offshore support vessel. All of these vessels, with the exception of a newly delivered DSV which was idle during initial rig up, were used in productive service for the Company in 2006. Our major construction vessels, which include eleven barges, two ships, and one small waterplane area twin hull (SWATH) vessel, have various combinations of pipelay, pipebury, derrick, and dive support capabilities. Our DSVs include two large, newly-built vessels which were delivered to the Company during 2006 under long-term charter agreements.
DESCRIPTION OF OPERATIONS
     We are a leading offshore construction company offering a comprehensive and integrated range of marine construction and support services in the U.S. Gulf of Mexico, Latin America, West Africa, the Middle East (including the Mediterranean and India), and Asia Pacific regions. These services include pipeline construction, platform installation and removal, subsea construction, project management, and diving services.
     We are equipped to provide services from shallow water to water depths of up to 10,000 feet. As exploration companies have made considerable commitments and expenditures for production in water depths over 1,000 feet, we have invested in vessels, equipment, technology, and skills to increase our abilities to provide services in this growing deepwater market.
     Our business consists of two principal activities:
•	Offshore Construction Services, which includes pipeline construction and platform installation and removal services; and

•	Diving Services, which includes diving and marine support services.
     For financial information regarding our operating segments and the geographic areas in which we operate, please see Note 19 of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report.
Recent Business Developments
     During the first quarter of 2007, we decided to forego dry docking and/or refurbishment of certain vessels in our fleet and to permanently retire them from service due to (1) escalating dry-docking costs which are being experienced during this most recent period of high demand in the offshore energy industry, (2) escalating costs for repairs and maintenance on these vessels due to their advanced age, (3) difficulty in obtaining replacement parts, and (4) declining marketability of the vessels. In connection with our decision to retire one major construction vessel, the Tonkawa, four dive support vessels, and other ancillary construction equipment, we recorded a $4.4 million loss on asset impairments in the fourth quarter of 2006. All five of these vessels, which are due to be scrapped in 2007, have been removed from the vessel counts and descriptions included in this Annual Report.

     Offshore Construction Services
     Our offshore construction services include pipelay, derrick, and related services. We are capable of installing steel pipe by either the conventional or the reel method of pipelaying using either manual or automatic welding processes. With the conventional method, 40-foot to 60-foot segments of up to 60-inch diameter pipe are welded together, x-ray tested and corrosion coated on the deck of the pipelay vessel. Each segment of pipe is connected to the prior segment of pipe and then submerged in the water as the vessel is moved forward by its anchor winches, or in some instances onboard thrusters. This process is repeated until the desired length of pipe has been laid. In good weather conditions and shallow water, our vessels can install approximately 400 feet per hour of small diameter pipe using the conventional pipelay method. As pipe diameter increases, water depth increases, and weather conditions become less favorable, our rate of pipeline installation declines. The conventional method of pipeline construction is still the preferred method for laying pipelines in certain situations, especially in shallow water where pipeline burying is required and can be performed simultaneously with the laying of pipe. We have the ability to install pipelines using the conventional method in the U.S. Gulf of Mexico, Latin America, West Africa, the Middle East, and Asia Pacific regions. Several of our vessels employ dynamic positioning technology, which uses onboard thrusters in conjunction with global positioning system technology to enable a vessel to remain on station or move with precision without the use of anchors.
     We are also capable of installing pipelines using the reel method of pipeline construction. Under the reel method, welding and testing are performed onshore, and then the pipe is spooled in one continuous length onto a large reel on a specially designed major construction vessel. Once the vessel is in the proper position offshore, the pipe is unspooled onto the ocean floor as the vessel moves forward. This method of pipeline construction is generally used for pipelines with diameters of 12.0 inches or less and is especially well suited for deep water where pipeline burying is not required and for seasons with inclement weather since offshore installation can be performed quickly between periods of rough weather. The pipeline construction services which we perform by the reel method are primarily performed in the U.S. Gulf of Mexico.
     In the Gulf of Mexico, The United States Department of Interior Minerals Management Service (MMS) requires the burial of all offshore oil and gas pipelines that are greater than 8.75 inches in diameter and located in water depths of 200 feet or less. We believe we have the equipment and expertise necessary for our customers to comply with MMS regulations. Regulations also require that these pipelines be periodically inspected, repaired, and if necessary, reburied. Inspection requires extensive diving or remotely operated vehicle (ROV) services, and rebury requires either hand-jetting by divers or the use of one of our major construction vessels and a jet sled (a large machine, typically towed behind a major construction vessel, which uses powerful streams of water to bury a pipeline as the vessel moves forward).
     All of our major construction vessels are equipped with cranes designed to lift and place equipment into position for installation. Nine of these vessels are capable of lifts of 500 tons or more, making them suitable for very heavy lifts such as offshore platform installations. In addition, the vessels can be used to disassemble and remove platforms and prepare them for salvage or refurbishment. We expect demand for Gulf of Mexico abandonment services to increase as more platforms are removed due to MMS regulations relating to the abandonment of wells and removal of platforms. Current MMS regulations require platforms to be removed within twelve months after production ceases and that the site be restored to meet stringent standards. According to MMS, in February 2007 there were approximately 4,000 platforms on active leases in U.S. waters of the Gulf of Mexico.
Diving Services
     Demand for diving services covers the full life cycle of an offshore oil and gas property, including supporting exploration, installing pipelines for production and transportation, performing periodic inspections of pipelines and platforms, performing repairs and maintenance to pipelines and platforms, and, ultimately, performing salvage and site clearance services. To support our diving operations, we operate a fleet of five DSVs domestically and five DSVs internationally. We have recorded the deepest working dive in the Gulf of Mexico at 1,075 feet.

     For the Gulf of Mexico, the MMS requires that all offshore structures have extensive and detailed inspections for corrosion, metal thickness, and structural damage every five years. As the age of the offshore infrastructure increases, we anticipate that demand for inspections, repairs, and wet welding technology will increase over the next three to five years.
     For diving projects involving long-duration and deepwater dives to 1,500 feet, we use saturation diving systems that maintain an environment for the divers at the subsea water pressure at which they are working until the job is completed. Saturation diving allows divers to make repeated dives without decompressing, thereby reducing the time necessary to complete the job and reducing the diver’s exposure to the risks associated with frequent decompression. At December 31, 2006, we owned fourteen saturation diving systems. Two of our largest saturation diving systems are capable of maintaining an environment simulating subsea water pressures to 1,500 feet. Our pipelay and derrick operations create captive demand for our saturation diving services, for which divers are highly compensated. This ability to offer our divers saturation diving work helps us to attract and retain qualified and experienced divers.
     We have been at the forefront in the development of many underwater welding techniques. Underwater welds are made by two methods: dry hyperbaric welding and wet welding. In dry hyperbaric welding, a customized, watertight enclosure is engineered and fabricated to fit the specific requirements of the structural joint or pipeline requiring repairs. The enclosure is lowered into the water, attached to the structure, and then the water is evacuated, allowing divers to enter the chamber and perform dry welding repairs. Wet welding is accomplished while divers are in the water, using specialized welding rods. Wet welding is less costly because it eliminates the need to construct an expensive, customized, single-use enclosure. We believe that we have been a leader in improving wet welding techniques and that we have satisfied the technical specifications for customers’ wet welded repairs in water depths to 325 feet. Our Research and Development Center includes a hyperbaric facility capable of simulating wet or dry welding environments for water depths of up to 1,200 feet so that welds can be performed and tested to assure compliance with the customer’s technical specifications.
     We also operate other offshore support vessels (OSVs) internationally to support our offshore construction services and also offer time charters to the offshore service industry.
Raw Materials
     Our offshore construction activities require raw materials, such as carbon and alloy steels in various forms, welding gases, paint, fuels and lubricants, which are available from many sources. We do not depend on a single supplier or source for any of these materials. Although shortages of some of these materials and fuels have existed from time to time, no material shortage currently exists. However, steel prices are volatile, and shortages may occur from time to time.
Customers and Contracts
     Our customers are primarily oil and gas producers and pipeline companies. During the year ended December 31, 2006, we provided offshore marine construction services to approximately eighty customers. Our largest single customer in any one of the last three years, Petroleos Mexicanos (PEMEX), accounted for 40% of consolidated revenues in 2006. The loss of these revenues could have a material adverse effect on our Latin America segment and the Company.
     The level of construction services required by any particular customer depends on the size of that customer’s capital expenditure budget devoted to construction projects in a particular year. Consequently, customers that account for a significant portion of revenues in one fiscal year may represent an immaterial portion of revenues in subsequent fiscal years. Our traditional contracts are typically of short duration, being completed in one to five months. Engineering, Procurement, Installation and Commissioning contracts (EPIC), turnkey contracts, and certain international contracts may be performed over time periods exceeding one year.

     Contracts for work in the Gulf of Mexico are typically awarded on a competitive bid basis with customers usually requesting bids on projects one to three months prior to commencement. However, for projects in water depths greater than 1,000 feet, turnkey projects, and projects in international areas, the elapsed time from bid request to commencement of work may exceed one year. Our marketing staff contacts offshore operators known to have projects scheduled to ensure that we have an opportunity to bid for the projects. Most contracts are awarded on a fixed-price basis, but we also perform work on a cost-plus or day-rate basis, or on a combination of such bases. We attempt to qualify our contracts so we can recover the costs of certain unexpected difficulties and the costs of weather-related delays.
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
     Major international competitors include Acergy S.A., Allseas Marine Contractors, S.A., Heerema S.A., J. Ray McDermott, Saipem S.p.a., Subsea 7, and Technip, S.A. Some of these international competitors also bid and compete for projects in the U.S. Gulf of Mexico. In addition, internationally, there are numerous other regionalized competitors with whom we compete directly. Domestic competition for deepwater projects in the U.S. Gulf of Mexico includes Allseas Marine Contractors, S.A., Helix Energy Solutions Group, Inc., Heerema S.A., and J. Ray McDermott S.A. Our competitors for shallow and intermediate water domestic projects include Helix Energy Solutions Group, Inc. and many smaller companies including Bisso Marine Company, Chet Morrison Contractors, Inc., Horizon Offshore, Inc. and Offshore Specialties Fabricators, Inc. Many shallow and intermediate water companies compete primarily based on price.
Backlog
     Our backlog of construction contracts includes signed contracts, letters of intent that are not materially qualified or contingent, and change orders to the extent of the lower of cost or probable recovery. As of December 31, 2006, our backlog amounted to approximately $457.9 million ($25.5 million for the U.S. Gulf of Mexico and $432.4 million for international operations), compared to our backlog at December 31, 2005 of $576.1 million ($38.3 million for the U.S. Gulf of Mexico and $537.8 million for international regions). Our December 31, 2006 backlog is scheduled to be worked off as follows: $421.5 million in 2007 and $36.4 million in 2008. Due to the prevalence of day-rate and short-term contractual arrangements in the U.S. Gulf of Mexico, our backlog and bidding activity statistics do not provide a good indication of the level of demand for our services in this region. We do not consider the backlog amounts in any region to be a reliable indicator of future earnings.
Factors Affecting Demand
     Our level of offshore construction activity primarily depends upon the capital expenditures of oil and gas companies and foreign governments for construction services associated with offshore oil and gas exploration, development, and production projects. Numerous factors influence these expenditures, including the following:
•	oil and gas prices, along with expectations about future prices;

•	the cost of exploring for, producing, and delivering oil and gas;

•	the terms and conditions of offshore leases;

•	the discovery rates of new oil and gas reserves in offshore areas;

•	the ability of businesses in the oil and gas industry to raise capital; and

•	local and international political and economic conditions.

     Please read Item 1A, “Risk Factors,” for further information on factors affecting demand.
Patents
     We own or are the licensee of a number of patents in the United States and in other countries related to pipelaying. For example, we own United States Patent Number 6,328,502. This patent involves a novel barge system for laying deep water subsea pipelines either by means of reeled pipe or conventional pipelaying procedures and covers several features incorporated into the Hercules. We are currently pursuing patent protection for this invention in a number of foreign countries. We have also obtained technology by acquiring the assets of other companies, through license agreements with other companies, and through certain aspects of the Chickasaw’s reel technology. While our continuing technical operations are not materially dependent on any one or more of our licenses or patent rights, these rights do enhance our competitive position by allowing us to offer a more efficient package of services to our customers.
Employees
     Our work force varies based on our workload at any particular time. During 2006, the number of our employees ranged from a low of 2,768 to a high of 3,279, and as of December 31, 2006, we had 2,982 employees. None of our employees are covered by a collective bargaining agreement. We believe that our relationship with our employees is satisfactory.
Seasonality
     Each of the geographical areas in which we operate has seasonal patterns that affect our operating patterns. Our operating patterns are primarily related to the offshore weather conditions where our projects are performed. In general, our offshore operations are disrupted when seasonal winds or currents, which may vary by country or location within our operating segments, make the seas too rough for our vessels to work safely and efficiently. Our operating patterns are also affected by the timing of capital expenditures by oil and gas companies. Some of these companies are nationalized oil and gas companies which may be affected by local political factors and cycles.
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
     Our operations also are affected by numerous federal, state, and local laws and regulations relating to protection of the environment including, in the United States, the Outer Continental Shelf Lands Act, the Federal Water Pollution Control Act of 1972, and the Oil Pollution Act of 1990. The technical requirements of these laws and regulations are becoming increasingly complex and stringent, and compliance may become increasingly difficult and expensive. However, we believe that compliance with current environmental laws and regulations is not likely to have a material adverse effect on our business or financial statements. Certain environmental laws provide for “strict liability” for remediation of spills and releases of hazardous substances and some provide liability for damages to natural resources or threats to public health and safety. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties, and criminal prosecution. Our compliance with these laws and regulations has entailed certain changes in our operating procedures and approximately $0.2 million in expenditures during 2006. It is possible that changes in the environmental laws and enforcement policies thereunder or claims for damages to persons, property, natural resources, or the environment could result in substantial costs and liabilities to us. Our insurance policies provide liability coverage for sudden and accidental occurrences of pollution and/or clean up and containment of the foregoing in amounts that we believe are comparable to policy limits carried in the marine construction industry.
     Certain ancillary activities related to the offshore construction industry, especially the transportation of personnel and equipment between port and the field of work offshore, constitute “coastwise trade” within the meaning of federal maritime regulations. We are also subject to regulation by the United States Maritime Administration (MarAd), Coast Guard, and Customs Services. Under these regulations, only vessels owned by United States citizens that are built and registered under the laws of the United States may engage in “coastwise trade.” Certain provisions of our Articles of Incorporation are intended to aid in compliance with the foregoing requirements regarding ownership by persons other than United States citizens. At the present time, we are unable to engage in activities which constitute coastwise trade, primarily due to the citizenship of our Chief Executive Officer.
     In 2006, we complied with the International Ship and Port Facility Security Code (ISPS) as mandated by the Homeland Security Act of 2002. Under the ISPS, we performed worldwide security assessments, plans, risk analyses, and other requirements on our vessels and port facilities and completed the process of installing automated identification systems on our vessels.
SEC REPORTING
     We electronically file certain documents with, or furnish such documents to, the Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, along with any related amendments and supplements thereto. From time to time, we may also file registration and related statements pertaining to equity or debt offerings. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information regarding the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet website at www.sec.gov that contains reports, proxy, and information statements, and other information regarding issuers that file or furnish documents electronically with the SEC.
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
     The demand for our services depends on the condition of the oil and gas industry and, in particular, on the capital expenditures of companies engaged in the offshore exploration, development, and production of oil and natural gas. Capital expenditures by these companies are primarily influenced by three factors:
•	the oil and gas industry’s ability to economically justify placing discoveries of oil and gas reserves in production;

•	the oil and gas industry’s need to clear all structures from the lease once the oil and gas reserves have been depleted; and

•	weather events, such as major tropical storms.
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
     A majority of our revenue is derived from operations outside the United States. The scope and extent of our operations outside of the U.S. Gulf of Mexico means we are exposed to the risks inherent in doing business abroad. These risks include the following:
•	currency exchange rate fluctuations, devaluations, and restrictions on currency repatriation;

•	unfavorable taxes, tax increases, and retroactive tax claims;

•	the disruption of operations from labor and political disturbances;

•	insurrection, war, or acts of terrorism that may disrupt or limit markets;

•	expropriation or seizure of our property;

•	nullification, modification, or renegotiation of existing contracts;

•	regional economic downturns;

•	import/export quotas and other forms of public and governmental regulation; and

•	inability to obtain or retain licenses required for operations.
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
We depend on significant customers.
     Some of our segments derive a significant amount of their revenues from a small number of customers. For example, sales to PEMEX represented approximately 40% of our consolidated revenue in 2006 and substantially all of our Latin American revenue in 2006. The inability of these segments to continue to perform services for a number of their large existing customers and particularly the inability of our Latin America segment to continue to perform services for PEMEX, if not offset by contracts with new or other existing customers, could have a material adverse effect on our business and operations.
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

We may not complete our fixed-price or unit-rate contracts within our original estimates of costs, which will adversely affect our results.
     Because of the nature of the offshore construction industry, most of our projects are performed on a fixed-price or unit-rate basis. The profits we realize on one of our contracts will often vary from the estimated amounts because of changes in offshore job conditions, in labor and equipment productivity, and in third party costs. In addition, we sometimes bear the risk of delays caused by bad weather conditions. We may continue to suffer lower profits or even losses on some projects because of cost overruns resulting from these or other causes.
Our industry is highly competitive.
     Contracts for our services are generally awarded on a competitive bid basis, and price is a primary factor in determining who is awarded the project. Customers also consider availability and capability of equipment, reputation, experience, and the safety record of the contender in awarding jobs. During industry down cycles in particular, we may have to accept lower rates for our services and vessels or increased contractual liabilities which could result in lower profits or even losses. As we have increased our operations in deeper waters and internationally, we have encountered additional competitors, many of whom have greater experience than we do in these markets and greater resources.
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
     Under the terms of our amended credit facility, we must maintain minimum levels of net worth and comply with, among other things, a fixed charge coverage ratio and a leverage ratio. Our ability to meet the financial ratios and tests under our amended credit facility is affected, in part, by events beyond our control, and we may not be able to satisfy those ratios and tests. For a more detailed discussion of our credit facility, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
Critical accounting policies significantly affect our reported financial results and conditions.
     Although our financial statements are prepared in accordance with U.S. generally accepted accounting principles, the preparation of our financial statements requires us to make estimates and judgments, such as the estimates used for the cost to complete projects under the percentage-of-completion method of project accounting. These estimates and judgments have a significant effect on the amounts reported in our financial statements. Certain critical accounting policies affect our more significant judgments and estimates, and these policies are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates,” included elsewhere in this Annual Report. Actual amounts and results may differ materially from our estimates.
Our internal controls may not be sufficient to achieve all stated goals and objectives; existing deficiencies may not be adequately remediated.
     Our internal controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. The design of any system of internal controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Section 404 of the Sarbanes-Oxley Act requires that management document and test the internal controls over financial reporting and to assert annually in our Annual Report on Form 10-K whether the internal controls over financial reporting at year end are effective. We have not identified any material weaknesses in our internal controls as defined by the Public Company Accounting Oversight Board. During the course of documenting and testing our internal controls to ensure compliance with Section 404, we identified certain internal control issues and significant deficiencies which management believes should be improved and corrected. In addition to creating risks that information required to be reported in our SEC filings is not timely recorded, processed and reported, these deficiencies increase the likelihood of misstatements in our financial statements or violations of law. Management has a remediation plan for these issues and is working to complete its remediation. There can be no assurance, however, that all of the identified issues and significant deficiencies will be resolved. Any failure to remediate the deficiencies noted in connection with our audits or to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure also could adversely affect the results of the periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our “internal control over financial reporting” under Section 404 of the Sarbanes-Oxley Act in the future. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could result in a lower trading price of our stock.
We have incurred losses in past years and may incur additional losses in the future which could adversely effect our operations.
     In past years we have incurred losses from operations. We incurred operating losses in 2003 and 2002. We may have operating losses in the future if we cannot obtain sufficient work and complete projects within our cost estimates. Operating losses could have significant adverse effects on our future operations including limiting our ability to adjust to changing market conditions, reducing our ability to withstand competitive pressures and impairing our ability to obtain financing to provide for future working capital needs and capital expenditures.
Compliance with environmental and other governmental regulations could be costly and could negatively impact our operations.
     Our vessels and operations are subject to and affected by various types of governmental regulation including many international, federal, state and local environmental protection laws and regulations. These laws and regulations are becoming increasingly complex and stringent, and compliance may become increasingly difficult and expensive. We may be subject to significant fines and penalties for non-compliance, and some environmental laws impose joint and several “strict liability” for cleaning up spills and releases of oil and hazardous substances, regardless of whether we were negligent or at fault. These laws and regulations may expose us to liability for the conduct of or conditions caused by others or for our acts that complied with all applicable laws at the time we performed the acts.
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
     As of February 23, 2007, Mr. William J. Doré beneficially owns approximately 22% of our outstanding common stock. As a result, Mr. Doré is able to exercise substantial influence on the outcome of matters requiring a shareholder vote, including the election of directors. This influence may have the effect of delaying, deferring, or preventing a change in control of our company.
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
Our business is capital intensive, and our ability to finance our business depends on generating sufficient cash flow from our operations
     We require substantial capital to fund our working capital, capital expenditures, and other cash needs. Our ability to generate cash depends on demand for construction services by the oil and gas industry as a result of the levels of capital expenditures by oil and gas companies and on competitive, general economic, financial, and many other factors that are beyond our control. We cannot provide assurance that we will always be able to generate sufficient operating cash flow to provide us with the working capital required to support our operations, and we may experience periodic cash demands that exceed our operating cash flow. Our failure to generate sufficient operating cash flow to provide adequate working capital would have a material adverse effect on our business, results of operations, and financial condition.
We may experience difficulties resolving claims and variation orders, which may adversely impact our cash flows.
     In the ordinary course of our business, we must negotiate with our clients to resolve claims and change orders. A “claim” is an amount in excess of the agreed contract price (or amount not included in the original contract price) that we seek to collect from our clients or others for client-caused delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs. A “change order” is a change to the scope of a project contract, which may be initiated by either us or our client. When a variation to the project scope or specifications is required, it is customary that we continue to execute the project to completion although we may not have precise agreement with our client on the financial responsibilities of all parties. If we are unable to resolve claims and change orders with our client satisfactorily, our profit and cash flow from the project could be adversely affected.
There might be delays or cancellation of projects included in our backlog.
     As of December 31, 2006, our backlog of construction contracts amounted to approximately $457.9 million. The dollar amount of our backlog does not necessarily indicate future revenues or earnings related to the performance of that work. Although the backlog represents only business that we consider to be firm, cancellations, delays or scope adjustments have occurred in the past and are likely to occur in the future. Due to factors outside our control, such as changes in project scope and schedule, we cannot predict with certainty when or if projects included in our backlog will be performed.
We may experience equipment or mechanical failures, which could increase costs, reduce revenues and result in penalties for failure to meet project completion requirements.
     The successful execution of contracts requires a high degree of reliability of our vessels, barges and equipment. The average age of our fleet as of December 31, 2006 was twenty-six years. Breakdowns not only add to the costs of executing a project, but they can also delay the completion of subsequent contracts, which are scheduled to utilize the same assets. We operate a scheduled maintenance program in order to keep all assets in good working order, but despite this breakdowns can occur.
Our operations could suffer with the loss of one of our senior officers or other key personnel.
     Our success depends heavily on continued services of our senior management and key employees. Our officers and key personnel have extensive experience in our industry, so if we were to lose any of our key employees or executive officers, our operations could suffer.

We operate in countries where corrupt behavior has been known to exist that could impair our ability to do business in the future or result in significant fines or penalties.
     We and our affiliates operate in countries where governmental corruption has been known to exist. While we and our subsidiaries are committed to conducting business in a legal and ethical manner, there is a risk of violating either the U.S. Foreign Corrupt Practices Act laws or legislation promulgated pursuant to the 1997 OECD Convention on Combating Bribery of Foreign Public Officials in International Business Transactions or other applicable anti-corruption regulations that generally prohibit the making of improper payments to foreign officials for the purpose of obtaining or keeping business. Some of the internal control deficiencies identified by our management relate to our operations in West Africa and other foreign jurisdictions. These deficiencies make it more likely that a violation could occur. Violation of these laws could result in monetary penalties against us or our subsidiaries and could damage our reputation and, therefore, our ability to do business.
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
     We operate a fleet of fourteen major construction vessels, three cargo launch barges, ten DSVs, and one other miscellaneous offshore support vessel. Our major construction vessels include eleven barges, two ships, and one SWATH vessel. Twelve of our major construction vessels are designed to perform more than one type of construction project which reduces the risk that these combination vessels will experience extended periods of idleness. A listing of our significant major construction vessels along with a brief description of the capabilities of each is presented on page 19 of this Annual Report. Our DSVs include two large, newly built multi-purpose vessels which were delivered to the Company during 2006 under long-term charter agreements. These two DSVs as well as other significant vessels and equipment are described below.
     The Hercules is a 444-foot dynamically positioned pipelay/heavy-lift barge with a 2,000-ton crane capable of performing revolving lifts up to approximately 1,600 tons and is capable of both conventional and reeled pipelay. Using its portable reel, the Hercules is capable of spooling up to eighty-four miles of 6.625-inch diameter pipe, twenty-two miles of 12.75-inch diameter pipe, or ten miles of 18-inch pipe. This reel is capable of being removed and installed on the Hercules as job demands change. The Hercules is currently assigned to operate in our West Africa segment.
     The Titan 2 is a 456-foot self-propelled twin-hulled derrick ship capable of lifting 880 tons and has over 23,000 square feet of working deck area. We lease the Titan 2 from a third party under a long-term charter agreement which expires in 2013. The Titan 2’s current base of operations is Mexico’s Bay of Campeche.
     The Chickasaw is a 275-foot dynamically positioned pipelay barge with a pipelay reel that has a capacity ranging from forty-five miles of 4.5-inch diameter pipe, nineteen miles of 6.625-inch diameter pipe or four miles of 12.75-inch diameter pipe in one continuous length. The Chickasaw is currently stationed in the U.S. Gulf of Mexico.
     The Pioneer is a dynamically positioned SWATH vessel that provides support services in water depths to 8,000 feet. The Pioneer’s hull design reduces weather sensitivity, allowing the vessel to continue operating in up to 12-foot seas and remain on site in up to 20-foot seas. The vessel is equipped to install, maintain, and service subsea completions, support saturation diving, and is equipped for abandonment operations, pipeline installation support, and other services beyond the capabilities of conventional DSVs. The Pioneer is currently stationed in the U. S. Gulf of Mexico.
     The REM Commander and the REM Fortress are 305-foot dive support vessels which were delivered to the Company during 2006 under long-term charter agreements. These newly built vessels have extensive capabilities, including dynamic positioning, 100-ton crane capacity (140-ton for the REM Fortress), and specialized design features which facilitate diving, ROV inspection, and other offshore construction services. The REM Commander, which is currently stationed in the U.S. Gulf of Mexico, was delivered in June 2006 under a long-term charter with a five-year fixed term and five one-year options. The REM Fortress, which is currently assigned to our Middle East segment, was delivered in October 2006 under a long-term charter agreement with a three-year fixed term and four one-year options.
     We own all of the vessels in the operating fleet described above, with the exception of the Titan 2, REM Commander, and REM Fortress. Twenty-two of the vessels that we own are subject to ship mortgages. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Long-Term Debt.” In compliance with governmental regulations, our insurance policies, and certain of our financing arrangements, we are required to maintain our vessels in accordance with standards of seaworthiness and safety set by government regulations or classification organizations. We maintain our fleet to the standards for seaworthiness, safety, and health set by the International Maritime Organization or the U.S. Coast Guard, and our vessels are inspected by the American Bureau of Shipping, Bureau Veritas, Lloyd’s Registry, or Det Norske Veritas.
     We also own and operate other ancillary offshore construction equipment including portable pipe reels, jetting sleds, and hydraulic and steam pile driving hammers. Our portable pipe reels are relatively small vertical reels which can be used for small diameter pipe on conventional barges or for simultaneously laying two pipelines using the Chickasaw. Our jetting sleds are capable of burying pipelines of up to thirty-six inches in diameter. Pile hammers are used by construction barges to drive the pilings which secure offshore platforms to the bottom of the sea. We also own fourteen saturation diving systems. Our saturation systems range in capacity from four to twelve divers. Two of the saturation systems are capable of supporting dives as deep as 1,500 feet. Each saturation system consists of a diving bell for transporting the divers to the sea floor and pressurized living quarters. The systems have surface controls for measuring and mixing the specialized gases that the divers breathe and connecting hatches for entering the diving bell and providing meals and supplies to the divers. At December 31, 2006, we were in the process of constructing two new saturation diving systems. Each of these systems, which will have the capacity to keep twelve divers in saturation, will be able to support dives as deep as 1,000 feet and will incorporate the latest saturation diving technology, including hyperbaric evacuation systems.
     In addition to the fleet of vessels which we operate as described above, we charter other vessels, such as tugboats, cargo barges, utility boats and dive support vessels, and lease other equipment, such as saturation diving systems and remotely operated vehicles (ROVs).
     We own 625 acres near Carlyss, Louisiana and have constructed a deepwater support facility and pipebase. This location serves as the corporate headquarters and the headquarters of our Gulf of Mexico Offshore Construction operations. The facility is capable of accommodating our deepwater draft vessels.
The following table summarizes our significant facilities as of December 31, 2006:

		Approximate
		Square Feet		Owned/Leased
Location	Principal Use	or Acreage		(Lease Expiration)
Carlyss, LA	Shore base/Corporate Headquarters	625	acres	Owned
Port of Iberia, LA	Research and Development Center	3,765	sq. ft.	Leased (Mar. 2010)
Houston, TX	Office	67,059	sq. ft.	Leased (Jul. 2013)
Cd. Del Carmen, Mexico	Office/Workshop	41,042	sq. ft.	Owned
Tema, Ghana	Office/Shore base	56,966	sq. ft.	Leased (May 2011)
Lagos, Nigeria	Office	2,000	sq. ft.	Leased (Mar. 2008)
Sharjah, United Arab Emirates	Office/Shore base	54,338	sq. ft.	Leased (Monthly)
Mumbai, India	Project Management Office	4,000	sq. ft.	Leased (Dec. 2008)
Bangkok, Thailand	Office	11,445	sq. ft.	Leased (Apr. 2008)
Batam Island, Indonesia	Shore base	45	acres	Leased (Mar. 2028)

Global Industries, Ltd.
Listing of Major Construction Vessels

					Pipelay
				Derrick	Maximum	Maximum
				Maximum	Pipe	Water	Year	Living
			Length	Lift	Diameter	Depth	Acquired/	Quarter
Vessel Name	Vessel Type	Capability	(Feet)	(Tons)	(Inches)	(Feet)	Leased	Capacity

Titan 2(1)	Ship	Derrick	456	880	—	—	2001	326
Hercules	Barge	Pipelay/reel/derrick	444	2,000	60.00	10,000	1995	191
Seminole	Ship	Pipelay/derrick ship	424	800	48.00	1,500	1997	220
Comanche	Barge	Pipelay/derrick	400	1,000	48.00	1,500	1996	223
Shawnee	Barge	Pipelay/derrick	400	860	48.00	1,500	1996	272
Iroquois	Barge	Pipelay	400	250	60.00	1,000	1997	259
DLB 264	Barge	Pipelay/derrick	397	1,000	60.00	1,000	1998	220
DLB 332	Barge	Pipelay/derrick	352	750	60.00	1,000	1998	208
Cheyenne	Barge	Pipelay/bury/derrick	350	800	36.00	1,500	1992	190
Cherokee	Barge	Pipelay/derrick	350	925	36.00	1,500	1990	183
Chickasaw	Barge	Pipelay/reel	275	160	12.75	6,000	1990	70
Sea Constructor	Barge	Pipelay/bury	250	200	24.00	400	1987	104
Pioneer	SWATH (2)	Multi-service	200	50	—	—	1996	57
G/P 37	Barge	Pipelay/bury	188	140	16.00	300	1981	58

(1)	The Titan 2 is leased from a third party under a long-term charter agreement which expires in August 2013.

(2)	Small Waterplane Area Twin Hull vessel
The Pipeliner 5 and the Tonkawa were permanently retired from service during 2006.

ITEM 3.	LEGAL PROCEEDINGS
     In November 1999, we notified Groupe GTM (now Vinci), that as a result of material adverse changes and other breaches by Vinci, we were no longer bound by and were terminating the Share Purchase Agreement to purchase the shares of ETPM S.A. The Share Purchase Agreement provided for liquidated damages of $25.0 million to be paid by a party that failed to consummate the transaction under certain circumstances. On December 23, 1999, we filed suit against Vinci in the Tribunal de Commerce de Paris to recover damages. On June 21, 2000, Vinci filed an answer and counterclaim against us seeking the liquidated damages of $25.0 million and other damages, costs and expenses of approximately $3.2 million based on then current exchange rates. In November 2003, the Tribunal de Commerce de Paris ruled in favor of Vinci in the matter and awarded Vinci $25.0 million plus approximately $8.5 million in interest, exchange rate differential, and legal fees. As a result, although we had not yet paid the judgment, we recorded a $33.5 million (pre-tax) provision in the fourth quarter of 2003. A decision was rendered in May 2005 by the Cour d’appel de Paris upholding the lower court decision. Vinci filed an enforcement action in the United States District Court for the Eastern District of Louisiana (civil action number 05-3251). The Company filed an appeal in the French Supreme Court on the additional costs associated with the exchange rate differential. On June 30, 2006, we entered into a Settlement Agreement (the “Settlement Agreement”) with Vinci to settle all claims associated with this litigation. Under the terms of the Settlement Agreement, on July 3, 2006, we paid Vinci €17.5 million (for which we paid approximately $22.0 million) in full and final settlement of its claims against us. Our operating income for 2006 includes the benefit of a $13.7 million reduction in the loss provision related to this litigation.
     On June 30, 2005, we were notified by the Mexican appeals court of an unfavorable decision in litigation related to an audit assessment of 1999 corporate income and value added taxes totaling $15.4 million. The assessment was related to the timing of contract revenue recognition for Mexican tax purposes. The assessed amount included taxes adjusted for inflationary costs of approximately $5.4 million and penalties and interest of approximately $10.0 million. A reserve of $2.5 million dollars for interest, penalties, and inflationary charges related to this assessment was established and recorded in our Latin America segment during the second quarter of 2005. A provision for income and value added taxes was not necessary because the assessment was related to the timing of revenue recognition rather than the overall amount of revenue to be recognized for tax purposes. After an additional appeal, we settled this matter with the Mexican tax authorities in the second quarter of 2006. Pursuant to this settlement, we agreed to pay $1.7 million in interest and inflationary charges for which we had originally reserved $2.5 million.
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
     Our operations are subject to the inherent risks of offshore marine activity including accidents resulting in the loss of life or property, environmental mishaps, mechanical failures, and collisions. We insure against these risks consistent with industry standards. We believe our insurance should protect us against, among other things, the accidental total or constructive total loss of the fair market value of our vessels. We also carry workers’ compensation, maritime employer’s liability, general liability, and other insurance customary in our business. All insurance is carried at levels of coverage and deductibles that we consider financially prudent. Recently, our industry has experienced a tightening in the builders’ risk market, which has increased deductibles and reduced coverage.
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
ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

ITEM (Unnumbered). EXECUTIVE OFFICERS OF THE REGISTRANT
     (Provided pursuant to General Instruction G to Form 10-K)
     All executive officers named below, in accordance with the By-Laws, are elected annually and hold office until a successor has been duly elected and qualified. Our executive officers as of February 23, 2007, were as follows:

Name	Age	Position

William J. Doré	64	Chairman of the Board of Directors and Retired Chief Executive Officer

B.K. Chin	56	Chief Executive Officer and Director

Peter S. Atkinson	59	President and Chief Financial Officer

James J. Doré	52	Senior Vice President, Eastern Hemisphere

Russell J. Robicheaux	58	Chief Administrative Officer and General Counsel

Byron W. Baker	50	Senior Vice President, the Americas

     Mr. William J. Doré is our founder and served as Chairman of the Board of Directors, President and Chief Executive Officer from 1973 to June 2000. From June 2000 to October 2006, Mr. Doré served as Chairman of the Board and Chief Executive Officer. In September 2006, Mr. Doré announced his retirement as Chief Executive Officer, effective October 2006, and his intention to remain Chairman of the Board of Directors until the next annual meeting in May 2007. Mr. Doré intends to assist the Company in a consulting capacity until April 2010. Mr. Doré has over thirty years experience in the diving and marine construction industry. He is a past President of the Association of Diving Contractors, an industry trade association, and has served on the Board of Directors executive committee of the National Ocean Industry Association.
     Mr. Chin joined our company in October 2006 as Chief Executive Officer and Director. Prior to joining our company, Mr. Chin served in various capacities with Brown & Root from 1974 until 2001, including service as Senior Vice President in charge of worldwide energy services from 1998 to 2001. From June 2001 until September 2006, Mr. Chin managed the U.S. business entities of Air Liquide. Mr. Chin has over 25 years of experience managing engineering and marine construction projects in the energy services industry and is an advisory board member of the American Society of Mechanical Engineers and is a member of the Board of Trustees of the Manufacturers Alliance/MAPI, Inc. (MAPI).
     Mr. Atkinson joined our company in September 1998 as Vice President and Chief Financial Officer. In June 2000, he was named President. In December 2005, he reassumed the additional title of Chief Financial Officer. Prior to joining our company he had been Director — Financial Planning with J. Ray McDermott, S.A., having previously served in various capacities at McDermott International, Inc. and J. Ray McDermott, S.A. for twenty-three years. At McDermott, he served at the corporate level as well as in the North Sea, Middle East, West Africa, and Central and South America. He is currently serving on the Board of Directors executive committee of the National Ocean Industry Association.
     Mr. James Doré has over twenty-five years of service with our company. He has held a number of management positions with responsibility for marketing, contracts and estimating, and diving operations. Mr. Doré was named Vice President, Marketing in March 1993, Vice President, Special Services in November 1994 and Vice President, Diving and Special Services in February 1996. In August 2001, he was named Senior Vice President, Diving and Special Services. In November 2002, Mr. Doré was named President of Global Divers and Marine Contractors. In June 2005, Mr. Doré was appointed Senior Vice President, Asia Pacific and India. In October 2006, Mr. Doré was named Senior Vice President, Eastern Hemisphere. Mr. Doré previously served as President of the Association of Diving Contractors, an industry trade association. Mr. Doré is the brother of William J. Doré.
     Mr. Robicheaux joined our company in August 1999 as Vice President and General Counsel. In August 2001, he was named Senior Vice President, General Counsel. In April 2006, Mr. Robicheaux was named Chief Administrative Officer and General Counsel. Prior to joining our company, Mr. Robicheaux had been Assistant General Counsel with J. Ray McDermott, S.A. since 1995. In addition, he served in various engineering and legal capacities at McDermott International, Inc. for the preceding twenty-five years, including design and field engineering, project engineering, estimating and project management.
     Mr. Baker joined our company in May 1997 as Operations Manager in our Latin America segment and served in various capacities with our company through August 2001. In August 2001, Mr. Baker was named Sr. Vice President of Equipment, Operations and Regulatory and in 2003 was named Sr. Vice President, the Americas. Prior to joining our company, Mr. Baker served in various management capacities for J. Ray McDermott, Inc., Offshore Pipelines, Inc. and Brown & Root, Inc. Mr. Baker has more than thirty years of experience in the offshore construction industry including service in the United States, Latin America, the North Sea, West Africa, Asia Pacific, and the Middle East.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Trading and Dividends
     Our common stock is traded on the NASDAQ Global Select Market under the symbol “GLBL.” The following table presents for the periods indicated the high and low closing sales prices per share of our common stock as reported by the NASDAQ Global Select Market..

	High	Low

2005
First Quarter	$10.290	$7.370
Second Quarter	10.950	8.160
Third Quarter	14.790	8.690
Fourth Quarter	14.900	11.170

2006
First Quarter	$14.550	$12.050
Second Quarter	19.810	14.140
Third Quarter	18.650	14.780
Fourth Quarter	16.940	12.960
     As of February 23, 2007, there were approximately 900 holders of record of our common stock and we believe approximately 24,000 beneficial holders of our common stock.
     We have never paid cash dividends on our common stock, and we do not intend to pay cash dividends in the foreseeable future. We currently intend to retain earnings, if any, for the future operation and growth of our business. Certain of our financing arrangements restrict the payment of cash dividends. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Long-Term Debt.”
     Neither we nor, to our knowledge, any “affiliated purchaser” (as defined in Rule 10b-18 of the Securities Exchange Act of 1934) purchased any of our equity securities during the fourth quarter of 2006.

ITEM 6. SELECTED FINANCIAL DATA
     The selected financial data presented below for each of the past five fiscal periods should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share and ratio data)
Revenues	$1,234,849	$688,615	$463,331	$459,029	$461,916
Cost of operations	887,003	571,768	398,875	455,968	408,890

Gross profit	347,846	116,847	64,456	3,061	53,026
Loss on asset impairments	8,931	—	7,173	—	45,597
Provision for Vinci (GTM) litigation	(13,699)	—	—	33,500	—
Net gains on asset sales	(6,395)	(5,303)	(18,246)	(5,674)	(1,270)
Selling, general and administrative expenses	71,109	50,916	37,923	37,648	37,376

Operating income	287,900	71,234	37,606	(62,413)	(28,677)
Interest expense	10,787	10,192	14,797	11,434	16,344
Other	(8,874)	(4,972)	1,647	(1,562)	(659)

Income (loss) from continuing operations before income taxes	285,987	66,014	21,162	(72,285)	(44,362)
Income taxes	86,242	31,256	14,640	(1,159)	(8,385)

Income (loss) from continuing operations, net of income taxes	199,745	34,758	6,522	(71,126)	(35,977)
Income from discontinued operations, net of income taxes (1)	—	—	15,910	2,797	6,614

Net income (loss)	$199,745	$34,758	$22,432	$(68,329)	$(29,363)

Net income (loss) per diluted share
Continuing operations	$1.70	$0.30	$0.06	$(0.71)	$(0.36)
Discontinued operations	0.00	0.00	0.14	0.03	0.06

Net income (loss)	$1.70	$0.30	$0.20	$(0.68)	$(0.30)

Ratio of earnings to fixed charges (2)	16.7x	5.6x	2.1x	(3)	(3)

Total assets (4)	$1,070,997	$844,662	$743,240	$620,831	$701,644
Working capital (4)	460,126	232,050	186,647	37,321	75,060
Long-term debt, total (4)	73,260	77,220	81,180	123,728	126,657

(1)	Includes the gain on the sale of our Liftboat Division in 2004 of $16.1 million net of tax.

(2)	For purposes of computing the ratios of earnings to fixed charges: (1) earnings consist of income from continuing operations before income taxes plus fixed charges, excluding capitalized interest, and (2) fixed charges consist of interest expense (including capitalized interest) and the estimated interest component of rent expense (one-third of total rent expense). There were no dividends paid or accrued during the periods presented above.

(3)	Earnings were inadequate to cover fixed charges by $72.3 million and $44.4 million for 2003 and 2002, respectively.

(4)	As of the end of the period.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion presents management’s discussion and analysis of our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report.
Results of Operations
General
     During the first quarter of 2006, our operations management and internal financial reporting were reorganized into five business units: Gulf of Mexico, Latin America, West Africa, Middle East (including the Mediterranean and India), and Asia Pacific. Each of these business units includes both offshore construction activities and diving activities for a particular region of the world. Management has determined that the Gulf of Mexico business unit includes two reportable segments under Statement of Financial Accounting Standards (SFAS) 131, Disclosures About Segments of an Enterprise and Related Information, and has presented six segments in the notes to financial statements and in its discussion in this section of the report: Gulf of Mexico OCD, Gulf of Mexico Diving, Latin America, West Africa, Middle East, and Asia Pacific. All amounts for the comparable periods in 2004 and 2005 have been restated to correspond to the new presentation of segments. The primary effect of this restated presentation of segments is to combine the previously reported OCD and GDMC (i.e., diving) segments for each of the following regions: Latin America, West Africa, and the Middle East. Consequently, total segment revenues for these newly defined segments only includes revenues earned from third parties or other segments as defined under the new regime and no longer includes intercompany diving revenues earned within those geographical regions. Income before taxes for these segments is merely the sum of previously reported OCD and GDMC segments for the region.
     Our results of operations are affected by the overall level of activity of the offshore construction industry in the worldwide regions in which we operate. This overall level of offshore construction activity is principally determined by four factors: (1) the oil and gas industry’s ability to economically justify placing discoveries of oil and gas reserves in production; (2) the oil and gas industry’s need to maintain, repair, and replace existing pipelines and structiures to extend the life of production; (3) the oil and gas industry’s need to clear all structures from the lease once the oil and gas reserves have been depleted; and (4) weather events such as major hurricanes. Our results of operations also reflect our ability to win jobs through competitive bidding and manage awarded jobs to successful completion.
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
     Offshore Construction Services
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
     Most of our offshore construction revenues are obtained through international contracts which are generally larger, more complex, and of longer duration than our typical domestic contracts. Most of these international contracts require a significant amount of working capital, are generally bid on a lump-sum basis, and are secured by a letter of credit or performance bond. Operating cash flows may be negatively impacted during periods of escalating activity due to the substantial amounts of cash required to initiate these projects and the normal delays between cash expenditures by the Company and cash receipts from the customer. Additionally, lump-sum contracts for offshore construction services are inherently risky and are subject to many unforeseen circumstances and events that may affect productivity. When productivity decreases with no offsetting decrease in costs or increases in revenues, our contract margins erode compared to our bid margins. In general, we are required to bear a larger share of project related risks during periods of weak demand for our services and a smaller share of risk during periods of high demand for our services. Consequently, our revenues and margins from offshore construction services are subject to a high degree of variability, even as compared to other businesses in the offshore energy industry.
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
     Diving Services
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

Overview
     Due to the effects of two major hurricanes which occurred in the latter part of 2005 in the U.S. Gulf of Mexico and the high energy prices which were experienced during the last few years, demand for our offshore construction services increased between the comparable years of 2006 and 2005. Demand trended higher during most of 2006 before moderating in the fourth quarter. Income from continuing operations, net of taxes, increased by $165.0 million to $199.7 million in 2006, primarily due to a $231.0 million increase in gross profit, a $13.7 million reduction in a provision for litigation, and a decline in our effective tax rate from 47% in 2005 to 30% in 2006. These improvements were partially offset by a $20.2 million increase in selling, general and administrative expenses and an $8.9 million loss related to asset impairments. Gross profit increased primarily due to higher overall activity worldwide as well as improved bid margins and productivity in our Latin America segment. The reduction in our provision for litigation resulted from the full and final settlement of the Vinci (formerly Groupe GTM) litigation. Our effective income tax rate declined between comparable years primarily due to improved profitability in foreign jurisdictions with low statutory tax rates or deemed profits (i.e., percent of revenue) regimes. Selling, general, and administrative expenses increased between comparable years primarily due to higher costs related to stock-based compensation, administrative labor, and professional fees. The following factors contributed to the increase in these costs: the adoption of SFAS 123R, increased costs related to performance-based compensation, costs associated with the transitional period related to the retirement of our founder, and ongoing securities regulation compliance costs. The loss on asset impairments was primarily related to our decision to permanently retire certain older vessels, including two major construction vessels and six DSVs, due to escalating costs and declining marketability.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

	2006		2005
		% of		% of	% Change
	Thousands	Revenue	Thousands	Revenue	(Unfavorable)
Revenues	$1,234,849	100.0%	$688,615	100.0%	79%
Cost of operations	887,003	71.8	571,768	83.0	(55)

Gross profit	347,846	28.2	116,847	17.0	198
Loss on asset impairments	8,931	0.7	—	—	—
Reduction in litigation provision.	(13,699)	(1.1)	—	—	—
Net gain on asset disposal	(6,395)	(0.5)	(5,303)	(0.8)	21
Selling, general and administrative expenses	71,109	5.8	50,916	7.4	(40)

Operating income	287,900	23.3	71,234	10.4	304

Other expense:
Interest expense	10,787	0.9	10,192	1.5	(6)
Other (income)	(8,874)	(0.8)	(4,972)	(0.6)	78

Income from continuing operations before income taxes	285,987	23.2	66,014	9.5	333
Income taxes	86,242	7.0	31,256	4.5	(176)

Income from continuing operations, net of income taxes	199,745	16.2	34,758	5.0	475

Net income	$199,745	16.2%	$34,758	5.0%	475%

Revenues. Due to the effects of two major hurricanes in the U.S. Gulf of Mexico and the high energy prices which were experienced in recent years, demand for our offshore construction services increased between comparable years of 2006 and 2005. Revenues increased by 79% to $1.2 billion for 2006 due to increased activity, improved pricing in certain segments, more effective utilization of our major construction vessels, and an increase in the amount of materials and subcontracted services content in projects. Pricing improved most significantly in our Gulf of Mexico Diving and Latin America segments. The entry into service of the REM Commander also contributed to this increase in revenues. Worldwide utilization of our major construction vessels increased to 61% in 2006 compared to 54% in 2005, and total diver days in our Gulf of Mexico Diving segment increased by 31% between comparable years. For a detailed discussion of revenues and income before taxes for each geographical area, please see “Segment Information” below.
Depreciation and Amortization in Cost of Operations. The amount of depreciation and amortization expense, including the amortization of dry-docking costs, included in our cost of operations for 2006 was $51.4 million compared to the $48.1 million included in 2005. This increase in depreciation and amortization expense was primarily caused by an increase in the amount of amortization related to stock-based compensation and dry-docking costs. The amount of major construction vessel depreciation that was recorded on a units of production basis remained relatively constant between comparable years as a decline in the utilization of a few large vessels offset the general trend of higher utilization.
Gross Profit. Gross profit increased by $231.0 million to $347.8 million in 2006. As a percentage of revenues, our overall gross profit margin increased to 28.2% in 2006 from 17.0% in 2005. This improvement in gross profit margin was the result of higher activity, improved pricing in certain segments, higher and more effective utilization of our major construction vessels, improved productivity, and the profitable incorporation of materials and subcontracted services into bids for projects executed in 2006. Improvement in our Latin America segment, especially with respect to pricing, productivity, and profitable subcontracting, had the most significant impact on our results of operations. These improvements were partially offset by higher costs in certain segments, especially costs related to the retention of skilled labor and critical equipment and services during this period of high demand in our industry.
Loss on Asset Impairments. During this period of high demand, we have made every effort to keep our active vessels ready for service and to refurbish idle vessels for re-entry to active service. However, due to escalating costs for dry-docking services during this period of high demand in the offshore energy industry, escalating repairs and maintenance costs for certain aging vessels, increasing difficulty in obtaining certain replacement parts, and declining marketability of certain vessels, we decided on several occasions during recent months to forego dry docking and/or refurbishment of certain vessels and to permanently retire them from service. In connection with these decisions and the end of availability of replacement parts for certain other unrelated ancillary construction equipment, we recorded in our results of operations for 2006 an aggregate impairment loss of $8.9 million which resulted from the retirement of two major construction vessels, six DSVs, and other ancillary construction equipment. For additional information regarding these impairments, please see Note 9 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.
Reduction in Litigation Provision. In the second quarter of 2006, we recorded a $13.7 million reduction in our provision for the Vinci litigation in connection with the full and final settlement of the litigation. For more information regarding this litigation, please see Item 3 of Part I, “Legal Proceedings,” included elsewhere in this Annual Report.
Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased by $20.2 million to $71.1 million in 2006 primarily due to increases in expenses related to stock-based compensation, administrative labor, and professional fees. The following factors contributed to the increase in these costs: the adoption of SFAS 123R, increased costs related to performance-based compensation, costs associated with the transitional period related to the retirement of our founder, and ongoing securities regulation compliance costs. Selling, general, and administrative expenses for 2005 included a $2.5 million provision in our Latin America segment for penalties, interest and inflationary adjustments related to an assessment for income and value added taxes.
Other Expense or Income. Other income increased by $3.9 million to $8.9 million in 2006 primarily due to higher interest income which was partially offset by an unfavorable variance with respect to foreign currency exchange gains and losses. Interest income increased between comparable periods due to higher average cash balances and interest rates. Other income for 2006 also included $0.4 million of derivative income. During the fourth quarter of 2006, we began recording in our earnings the changes in fair market value of certain derivative forward exchange contracts which became disqualified for hedge accounting due to changes in our expectations regarding the foreign currency commitments which constituted the hedged items required for such accounting. Please see Item 7A — Quantitative and Qualitative Disclosures About Market Risk and Notes 12, 13, and 16 of the Notes to Consolidated Financial Statements for more information about our derivative financial instruments.
Net Income. Our net income increased by $165.0 million to $199.7 million in 2006, primarily due to an increase in gross profit which was supplemented by a reduction in a loss provision for litigation and partially offset by a loss on asset impairments and an increase in selling, general and administrative expenses as discussed above. Our effective tax rate for 2006 was 30% as compared to 47% for 2005. This decline was primarily due to improved earnings in foreign jurisdictions with low statutory tax rates or deemed profits (i.e., percent of revenue) regimes. The effective tax rate for the prior year was substantially in excess of the U.S. income tax rate of 35% primarily due to low earnings and/or losses in certain foreign jurisdictions which are taxed on a deemed profits (i.e., percentage of revenue) basis and/or net operating losses in certain foreign jurisdictions where we did not record a tax benefit. On a pro forma basis giving effect to the adoption of SFAS 123R, our net income for 2005 would have been $0.8 million less than reported for the period. For a detailed discussion of the impact of adopting SFAS 123R on our financial statements, please see Note 2 to the Notes to Consolidated Financial Statements contained elsewhere in this Annual Report.
Segment Information
     The following sections discuss the results of operations for each of our reportable segments during the twelve month periods ended December 31, 2006 and 2005.
Gulf of Mexico Offshore Construction Division
Demand for the offshore construction services provided by our Gulf of Mexico OCD segment increased between the comparable years ended December 31, 2006 and 2005 due to the effects of Hurricanes Katrina and Rita and the high energy prices experienced during these years. Intense demand for the services of this segment, which began in the latter part of 2005 continued throughout most of 2006 before moderating in the fourth quarter. Revenues increased 38% to $221.0 million in 2006 primarily due to a substantial increase in activity. Several vessels which had been temporarily relocated to other segments during 2005 returned to the Gulf of Mexico for work in 2006. Activity in 2006 was comprised of numerous projects which were primarily related to hurricane repairs. Many of these projects were performed on a day-rate basis. Activity in 2005 included one large day-rate project, numerous small projects during the first half of the year, and numerous projects for hurricane repairs which were initiated in the aftermath of Hurricanes Katrina and Rita. Five major construction vessels achieved 67% utilization in 2006 compared to three major construction vessels achieving 74% utilization in 2005. During the first quarter of 2006, the G/P 37 was returned to service after refurbishment following an extended period of idleness, and the Pipeliner 5 was removed from service due to regulatory docking requirements and shortly thereafter permanently retired from service. Income before taxes increased by $14.1 million to $55.6 million in 2006. The beneficial effect of the increase in revenues described above was partially offset by (1) an increase in the amount of intercompany Gulf of Mexico Diving segment services billed to projects by our Gulf of Mexico OCD segment with no markup for this segment, (2) increased cost allocations related to the return of vessels which had been temporarily relocated to other segments during the prior year period, (3) increased costs related to the retention and hiring of skilled workers, (4) higher prices for critical equipment and services, especially third party support tugs, due to high demand, (5) increased costs for insurance, and (6) an increase in the proportion of corporate expenses allocated to this segment. Financial results for 2006 also include a $3.0 million gain on the sale of a cargo barge and a $1.4 million loss on the impairment of one major construction vessel and certain other unrelated ancillary construction equipment.
Gulf of Mexico Diving
Due to the same factors which drove demand for our Gulf of Mexico OCD segment, demand for the services performed by our Gulf of Mexico Diving segment also increased significantly between the comparable years ended December 31, 2006 and 2005. Revenues increased by 102% to $131.3 million in 2006 primarily due to an increase in activity and improved pricing. The entry into service of the REM Commander also added approximately $21.5 million to revenues in 2006. Total diver days increased by 31% between comparable periods, and pricing improved significantly though variably throughout the mix of services provided by this segment. Prices trended higher during the first nine-months of 2006 and remained firm during the fourth quarter. Income before taxes increased by $27.8 million to $51.9 million in 2006, primarily due to the increase in the overall level of activity. The beneficial effect of improved pricing on profit margins was substantially offset by (1) higher labor costs due to wage increases required to retain skilled divers, supervisors, and other personnel during a period of strong demand, (2) increased use of higher cost contract divers and other contract labor due to a shortage of qualified personnel, (3) higher prices for equipment rentals and outside services due to strong demand, and (4) higher repairs and maintenance expense due to high vessel utilization. Financial results for 2006 also include a $2.6 million gain on the sale of three crewboats and two DSVs as well as a $2.0 million loss on the impairment of one DSV.
Latin America
Demand for the offshore construction services provided by our Latin America segment increased between comparable years ended December 31, 2006 and 2005. Revenues increased by 95% to $500.3 million in 2006 primarily due to improved bid margins, more effective utilization of our major construction vessels, and an increase in amount of materials and subcontracted services content in projects performed in 2006. There were two large projects with significant activity during 2006 compared to six smaller projects with significant activity during 2005. Three major construction vessels achieved 78% utilization in 2006 compared to five major construction vessels achieving 77% utilization in 2005. A substantial portion of the major construction vessel utilization which was achieved in 2005 resulted from off-budget days worked on lump-sum projects with productivity issues spanning several quarters in 2005. Income before taxes improved by $130.8 million to $132.2 million in 2006 primarily due to a substantial improvement in productivity, improved bid margins, and the profitable incorporation of materials and subcontracted services into the projects performed in 2006. The significant productivity issues which were experienced in this segment during 2005 did not recur in 2006; however, results for 2006 were negatively impacted by a shortage of skilled diving personnel which necessitated the use of a contract diving service for a significant portion of the diving work performed in this segment during 2006. Financial results for 2006 also include a $1.4 million loss on the impairment of three DSVs.
West Africa
Demand for the offshore construction services performed by our West Africa segment increased between the comparable years ended December 31, 2006 and 2005. Revenues increased by $161.0 million to $191.4 million in 2006 primarily due to an increase in activity. There were five projects with significant activity in 2006 compared to only two projects with significant activity in 2005. Two major construction vessels achieved 62% utilization in 2006 compared to three major construction vessels achieving 12% utilization in 2005. Income before taxes improved by $33.0 million to $21.7 million in 2006 compared to a loss of $11.3 million in 2005 primarily due to the beneficial effects of increased activity on gross profit and margins which were partially offset by higher costs for support vessels and repairs and maintenance as well as productivity issues on one project in 2006. Financial results for the prior year were negatively impacted by fixed costs which were not recovered due to a lack of substantial activity in the region.
Middle East
Demand for the offshore construction services performed by our Middle East segment increased between the comparable years ended December 31, 2006 and 2005. Revenues increased by 114% to $164.3 million in 2006 primarily due to an increase in activity. Activity in 2006 was primarily comprised of work performed on one large, multi-year project. This activity was supplemented by third-party and intersegment diving services. Activity in 2005 was primarily comprised of (1) work on one significant but smaller project, (2) a low level of activity on the same large, multi-year project, and (3) third party and intersegment diving services. Three major construction vessels from our Asia Pacific segment were temporarily assigned to our Middle East segment to facilitate work performed during 2006. The number of major construction vessel days worked in our Middle East segment increased by 169% between comparable years. Income before taxes increased by $3.4 million to $18.0 million in 2006 primarily due to the increase in activity. Project level profit margins declined between comparable periods primarily due to a decrease in bid margins. Financial results for 2006 also include a $4.1 million loss on the impairment of one major construction vessel (the Tonkawa), two DSVs, and other ancillary construction equipment. Additionally, financial results for the prior year included a $1.9 million gain on the disposition of a cargo barge.
Asia Pacific
Demand for the offshore construction services performed by our Asia Pacific segment declined between the comparable years ended December 31, 2006 and 2005. Revenues declined by 31% to $90.6 million in 2006 primarily due to a decline in activity. In 2006, activity in this segment primarily consisted of work performed on a large multi-year project, an additional small but profitable lump sum job, and other work performed on a day-rate basis. In 2005, the same large multi-year project had a higher level of activity and was supplemented by activity on several smaller projects and work performed on a day-rate basis. Three major construction vessels from our Asia Pacific segment were temporarily assigned to our Middle East segment during the current year. The number of major construction vessel days worked in this segment decreased by 45% between comparable periods. The loss before taxes of this segment increased by $3.2 million between comparable periods to a loss of $6.6 million in 2006, primarily due to the decline in activity. The unfavorable effects of lower activity were partially offset by the transfer of vessel costs to our Middle East segment in connection with the temporary utilization of Asia Pacific major construction vessels by our Middle East segment. Results for 2006 were negatively impacted by unrecovered costs associated with the REM Fortress and the Hercules. The REM Fortress, a newly built dive support vessel which was delivered at the beginning of the fourth quarter under long-term charter, remained idle all quarter during initial rig up. Additionally, our Asia Pacific segment carried the cost of the mobilization of the Hercules to West Africa. Financial results for 2005 also include a $2.8 million net gain on asset disposals which was primarily related to the sale of two DSVs.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

	2005		2004
		% of		% of	% Change
	Thousands	Revenue	Thousands	Revenue	(Unfavorable)
Revenues	$688,615	100.0%	$463,331	100.0%	49%
Cost of operations	571,768	83.0	398,875	86.1	(43)

Gross profit	116,847	17.0	64,456	13.9	81
Loss on asset impairments	—	—	7,173	1.5	—
Net gain on asset disposal	(5,303)	(0.8)	(18,246)	(3.9)	(71)
Selling, general and administrative expenses	50,916	7.4	37,923	8.2	(34)

Operating income	71,234	10.4	37,606	8.1	89

Other expense:
Interest expense	10,192	1.5	14,797	3.2	31
Other (income)	(4,972)	(0.6)	1,647	0.3	402

Income from continuing operations before taxes	66,014	9.5	21,162	4.6	212
Income taxes	31,256	4.5	14,640	3.2	(113)

Income from continuing operations, net of taxes	34,758	5.0	6,522	1.4	433
Income from discontinued operations, net of taxes	—	—	15,910	3.4	—

Net income	$34,758	5.0%	$22,432	4.8%	55%

Revenues Consolidated revenues increased by 49% to $688.6 million in 2005 primarily due to an increase in worldwide activity. Worldwide utilization of our major construction vessels increased to 54% in 2005 from 32% in 2004. Improved pricing for certain segments also contributed to this increase in revenues. Additionally, $10.8 million of this favorable variance is related to the existence of an adverse arbitration ruling that occurred in our West Africa segment during the third quarter of 2004. For a detailed discussion of revenues in each segment, please read the “Segment Information” section below.
Depreciation and Amortization in Cost of Operations. The amount of depreciation and amortization expense, including the amortization of dry-docking costs, included in our cost of operations for 2005 was $48.1 million compared to the $43.8 million included in 2004. This increase was due primarily to higher utilization of our major construction vessels, which are depreciated on a units of production basis.
Gross Profit. Gross profit increased by $52.4 million to $116.8 million in 2005 primarily due to the increase in revenues described above. As a percentage of revenues, gross profit increased to 17.0% in 2005 from 13.9% in 2004. The beneficial effects of increased activity and pricing on our gross profit percentage were partially offset by a deterioration of the profit margins earned in our Latin America and Asia Pacific segments. Gross profit in our Latin America segment, as a percentage of revenues, declined to 8.3% in 2005 from 20.2% in 2004 due to low productivity and uncompensated weather-related downtime on certain contracts. Gross profit in our Asia Pacific segment declined to 9.6% in 2005 from 16.6% in 2004 primarily due to increased costs associated with the transfer of the Hercules to the segment in 2005 and productivity issues and uncompensated weather-related downtime in one large project.
Net Gains on Asset Disposal. Net gains on asset disposal decreased 71% to $5.3 million in 2005. In 2004, we sold the derrick barge Arapaho and an office facility in Lafayette, Louisiana for gains of $16.8 million and $1.2 million, respectively. In 2005, our net gains on asset disposal resulted primarily from the disposition of two dive support vessels and a cargo barge.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 34% to $50.9 million in 2005. This increase was primarily due to increased administrative labor costs in all of our segments, a $2.5 million accrual for a tax penalty in our Latin America segment, increased management incentive plan accruals, and the allocation of a portion of 2004 corporate expenses to discontinued operations.

Interest Expense. Interest expense decreased $4.6 million to $10.2 million in 2005 primarily due to a decline in the average level of debt outstanding.
Other Expense or Income. Other expense or income was $5.0 million income in 2005 and $1.6 million expense in 2004. This improvement was primarily due to an increase in interest income and a favorable variance related to foreign exchange gains and losses.
Income From Continuing Operations, Net of Taxes. Our income from continuing operations, net of taxes, increased by $28.2 million to $34.8 million in 2005 principally due to an increase in gross profit and the non-recurrence of impairment losses recorded in 2004 partially offset by reduced gains on asset sales and increased selling, general and administrative expenses as discussed above. Our effective income tax rate was 47% for 2005 and 69% for 2004. Our effective income tax rate exceeded 35% in both periods primarily due to low earnings and/or losses in certain foreign jurisdictions that are taxed on a deemed profits (i.e., percentage of revenue) basis and net operating losses in certain foreign jurisdictions where we did not record a tax benefit. Additionally, the tax rate in 2004 was adversely affected by non-deductible losses in foreign jurisdictions related to asset impairments and an adverse arbitration ruling.
Segment Information
The following sections discuss the results of operations for each of our reportable segments during the twelve month periods ended December 31, 2005 and 2004. All amounts for these periods have been restated to correspond to the new presentation of segments discussed above.
Gulf of Mexico Offshore Construction Division
Revenues increased 147% to $160.6 million in 2005 from $65.1 million in 2004 due primarily to increased activity and improved pricing in the region. Activity and pricing in this segment began to improve in the fourth quarter of 2004 primarily due to increased demand caused by Hurricane Ivan. This increased level of demand continued during the first two quarters of 2005 as the segment performed work on several projects related to Hurricane Ivan and one large pipeline construction project in Trinidad. Demand for the services of our Gulf of Mexico OCD segment further intensified during the third and fourth quarters of 2005 due to the effects of Hurricanes Katrina and Rita, and the Company initiated numerous projects for hurricane repairs on a day-rate basis during these quarters. Income from continuing operations before income taxes increased by $28.3 million to $41.5 million in 2005 primarily due to increased activity, improved pricing, and lower allocated costs due to vessels being transferred to other segments. The Hercules was transferred to our Asia Pacific segment at the beginning of 2005, and several vessels were temporarily assigned to our Latin America segment during the year. Utilization of our three major construction vessels in the Gulf of Mexico during 2005 was 74% compared to seven vessels achieving 20% in 2004. Results for 2004 included a $16.8 million gain on the sale of one major construction vessel, the Arapaho.
Gulf of Mexico Diving
Revenues increased 70% to $64.9 million in 2005 from $38.2 million in 2004. Income from continuing operations before income taxes increased by $19.5 million to $24.1 million for 2005. The increase in revenues and income were primarily due to increased activity and improved pricing as a result of Hurricanes Ivan, Katrina, and Rita. The number of diver-days increased 64% in 2005 compared to 2004. The beneficial effects of increased activity and improved pricing were partially offset by increased labor, equipment rental, and fuel costs.
Latin America
Revenues increased 7% to $256.3 million in 2005 primarily due to an increase in activity within the segment. Six significant projects were in progress during 2005 compared to five significant projects in progress during 2004. Income from continuing operations before income taxes decreased by $28.6 million to $1.4 million in 2005 due to low productivity on four projects, uncompensated weather-related downtime, a $2.5 million tax penalty reserve, and costs associated with the transfer of one major construction vessel to the region from the Middle East. Five major construction vessels achieved 77% utilization in 2005 compared to four major construction vessels achieving 82% utilization in 2004.

West Africa
Revenues were $30.4 million for 2005 compared to $7.5 million in 2004. Revenues for 2005 and 2004 included reductions in revenue related to adverse arbitration rulings and settlements of $1.2 million and $10.8 million, respectively. Activity in our West Africa segment increased slightly between comparable years, but bid margins declined. Utilization of our three major construction vessels in this segment was 12% during 2005 as compared to 8% in 2004. During the fourth quarter of 2004, the construction barge, Navajo, was transferred out of this segment into our Middle East segment. Loss from continuing operations before income taxes decreased to $11.3 million in 2005 compared to a loss of $22.7 million in 2004.
Middle East
Revenues increased 51% to $76.8 million in 2005. One significant project which began in 2004 carried over to 2005, and a large multi-year project was begun in the fourth quarter of 2005. A $17.7 million increase in third-party diving revenues, which was primarily caused by an increase in activity, also contributed to the increase in revenues. Utilization in 2005 of one major construction vessel was 50% compared to two major construction vessels achieving 29% in the same period in 2004. Income from continuing operations before income taxes increased $16.2 million to income of $14.5 million in 2005 compared to a loss of $1.6 million in 2004 primarily due to increased activity, improved productivity, and a gain of $1.9 million on the disposition of a cargo barge. Additionally, results for 2004 included a $1.3 million loss on asset impairments..
Asia Pacific
Revenues increased 72% to $132.3 million in 2005 due to increased activity which was associated with the transfer of the Hercules to the segment. However, loss from continuing operations before income taxes increased to $3.4 million in 2005 compared to a loss of $2.0 million in 2004. The favorable effects of the increase in activity and an increase in net gains on asset disposals were completely offset by increased costs associated with the transfer of the Hercules to the segment and by productivity issues and uncompensated weather-related downtime in one large project. Utilization in 2005 for our four major construction vessels in this segment was 41% compared to three major construction vessels achieving 38% utilization in 2004. Results for 2005 included a $2.8 million net gain on asset disposals which was primarily related to the sale of two DSVs.

Industry and Business Outlook
     We expect that worldwide demand for our offshore construction services over the next twelve months will remain high by historical standards but will moderate somewhat from the peak levels of demand we experienced in 2006. As of December 31, 2006, our backlog amounted to approximately $457.9 million ($25.5 million for the U.S. Gulf of Mexico and $432.4 million for international regions). Approximately, 92% of this backlog is scheduled to be performed in 2007. After year end, we announced the award of new work totaling approximately $250.0 million, all of which is scheduled to be performed in 2007.
     We expect that demand for our offshore construction services in the U.S. Gulf of Mexico over the next twelve months will remain high by historical standards but will moderate from the peak levels of demand experienced in 2006 which primarily resulted from damage caused by Hurricanes Katrina and Rita. The amount of our backlog in the U.S. Gulf of Mexico is not indicative of the level of demand for our services in this region due to the prevalence of short-term contractual arrangements in this region.
     We expect that demand for our construction services in international regions will be strong in 2007, especially in the Middle East and West Africa. However, we do not expect to repeat the same level of activity in Latin America as we achieved in 2006. Our backlog at December 31, 2006 included $432.4 million for international regions. All of the new work which was announced subsequent to year end is scheduled to be performed in international regions.
     We believe that demand for our offshore construction services will remain strong over the next few years. Energy prices remain at reasonably high levels which are conducive to the offshore energy industry, and worldwide trends in energy consumption indicate growing demand for oil and natural gas. Additionally, we believe that current levels of offshore oil and gas exploration activity will create significant demand for our services over the next several years.

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
     We expect that our activity level over the next twelve months will remain high by historical standards but below recent peak levels. Our backlog at December 31, 2006 was $457.9 million. Approximately 92% of this backlog is scheduled to be performed in 2007. We expect that our cash balances and credit facility will provide adequate funding for any increase in working capital requirements to the extent it occurs in advance of increases in our cash flows from operations. Capital expenditures for 2007 are currently expected to be between $70.0 million and $90.0 million, but could be higher if we decide to pursue opportunities for expanding and/or modernizing our fleet.
Cash Flow
     Our cash balance increased by $225.1 million to $352.2 million at December 31, 2006 from $127.1 million at December 31, 2005. Our operating activities generated $246.1 million of cash during the twelve months ended December 31, 2006 and used $3.5 million of cash during the twelve months ended December 31, 2005. This improvement in operating cash flows was primarily due to improved profitability between comparable periods. Working capital increased by $228.0 million during 2006 to $460.1 million at December 31, 2006 primarily due to higher activity and improved profitability.
     Investing activities resulted in a $28.6 million net use of cash. Proceeds from the sale of assets, supplemented by cash on hand, funded capital expenditures of $42.5 million. We estimate that the cost to complete capital expenditure projects in progress at December 31, 2006 will be approximately $42.5 million. This amount includes an aggregate commitment of 26.0 million euros (or $34.3 million as of December 31, 2006). These capital expenditures are related to the purchase of and/or upgrades to vessels, diving systems, and other offshore construction equipment.
     As of December 31, 2006, we had repurchased 3.7 million shares of our common stock pursuant to our $30.0 million stock repurchase program at a total cost of $24.1 million. We did not repurchase any securities pursuant to our $30.0 million stock repurchase program during 2006. Our credit facility described below limits stock repurchases. Pursuant to the terms of this credit facility, we may use up to $30.0 million per year to repurchase shares if we maintain at least $100.0 million of “excess availability,” which is the sum of our cash and available credit under the facility.
Long-Term Debt
     Long-Term debt outstanding at December 31, 2006 (including current maturities) includes $73.3 million of Title XI bonds and no amounts drawn against our revolving credit facility.
     Our outstanding Title XI bonds mature in 2025. The bonds carry an interest rate of 7.71% per annum and require semi-annual principal payments of $2.0 million, plus interest. The agreement pursuant to which the Title XI bonds were issued contains certain covenants, including the maintenance of minimum working capital and net worth requirements. If these covenants are not met, additional covenants become applicable that restrict our operations and our ability to pay cash dividends. At December 31, 2006, we were in compliance with the covenants associated with our Title XI bonds.
     On June 30, 2006, we entered into the Third Amended and Restated Credit Agreement (the “Credit Agreement”). As compared to the credit facility which it replaced, the Credit Agreement increased our overall borrowing capacity, reduced the interest rate premiums (“spreads”) to be paid on our borrowings, reduced fee rates for letters of credit, increased the number of subsidiaries allowed to borrow under the facility, extended the term of the facility, and reduced the scope of certain covenants applicable under the agreement. The Credit Agreement, which is a $130 million revolving credit facility with optional provisions for expansion to $150 million, replaces the previous $85 million credit facility that would have matured in March 2008. The Credit Agreement matures on June 30, 2011. The entire facility is available for the issuance of letters of credit and direct cash advances. The Credit Agreement permits borrowings based on a floating spread over prime rate or London Interbank Offered Rate (“LIBOR”). The spreads can range from 0% to 1.75% and 0.75% to 2.75% for prime rate and LIBOR-based borrowings, respectively, based upon certain of our financial ratios. Common stock of our subsidiaries, certain real estate, and the majority of our vessels collateralize the loans under the Credit Agreement. The Credit Agreement contains certain covenants including a requirement to maintain a minimum level of net worth and compliance with minimum fixed charge coverage and maximum leverage ratios. In consideration for the Credit Agreement, we paid a $0.4 million fee. At December 31, 2006, we were in compliance with all of the covenants associated with our credit facility and had no borrowings, $59.8 million of letters of credit outstanding, and $70.2 million of credit availability under the Credit Agreement.
Other Indebtedness and Obligations
     We also have a $16.0 million short-term credit facility at one of our foreign locations which is secured by a letter of credit issued under our primary credit facility. At December 31, 2006, we had $0.2 million in cash overdrafts reflected in accounts payable, $5.8 million of letters of credit outstanding, and $10.0 million of credit availability under this other credit facility. Additionally, in the normal course of business, we provide guarantees and performance, bid, and payment bonds pursuant to agreements or in connection with bidding to obtain such agreements to perform construction services. All of these guarantees are secured by parent company guarantees. The aggregate amount of these guarantees and bonds at December 31, 2006 was $100.1 million in surety bonds and $59.8 million in bank guarantees/letters of credit. The surety bonds and bank guarantees/letters of credit are due to expire between January 2007 and April 2008 and between January 2007 and December 2009 respectively.
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
     In December of 2005, we entered into a long-term charter for a newly built DSV which was delivered in June 2006. This charter, which includes a five-year fixed term and five one-year options, requires monthly payments denominated in Norwegian kroners at an annual rate of approximately 63.1 million kroners (or $10.1 million as of December 31, 2006). During the first quarter of 2006, we entered into a long-term charter for a second newly built DSV which was delivered in October 2006. This charter, which includes a three-year fixed term and four one-year options, requires monthly payments denominated in Norwegian kroners at an annual rate of approximately 78.5 million kroners (or $12.6 million as of December 31, 2006). As of December 31, 2006, we had entered into forward exchange agreements which will enable the Company to fulfill its remaining non-cancellable Norwegian kroner obligations under these charters at an average rate of 6.31 kroners per U.S. dollar.

     The following table sets forth, as of December 31, 2006, our minimum rental commitments under operating leases with an initial non-cancellable term of one year or more (in thousands).

2007	$25,235
2008	24,368
2009	22,153
2010	11,824
2011	6,610
Thereafter	2,079

Total	$92,269

Off-Balance Sheet Arrangements
     In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees/letters of credit and surety bonds, which totaled approximately $159.9 million at December 31, 2006.
Summary of Contractual Obligations as of December 31, 2006

	Payments due by period
	(In Thousands)
		Less than	1-3	4-5	More than
Contractual Obligations	Total	1 year	years	years	5 years

Long-Term Debt Principal Only(1)	$73,260	$3,960	$11,880	$7,920	$49,500
Long-Term Debt Interest Only	53,659	5,572	14,884	8,396	24,807
Operating Lease Obligations — Cancelable(2)	40,597	5,616	17,690	13,251	4,040
Operating Lease Obligations — Non-Cancelable(3)	92,269	25,235	58,345	7,923	766
Purchase Obligations	37,611	19,128	18,483	—	—
Other Liabilities Reflected on the Registrant’s Balance Sheet under GAAP(4)	(1,659)	(253)	(641)	(592)	(173)

Total	$295,737	$59,258	$120,641	$36,898	$78,940

(1)	For more information regarding our Long-term Debt Obligations, including interest payments, please see Note 6 to the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

(2)	Represents the Titan 2 lease. For more information regarding this lease, please see Note 7 to the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

(3)	Includes the minimum charter payments related to two newly built DSVs which were delivered in 2006 under long-term charter agreements.

(4)	The amount shown as due in less than one year is included in the balance of other accrued liabilities.

Liquidity Outlook
     During the next twelve months, we expect that our cash balances, supplemented by cash generated from operations and amounts available under our Credit Agreement, will be sufficient to fund our operations (including increases in working capital required to fund any increases in activity levels), scheduled debt retirement, and currently planned capital expenditures. In addition, we will continue to evaluate the divesture of assets that are no longer critical to our operations to reduce our operating costs and maintain our strong financial position.
     Over the next few years, we expect cash from operations, supplemented by proceeds from long-term debt and/or equity issuances, to provide sufficient funds to finance our operations, maintain our fleet, and expand our business as opportunities arise. As we have done historically, we regularly evaluate the merits of opportunities that arise for the acquisition of equipment or businesses and may require additional liquidity if we decide to pursue such opportunities. For flexibility, we maintain a shelf registration statement that as of February 23, 2007 permits the issuance of $365.8 million of debt and equity securities.
     The long-term liquidity of the Company will be determined by our ability to earn operating profits which are sufficient to cover our fixed costs, including scheduled principal and interest payments on debt, and to provide a reasonable return on shareholders’ investment. We believe that earning such operating profits will enable the Company to maintain its access to favorably priced debt, equity, and/or other financing arrangements which may be required to finance our operations, maintain our fleet, and/or expand our business. Our ability to earn operating profits in the long run will be determined by, among other things, the continued viability of the oil and gas energy industry, commodity price expectations for crude oil and natural gas, the competitive environment of the markets in which we operate, and our ability to win bids and manage awarded projects to successful completion. For additional information regarding our operating profits, please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations, included elsewhere in this Annual Report.

Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. Consistent with the requirements of FIN 48, we adopted this new interpretation on January 1, 2007. We are currently evaluating the provisions of FIN 48 and have not yet determined the impact, if any, on our consolidated financial statements.
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
     In September 2006, the SEC issued Staff Accounting Bulletin (SAB) 108, Guidance on Materiality. The new guidance requires the use of both a balance sheet and income statement approach in quantifying and evaluating the materiality of misstatements in the financial statements. While the income statement approach addresses only misstatements related to the current year financial statements, the balance sheet approach takes into account unadjusted cumulative misstatements existing in the balance sheet at the end of the current period. Under the transition guidance in SAB 108, correction of errors from prior periods that existed in the balance sheet which had been previously considered immaterial could be treated as a one-time cumulative-effect adjustment and would not require restatement of prior periods. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits all entities to choose to measure many eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently evaluating the provisions of SFAS 159, but have not yet determined the impact, if any, on our consolidated financial statements.

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
     Revenue Recognition
     Revenues from construction contracts, which are generally recognized using the percentage-of-completion method, are measured by relating the actual cost of work performed to date to the current estimated total cost of the respective contract (the cost-to-cost option of the percentage-of-completion method). Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect vessel costs (including depreciation and amortization), labor, supplies, and repairs. Certain costs may be excluded from the cost-to-cost method of measuring progress, such as significant costs for materials and major third-party subcontractors, if it appears that such exclusion would result in a more meaningful measurement of actual contract progress and resulting periodic allocation of income. Provisions for estimated losses, if any, on uncompleted contracts are made in the period in which such losses are determined. Selling, general, and administrative costs are charged to expense as incurred. We also provide services on a day-rate basis to many of our customers. Revenues for day-rate services are recognized as the services are rendered if collectability is reasonably assured.
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
     Receivables
     Our receivables include both billed and unbilled receivables. These receivables often include claims and unapproved change orders. The claims and unapproved change orders included in our receivables, amounted to $21.4 million at December 31, 2006 and $37.2 million at December 31, 2005. Retainage, which represents amounts which are billed to customers but not yet due per the terms of the underlying contract, was $12.1 million at December 31, 2006. Approximately, $4.4 million of this amount is expected to be collected in 2007. Retainage at December 31, 2005 was $2.6 million. We continually monitor our receivables for collectability and make the appropriate allowances when deemed necessary.
     Property and Equipment
     Long-lived assets held and used by us (primarily marine vessels and related equipment) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We assess the recoverability of long-lived assets by determining whether the carrying values of an asset group can be recovered through projected net cash flows undiscounted and without interest charges, based on expected operating results over the remaining life of the asset group. The cash flow estimates are based on historical data adjusted for management estimates of future market performance that rely on existing market data, industry-wide trends, and expected vessel day-rates, utilization, and margins.
     Management’s estimates may vary considerably from actual outcomes due to future adverse market conditions, poor operating results, or other factors that could result in our inability to recover the current carrying value of the long-lived asset, thereby possibly requiring an impairment charge in the future.
     Goodwill
     Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets and liabilities of acquired businesses. The Company evaluates the carrying value of goodwill annually or more frequently if events or changes in circumstances indicate that the carrying amount may exceed fair value. Recoverability is determined by comparing the estimated fair value of the reporting unit to which the goodwill applies to the carrying value, including goodwill, of that reporting unit.
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
     At December 31, 2006, we had available net operating loss (“NOL”) carryforwards for foreign jurisdiction purposes of approximately $50.6 million, which, if not used, will expire between 2007 and 2015. One foreign jurisdiction has an indefinite NOL carryforward period. We believe that it is more likely than not that all of the $2.8 million NOL carryforwards in our Latin America segment will be utilized prior to their expiration. A valuation allowance has been set up for the remaining foreign NOL carryforwards as we do not believe that they will be utilized prior to their expiration.
     In certain situations, we provide for taxes where assessments have not been received. In those situations, we consider it probable that the taxes ultimately payable will exceed those amounts reflected in filed tax returns; accordingly, taxes are provided in those situations under the guidance in SFAS No. 5, “Accounting for Contingencies.” Future events such as changes in the facts or tax law, judicial decisions regarding existing law or a favorable audit outcome may later indicate the assertion of additional taxes is no longer probable. In such circumstances, it is possible that taxes previously provided would be released. Please see Note 1 of the Notes to Consolidated Financial Statements for information regarding recent accounting pronouncements which will affect the way we account for income taxes in future periods.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Due to the international nature of our business operations and the variable interest rate provisions of our revolving credit facility, we are exposed to certain risks associated with changes in foreign currency exchange rates and interest rates.
     Most of our business operations are conducted in foreign countries which use currencies other than our functional currency. We use natural hedging techniques to manage the foreign exchange risks associated with our foreign operations by contracting, to the extent possible, international construction jobs to be payable in U.S. dollars. We also, to the extent possible, maintain cash balances at foreign locations in U.S. dollar accounts. We do not believe that a change in currency rates in the regions in which we operate would have a significant effect on our results of operations.
     From time to time, we also make significant contractual commitments which are denominated in foreign currencies. At December 31, 2006, we had significant contractual commitments which were denominated in Norwegian kroners and euros.
     Our Norwegian kroner commitments at December 31, 2006, which result from two long-term vessel charters, will require the use of 506.4 million kroners (or $81.1 million as of December 31, 2006) over the next five years. As of December 31, 2006, we had hedged all of our non-cancellable Norwegian kroner commitments related to these vessel charters at an average rate of 6.31 kroners per dollar and were no longer exposed to the risk of fluctuations in the kroner/dollar exchange rate.
     Hedge accounting treatment for the derivative financial instruments which are associated with the Norwegian kroner described above is dependent upon whether or not these hedges are considered to be effective as defined in SFAS 133, Accounting for Derivative Instruments and Hedging Activities. If these hedges become ineffective as defined by SFAS 133, we will be required to include the changes in fair market value of these instruments in our results of operations. For more information about our derivative positions, please see Notes 13 and 16 of the Notes to Consolidated Financial Statements contained elsewhere in this Annual Report.
     Our euro commitments, which result from commitments to purchase equipment, will require the use of 26.0 million euros (or $34.3 million as of December 31, 2006) over the next two years. During the second quarter of 2006, we entered into forward exchange agreements, at an average rate of 1.32 dollars per euro, to hedge against the risk of variations in the euro/dollar exchange rate with respect to these euro commitments. In December 2006, as a result of changes in our expectations regarding the occurrence and timing of cash payments related to these euro commitments, our hedge with respect to our euro commitments became less effective than was originally forecast. Consequently, although management still considers the derivative financial instruments associated with our euro commitments to be a reasonable economic hedge of our euro commitments, these derivative financial instruments no longer qualify for hedge accounting as per SFAS 133. During the fourth quarter of 2006, we recorded a net derivative gain of $0.4 million related to these derivative instruments, and will record changes in the fair value of these derivative instruments in our earnings until the contracts are settled. A 1% decline in the value of the euro with respect to the U.S. dollar would decrease the U.S. dollar value of our euro commitments at December 31, 2006 by approximately $0.3 million and create a derivative loss in our reported earnings of approximately $0.3 million. Due to uncertainty regarding the occurrence and timing of cash payments related to our euro commitments, we are also exposed to the risk that any derivative losses which are incurred may not be recovered in future periods through a reduction of depreciation expense related to the assets acquired via our euro commitments or in some other manner.
     As of December 31, 2006, we had no amounts drawn against our revolving credit facility and had no hedging instruments with respect to interest rates. At December 31, 2006, we had $73.3 million of fixed interest rate long-term debt outstanding with a weighted-average interest rate of approximately 7.7% and a market value of approximately $79.4 million. A 1% decline in the general level of interest rates would increase the market value of our long-term debt by approximately $5.4 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our control environment is the foundation for our system of internal control. Included in our system of internal control are written policies, an organizational structure providing division of responsibilities, the selection and training of qualified personnel, and a program of financial and operations reviews by a professional staff of corporate auditors. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the underlying transactions, including the acquisition and disposition of assets; (ii) provide reasonable assurance that our assets are safeguarded and transactions are executed in accordance with management’s and our directors’ authorization and are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Our evaluation was based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     Based on our evaluation under the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was effective as of December 31, 2006 to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. The conclusion of our principal executive officer and principal financial officer is based on the recognition that there are inherent limitations in all systems of internal control. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ B.K. CHIN	/s/ PETER S. ATKINSON

B.K. Chin Chief Executive Officer	Peter S. Atkinson President and Chief Financial Officer

Carlyss, Louisiana March 1, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
of Global Industries, Ltd.
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Global Industries, Ltd. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
     A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officer, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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
     In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated March 1, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payments on January 1, 2006.
DELOITTE & TOUCHE LLP
Houston, Texas
March 1, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
of Global Industries, Ltd.
     We have audited the accompanying consolidated balance sheets of Global Industries, Ltd. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Global Industries, Ltd. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
     As discussed in Notes 1 and 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment on January 1, 2006.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
DELOITTE & TOUCHE LLP
Houston, Texas
March 1, 2007

GLOBAL INDUSTRIES, LTD.
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	December 31,
	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$352,178	$127,138
Restricted cash	1,073	1,477
Accounts receivable — net of allowance of $17,203 for 2006 and $7,757 for 2005	197,258	168,781
Unbilled work on uncompleted contracts	90,980	76,291
Contract costs incurred not yet recognized	22,721	34,076
Deferred income taxes	2,781	14,158
Prepaid expenses and other	16,147	34,448

Total current assets	683,138	456,369

Property and Equipment, net	316,876	330,402

Other Assets
Accounts receivable — long-term	7,731	—
Deferred charges, net	19,862	19,125
Deferred income taxes	2,711	—
Goodwill, net	37,388	37,388
Other	3,291	1,378

Total other assets	70,983	57,891

Total	$1,070,997	$844,662

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long term debt	$3,960	$3,960
Accounts payable	127,009	106,348
Employee-related liabilities	25,643	16,170
Income taxes payable	38,092	25,726
Accrued interest payable	2,134	2,249
Advance billings on uncompleted contracts	4,557	21,308
Litigation liability provision	—	34,911
Other accrued liabilities	21,617	13,647

Total current liabilities	223,012	224,319

Long-Term Debt	69,300	73,260
Deferred Income Taxes	51,714	49,491
Other Liabilities	1,406	787

Commitments and Contingencies	—	—

Shareholders’ Equity
Common stock, $0.01 par value, 150,000 authorized, and 116,252 and 114,344 shares issued and outstanding at December 31, 2006 and 2005, respectively	1,162	1,144
Additional paid-in capital	379,297	350,550
Retained earnings	353,834	154,089
Treasury stock at cost, 25 in 2006 and none in 2005	(644)	—
Accumulated other comprehensive loss	(8,084)	(8,978)

Total shareholders’ equity	725,565	496,805

Total	$1,070,997	$844,662

See notes to consolidated financial statements.

GLOBAL INDUSTRIES, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004

Revenues	$1,234,849	$688,615	$463,331
Cost of operations	887,003	571,768	398,875

Gross profit	347,846	116,847	64,456
Loss on asset impairments	8,931	—	7,173
Reduction in litigation provision	(13,699)	—	—
Net gain on asset disposal	(6,395)	(5,303)	(18,246)
Selling, general and administrative expenses	71,109	50,916	37,923

Operating income	287,900	71,234	37,606
Other expense (income):
Interest expense	10,787	10,192	14,797
Other, net	(8,874)	(4,972)	1,647

Income from continuing operations before income taxes	285,987	66,014	21,162
Income taxes	86,242	31,256	14,640

Income from continuing operations, net of income taxes	199,745	34,758	6,522
Income from discontinued operations, net of income taxes	—	—	15,910

Net income	$199,745	$34,758	$22,432

Basic earnings per common share:
Earnings from continuing operations	$1.73	$0.31	$0.06
Earnings from discontinued operations	$0.00	$0.00	$0.15

Basic earnings per share	$1.73	$0.31	$0.21

Diluted earnings per common share:
Earnings from continuing operations	$1.70	$0.30	$0.06
Earnings from discontinued operations	$0.00	$0.00	$0.14

Diluted earnings per share	$1.70	$0.30	$0.20

See notes to consolidated financial statements.

GLOBAL INDUSTRIES, LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Treasury	Comprehensive	Retained
	Shares	Amount	Capital	Stock	Loss	Earnings	Total

Balance at Jan. 1, 2004	101,282,097	$1,013	$288,137	$—	$(8,978)	$96,899	$377,071
Net income	—	—	—	—	—	22,432	22,432
Amortization of unearned stock compensation	—	—	623	—	—	—	623
Restricted stock issues, net	2,014,403	20	380	—	—	—	400
Exercise of stock options	438,876	4	1,444	—	—	—	1,448
Tax effect of exercise of stock options	—	—	263	—	—	—	263
Common stock issued	9,614,782	96	48,395	—	—	—	48,491

Balance at Dec. 31, 2004	113,350,158	$1,133	$339,242	$—	$(8,978)	$119,331	$450,728
Net income	—	—	—	—	—	34,758	34,758
Amortization of unearned stock compensation	—	—	2,836	—	—	—	2,836
Restricted stock issues, net	(143,864)	—	455	—	—	—	455
Exercise of stock options	1,015,633	10	6,720	—	—	—	6,730
Tax effect of exercise of stock options	—	—	763	—	—	—	763
Common stock issued	121,734	1	534	—	—	—	535

Balance at Dec. 31, 2005	114,343,661	$1,144	$350,550	$—	$(8,978)	$154,089	$496,805
Net income	—	—	—	—	—	199,745	199,745
Amortization of unearned stock compensation	—	—	9,721	—	—	—	9,721
Restricted stock issues, net	760,277	7	5,446	—	—	—	5,453
Exercise of stock options	1,053,042	10	9,210	—	—	—	9,220
Tax effect of exercise of stock options	—	—	3,690	—	—	—	3,690
Common stock issued	95,431	1	680	—	—	—	681
Treasury Stock purchased	—	—	—	(644)	—	—	(644)
Unrealized gain on foreign currency hedges	—	—	—	—	894	—	894

Balance at Dec. 31, 2006	116,252,411	$1,162	$379,297	$(644)	$(8,084)	$353,834	$725,565

See notes to consolidated financial statements.

GLOBAL INDUSTRIES, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2006	2005	2004
Cash Flows From Operating Activities
Income from continuing operations	$199,745	$34,758	$6,522
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and non-stock-based amortization	51,190	49,861	46,832
Stock-based compensation expense	15,173	3,268	1,047
Provision for doubtful accounts	29,010	5,223	1,777
Gain on sale or disposal of property and equipment	(6,395)	(5,303)	(18,247)
Loss on asset impairments	8,931	—	7,173
Reduction in litigation provision	(13,699)	—	—
Deferred income taxes	11,003	4,487	21,569
Tax penalties, fees, and adjustments	3,267	2,500	—
Excess tax benefits from stock-based compensation	(3,690)	—	—
Other	—	—	455
Changes in operating assets and liabilities			—
Accounts receivable, unbilled work, and contract costs	(67,617)	(153,288)	(14,240)
Prepaid expenses and other	16,389	(8,860)	(4,392)
Accounts payable, employee-related liabilities and other accrued liabilities	38,723	74,259	29,776
Deferred dry-docking costs incurred	(13,895)	(10,386)	(14,344)
Litigation settlement payment	(22,050)	—	—

Net cash provided by continuing operations	246,085	(3,481)	63,928
Net cash used in discontinued operations	—	—	(11,966)

Net cash provided by (used in) operating activities	246,085	(3,481)	51,962

Cash Flows From Investing Activities
Proceeds from the sale of assets	13,431	9,176	23,575
Additions to property and equipment	(42,450)	(23,392)	(4,384)
Decrease in (additions to) restricted cash	404	(1,477)	—

Net cash provided by (used in) continuing operations	(28,615)	(15,693)	19,191
Net cash provided by discontinued operations	—	—	53,460

Net cash provided by (used in) investing activities	(28,615)	(15,693)	72,651

Cash Flows From Financing Activities
Proceeds from the sale of common stock, net	9,220	7,720	50,621
Additions to deferred charges	(736)	(609)	(5,152)
Repayment of long-term debt	(3,960)	(3,960)	(191,549)
Repurchase of common stock	(644)	—	—
Proceeds from long-term debt	—	—	149,000
Excess tax benefits from stock-based compensation	3,690	—	—

Net cash provided by financing activities	7,570	3,151	2,920

Cash and Cash Equivalents
Increase (decrease)	225,040	(16,023)	127,533
Beginning of period	127,138	143,161	15,628

End of period	$352,178	$127,138	$143,161

See notes to consolidated financial statements.

GLOBAL INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Summary of Significant Accounting Policies
     Organization — Global Industries, Ltd. and subsidiaries (the “Company,” “we,” “us” or “our”) provides construction services, including pipeline construction, platform installation and removal, construction support, and diving services, to the offshore oil and gas industry in the United States Gulf of Mexico, Latin America, West Africa, the Middle East (including the Mediterranean and India), and Asia Pacific regions. Most of our work is performed on a fixed-price basis, but we also perform services on a unit-rate basis, a cost-plus basis, a day-rate basis, or on a combination of such bases. Our traditional contracts are typically of short duration, being completed in one to five months. However, Engineering, Procurement, Installation and Commissioning contracts (EPIC), turnkey contracts, and certain international contracts can be for longer durations, in excess of one year.
     Principles of Consolidation — The consolidated financial statements include the accounts of Global Industries, Ltd. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
     Cash and Cash Equivalents — Cash includes cash on hand, demand deposits, money market accounts, and securities with maturities of three months or less when purchased.
     Receivables — Our receivables are presented in the following balance sheet accounts: (1) accounts receivable, (2) accounts receivable — long term, (3) unbilled work on uncompleted contracts, and (4) contract costs incurred not yet recognized. The balance of accounts receivable primarily consists of amounts which have been billed to customers for offshore construction services. Most of the balance of accounts receivable is collectible pursuant to routine collection terms, which are generally less than sixty days from the date of the invoice; however, some amounts which are included in accounts receivable are not immediately collectible due to retainage provisions in the applicable offshore construction contract. Amounts related to retainage which are expected to be collected within twelve months of the balance sheet date are carried in the balance of accounts receivable, and any amounts, including retainage, which have been billed but are not expected to be collected within twelve months are carried in the balance of accounts receivable — long term. The balance of unbilled work on uncompleted contracts includes (a) amounts which are receivable from customers for work that has not yet been billed pursuant to contractually specified milestone billing requirements and (b) revenue accruals. The balance of contract costs incurred not yet recognized represents those contract costs which have been incurred but excluded from our percentage of completion computation under the cost-to-cost method in order to provide a more meaningful measurement of actual contract progress.
     The balances of accounts receivable and unbilled work on uncompleted contracts may include amounts related to claims and unapproved change orders. We include claims and unapproved change orders in contract revenues to the extent of costs incurred when (1) the contract or other evidence provides a legal basis for the claim, (2) additional costs are not the result of deficiencies in our performance, (3) costs are identifiable, and (4) evidence supporting the claim is objective and verifiable. The basis for our recorded unapproved change orders and claims was formed after we engaged in an extensive contract review, a review of the supporting evidence and, generally, obtained a legal opinion from either internal or external legal counsel. Additionally, we believe that we have objective, verifiable evidence to support these claims. That evidence consists of explicit contractual terms and/or written legal opinions. Please see Note 4 for more information about our receivables.
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
     The periods used in determining straight-line depreciation and amortization follow:

Marine barges, vessels and related equipment	5	—	25 years
Machinery and equipment	5	—	18 years
Transportation equipment	3	—	10 years
Furniture and fixtures	2	—	12 years
Buildings and leasehold improvements	3	—	40 years
     Please see Note 5 for more information about our property and equipment.
     Interest Capitalization — Interest costs for the construction of certain long-term assets are capitalized and amortized over the related assets’ estimated useful lives. No interest was capitalized in 2006, 2005, or 2004.
     Deferred Charges — Deferred charges consist principally of scheduled dry-docking costs which are capitalized at cost and amortized using the straight-line method through the date of the next scheduled dry docking, which typically occurs between thirty and sixty months after the most recently completed scheduled dry docking. Amortization expense related to deferred charges was $13.7 million in 2006, $12.8 million in 2005, and $14.4 million in 2004. Accumulated amortization related to deferred charges was $26.7 million at December 31, 2006 and $34.3 million at December 31, 2005.
     Goodwill — Goodwill represents the excess of cost over the fair value of net assets acquired and is tested for impairment on an annual basis or when circumstances indicate that impairment may exist. The carrying amounts of goodwill as of December 31, 2006 and December 31, 2005, were approximately $37.4 million and are primarily attributable to our Latin America segment.
     Contracts in Progress and Revenue Recognition — The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position No. 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts. Revenues from construction contracts, which are generally recognized using the percentage-of-completion method, are measured by relating the actual cost of work performed to date to the current estimated total cost of the respective contract (the cost-to-cost option of the percentage of completion method). Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect vessel costs (including depreciation and amortization), labor, supplies, and repairs. Certain costs may be excluded from the cost-to-cost method of measuring progress, such as significant costs for materials and major third-party subcontractors, if it appears that such exclusion would result in a more meaningful measurement of actual contract progress and resulting periodic allocation of income. Provisions for estimated losses, if any, on uncompleted contracts are made in the period in which such losses are determined. Selling, general, and administrative costs are charged to expense as incurred. We also provide services on a day-rate basis to many of our customers. Revenues for day-rate services are recognized as the services are rendered if collectability is reasonably assured.
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
     Impairment of Long-Lived Assets — SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, promulgates standards for measuring and recording impairments of long-lived assets.

Additionally, this standard establishes requirements for classifying an asset as held for sale, and changes existing accounting and reporting standards for discontinued operations and exchanges for long-lived assets.
     Long-lived assets held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We assess the recoverability of long-lived assets by determining whether the carrying values can be recovered through projected cash flows and operating results over their remaining lives. Any impairment of the asset is recognized when it is determined that such future undiscounted cash flows will be less than the carrying value of the asset. Please see Note 9 for more information about impairments.
     Derivatives and Other Financial Instruments — From time to time, we enter into interest rate swaps and forward currency agreements to manage our exposure to fluctuations in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for trading purposes. When we enter into derivative agreements, we formally document the relationship between our derivative positions (hedging instruments) and our specific interest rate or foreign currency exposure (hedged items), as well as the risk management strategy for the use of the hedging instrument. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, derivatives are recognized on the consolidated balance sheet at fair value and cash flows from derivative instruments are presented in net cash flow from operating activities. In accordance with SFAS No. 133, any portion of the change in fair value of the derivative position which is ineffective with respect to the hedging relationship is recognized in current period earnings. Please see Note 13 for more information about our derivative financial instruments.
     The carrying value of our financial instruments, including cash, escrowed funds, receivables, advances to unconsolidated affiliate, accounts payable, and certain accrued liabilities approximate fair market value due to their short-term nature. At December 31, 2006, the balances of prepaid expenses and other and other non-current assets included unrealized derivative gains of $0.6 million and $1.1 million, respectively, which were carried on our balance sheet at fair market value based upon dealer quotes. The fair market value of our long-term debt, estimated using the applicable 10-year treasury rate plus a 175 basis point spread, was $79.4 million at December 31, 2006 and $85.0 million at December 31, 2005.
     From time to time, we may invest excess cash in marketable securities, such as auction rate securities. During the fourth quarter of 2006, we invested some of our cash in municipal-based auction rate securities; but, at year end, we were not holding any such securities.
     Foreign Currency Translation — We have determined that the United States dollar is the functional currency for substantially all of the financial statements of our foreign subsidiaries. Current exchange rates are used to remeasure assets and liabilities, except for certain accounts (including property and equipment, goodwill and equity) which are remeasured using historical rates. The translation calculation for the income statement used average exchange rates during the period, except certain items (including depreciation and amortization expense) for which historical rates are used. Any resulting remeasurement gain or loss is included in other income (expense).
     Stock-Based Compensation — Effective January 1, 2006, we adopted SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS 123R), using the modified prospective transition method. Under this method, we record compensation expense at fair value for all awards granted after the date of adoption of SFAS 123R. In addition, we record compensation expense at fair value (as previous awards continue to vest) for the unvested portion of previously granted stock option awards that were outstanding as of the date of adoption. Prior periods have not been restated. Compensation for time-based restricted stock and performance-based restricted stock or units is based upon the grant date fair value of the stock or units awarded. Please see Note 2 for an in depth discussion of our stock-based compensation arrangements.
     Income Taxes — We use the liability method for determining our income taxes, under which current and deferred tax liabilities and assets are recorded in accordance with enacted tax laws and rates. Under this method, the amounts of deferred tax liabilities and assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not.

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
     Our tax filings for various periods are subjected to audit by tax authorities in most jurisdictions where we conduct business. These audits may result in assessments of additional taxes that are resolved with the authorities or potentially through the courts. We believe that these assessments may occasionally be based on erroneous and even arbitrary interpretations of local tax law. We have received tax assessments from various taxing authorities and are currently at varying stages of appeals and/or litigation regarding these matters. We have provided for the amounts we believe will ultimately result from these proceedings. We believe we have substantial defenses to the questions being raised and will pursue all legal remedies should an unfavorable outcome result. However, resolution of these matters involves uncertainties, and there are no assurances that the outcomes will be favorable. Please see Note 14 for more information regarding income taxes.
     Concentration of Credit Risk — Our customers are primarily national oil companies, major oil companies, independent oil and gas producers, and transportation companies operating in selected international areas and in the Gulf of Mexico. We perform ongoing credit evaluations of our customers and require posting of collateral when deemed appropriate. We provide allowances for possible credit losses when necessary.
     Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates and judgments on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances. Estimates and assumptions about future events and their effects cannot be perceived with certainty. Accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes. While we believe that the estimates and assumptions used in the preparation of the consolidated financial statements are appropriate, actual results could differ from those estimated. Estimates are used for but are not limited to determining the following: estimated costs to complete unfinished construction contracts, allowances for doubtful accounts, the recoverability of long-lived assets, the useful lives used in depreciation and amortization, income taxes and related valuation allowances, and insurance and other legal obligations.
     Basic and Diluted Earnings Per Share — Basic earnings per share is computed based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share uses the weighted-average number of common shares outstanding adjusted for the incremental shares attributed to dilutive outstanding options to purchase common stock and non-vested restricted stock awards. Please see Note 18 for more information about our earnings per share.

     Recent Accounting Pronouncements — In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. Consistent with the requirements of FIN 48, we adopted this new interpretation on January 1, 2007. We are currently evaluating the provisions of FIN 48 and have not yet determined the impact, if any, on our consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands the disclosure requirements related to fair value measurements. This statement, which is effective for fiscal years beginning after November 15, 2007, applies to most FASB pronouncements that require fair value measurement but does not in itself require any new fair value measurements. We are currently evaluating the provisions of SFAS 157 and have not yet determined the impact, if any, on our consolidated financial statements.
     In September 2006, the SEC issued Staff Accounting Bulletin (SAB) 108, Guidance on Materiality. The new guidance requires the use of both a balance sheet and income statement approach in quantifying and evaluating the materiality of misstatements in the financial statements. While the income statement approach addresses only misstatements related to the current year financial statements, the balance sheet approach takes into account unadjusted cumulative misstatements existing in the balance sheet at the end of the current period. Under the transition guidance in SAB 108, correction of errors from prior periods that existed in the balance sheet which had been previously considered immaterial could be treated as a one-time cumulative-effect adjustment and would not require restatement of prior periods. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits all entities to choose to measure many eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently evaluating the provisions of SFAS 159, but have not yet determined the impact, if any, on our consolidated financial statements.
     Reclassifications — Certain reclassifications have been made to the prior period financial statements in order to conform to the classifications adopted for reporting in 2006, including the following. Certain current assets and current liabilities related to value added taxes in our Latin America segment are now presented on a net basis instead of gross basis. This change resulted in a decline in the amount of total assets reported on our balance sheet as of December 31, 2005. Additionally, cash flows related to dry-docking costs are now presented as part of our cash flows from operations instead of cash flows from investing activities.
2. Stock-Based Compensation
     During the comparable years of 2006, 2005, and 2004, we had three stock-based compensation plans that provided for the granting of restricted stock, stock options, performance-based shares, performance-based units, or any combination thereof to directors, officers, and employees.
     Our 1992 Restricted Stock Plan, which terminated in the second quarter of 2005, provided for awards of shares of restricted stock to employees approved by a committee of the Board of Directors. Under the plan, 712,000 shares of common stock had been reserved for issuance. Forfeiture restrictions on shares granted under the plan lapse 33-1/3% on the third, fourth, and fifth anniversary date of grant. No awards were made under this plan during any of the comparable years.

     The 1998 Equity Incentive Plan permits the granting of both stock options and restricted stock awards to officers and employees approved by a committee of the Board of Directors. The plan also authorizes the Chief Executive Officer to grant stock options and restricted stock awards to non-officer employees. The maximum number of shares of common stock that may be granted as options or restricted stock to any one individual during any calendar year is 10% of the number of shares authorized under the 1998 Plan, and re-pricing of outstanding options is prohibited without the approval of our shareholders. As of December 31, 2006, 7,500,000 shares of common stock had been reserved for issuance under the plan of which 1,088,783 were available for grant. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Options granted under the plan in 2005 and 2006 vest over periods ranging from three to five years and have ten year contractual terms. Forfeiture restrictions on restricted shares granted under the plan in 2006 and 2005 lapse on the third anniversary date of the grant. Performance-based restricted stock granted under the plan, whose vesting is contingent upon meeting various Company-wide performance goals, have forfeiture restrictions which lapse at the end of a three-year performance period. The performance period for the 2005 performance-based shares awarded under this plan ends on December 31, 2007. No options, restricted shares, or performance-based restricted stock awards were granted under this plan in 2006.
     The 2005 Stock Incentive Plan permits the grants of non-qualified stock options, incentive stock options, restricted stock, performance awards, phantom shares, stock appreciation rights, substitute awards, and other stock-based awards (“Awards”) to the Company’s employees, directors, and consultants and to employees and consultants of its Subsidiaries, provided that incentive stock options may be granted solely to employees. A maximum of 5,500,000 shares of common stock may be delivered pursuant to Awards under the 2005 Stock Incentive Plan, provided that no more than 60% of such shares may be delivered in payment of restricted stock or phantom share awards. As of December 31, 2006, 3,324,902 shares were available for grant. Options granted under the plan in 2006 vest 33-1/3% per year for three years and have a ten year contractual term. Forfeiture restrictions on restricted shares lapse 100% after three years or 33-1/3% per year for three years. Performance-based units that have been granted under the plan, whose vesting is contingent upon meeting various Company-wide performance goals, have forfeiture restrictions which vest, if at all, at the end of a three-year performance period. The performance period for the 2006 performance-based units awarded under this plan ends on December 31, 2008.
     Compensation cost that has been charged against income for the Company’s stock-based compensation plans was $15.2 million, $2.8 million, and $0.7 million for 2006, 2005, and 2004, respectively. Included in stock-based compensation cost for 2006 is a charge of $3.4 million related to the acceleration of certain options, restricted shares, and performance shares/units partly attributable to the planned retirement of the Company’s founder and Chairman of the Board. No compensation cost was capitalized as a part of inventory or fixed assets. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $4.8 million, $1.0 million, and $0.3 million for 2006, 2005, and 2004, respectively.
     The impact of implementing SFAS 123R in 2006 was $0.02 per diluted share, net of taxes.
     SFAS 123R requires that excess tax benefits related to stock awards be reflected as financing cash inflows instead of operating cash inflows. The Company has elected to adopt the transition method under FASB Staff Position FAS123R-3, Transition Election Related to Accounting for the Tax Effect of Share-Based Payment Awards. For 2006, this new treatment resulted in cash flows from financing activities of $3.7 million, which reduced cash flows from operating activities by the same amount. For 2005 and 2004 the tax benefit included in cash flows from operating activities was $0.7 million and $0.3 million respectively.

     Pro forma information for the 2005 and 2004 is provided to show the effect of amortizing stock-based compensation to expense on a straight-line basis over the vesting period. Had compensation costs been determined as prescribed by SFAS 123R, the net income and earnings per share would have been as follows.
Pro Forma Information

	Twelve	Twelve
	Months Ended	Months Ended
	December 31,	December 31,
	2005	2004
	(In thousands except per share amounts)
Net income	$34,758	$22,432
Add: Recognized stock compensation expense, net of taxes	2,027	22
Less: SFAS 123R pro forma stock compensation expense net of taxes	(2,793)	(4,911)

Pro-forma net income	$33,992	$17,543

As reported:
Basic	$0.31	$0.21
Diluted	$0.30	$0.20
Pro forma:
Basic	$0.31	$0.16
Diluted	$0.29	$0.16
     The following tables summarize the methods used to measure compensation cost for the various types of awards granted under the plans:

Method Used to Determine Actual and Pro Forma
Award Type	Compensation Cost for Prior Years
Stock Options:	Estimated using the Black-Scholes Option Valuation method (Pro forma)

Time-based Restricted Stock:	Measured using fair value on the grant date (Actual)

Performance Shares:	Initially measured using fair value and expected achievement levels on the date of grant. Compensation cost is then periodically adjusted to reflect changes in market prices and achievement through the settlement date (Actual)

     In prior years, the fair value of stock options was estimated using the Black-Scholes option valuation method with the following assumptions:

	2005	2004
Expected life in years	6 years	5.4 years
Interest rate	4.54%	2.74%
Volatility	46.59%	50.15%
Forfeiture rate	Actual	Actual
Expected dividends	-0-	-0-
     The expected life represents the period of time that options granted are expected to be outstanding. The risk-free rate is based upon the rate for 10 year U.S. Treasury strips. Volatility is based upon the historical volatility of the Company’s stock over the previous six-year period.

Award Type	Method Used to Determine 2006 Compensation Cost
Stock Options:	Estimated using the Black-Scholes Option Valuation method in accordance with SFAS 123R

Time-based Restricted Stock:	Measured using fair value on the grant date Forfeitures assumed to be 12%

Performance Shares/Units:	Performance shares/units are segregated between those shares which are earned based upon a market condition and those which are earned based upon other criteria. Performance shares/units which are dependent upon a market condition are measured using the fair value at the date of grant and a 100% expected achievement level. The fair value of the market based awards is based upon a Monte Carlo Simulation. Performance shares/units which have no market-based earnings criteria are initially measured using fair value at date of award and expected achievement levels on date of grant. Compensation cost is then periodically adjusted to reflect changes in expected achievement through the settlement date.
In 2006, the fair value of stock options was estimated using the Black-Scholes option valuation model with the following assumptions:

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	December 31,	September 30,	June 30,	March 31
	2006	2006	2006	2006
Expected life in years	6 years	6 years	6 years	6 years
Interest rate	4.68%	4.61%	5.15%	4.98%
Volatility	55.24%	56.75%	58.70%	54.82%
Forfeiture rate	25.00%	25.00%	25.00%	25.00%
Expected dividends	-0-	-0-	-0-	-0-
     The expected life represents the period of time that options granted are expected to be outstanding. The risk-free rate is based upon the rate for 10 year U.S. Treasury strips. Volatility is based upon the historical volatility of the Company’s stock over the previous six-year period. The forfeiture rate is based upon historical forfeitures of options granted. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company.

     The following tables summarize the activity for the year ended December 31, 2006.
STOCK OPTIONS

	Outstanding Options Year Ended December 31, 2006
		Weighted	Remaining	Aggregate
		Average	Average	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Life (Years)	(In thousands)
Outstanding at December 31, 2005	4,459,050	$10.14
Granted	1,086,300	13.07
Forfeited or expired	(262,990)	11.91
Exercised	(1,073,603)	9.03

Outstanding at December 31, 2006	4,208,757	$11.06	5.0	$11,072

Exercisable at December 31, 2006	2,938,957	$10.76	3.6	$8,885

     The weighted average grant date fair value of options granted during the 2006, 2005 and 2004 was $7.50, $6.19, and $3.82 per share, respectively. The total intrinsic value (i.e., the fair market value of the underlying stock less exercise price) of options exercised during 2006, 2005, and 2004 was $6.3 million, $4.0 million, and $1.1 million, respectively.
     Cash received for options exercised during 2006, 2005, and 2004 was $9.7 million, $6.3 million, and $1.5 million, respectively.

	Non-Vested Options
	Year Ended December 31, 2006
		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2005	782,990	$7.88
Vested	(442,220)	8.63
Forfeited or expired	(157,270)	10.12
Granted	1,086,300	13.07

Outstanding at December 31, 2006	1,269,800	$11.78

     As of December 31, 2006, there was $3.3 million of total unrecognized compensation cost related to non-vested options. This cost is expected to be recognized over a weighted average period of 1.4 years.

TIME- BASED RESTRICTED STOCK

	Non-Vested Outstanding Shares Year Ended December 31, 2006
		Weighted	Remaining
		Average	Average	Aggregate
		Grant Date	Contractual	Value
	Shares	Fair Value	Life (Years)	(In thousands)
Outstanding at December 31, 2005	846,174	$6.75
Granted	912,981	14.97
Forfeited or expired	(161,517)	10.27
Vested and released to participants	(81,705)	6.03

Outstanding at December 31, 2006	1,515,933	$11.36	1.66	$17,224

     The weighted-average grant date fair value of restricted shares granted during 2005 and 2004 was $10.97 and $6.36 per share, respectively. The total fair value of awards which vested in 2006, 2005, and 2004 was $0.5 million, $1.0 million, and $1.3 million, respectively.
     As of December 31, 2006, there was $10.9 million of total unrecognized compensation cost related to non-vested time based restricted shares that is expected to be recognized over a weighted-average period of 2.19 years.
PERFORMANCE SHARES

	Non-Vested Outstanding Shares Year Ended December 31, 2006
		Weighted
		Average	Aggregate
		Grant Date	Value
	Shares	Fair Value	(In thousands)
Outstanding at December 31, 2005	952,000	$5.72
Granted	20,000	15.56
Forfeited or expired	(100,000)	5.42

Outstanding at December 31, 2006	872,000	$5.98	$5,211

     The non-vested and outstanding shares displayed in the above table assumes that shares are issued at the maximum performance level (100%). Shares which are earned based upon criteria other than a market condition are assumed issued at 100% of the maximum performance level. The aggregate value reflects the impacts of current expectations of achievement and stock price.
     As of December 31, 2006, there was $2.6 million of total unrecognized compensation cost related to non-vested performance shares that is expected to be recognized over a weighted-average period of 1.08 years.

PERFORMANCE-BASED UNITS

	Non-Vested Outstanding Units Year Ended December 31, 2006
		Weighted
		Average	Aggregate
		Grant Date	Value
	Units	Fair Value	(In thousands)
Outstanding at December 31, 2005	—	$—
Granted	231,586	15.11
Forfeited or expired	(13,400)	14.41
Vested and released to participants	—	—

Outstanding at December 31, 2006	218,186	$15.15	$3,305

     The aggregate value reflects the value of performance units given current expectations of performance through the end of the cycle.
     The non-vested and outstanding units displayed in the above table assumes that units are issued at the maximum performance level (100%). Units which are earned based upon criteria other than a market condition are assumed issued at 100% of the maximum performance level. The aggregate value reflects the impacts of current expectations of achievement and stock price.
     As of December 31, 2006, there was a total of $1.9 million of compensation cost related to non-vested performance unit awards that is expected to be recognized over a weighted-average period of 2.0 years.
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
     During 2006, we purchased 38,000 shares of common stock from directors pursuant to our Non-Employee Director Compensation policy at an aggregate cost of $0.6 million. These transactions involved shares which were surrendered in exchange for the payment of income taxes.
     1995 Employee Stock Purchase Plan — The Global Industries, Ltd. 1995 Employee Stock Purchase Plan (“Purchase Plan”) provided a method for substantially all employees to voluntarily purchase a maximum of 2,400,000 shares of our common stock at favorable terms. Under the Purchase Plan, eligible employees were authorized to make payroll deductions that were used at the end of the Option Period to acquire shares of common stock at 85% of the fair market value on the first or last day of the Option Period, whichever is lower. In August 1997, shareholders approved an amendment to the plan whereby the plan has a twelve-month and a six-month Option Period in each year. In October 1998, the Board of Directors further amended the plan effective December 31, 1998, to, among other items, change the twelve-month Option Period to begin January 1 of each year and the six-month Option Period to begin July 1 of each year. For the year ended December 31, 2005, 100 employees purchased 95,431 shares at a weighted average cost of $8.322 per share. For the year ended December 31, 2004, 82 employees purchased 120,898 shares at a weighted average cost of $4.393 per share. Under the terms of the plan, the 1995 Employee Stock Purchase Plan expired on December 31, 2005.

3. Restricted Cash
     At December 31, 2006, the balance of restricted cash was comprised of cash deposits related to foreign currency exchange arrangements. Restrictions with respect to these deposits will remain in effect until we terminate the associated foreign currency arrangement.
4. Receivables
     Our receivables are presented in the following balance sheet accounts: (1) accounts receivable, (2) accounts receivable — long term, (3) unbilled work on uncompleted contracts, and (4) contract costs incurred not yet recognized. Accounts receivable are stated at net realizable value, and the allowances for uncollectible accounts were $17.2 million at December 31, 2006 and $7.8 million at December 31, 2005. Accounts receivable at December 31, 2006 and 2005 included $4.4 million and $2.6 million, respectively, of retainage, which was not immediately collectible due to contractually specified requirements. The balance of Accounts receivable — long term at December 31, 2006 represented amounts related to retainage which were not expected to be collected within the next twelve months. Our receivables included claims and unapproved change orders of $21.4 million at December 31, 2006 and $37.2 million at December 31, 2005. These claims and change orders are amounts due for extra work and/or changes in the scope of work on certain projects.
Costs and Estimated Earnings on Uncompleted Contracts

	December 31,
	2006	2005
	(In thousands)
Costs incurred and recognized on uncompleted contracts	$663,381	$567,266
Estimated earnings	197,693	62,038

Costs and estimated earnings on uncompleted contracts	861,074	629,304
Less: Billings to date	(796,353)	(608,272)

	64,721	21,032
Plus: Accrued revenue(1)	21,702	33,951

	$86,423	$54,983

Included in accompanying balance sheets under the following captions:
Unbilled work on uncompleted contracts	$90,980	$76,291
Advance billings on uncompleted contracts	(4,557)	(21,308)

	$86,423	$54,983

(1)	Accrued revenue represents unbilled amounts receivable which are related to work performed on projects for which the percentage of completion method is not applicable.

5. Property and Equipment
     Property and equipment at December 31, 2006 and 2005 is summarized as follows:

	December 31,
	2006	2005
	(In thousands)
Marine barges, vessels, and related equipment	$427,153	$447,467
Machinery and equipment	75,079	67,864
Transportation equipment	6,459	6,465
Furniture and fixtures	11,315	9,848
Buildings and leasehold improvements	47,429	45,533
Land	6,930	6,930
Construction in progress	28,536	19,334

	602,901	603,441
Less accumulated depreciation and amortization	(286,025)	(273,039)

Property and equipment — net	$316,876	$330,402

     Depreciation expense related to property and equipment was $37.9 million in 2006, $37.2 million in 2005, and $32.5 million in 2004.

6. Financing Arrangements
     Long-Term debt consisted of the following:

	December 31,
	2006	2005
	(In thousands)

United States Government Guaranteed Ship Financing Bonds, 2000 Series dated February 15, 2000, payable in semi-annual principal installments of $1,980,000 with a final installment of $1,980,000 plus interest at 7.71%, maturing February 15, 2025, collateralized by the Hercules vessel and related equipment with a net book value of $90.6 million at December 31, 2006	$73,260	$77,220
Revolving line of credit with a syndicate of commercial banks, interest payable at variable rates	—	—

Total long-term debt	73,260	77,220
Less current maturities	3,960	3,960

Long-term debt, less current maturities	$69,300	$73,260

     Annual maturities of long-term debt for each of the five years following December 31, 2006 and in total thereafter follow (in thousands).

2007	$3,960
2008	3,960
2009	3,960
2010	3,960
2011	3,960
Thereafter	53,460

Total	$73,260

     Our outstanding United States Government Guaranteed Ship Financing Bond (Title XI bonds) mature in 2025. The agreement pursuant to which the Title XI bonds were issued contains certain covenants, including the maintenance of minimum working capital and net worth requirements, which if not met result in additional covenants that restrict our operations and our ability to pay cash dividends. At December 31, 2006, we were in compliance with these covenants.
     On June 30, 2006, we entered into the Third Amended and Restated Credit Agreement (the “Credit Agreement”). As compared to the credit facility which it replaced, the Credit Agreement increased our overall borrowing capacity, reduced the interest rate premiums (“spreads”) to be paid on our borrowings, reduced fee rates for letters of credit, increased the number of subsidiaries allowed to borrow under the facility, extended the term of the facility, and reduced the scope of certain covenants applicable under the agreement. The Credit Agreement, which is a $130 million revolving credit facility with optional provisions for expansion to $150 million, replaces the previous $85 million credit facility that would have matured in March 2008. The Credit Agreement matures on June 30, 2011. The entire facility is available for the issuance of letters of credit and direct cash advances. The Credit Agreement permits borrowings based on a floating spread over prime rate or London Interbank Offered Rate (“LIBOR”). The spreads can range from 0% to 1.75% and 0.75% to 2.75% for prime rate and LIBOR-based borrowings, respectively, based upon certain of our financial ratios. Common stock of our subsidiaries, certain real estate, and the majority of our vessels collateralize the loans under the Credit Agreement. The Credit Agreement is subject to certain covenants including a requirement to maintain a minimum level of net worth and compliance with minimum fixed charge coverage and maximum leverage ratios. In consideration for the Credit Agreement, we paid a $0.4 million fee. At December 31, 2006, we were in compliance with all of the covenants associated with our credit facility and had no borrowings, $59.8 million of letters of credit outstanding, and $70.2 million of credit availability under the Credit Agreement.

     We also have a $16.0 million short-term credit facility at one of our foreign locations that is secured by a letter of credit issued under the Credit Agreement described above. At December 31, 2006, we had $0.2 million in cash overdrafts reflected in accounts payable, $5.8 million of letters of credit outstanding, and $10.0 million of credit availability under this other credit facility.
7. Commitments and Contingencies
     Leases — We lease real property and equipment in the normal course of business under varying operating lease agreements. These lease agreements, which include both non-cancelable and month-to-month terms, generally provide for fixed monthly rentals and for certain of the leases renewal options. Total rent expense for the years ended 2006, 2005 and 2004 was $22.4 million, $12.1 million and $10.1 million, respectively.
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
     During the fourth quarter of 2005, we entered into a long-term charter for a newly built dive support vessel (DSV) which was delivered in June 2006. This charter, which includes a five-year fixed term and five one-year options, requires monthly payments denominated in Norwegian kroners at an annual rate of approximately 63.1 million kroners (or $10.1 million at December 31, 2006). During the first quarter of 2006, we entered into a long-term charter for another newly built DSV which was delivered in October 2006. This charter, which includes a three-year fixed term and four one-year options, requires monthly payments denominated in Norwegian kroners at an annual rate of approximately 78.5 million kroners (or $12.6 million as of December 31, 2006). As of December 31, 2006, we had entered into forward exchange agreements which will enable the Company to fulfill its remaining non-cancellable Norwegian kroner obligations under these charters at an average rate of 6.31 kroners per U.S. dollar.
     The following table sets forth, as of December 31, 2006, our minimum rental commitments under operating leases with an initial non-cancellable term of one year or more (in thousands).

2007	$25,235
2008	24,368
2009	22,153
2010	11,824
2011	6,610
Thereafter	2,079

Total	$92,269

     Legal Proceedings — In November 1999, we notified Groupe GTM (now Vinci), that as a result of material adverse changes and other breaches by Vinci, we were no longer bound by and were terminating the Share Purchase Agreement to purchase the shares of ETPM S.A. The Share Purchase Agreement provided for liquidated damages of $25.0 million to be paid by a party that failed to consummate the transaction under certain circumstances. On December 23, 1999, we filed suit against Vinci in the Tribunal de Commerce de Paris to recover damages. On June 21, 2000, Vinci filed an answer and counterclaim against us seeking the liquidated damages of $25.0 million and other damages, costs and expenses of approximately $3.2 million based on then current exchange rates. In November 2003, the Tribunal de Commerce de Paris ruled in favor of Vinci in the matter and awarded Vinci $25.0 million plus approximately $8.5 million in interest, exchange rate differential, and legal fees. As a result, although we had not yet paid the judgment, we recorded a $33.5 million (pre-tax) provision in the fourth quarter of 2003. A decision was rendered in May 2005 by the Cour d’appel de Paris upholding the lower court decision. Vinci filed an enforcement action in the United States District Court for the Eastern District of Louisiana (civil action number 05-3251). The Company filed an appeal in the French Supreme Court on the additional costs associated with the exchange rate differential. On June 30, 2006, we entered into a Settlement Agreement (the “Settlement Agreement”) with Vinci to settle all claims associated with this litigation. Under the terms of the Settlement Agreement, on July 3, 2006, we paid Vinci €17.5 million (approximately $22.0 million) in full and final settlement of its claims against us. Our operating income for 2006 includes the benefit of a $13.7 million reduction in the loss provision related to this litigation.
     On June 30, 2005, we were notified by the Mexican appeals court of an unfavorable decision in litigation related to an audit assessment of 1999 corporate income and value added taxes totaling $15.4 million. The assessment was related to the timing of contract revenue recognition for Mexican tax purposes. The assessed amount included taxes adjusted for inflationary costs of approximately $5.4 million and penalties and interest of approximately $10.0 million. A reserve of $2.5 million dollars for interest, penalties, and inflationary charges related to this assessment was established and recorded in our Latin America segment during the second quarter of 2005. A provision for income and value added taxes was not necessary because the assessment was related to the timing of revenue recognition rather than the overall amount of revenue to be recognized for tax purposes. After an additional appeal, we settled this matter with the Mexican tax authorities in the second quarter of 2006. Pursuant to this settlement, we agreed to pay $1.7 million in interest and inflationary charges for which we had originally reserved $2.5 million.
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
     Construction and Purchases in Progress — We estimate that the cost to complete capital expenditure projects in progress at December 31, 2006 will be approximately $42.5 million. This amount includes an aggregate commitment of 26.0 million euros (or $34.3 million as of December 31, 2006).
     Guarantees — In the normal course of our business activities, we provide guarantees and performance, bid, and payment bonds pursuant to agreements or obtaining such agreements to perform construction services. All of these financial instruments are secured by parent guarantees. At December 31, 2006, the aggregate amount of these guarantees and bonds, which are scheduled to expire between January 2007 and April 2008, was $100.1 million.
     Letters of Credit — In the normal course of our business activities, we are required to provide financial letters of credit to secure the performance and/or payment of obligations, including the payment of worker’s compensation claims. At December 31, 2006, we had approximately $59.8 million of letters of credit outstanding which are due to expire between January 2007 and December 2009.
8. Shareholders’ Equity
     Authorized Preferred Stock — We have authorized 30,000,000 shares of $0.01 par value preferred stock.
     Treasury Stock — During August 1998, the Board of Directors authorized the expenditure of up to $30.0 million to purchase shares of our outstanding common stock. Subject to market conditions, the purchases may be affected, from time to time, through solicited or unsolicited transactions in the market or in privately negotiated transactions. No limit was placed on the duration of the purchase program. Subject to applicable securities laws, management will make purchases based upon market conditions and other factors. As of December 31, 2006, we had purchased 3,654,500 shares since the authorization at a total cost of $24.1 million. In 2006 and 2005, no shares were purchased pursuant to this plan; however, approximately 25,000 shares of common stock were acquired the by Company from directors in exchange for the payment of income taxes on their behalf. Our existing $130.0 million revolving credit facility, limits our ability to repurchase our shares. Pursuant to the terms of this credit facility, we may use up to $30.0 million per year to repurchase shares if we maintain at least $100.0 million of “excess availability,” which is the sum of our cash and available credit under the facility.
9. Losses on Asset Impairment
     In 2006, due to escalating costs for dry-docking services during a period of high demand in the offshore energy industry, escalating repairs and maintenance costs for aging vessels, increasing difficulty in obtaining certain replacement parts, and declining marketability of certain vessels, we decided to forego dry-docking and/or refurbishment of certain vessels and to permanently retire them from service. As a result of our decision, we recorded a pre-tax non-cash impairment charge of $8.9 million which resulted from the impairment of two major construction vessels, six DSVs, and other ancillary construction equipment.
     In 2004, due to future trend information that became available and recent events regarding some of our geographic locations and assets, we examined each asset extensively to determine expected profitability and utilization. Each asset was analyzed and valued using comparable vessel sales, probability weighted undiscounted cash flow analysis, and/or other methodologies. In conjunction with this analysis, we recorded a pretax non-cash impairment charge of $7.2 million relating to certain of our marine assets and a support facility. The assets were valued at their respective fair market values.

     The table below sets forth the segments, assets, and amounts associated with the impairment charges which was incurred in 2006 and 2004.

		Year Ended December 31,
Segment	Description of Asset	2006	2004
		(in thousands)
Gulf of Mexico OCD	One MCV(1) & Other	$1,415	$—
	Portion of One Facility	—	3,011

Gulf of Mexico Diving	One DSV	1,963	—

Latin America	Three DSVs	1,434	—
	One Launch Barge	—	99

West Africa	One MCV	—	2,506

Middle East	One MCV & Two DSVs	4,119	—
	One Launch Barge	—	1,289

Corporate	Other	—	268

Total		$8,931	$7,173

(1)	Major Construction Vessel
10. Asset Dispositions
     In 2006, net gains on asset sales included a $3.0 million gain on the sale of a cargo barge in our Gulf of Mexico OCD segment and a $2.6 million gain on the sale of three crew vessels and two DSVs in our Gulf of Mexico Diving segment. In 2005, net gains on asset sales included a $1.9 million gain on the disposition of a cargo barge in our Middle East segment and a $2.7 million gain on the sale of two dive support vessels in our Asia Pacific segment. In 2004, we sold the derrick barge, Arapaho, and recorded a $16.8 million gain in our Gulf of Mexico OCD segment and sold our Lafayette, Louisiana property and recorded a gain in our corporate segment of $1.2 million.
11. Interest Expense
     Interest expense for 2006 included $1.7 million of expense related to an inflationary adjustment associated with our plans to amend certain prior-year tax returns in our Latin America segment. Interest expense for 2005 included $1.0 million of interest expense related to an income tax settlement agreement in our Asia Pacific segment. Interest expense for 2004 was significantly higher than interest expense for 2005 and 2006 primarily due to a higher average level of debt in 2004.

12. Other, net
     The table below sets forth the significant components of the balance of other expense or income.

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Interest income	(8,169)	(3,304)	(976)
Foreign exchange (gains) and losses, net	1,613	(632)	2,792
Derivative income, net	(397)	—	—
All other, net	(1,921)	(1,036)	(169)

Other expense (income), net	(8,874)	(4,972)	1,647

     Interest income was primarily derived from short-term investments in cash and cash equivalents. Foreign exchange gains and losses are the result of periodic revaluation of relatively small foreign currency cash balances and accounts receivable in our various foreign segments. Derivative income resulted from the recognition of settlements and changes in value with respect to forward exchange contracts denominated in euros. For more information regarding our derivative financial instruments, please see Note 13. The amount shown as “all other” is comprised of various small items spread throughout our segments.

13. Derivative Financial Instruments
     Due to the international nature of our business operations and the variable interest rate provisions of our revolving credit facility, we are exposed to certain risks associated with changes in foreign currency exchange rates and interest rates. From time to time, we enter into derivative agreements (hedging instruments) to hedge our exposure to specific foreign currency or interest rate risks (hedged items). We do not use derivative financial instruments for trading purposes. As of December 31, 2006, we had entered into forward exchange contracts to hedge commitments denominated in Norwegian kroners and euros. During the fourth quarter of 2006, due to changes in expectations regarding the timing and the probability of the occurrence of settlements related to the commitments which constitute the hedged items of our euro hedges, we determined that these euro hedges were no longer “highly effective” as defined by SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and discontinued hedge accounting for the derivative financial instruments associated with these hedges. Consequently, we recorded a $0.4 million derivative gain in our earnings for the fourth quarter of 2006 and will henceforth record any future changes in the fair value of these derivative financial instruments as a derivative gain or loss in our earnings for the period in which their value changes.
     There has been no change in our expectations regarding our Norwegian kroner hedges. The Company accounts for the derivative financial instruments which are associated with these hedges as cash flow hedges, as defined by SFAS 133. Under SFAS 133, all derivatives which are designated as hedges and meet certain requirements are granted hedge accounting treatment. Generally, under this accounting treatment, all periodic changes in the fair value of the derivative financial instruments which are designated as hedges and that are considered to be effective, as defined by SFAS 133, are recorded in “accumulated other comprehensive income” until the associated hedged item is settled. The Company is exposed to the risk that, at some future point in time, its derivative financial instruments which are designated as hedges may no longer be considered effective as defined by SFAS 133, or may no longer qualify for hedge accounting treatment for some other reason. In such case, the amount of accumulated other comprehensive income associated with the disqualified derivative financial instrument as well as future periodic changes in value will be included in the Company’s results of operations. Ineffectiveness, as defined by SFAS 133, results when the change in the total fair value of a derivative financial instrument which is designated as a hedging instrument does not equal the change in fair value of the associated hedged item. All changes in fair value which are associated with ineffectiveness will be included in the results of operations of the Company during the period of the change. The Company did not recognize any gain or loss in its results of operations for 2006 due to ineffectiveness of its Norwegian kroner hedges. As of December 31, 2006, the Company had $0.9 million in unrealized gains, net of tax, in accumulated other comprehensive income related to forward exchange hedges. Included in this total is approximately $0.2 million in net unrealized gains which are expected to be realized in earnings during the twelve months following December 31, 2006. At December 31, 2005, we did not have any outstanding derivative financial instruments.

14. Income Taxes
     We have provided for income tax expense on income from continuing operations as follows:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)

U.S. Federal and State:
Current	$29,915	$15,593	$46
Deferred	6,882	4,258	1,307
Foreign:
Current	44,098	7,951	6,187
Deferred	5,347	3,454	7,100

Total	$86,242	$31,256	$14,640

State income taxes included above are not significant for any of the periods presented.
Income from continuing operations before income taxes consisted of the following:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)

United States	$96,989	$66,439	$15,678
Foreign	188,998	(425)	5,484

Total	$285,987	$66,014	$21,162

     The provision (benefit) for income taxes from continuing operations varies from the U.S. Federal statutory income tax rate due to the following:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)

Taxes at U.S. Federal statutory rate of 35%	$100,095	$23,105	$7,407
Foreign tax credit	—	(1,903)	(594)
Permanent book to tax differences:
Exchange and inflationary gains on foreign tax filings	(157)	2,425	1,885
Disallowed deductions	1,186	956	600
Interest income on affiliate balances	2,197	805	665
Other permanent differences	629	890	(129)
Foreign income taxes at different rates	(21,460)	6,675	7,724
Foreign net operating loss carryforward valuation allowance	2,901	1,036	1,753
Valuation allowance reversal	—	(3,004)	(4,337)
Other	851	271	(334)

Total	$86,242	$31,256	$14,640

     The decrease in effective tax rate for 2006 is related to improved profit margins in foreign jurisdictions where Global is subject to tax on a deemed profit basis on revenues and where the statutory tax is below the U.S. statutory tax rate of 35%. For the years 2004 and 2005, Global’s foreign effective tax rate exceeded the U.S. tax rate due to losses or low margins in countries where Global is subject to a deemed profit tax on revenues.

     At December 31, 2006, we had available net operating loss (“NOL”) carryforwards for foreign jurisdiction purposes of approximately $50.6 million, which, if not used, will expire between 2007 and 2015. One foreign jurisdiction has an indefinite NOL carryforward period. We believe that it is more likely than not that all of the $2.8 million NOL carryforward in our Latin America segment will be utilized prior to expiration. A valuation allowance has been set up for the remaining foreign NOL carryforwards as currently we do not believe that they will be utilized prior to their expiration.
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising our net deferred tax balance as of December 31, 2006 and 2005 are as follows:

	December 31,
	2006	2005
	(In thousands)
Deferred Tax Liabilities:
Excess book over tax basis of property and equipment	$45,967	$49,042
Deferred charges	3,640	2,908
Accounts receivable	2,311	1,772
Deferred Tax Assets, Current:
GTM litigation accrual (not currently deductible)	—	(12,219)
Net operating loss carryforward	(11,208)	(12,939)
Valuation allowance	10,586	7,685
Accrued liabilities	(177)	(600)
Allowance for doubtful accounts	(316)	(316)
Stock-based compensation (not currently deductible)	(1,756)	—
Deferred Tax Assets, Non-Current:
Stock-based compensation (not currently deductible)	(2,711)

Net deferred tax liability	$46,336	$35,333

     Our tax filings are subjected to audit by the tax authorities in most jurisdictions where we conduct business. These audits may result in assessments of additional taxes that are resolved with the authorities or potentially through the courts. We believe that these assessments may occasionally be based on erroneous and even arbitrary interpretations of local tax law. Resolution of these situations inevitably includes some degree of uncertainty; accordingly, we provide taxes in accordance with SFAS No. 5 Accounting for Contingencies, only for the amounts we believe will ultimately result from these proceedings. We believe the $11.8 million provided for potential assessments as part of our other accrued liabilities does not have a significant impact on our liquidity. Our experience has been that the estimates and assumptions we have used to provide for future tax assessments have proven to be appropriate. However, past experience is only a guide, and the potential exists, however limited that the tax resulting from the resolution of current and potential future tax controversies may differ materially from the amount accrued.
     On February 21, 2007, the Company received a $29.7 million tax assessment from Algeria, for income tax, business tax and value added taxes for the years ending 2005 and 2004. The Company is in the process of finalizing its Algerian tax returns for these years. Though we have not yet fully evaluated the assessment, we will pursue all legal remedies should an unfavorable outcome result. Pending evaluation, the amount of a possible loss cannot be reasonably estimated at this time.

15. Discontinued Operations
     The Liftboat Division was historically included in our Gulf of Mexico Diving segment. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Liftboat Division’s results of operations, financial position and cash flows have been reflected in the consolidated financial statements and notes as a discontinued operation for all periods presented. In September 2004, we entered into a definitive asset purchase agreement with Mercury Offshore Assets, LLC (“Mercury”). We completed the sales transaction with Mercury in October 2004 and recognized a gain on the sale of approximately $29.7 million within discontinued operations in the fourth quarter of 2004.
     Operating results of the Liftboat Division’s discontinued operation were as follows:

Year Ended
December 31,
2004
(In thousands)
Revenues	$20,347
Income before income taxes (1)	29,335
Income tax expense	13,425

Net income from discontinued operations	$15,910

(1)	Includes a gain of $29.7 million in 2004 from the gain on the sale of the Liftboat Division.

Year Ended
December 31,
2004
(In thousands)
Supplemental Cash Flow Information

Cash Flows From Operating Activities:
Net income from discontinued operations	$15,910
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,362
Gain on sale of assets	(29,666)
Deferred dry-docking cost incurred	(4,572)

Net cash used in discontinued operations	$(11,966)

Cash Flows From Investing Activities:
Proceeds from sale of assets	$53,583
Additions to property and equipment	(123)

Net cash provided by discontinued operations	$53,460

16. Comprehensive Income
     Our comprehensive income includes changes in the fair value of certain derivative financial instruments which qualify for hedge accounting treatment. For additional information regarding these derivative financial instruments, please see Note 13 of the Notes to Consolidated Financial Statements. The reconciliation between net income and comprehensive income are as follows.

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Net income	$199,745	$34,758	$22,432
Other comprehensive (loss) income:
Unrealized net gain on foreign currency hedges before taxes	1,375	—	—
Provision for income taxes	(481)	—	—

Comprehensive income	$200,639	$34,758	$22,432

     A roll-forward of the amounts included in accumulated other comprehensive income (loss), net of taxes, is shown below.

			Accumulated
	Accumulated	Foreign	Other
	Translation	Exchange	Comprehensive
	Adjustment	Agreements	Income (Loss)
	(in thousands)
Balance at December 31, 2005	$(8,978)	$—	$(8,978)
Change in value	—	821	821
Reclassification of loss to earnings	—	73	73

Balance at December 31, 2006	$(8,978)	$894	$(8,084)

     The amount of accumulated translation adjustment included in accumulated other comprehensive income relates to subsidiaries whose functional currency was not the U.S. dollar in certain prior years. The amount of gain on forward exchange agreements included in accumulated other comprehensive income is associated with forward exchange agreements which hedge the Company’s foreign currency commitments under long-term vessel charters. This gain (or potentially a loss) will be reclassified to results of operations as the associated hedged items are settled and will offset any variability in foreign exchange rates which occurs subsequent to the initiation of the hedges. The amount shown as reclassified to earnings includes a $0.3 million loss which was reclassified to earnings during the fourth quarter of 2006 as a result of the cessation of hedge accounting for the derivative financial instruments associated with our euro hedges.
17. Employee Benefits
     We sponsor a defined contribution profit sharing and 401(k) retirement plan that covers all employees who meet certain eligibility requirements. Company contributions to the profit-sharing plan are made at the discretion of the Board of Directors and may not exceed 15% of the annual compensation of each participant. No contributions to the profit-sharing portion of the plan were made in 2006, 2005 or 2004.
     Under the 401(k) section of the retirement plan, our matching contributions equaled 100% of the first $1,000 of each participating employee’s contribution to the plan for the years of 2005 and 2004. Effective January 1, 2006, the Company changed the amount of its matching contributions to the greater of (1) 100% of the first $1,000 of each participating employee’s contribution to the plan or (2) 50% of employee contributions up to the lesser of 6% of gross wages or the statutory limit on contributions. Matching expense for the 401(k) plan was $1.3 million in 2006, $0.4 million in 2005, and 0.5 million in 2004.
     We have a management incentive compensation plan which rewards managerial employees when our financial results meet or exceed targets set by the Board of Directors. Incentive compensation expense under this plan was $4.4 million in 2006 and $2.9 million in 2005. No incentive compensation expense was recorded in 2004.
18. Earnings Per Share
     The following table presents the reconciliation between basic shares and diluted shares (in thousands, except per share data):

	Income
	from	Weighted-Average Shares
	Continuing		Effect of Dilutive		Earnings Per Share
	Operatons	Basic	Securities	Diluted	Basic	Diluted
Year ended 2006	$199,745	115,632	1,675	117,307	$1.73	$1.70
Year ended 2005	34,758	113,959	1,113	115,072	0.31	0.30
Year ended 2004	6,522	108,746	790	109,536	0.06	0.06
     During the years ended 2006, 2005, and 2004, 0.5 million, 2.0 million and 4.9 million shares, respectively, were excluded from the computation of diluted earnings per share because the effect of their inclusion is antidilutive. These excluded shares represent options for which the strike price was in excess of the average market price of our common stock for the period reported.

19. Industry Segment and Geographic Information
     We operate primarily in the offshore oil and gas construction industry and have identified our reportable segments pursuant to Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). Our reportable segments reflect the segments used by the chief operating decision makers of our company to evaluate our results of operations. Our chief operating decision makers considered many factors when developing the segments we use for financial reporting, including the types of services we perform, the types of assets used to perform those services, the organization of our operational management, the physical locations of our projects and assets, and the degree of integration and underlying economic characteristics of the various services which we perform.
     During the first quarter of 2006, our operations management and internal financial reporting were reorganized into five business units: Gulf of Mexico, Latin America, West Africa, Middle East (including the Mediterranean and India), and Asia Pacific. Each of these business units includes both offshore construction activities and diving activities for a particular region of the world. Management has determined that the Gulf of Mexico business unit includes two reportable segments under SFAS 131 and has presented six segments in this note to the financial statements: Gulf of Mexico Offshore Construction Division (OCD), Gulf of Mexico Diving, Latin America, West Africa, Middle East, and Asia Pacific. Revenues and income or loss before taxes are attributed to the geographical regions based upon the location of the project management. The amounts shown for the comparable periods have been restated to correspond to the new presentation of segments. The primary effect of this restated presentation of segments is to combine the previously reported OCD and GDMC (i.e., diving) segments for each of the following regions: Latin America, West Africa, and the Middle East. Consequently, total segment revenues for these newly defined segments only includes revenues earned from third parties or other segments as defined under the new regime and no longer includes intercompany diving revenues earned within those geographical regions. Income before taxes for these segments is merely the sum of previously reported OCD and GDMC segments for the region.
     The following tables present information about the profit or loss and assets of each of our reportable segments for the years ended 2006, 2005, and 2004. The information contains certain allocations of corporate expenses that we deem reasonable and appropriate for the evaluation of our results of operations. Segment assets do not include intersegment receivable balances as we feel that such inclusion would be misleading or not meaningful. The presentation of segment assets is determined by where our assets are situated at period end. Because many of our assets are mobile and can be used in multiple phases of our integrated range of services, some of our assets are used by more than one segment during a given period. However, we have not allocated the value of such assets between segments because we believe that it is not practical to do so.

	Year Ended December 31,
	2006	2005	2004
	(in thousands)

Total segment revenues
Gulf of Mexico OCD	$221,027	$160,591	$65,076
Gulf of Mexico Diving	131,288	64,943	38,169
Latin America	500,324	256,337	238,986
West Africa	191,389	30,360	7,469
Middle East	164,266	76,750	50,792
Asia Pacific	90,616	132,258	76,702

Subtotal	$1,298,910	$721,239	$477,194

Intersegment eliminations
Gulf of Mexico OCD	$—	$—	$(4,777)
Gulf of Mexico Diving	(45,954)	(29,880)	(9,086)
Latin America	(1,218)	(553)	—
West Africa	—	—	—
Middle East	(13,660)	(1,625)	—
Asia Pacific	(3,229)	(566)	—

Subtotal	$(64,061)	$(32,624)	$(13,863)

Consolidated revenues	$1,234,849	$688,615	$463,331

Interest expense
Gulf of Mexico OCD	$1,212	$536	$1,337
Gulf of Mexico Diving	252	252	221
Latin America	3,502	3,379	6,681
West Africa	1,800	672	1,855
Middle East	1,477	766	965
Asia Pacific	2,940	4,012	3,018
Over (under) allocated corporate expense	(396)	575	720

Consolidated interest expense	$10,787	$10,192	$14,797

Depreciation and amortization expense
Gulf of Mexico OCD	$10,304	$12,674	$17,931
Gulf of Mexico Diving	3,606	2,454	2,498
Latin America	8,820	7,075	4,390
West Africa	8,058	3,617	3,137
Middle East	980	1,872	3,833
Asia Pacific	18,763	19,607	10,687
Corporate	15,832	5,830	5,403

Consolidated depreciation and amortization	$66,363	$53,129	$47,879

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Income (loss) before taxes
Gulf of Mexico OCD	$55,612	$41,541	$13,214
Gulf of Mexico Diving	51,911	24,107	4,613
Latin America	132,191	1,437	30,071
West Africa	21,671	(11,279)	(22,749)
Middle East	17,985	14,548	(1,630)
Asia Pacific	(6,589)	(3,350)	(2,010)
Corporate (litigation provision)	13,699	—	—
Over (under) allocated corporate expenses	(493)	(990)	(347)

Consolidated income before taxes	$285,987	$66,014	$21,162

Segment assets at period end
Gulf of Mexico OCD	$128,018	$191,052	$211,528
Gulf of Mexico Diving	84,499	32,022	18,104
Latin America	249,406	168,646	126,621
West Africa	188,028	63,211	54,103
Middle East	35,403	33,919	46,700
Asia Pacific	102,716	228,088	118,377
Corporate	282,927	127,724	167,807

Consolidated segment assets at period end	$1,070,997	$844,662	$743,240

Expenditures for long-lived assets
Gulf of Mexico OCD	$1,875	$374	$683
Gulf of Mexico Diving	13,766	4,812	1,043
Latin America	539	579	639
West Africa	1,457	967	175
Middle East	1,112	1,305	449
Asia Pacific	11,840	8,218	293
Corporate	11,861	7,137	1,102

Consolidated expenditures for long-lived assets	$42,450	$23,392	$4,384

     The following table presents our revenues from external customers attributed to operations in the United States and foreign areas and long-lived assets in the United States and foreign areas.

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Revenues from external customers
Mexico	$500,669	$259,397	$242,572
United States	303,090	135,817	80,969
India	143,485	40,511	11,703
China	54,420	77,130	—
Malaysia	26,048	15,382	54,409
Other	207,137	160,378	73,678

	$1,234,849	$688,615	$463,331

Long lived assets at period end
United States	$108,241	$117,600	$192,906
Foreign areas	208,635	212,802	151,013

	$316,876	$330,402	$343,919

     These assets include marine vessels and related equipment that are mobile and frequently move between countries.
20. Major Customers
     The following table sets forth revenues from certain customers from whom we earned 10% or more of our total revenues in a given year.

	Year Ended December 31,
	2006		2005		2004
	(In thousands)
	Amount	%	Amount	%	Amount	%
Customer A	$499,105	40%	$245,598	36%	$238,986	52%
Customer B	235,284	19%	63,125	9%	33,215	7%
Customer C	133,209	11%	13,388	2%	—	—
Customer D	56,211	5%	78,363	11%	—	—
     Sales to Customer A were reported by our Latin America segment. Sales to Customer B were reported by multiple segments. Sales to Customer C were reported by our Middle East segment. Sales to Customer D were reported by our Asia Pacific segment. Our accounts receivable balances as of December 31, 2006 and 2005 included $44.5 million and $46.8 million, respectively, which was due from Customer A.
21. Supplemental Disclosures of Cash Flow Information
     Supplemental cash flow information for 2006, 2005, and 2004 are as follows.

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Cash paid for:
Interest, net of amount capitalized	$12,772	$9,282	$14,235
Income taxes	55,437	8,286	3,608
Other Non-Cash Transactions:
     During 2006, 2005, and 2004 the tax effect of the exercise of stock options resulted in an increase in additional paid-in capital and reductions to income taxes payable of $3.7 million, $0.8 million, and $0.3 million, respectively.

22. Related Party Transactions
     One of the Company’s directors, Cindy B. Taylor, is the chief executive officer of Oil States International. The Company, from time to time, purchases project material from Oil State International. The material provided to us by Oil State International totaled $0.3 million in 2006, $1.4 million in 2005 and $1.3 million in 2004.
      Pursuant to a rental agreement, the founder and Chairman of the Board of Directors of the Company leases real estate to the Company. The rental expense associated with this agreement was $46,000 in 2006, $13,800 in 2005 and $47,000 in 2004.
     There were no significant outstanding payable balances due to the related parties mentioned above as of December 31, 2006 and 2005.

24. Interim Financial Information (Unaudited)
     The following is a summary of consolidated interim financial information for 2006 and 2005:

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
		(In thousands, except per share amounts)
2006
Revenues	$246,267	$367,631	$316,865	$304,086	$1,234,849
Gross profit	48,130	101,137	104,838	93,741	347,846
Income from continuing operations(1)	18,764	62,383	63,669	54,929	199,745
Net income(1)	18,764	62,383	63,669	54,929	199,745

Income from continuing operations per share
Basic(1)	$0.16	$0.54	$0.55	$0.47	$1.73
Diluted(1)	$0.16	$0.53	$0.54	$0.47	$1.70
Net income per share
Basic(1)	$0.16	$0.54	$0.55	$0.47	$1.73
Diluted(1)	$0.16	$0.53	$0.54	$0.47	$1.70

2005
Revenues	$137,256	$209,359	$168,043	$173,957	$688,615
Gross profit	24,297	37,534	25,554	29,462	116,847
Income from continuing operations	7,496	12,353	4,833	10,076	34,758
Net income	7,496	12,353	4,833	10,076	34,758

Net income from continuing operations per share
Basic	$0.07	$0.11	$0.04	$0.09	$0.31
Diluted	$0.07	$0.11	$0.04	$0.09	$0.30
Net income per share
Basic	$0.07	$0.11	$0.04	$0.09	$0.31
Diluted	$0.07	$0.11	$0.04	$0.09	$0.30

(1)	Financial results for the fourth quarter of 2006 include a $4.4 million pre-tax non-cash impairment charge related to the retirement and impairment of one major construction vessel and four dive support vessels, a $3.3 million net gain on asset disposals primarily related to the sale of one cargo barge, and $5.3 million of non-reimbursable expense related to the relocation of the Hercules from the Asia Pacific region to West Africa. Financial results for the fourth quarter of 2005 included no impairment charges and an immaterial net gain on asset disposals.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management has established and maintains a system of disclosure controls and procedures to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2006, our management, including our principal executive officer and principal financial officer, conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of December 31, 2006 are effective in ensuring that the material information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
Design and Evaluation of Internal Control Over Financial Reporting
     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management included a report of their assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10—K for the fiscal year ended December 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein. Management’s report and the independent registered public accounting firm’s attestation report are included in Item 8 under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE OF THE REGISTRANT
     The information required by this Item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2007 Annual Meeting of Shareholders. See “Item (Unnumbered) Executive Officers of the Registrant” appearing in Part I of this Annual Report.

ITEM 11.	EXECUTIVE COMPENSATION
     The information required by the Item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2007 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by this Item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2007 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
     The information required by this Item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2007 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by this Item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2007 Annual Meeting of Shareholders.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	—	Financial Statements.
Included in Part II of this report.
Independent Auditors’ Report.
Consolidated Balance Sheets as of December 31, 2006 and 2005.
Consolidated Statements of Operations for the years ended December 31, 2006, 2005, and 2004.
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2006, 2005, and 2004.
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004.
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2006, 2005, and 2004.
Notes to Consolidated Financial Statements.

	2.	—	Financial Statement Schedules.

The following financial statement schedule is included:

Schedule II — Valuation and Qualifying Accounts.

All other financial statement schedules are omitted because the information is not required or because the information required is in the financial statements or notes thereto.

	3.	—	Exhibits.

Pursuant to Item 601(B)(4)(iii), the Registrant agrees to furnish to the Commission, upon request, a copy of any instrument with respect to long-term debt not exceeding 10% of the total assets of the Registrant and its consolidated subsidiaries.

The following exhibits are filed as part of this Annual Report:

	3.1	—	Amended and Restated Articles of Incorporation of Registrant as amended, incorporated by reference to Exhibits 3.1 and 3.3 to the Form S-1 Registration Statement filed by the Registrant (Reg. No 33-56600).

	3.2	—	Bylaws of Registrant, incorporated by reference to Exhibit 3.2 to the Form S-1 filed by Registrant (Reg. No. 33-56600).

	4.1	—	Form of Common Stock certificate, incorporated by reference to Exhibit 4.1 to the Form S-1 filed by Registrant (Reg. No. 33-56600).

	10.1	—	Global Industries, Ltd. 1992 Stock Option Plan, incorporated by reference to Exhibit 10.1 to the Form S-1 filed by Registrant (Reg. No. 33-56600).

	10.2	—	Global Industries, Ltd. Profit Sharing and Retirement Plan, as amended, incorporated by reference to Exhibit 10.2 to the Form S-1 filed by Registrant (Reg. No. 33-56600).

	10.3	—	Agreement of Lease dated May 1, 1992, between SFIC Gulf Coast Properties, Inc. and Global Pipelines PLUS, Inc., incorporated by reference to Exhibit 10.6 to the Form S-1 filed by Registrant (Reg. No. 33-56600).

	10.4	—	Lease Extension and Amendment Agreement dated January 1, 1996, between Global Industries, Ltd. and William J. Doré relating to the Lafayette office and adjacent land, incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

	10.5	—	Agreement between Global Divers and Contractors, Inc. and Colorado School of

Mines, dated October 15, 1991, incorporated by reference to Exhibit 10.20 to the Form S-1 filed by Registrant (Reg. No. 33-56600).

10.6	—	Sublicense Agreement between Santa Fe International Corporation and Global Pipelines PLUS, Inc. dated May 24, 1990, relating to the Chickasaw’s reel pipelaying technology, incorporated by reference to Exhibit 10.21 to the Form S-1 filed by Registrant (Reg. No. 33-56600).

10.7	—	Non-Competition Agreement and Registration Rights Agreement between the Registrant and William J. Doré, incorporated by reference to Exhibit 10.23 to the Form S-1 filed by Registrant (Reg. No. 33-56600).

10.8	—	Global Industries, Ltd. Restricted Stock Plan, incorporated by reference to Exhibit 10.25 to the Form S-1 filed by Registrant (Reg. No. 33-56600).

10.9	—	Second Amendment to the Global Industries, Ltd. Profit Sharing Plan, incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-81322).

10.10	—	Global Industries, Ltd. 1995 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995.

10.11	—	Trust Indenture relating to United States Government Guaranteed Ship Financing Obligations between Global Industries, Ltd., shipowner, and Hibernia National Bank, Indenture Trustee, dated as of September 27, 1994, incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995.

10.12	—	Amendment to Global Industries, Ltd. 1992 Stock Option Plan, incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

10.13	—	Amendment to Global Industries, Ltd. 1992 Stock Option Plan, incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

10.14	—	Trust Indenture relating to United States Government Guaranteed Ship Financing Obligations between Global Industries, Ltd., shipowner, and First National Bank of Commerce, Indenture Trustee, dated as of August 15, 1996, incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997 (SEC File No. 000-21086).

10.15	—	Form of Indemnification Agreement between the Registrant and each of the Registrant’s directors, incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997 (SEC File No. 000-21086).

10.16	—	1996 Amendment to Global Industries, Ltd. 1995 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997 (SEC File No. 000-21086).

10.17	—	Amendment Assignment and Assumption of Authorization Agreement relating to United States Government Ship Financing obligations between Global Industries, Ltd., shipowner, and First National Bank of Commerce, Indenture Trustee, dated as of October 23, 1996, incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997 (SEC File No. 000-21086).

10.18	—	Global Industries, Ltd. 1998 Equity Incentive Plan incorporated by reference to exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (SEC File No. 000-21086).

10.19	—	Facilities Agreement (related to Carlyss Facility) by and between the Registrant and Lake Charles Harbor and Terminal District dated as of November 1, 1997, incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 (SEC File No. 000-21086).

10.20	—	Ground Lease and Lease-Back Agreement (related to Carlyss Facility) by and between the Registrant and Lake Charles Harbor and Terminal District dated as of November 1, 1997, incorporated by reference to Exhibit 10.3 to Registrant’s

Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 (SEC File No. 000-21086).

10.21	—	Pledge and Security Agreement (related to Carlyss Facility) by and between Registrant and Bank One, Louisiana, National Association, dated as of November 1, 1997, incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 (SEC File No. 000-21086).

10.22	—	Global Industries, Ltd. Non-Employee Directors Compensation Plan, incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (Reg. No. 333-69949).

10.23	—	Share Purchase Agreement between Global Industries, Ltd. and ETPM, S.A., incorporated by reference to Exhibit 2.2 to Registrants’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 (SEC File No. 000-21086).

10.24	—	Trust Indenture relating to United States Government Guaranteed Ship Financing Obligations between Global Industries, Ltd., shipowner, and Wells Fargo Bank, Indenture Trustee, dated as of February 22, 2000, incorporated by reference to Exhibit 10.33 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.25	—	Asset Acquisition Agreement by and between Global Industries, Ltd. and Oceaneering International, Inc. dated as of September 30, 2000, incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (SEC File No. 000-21086).

10.26	—	2000 Amendment to Global Industries, Ltd. 1998 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report for the quarter ended March 31, 2001(SEC File No. 000-21086).

10.27	—	Severance Agreement dated February 22, 1995 between Global Industries, Ltd. and James J. Doré, incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report for the quarter ended March 31, 2001(SEC File No. 000-21086).

10.28	—	Second Amended and Restated Credit Agreement dated April 30, 2002 among Global Industries, Ltd. Offshore Mexico, S. DE R.L. DE C.V., the Lenders and Bank One, NA, as administrative agent for the Lenders, incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report for the quarter ended March 31, 2002.

10.29	—	Credit Agreement Amendment dated January 10, 2003 among Global Industries, Ltd. Offshore Mexico, S. DE R.L. DE C.V., the Lenders and Bank One, NA, as administrative agent for the Lenders, incorporated by reference to Exhibit 10.37 to registrants Annual Report on Form 10K for the year ended December 31, 2002.

10.30	—	$48,000,000 Revolving B termination letter dated February 7, 2003 from Global Industries, Ltd. to Bank One, N.A., incorporated by reference to Exhibit 10.38 to registrants Annual Report on Form 10K for the year ended December 31, 2002.

10.31	—	Amendment No. 3 and Consent date June 30, 2003 among Global Industries, Ltd., and Global Offshore Mexico, S. DE R.L. DE C.V., the Lenders and Bank One, NA, as administrative agent for the Lenders, incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report for the quarter ended June 30, 2003.

10.32	—	Credit Agreement Amendment dated December 29, 2003 among Global Industries, Ltd. Offshore Mexico, S. DE R.L. DE C.V., the Lenders and Bank One, NA, as administrative agent for the Lenders. (incorporated by reference to Exhibit 10.38 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.33	—	Consent and Waiver dated August 3, 2004 by Global Industries, Ltd., and Global Offshore Mexico, S. de R.L. de C.V., the Lenders to the Credit Agreement and Calyon New York Branch, as administrative agent for the Lender. (incorporated by reference to Exhibit 10.1 to registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.34	—	Amended and restated credit agreement dated August 6, 2004 among Global Industries, Ltd., Global Offshore Mexico, S. de R.L. de C.V., the Lenders to the

Credit Agreement and Calyon New York Branch, as administrative agent for the Lender. (incorporated by reference to Exhibit 10.2 to registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.35	—	Asset Purchase Agreement dated September 2, 2004 by and between Mercury Offshore Assets, LLC and Global Industries, Ltd. (incorporated by reference to Exhibit 2.1 to Form 8-K filed September 8, 2004).

10.36	—	Act of Cash Sale dated September 22, 2004 by and between Global Movible Offshore, LLC and Doré Partners, Ltd. (incorporated by reference to Exhibit 10.1 to Form 8-K filed September 30, 2004).

10.37	—	Form of Executive Long-Term Restricted Stock Agreement (Performance Vesting/POC-TSR Based). (incorporated by reference to Exhibit 10.1 to Form 8-K filed September 30, 2004).

10.38	—	Credit Agreement Amendment dated September 30, 2004 among Global Industries, Ltd. and Global Offshore Mexico, S. DE R.L. DE C.V., the Lenders and Calyon New York Branch as administrative agent for the lenders. (incorporated by reference to Exhibit 10.4 to registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.39	—	Global Industries, Ltd. 2005 Management Incentive Plan. (incorporated by reference to Exhibit 10.40 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.40	—	Amended and Restated Credit Agreement Amendment dated March 14, 2005 among Global Industries, Ltd. and Global Offshore Mexico, S. DE R.L. DE C.V., the Lenders and Calyon New York Branch as administrative agent for the lenders. (incorporated by reference to Exhibit 10.41 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.41	—	Global Industries, Ltd. 2005 Stock Incentive Plan. (incorporated by reference to Exhibit 10.42 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.42	—	Lease Agreement dated November 10, 2005 between the Company and Mr. William J. Doré to an office building, warehouse, and land located in Lafayette, Louisiana. (incorporated by reference to Exhibit 10.1 to registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.43	—	Global Industries, Ltd. 2005 Restricted Stock Agreement Form. (incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed November 7, 2005).

10.44	—	Letter Agreement between the Company and Peter S. Atkinson dated November 16, 2005. (incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed November 22, 2005).

10.45	—	Amendment No. 1 to Agreement between the Company and Timothy W. Miciotto dated June 9, 2005. (incorporated by reference to Exhibit 10.2 of registrant’s Form 8-K filed November 22, 2005).

10.46	—	Resignation and Release Agreement dated December 5, 2005. (incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed December 8, 2005).

10.47	—	Form of Executive Long-term Incentive Performance Unit Agreement. (incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed February 22, 2006).

10.48	—	Form of Non-Employee Director Restricted Stock Agreement dated May 16, 2006. (incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed May 22, 2006).

10.49	—	Trading Plan dated June 5, 2006 between Mr. William J. Doré and Raymond James Financial authorizing the sale of up to a maximum six million of his common shares of Global Industries, Ltd. (incorporated by reference to Exhibit 99.1 of registrant’s Form 8-K filed June 6, 2006).

10.50	—	Third Amended and Restated Credit Agreement dated June 30, 2006 among Global Industries, Ltd. Global Offshore Mexico, S. de R.L. de C.V., Global Industries International, L.P., the Lenders and Calyon New York Branch, as administrative agent for the Lenders. (incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed July 7, 2006).

10.51	—	A Settlement Agreement where GLOBAL, VINCI, and ACERGY agree to release, waive, and extinguish any rights, claims or causes of action they have or may have against each other, and agree to dismiss the pending legal proceedings referenced in the Settlement Agreement. (incorporated by reference to Exhibit 10.1 of registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

10.52	—	Employment Agreement between Global Industries, Ltd. and B. K. Chin effective as of September 18, 2006. (incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed September 22, 2006).

10.53	—	Retirement Agreement between Global Industries, Ltd. and Mr. William J. Doré effective as of September 18, 2006. (incorporated by reference to Exhibit 10.2 of registrant’s Form 8-K filed September 22, 2006).

*21.1	—	Subsidiaries of the Registrant.

*23.1	—	Consent of Deloitte & Touche LLP.

*31.1	—	Section 302 Certification of B.K. Chin.

*31.2	—	Section 302 Certification of Peter S. Atkinson.

*32.1	—	Section 906 Certification of B.K. Chin.

*32.2	—	Section 906 Certification of Peter S. Atkinson.

*	Included with this filing.

Global Industries, Ltd.
Schedule II Valuation and Qualifying Accounts
For the Years Ended December 31, 2006, 2005, and 2004
(in thousands)

	Balance at	Additions
	Beginning of	Charged to	Charged to Other		Balance at
Description	Period	Costs and Expenses	Accounts	Deductions	End of Period

Year ended December 31, 2006 Allowances for doubtful accounts	$7,757	$38,323	$—	$28,877	$17,203

Year ended December 31, 2005 Allowances for doubtful accounts	$9,456	$6,327	$—	$8,026	$7,757

Year ended December 31, 2004 Allowances for doubtful accounts	$11,043	$17,739	$—	$19,326	$9,456

SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INDUSTRIES, LTD.
By:	/s/ PETER S. ATKINSON
Peter S. Atkinson
President and Chief Financial Officer (Principal Financial and Accounting Officer)

March 1, 2007
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ WILLIAM J. DORÉ William J. Doré	Chairman of the Board	March 1, 2007

/s/ B. K. CHIN B. K. Chin	Chief Executive Officer and Director	March 1, 2007

/s/ PETER S. ATKINSON Peter S. Atkinson	President, and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2007

/s/ JOHN A. CLERICO John A. Clerico	Director	March 1, 2007

/s/ EDWARD P. DJEREJIAN Edward P. Djerejian	Director	March 1, 2007

/s/ LARRY E. FARMER Larry E. Farmer	Director	March 1, 2007

/s/ EDGAR G. HOTARD Edgar G. Hotard	Director	March 1, 2007

/s/ RICHARD A. PATTAROZZI Richard A. Pattarozzi	Director	March 1, 2007

/s/ JAMES L. PAYNE James L. Payne	Director	March 1, 2007

/s/ MICHAEL J. POLLOCK Michael J. Pollock	Director	March 1, 2007

/s/ CINDY B. TAYLOR Cindy B. Taylor	Director	March 1, 2007

EXHIBIT INDEX

(a)	1.	—	Financial Statements.
Included in Part II of this report.
Independent Auditors’ Report.
Consolidated Balance Sheets as of December 31, 2006 and 2005.
Consolidated Statements of Operations for the years ended December 31, 2006, 2005, and 2004.
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2006, 2005, and 2004.
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004.
Notes to Consolidated Financial Statements.

	2.	—	Financial Statement Schedules.

The following financial statement schedule is included:

Schedule II — Valuation and Qualifying Accounts.

All other financial statement schedules are omitted because the information is not required or because the information required is in the financial statements or notes thereto.

	3.	—	Exhibits.

Pursuant to Item 601(B)(4)(iii), the Registrant agrees to furnish to the Commission, upon request, a copy of any instrument with respect to long-term debt not exceeding 10% of the total assets of the Registrant and its consolidated subsidiaries.

The following exhibits are filed as part of this Annual Report:

	3.1	—	Amended and Restated Articles of Incorporation of Registrant as amended, incorporated by reference to Exhibits 3.1 and 3.3 to the Form S-1 Registration Statement filed by the Registrant (Reg. No 33-56600).

	3.2	—	Bylaws of Registrant, incorporated by reference to Exhibit 3.2 to the Form S-1 filed by Registrant (Reg. No. 33-56600).

	4.1	—	Form of Common Stock certificate, incorporated by reference to Exhibit 4.1 to the Form S-1 filed by Registrant (Reg. No. 33-56600).

	10.1	—	Global Industries, Ltd. 1992 Stock Option Plan, incorporated by reference to Exhibit 10.1 to the Form S-1 filed by Registrant (Reg. No. 33-56600).

	10.2	—	Global Industries, Ltd. Profit Sharing and Retirement Plan, as amended, incorporated by reference to Exhibit 10.2 to the Form S-1 filed by Registrant (Reg. No. 33-56600).

	10.3	—	Agreement of Lease dated May 1, 1992, between SFIC Gulf Coast Properties, Inc. and Global Pipelines PLUS, Inc., incorporated by reference to Exhibit 10.6 to the Form S-1 filed by Registrant (Reg. No. 33-56600).

10.4	—	Lease Extension and Amendment Agreement dated January 1, 1996, between Global Industries, Ltd. and William J. Doré relating to the Lafayette office and adjacent land, incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

10.5	—	Agreement between Global Divers and Contractors, Inc. and Colorado School of Mines, dated October 15, 1991, incorporated by reference to Exhibit 10.20 to the Form S-1 filed by Registrant (Reg. No. 33-56600).

10.6	—	Sublicense Agreement between Santa Fe International Corporation and Global Pipelines PLUS, Inc. dated May 24, 1990, relating to the Chickasaw’s reel pipelaying technology, incorporated by reference to Exhibit 10.21 to the Form S-1 filed by Registrant (Reg. No. 33-56600).

10.7	—	Non-Competition Agreement and Registration Rights Agreement between the Registrant and William J. Doré, incorporated by reference to Exhibit 10.23 to the Form S-1 filed by Registrant (Reg. No. 33-56600).

10.8	—	Global Industries, Ltd. Restricted Stock Plan, incorporated by reference to Exhibit 10.25 to the Form S-1 filed by Registrant (Reg. No. 33-56600).

10.9	—	Second Amendment to the Global Industries, Ltd. Profit Sharing Plan, incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-81322).

10.10	—	Global Industries, Ltd. 1995 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995.

10.11	—	Trust Indenture relating to United States Government Guaranteed Ship Financing Obligations between Global Industries, Ltd., shipowner, and Hibernia National Bank, Indenture Trustee, dated as of September 27, 1994, incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995.

10.12	—	Amendment to Global Industries, Ltd. 1992 Stock Option Plan, incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

10.13	—	Amendment to Global Industries, Ltd. 1992 Stock Option Plan, incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

10.14	—	Trust Indenture relating to United States Government Guaranteed Ship Financing Obligations between Global Industries, Ltd., shipowner, and First National Bank of Commerce, Indenture Trustee, dated as of August 15, 1996, incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997 (SEC File No. 000-21086).

10.15	—	Form of Indemnification Agreement between the Registrant and each of the Registrant’s directors, incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997 (SEC File No. 000-21086).

10.16	—	1996 Amendment to Global Industries, Ltd. 1995 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997 (SEC File No. 000-21086).

10.17	—	Amendment Assignment and Assumption of Authorization Agreement relating to United States Government Ship Financing obligations between Global Industries, Ltd., shipowner, and First National Bank of Commerce, Indenture Trustee, dated as of October 23, 1996, incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31,

1997 (SEC File No. 000-21086).

10.18	—	Global Industries, Ltd. 1998 Equity Incentive Plan incorporated by reference to exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (SEC File No. 000-21086).

10.19	—	Facilities Agreement (related to Carlyss Facility) by and between the Registrant and Lake Charles Harbor and Terminal District dated as of November 1, 1997, incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 (SEC File No. 000-21086).

10.20	—	Ground Lease and Lease-Back Agreement (related to Carlyss Facility) by and between the Registrant and Lake Charles Harbor and Terminal District dated as of November 1, 1997, incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 (SEC File No. 000-21086).

10.21	—	Pledge and Security Agreement (related to Carlyss Facility) by and between Registrant and Bank One, Louisiana, National Association, dated as of November 1, 1997, incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 (SEC File No. 000-21086).

10.22	—	Global Industries, Ltd. Non-Employee Directors Compensation Plan, incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (Reg. No. 333-69949).

10.23	—	Share Purchase Agreement between Global Industries, Ltd. and ETPM, S.A., incorporated by reference to Exhibit 2.2 to Registrants’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 (SEC File No. 000-21086).

10.24	—	Trust Indenture relating to United States Government Guaranteed Ship Financing Obligations between Global Industries, Ltd., shipowner, and Wells Fargo Bank, Indenture Trustee, dated as of February 22, 2000, incorporated by reference to Exhibit 10.33 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.25	—	Asset Acquisition Agreement by and between Global Industries, Ltd. and Oceaneering International, Inc. dated as of September 30, 2000, incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (SEC File No. 000-21086).

10.26	—	2000 Amendment to Global Industries, Ltd. 1998 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report for the quarter ended March 31, 2001(SEC File No. 000-21086).

10.27	—	Severance Agreement dated February 22, 1995 between Global Industries, Ltd. and James J. Doré, incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report for the quarter ended March 31, 2001(SEC File No. 000-21086).

10.28	—	Second Amended and Restated Credit Agreement dated April 30, 2002 among Global Industries, Ltd. Offshore Mexico, S. DE R.L. DE C.V., the Lenders and Bank One, NA, as administrative agent for the Lenders, incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report for the quarter ended March 31, 2002.

10.29	—	Credit Agreement Amendment dated January 10, 2003 among Global Industries, Ltd. Offshore Mexico, S. DE R.L. DE C.V., the Lenders and Bank One, NA, as administrative agent for the Lenders, incorporated by reference to Exhibit 10.37 to registrants Annual Report on Form 10K for the year ended December 31, 2002.

10.30	—	$48,000,000 Revolving B termination letter dated February 7, 2003 from Global Industries, Ltd. to Bank One, N.A., incorporated by reference to Exhibit 10.38 to registrants Annual Report on Form 10K for the year ended December 31, 2002.

10.31	—	Amendment No. 3 and Consent date June 30, 2003 among Global Industries, Ltd., and Global Offshore Mexico, S. DE R.L. DE C.V., the Lenders and Bank One, NA, as administrative agent for the Lenders, incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report for the quarter ended June 30, 2003.

10.32	—	Credit Agreement Amendment dated December 29, 2003 among Global Industries, Ltd. Offshore Mexico, S. DE R.L. DE C.V., the Lenders and Bank One, NA, as administrative agent for the Lenders. (incorporated by reference to Exhibit 10.38 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.33	—	Consent and Waiver dated August 3, 2004 by Global Industries, Ltd., and Global Offshore Mexico, S. de R.L. de C.V., the Lenders to the Credit Agreement and Calyon New York Branch, as administrative agent for the Lender. (incorporated by reference to Exhibit 10.1 to registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.34	—	Amended and restated credit agreement dated August 6, 2004 among Global Industries, Ltd., Global Offshore Mexico, S. de R.L. de C.V., the Lenders to the Credit Agreement and Calyon New York Branch, as administrative agent for the Lender. (incorporated by reference to Exhibit 10.2 to registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.35	—	Asset Purchase Agreement dated September 2, 2004 by and between Mercury Offshore Assets, LLC and Global Industries, Ltd. (incorporated by reference to Exhibit 2.1 to Form 8-K filed September 8, 2004).

10.36	—	Act of Cash Sale dated September 22, 2004 by and between Global Movible Offshore, LLC and Doré Partners, Ltd. (incorporated by reference to Exhibit 10.1 to Form 8-K filed September 30, 2004).

10.37	—	Form of Executive Long-Term Restricted Stock Agreement (Performance Vesting/POC-TSR Based). (incorporated by reference to Exhibit 10.1 to Form 8-K filed September 30, 2004).

10.38	—	Credit Agreement Amendment dated September 30, 2004 among Global Industries, Ltd. and Global Offshore Mexico, S. DE R.L. DE C.V., the Lenders and Calyon New York Branch as administrative agent for the lenders. (incorporated by reference to Exhibit 10.4 to registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.39	—	Global Industries, Ltd. 2005 Management Incentive Plan. (incorporated by reference to Exhibit 10.40 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.40	—	Amended and Restated Credit Agreement Amendment dated March 14, 2005 among Global Industries, Ltd. and Global Offshore Mexico, S. DE R.L. DE C.V., the Lenders and Calyon New York Branch as administrative agent for the lenders. (incorporated by reference to Exhibit 10.41 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.41	—	Global Industries, Ltd. 2005 Stock Incentive Plan. (incorporated by reference to Exhibit 10.42 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.42	—	Lease Agreement dated November 10, 2005 between the Company and Mr. William J. Doré to an office building, warehouse, and land located in Lafayette, Louisiana. (incorporated by reference to Exhibit 10.1 to registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.43	—	Global Industries, Ltd. 2005 Restricted Stock Agreement Form. (incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed November 7, 2005).

10.44	—	Letter Agreement between the Company and Peter S. Atkinson dated November

16, 2005. (incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed November 22, 2005).

10.45	—	Amendment No. 1 to Agreement between the Company and Timothy W. Miciotto dated June 9, 2005. (incorporated by reference to Exhibit 10.2 of registrant’s Form 8-K filed November 22, 2005).

10.46	—	Resignation and Release Agreement dated December 5, 2005. (incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed December 8, 2005).

10.47	—	Form of Executive Long-term Incentive Performance Unit Agreement. (incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed February 22, 2006).

10.48	—	Form of Non-Employee Director Restricted Stock Agreement dated May 16, 2006. (incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed May 22, 2006).

10.49	—	Trading Plan dated June 5, 2006 between Mr. William J. Doré and Raymond James Financial authorizing the sale of up to a maximum six million of his common shares of Global Industries, Ltd. (incorporated by reference to Exhibit 99.1 of registrant’s Form 8-K filed June 6, 2006).

10.50	—	Third Amended and Restated Credit Agreement dated June 30, 2006 among Global Industries, Ltd. Global Offshore Mexico, S. de R.L. de C.V., Global Industries International, L.P., the Lenders and Calyon New York Branch, as administrative agent for the Lenders. (incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed July 7, 2006).

10.51	—	A Settlement Agreement where GLOBAL, VINCI, and ACERGY agree to release, waive, and extinguish any rights, claims or causes of action they have or may have against each other, and agree to dismiss the pending legal proceedings referenced in the Settlement Agreement. (incorporated by reference to Exhibit 10.1 of registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

10.52	—	Employment Agreement between Global Industries, Ltd. and B. K. Chin effective as of September 18, 2006. (incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed September 22, 2006).

10.53	—	Retirement Agreement between Global Industries, Ltd. and Mr. William J. Doré effective as of September 18, 2006. (incorporated by reference to Exhibit 10.2 of registrant’s Form 8-K filed September 22, 2006).

*21.1	—	Subsidiaries of the Registrant.

*23.1	—	Consent of Deloitte & Touche LLP.

*31.1	—	Section 302 Certification of B.K. Chin.

*31.2	—	Section 302 Certification of Peter S. Atkinson.

*32.1	—	Section 906 Certification of B.K. Chin.

*32.2	—	Section 906 Certification of Peter S. Atkinson.

*	Included with this filing.