Form 10-Q
period 2007-03-31
GLOBAL INDUSTRIES LTD
filed 2007-05-07
CIK 895663

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

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
     The number of shares of the Registrant’s Common Stock outstanding, as of May 2, 2007 was 117,124,298.

Global Industries, Ltd.
Index – Form 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
  Global Industries, Ltd.
We have reviewed the accompanying Condensed Consolidated Balance Sheet of Global Industries, Ltd. and subsidiaries (the “Company”) as of March 31, 2007, and the related Condensed Consolidated Statements of Operations and Cash Flows for the three-month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheet of Global Industries, Ltd. and subsidiaries as of December 31, 2006, and the related Consolidated Statements of Operations, Shareholders’ Equity, and Cash Flows for the year then ended (not presented herein); and in our report dated March 1, 2007, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on January 1, 2006. In our opinion, the information set forth in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2006 is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.
DELOITTE & TOUCHE LLP
May 4, 2007
Houston, Texas

GLOBAL INDUSTRIES, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$426,391	$352,178
Restricted cash	1,086	1,073
Accounts receivable – net of allowance of $10,623 for 2007 and $17,203 for 2006	223,917	197,258
Unbilled work on uncompleted contracts	75,161	90,980
Contract costs incurred not yet recognized	9,708	22,721
Deferred income taxes	2,801	2,781
Prepaid expenses and other	19,016	16,147

Total current assets	758,080	683,138

Property and Equipment, net	314,879	316,876

Other Assets
Accounts receivable – long-term	8,948	7,731
Deferred charges, net	23,540	19,862
Deferred income taxes	2,711	2,711
Goodwill, net	37,388	37,388
Other	3,492	3,291

Total other assets	76,079	70,983

Total	$1,149,038	$1,070,997

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long term debt	$3,960	$3,960
Accounts payable	122,290	127,009
Employee-related liabilities	25,638	25,643
Income taxes payable	35,551	38,092
Accrued interest payable	656	2,134
Advance billings on uncompleted contracts	25,572	4,557
Other accrued liabilities	16,859	21,617

Total current liabilities	230,526	223,012

Long-Term Debt	67,320	69,300
Deferred Income Taxes	52,093	51,714
Other Liabilities	9,244	1,406

Commitments and Contingencies	—	—

Shareholders’ Equity
Common stock, $0.01 par value, 150,000 authorized, and 116,719 and 116,252 shares issued and outstanding at 2007 and 2006, respectively	1,167	1,162
Additional paid-in capital	386,897	379,297
Retained earnings	409,702	353,834
Treasury stock at cost, 25 in 2007 and 25 in 2006	(644)	(644)
Accumulated other comprehensive loss	(7,267)	(8,084)

Total shareholders’ equity	789,855	725,565

Total	$1,149,038	$1,070,997

See Notes to Condensed Consolidated Financial Statements.

GLOBAL INDUSTRIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenues	$277,009	$246,267
Cost of operations	183,535	198,137

Gross profit	93,474	48,130
Net gain on asset disposal	(1,320)	(291)
Selling, general and administrative expenses	18,144	16,286

Operating income	76,650	32,135

Other (income) expense:
Interest expense	2,741	2,036
Other income, net	(4,885)	(33)

Income before taxes	78,794	30,132
Income taxes	24,338	11,368

Net income	$54,456	$18,764

Earnings Per Common Share
Basic	$0.47	$0.16
Diluted	$0.46	$0.16

Weighted Average Common Shares Outstanding
Basic	116,583	114,171
Diluted	117,982	115,609
See Notes to Condensed Consolidated Financial Statements.

GLOBAL INDUSTRIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash Flows From Operating Activities
Net income	$54,456	$18,764
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and non-stock-based amortization	11,792	11,775
Stock-based compensation expense	5,007	2,680
Provision (recovery) for doubtful accounts	1,997	3,774
Gain on sale or disposal of property and equipment	(1,320)	(3)
Deferred income taxes	414	161
Excess tax benefits from stock-based compensation	(740)	—
Other	—	(32)
Changes in operating assets and liabilities
Accounts receivable, unbilled work, and contract costs	(1,041)	(39,699)
Prepaid expenses and other	(1,815)	(10,212)
Accounts payable, employee-related liabilities and other accrued liabilities	16,297	17,709
Deferred drydock costs incurred	(6,354)	(6,968)

Net cash provided by (used in) operating activities	78,693	(2,051)

Cash Flows From Investing Activities
Proceeds from the sale of assets	3,652	3
Additions to property and equipment	(8,737)	(13,095)
Additions to restricted cash	(13)	—
Additions to deferred charges	—	(68)

Net cash used in investing activities	(5,098)	(13,160)

Cash Flows From Financing Activities
Proceeds from the sale of common stock, net	1,858	2,865
Excess tax benefits from stock-based compensation	740	—
Repayment of long-term debt	(1,980)	(1,980)

Net cash provided by financing activities	618	885

Cash
Increase (decrease)	74,213	(14,326)
Beginning of period	352,178	128,615

End of period	$426,391	$114,289

Supplemental Disclosures
Interest paid	$2,895	$3,062

Income taxes paid	$27,080	$1,928

See Notes to Condensed Consolidated Financial Statements.

Global Industries, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1.	Basis of Presentation – The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Global Industries, Ltd. and its subsidiaries (the “Company,” “we,” “us,” or “our”).

In the opinion of management of the Company, all adjustments (such adjustments consisting only of a normal and recurring nature) necessary for a fair presentation of the operating results for the interim periods presented have been included in the unaudited Condensed Consolidated Financial Statements. Operating results for the period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These financial statements should be read in conjunction with our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

2.	Accounting Change – Recognizing Uncertain Income Tax Positions – In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48). This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken on a tax return. The Company adopted the provisions of FIN 48 on January 1, 2007, which requires a cumulative effect of accounting change to the opening balance of retained earnings upon adoption. Accordingly, the Company recognized a $1.4 million cumulative adjustment for such tax positions as an increase to the opening balance of retained earnings on January 1, 2007, as reflected in the accompanying financial statements for the three months ended March 31, 2007. Please see Note 7 for additional information regarding the adoption of FIN 48.

3.	Receivables – Receivables are presented in the following balance sheet accounts: (1) accounts receivable, (2) accounts receivable – long term, (3) unbilled work on uncompleted contracts, and (4) contract costs incurred not yet recognized. The balance of accounts receivable primarily consists of work which has been billed to customers. Accounts receivable at March 31, 2007 included $3.7 million which was not immediately collectible due to contractually specified retainage requirements. This amount is expected to be collected within the next twelve months. Accounts receivable at December 31, 2006 included $4.4 million which was related to retainage. Allowance for doubtful accounts was reduced by $6.6 million during the first quarter of 2007 primarily due to the recovery of disputed receivables that were previously reserved at December 31, 2006.

The balance of accounts receivable – long-term at March 31, 2007 and December 31, 2006 represents amounts related to retainage which were not expected to be collected within the next twelve months.

The balance of unbilled work on uncompleted contracts includes (a) amounts receivable from customers for work that has not yet been billed pursuant to contractually specified milestone billing requirements and (b) revenue accruals.

The claims and unapproved change orders included in our receivables amounted to $26.6 million at March 31, 2007 and $21.4 million at December 31, 2006.

Costs and Estimated Earnings on Uncompleted Contracts

	March 31,	December 31,
	2007	2006
	(In thousands)
Costs incurred and recognized on uncompleted contracts	$698,399	$663,381
Estimated earnings	248,041	197,693

Costs and estimated earnings on uncompleted contracts	946,440	861,074
Less: Billings to date	(921,007)	(796,353)

	25,433	64,721
Plus: Accrued revenue	24,156	21,702

	$49,589	$86,423

Included in accompanying balance sheets under the following captions:
Unbilled work on uncompleted contracts	$75,161	$90,980
Advance billings on uncompleted contracts	(25,572)	(4,557)

	$49,589	$86,423

4.	Property and Equipment – Property and equipment are stated at cost less accumulated depreciation. Expenditures for property and equipment and items that substantially increase the useful lives of existing assets are capitalized at cost and depreciated. Routine expenditures for repairs and maintenance are expensed as incurred. Except for major construction vessels that are depreciated on the units-of-production (UOP) method over estimated vessel operating days, depreciation is provided utilizing the straight-line method over the estimated useful lives of the assets. The UOP method is based on vessel utilization days and more closely correlates depreciation expense to vessel revenue. In addition, the UOP method provides for a minimum depreciation floor in periods with nominal vessel use. In general, less depreciation expense would be recorded in periods of high utilization and revenues and more depreciation expense would be recorded in periods of low vessel utilization and revenues if we applied only a straight-line depreciation method. Property and equipment at March 31, 2007 and December 31, 2006 is presented net of $292.6 million and $286.0 million of accumulated depreciation, respectively.
5.	Goodwill – Goodwill represents cost in excess of the fair value of net assets acquired in a business acquisition and is tested on an annual basis or when circumstances indicate that impairment may exist. The carrying amount of goodwill as of March 31, 2007 and December 31, 2006 was approximately $37.4 million and is primarily attributable to our Latin America segment.

6.	Other income, net – The table below sets forth the significant components of the balance of other expense or income.

	Three Months Ended
	March 31,
	2007	2006
	(in thousands)
Interest income	$(5,045)	$(1,201)
Foreign exchange (gains) and losses, net	296	1,281
Derivative income, net	(236)	—
All other, net	100	(113)

Other income, net	$(4,885)	$(33)

Interest income was primarily derived from investments in cash and cash equivalents and/or auction rate securities. Foreign exchange gains and losses are the result of periodic revaluation of relatively small foreign currency cash balances, accounts receivable, accounts payable, and/or other such accounts denominated in a foreign currency. Derivative income resulted from the recognition of settlements and changes in value with respect to forward exchange contracts denominated in Euros. For more information regarding our derivative financial instruments, please see Note 9. The amount shown as “all other” is comprised of various small items spread throughout our segments.

7.	Income Taxes – As a result of implementing FIN 48 on January 1, 2007, the Company recognized a $1.4 million reduction of taxes due for unrecognized foreign tax benefits which was accounted for as an increase to the January 1, 2007 balance of retained earnings. Also on January 1, 2007, the Company had:
•	unrecognized tax benefits of $11.7 million, all of which would impact the Company’s effective tax rate, if recognized;

•	$5.7 million of accrued income tax for uncertain tax positions; and

•	$4.6 million of interest expense and penalties related to income taxes. The Company recognizes interest accrued for income taxes as interest expense and penalties are reflected in other income, net.
During the next twelve months, the FIN 48 reserve could reasonably decrease by $3.6 million if certain foreign filing requirements are resolved.
The tax years of 1998 through 2006 remain open to examination by the major taxing authorities to which the Company is subject.
The Company has not provided deferred taxes on foreign earnings because such earnings are intended to be reinvested indefinitely outside of the United States. Remittance of foreign earnings are planned based on projected cash flow needs as well as working capital and long-term investment requirements of our foreign subsidiaries and our domestic operations. In 2007, we expect to be in an overall cumulative indefinitely reinvested, undistributed foreign earnings positive position. We are currently evaluating the United States federal income and foreign withholding tax liability in the event foreign earnings are remitted to the United States. If these earnings were to be distributed, foreign tax credits will become available under current law to reduce or eliminate the resulting United States income tax liability.

8.	Commitments and Contingencies

Contingencies – Pursuant to a tax audit of a Nigerian subsidiary of the Company for the years of 1998 through 2003, tax authorities in Nigeria have issued a payroll tax assessment against the Company in the amount of $24.4 million. The assessment alleges that certain persons were working on projects in Nigeria and were subject to payroll taxes which were not paid. However, due to the specific persons listed in the assessment and the periods of time which they are alleged to have worked in Nigeria, we believe that this claim is substantially without merit. We recorded a reserve of $0.1 million for this assessment in the second quarter of 2006. This reserve reflects management’s best estimate for our Nigerian payroll tax liability associated with this assessment. In October 2006, we received a formal demand for payment from the Nigerian tax authorities and believe that this matter will ultimately be resolved by litigation.

On February 21, 2007, we received a $29.7 million tax assessment from Algeria for income tax, business tax and value added tax for 2005 and 2004. We are indemnified by our clients for the value added tax portion or approximately $10.4 million of the assessment. We accrued income taxes for the Algerian tax liability in conjunction with the project in 2005 and 2004. We believe the ultimate amount due will not be materially different from the amount accrued. We have engaged outside tax counsel to assist us in resolving the tax assessment, and they are presently in discussions with the Algerian tax authorities.

In addition to the previously mentioned legal matters, we are a party to legal proceedings and potential claims arising in the ordinary course of business. We do not believe that these matters arising in the ordinary course of our business will have a material impact on our financial statements in future periods.

Commitments – In the normal course of our business, we provide guarantees and performance, bid, and payment bonds pursuant to agreements to perform construction services, or in connection with bidding to obtain such agreements. All of these guarantees are secured by parent company guarantees. The aggregate amount of these guarantees and bonds at March 31, 2007 was $94.2 million in surety bonds and $59.0 million in bank guarantees/letters of credit. The surety bonds and bank guarantees/letters of credit were due to expire between April 2007 and June 2008 and between April 2007 and December 2009, respectively.

We estimate that the cost to complete capital expenditure projects in progress at March 31, 2007 will be approximately $44.1 million.

9.	Derivative Financial Instruments – Due to the international nature of our business operations and the variable interest rate provisions of our revolving credit facility, we are exposed to certain risks associated with changes in foreign currency exchange rates and interest rates. From time to time, we enter into derivative agreements (hedging instruments) to hedge our exposure to specific foreign currency or interest rate risks (hedged items). We do not use derivative financial instruments for trading purposes.

We did not enter into any new derivative positions during the three months ended March 31, 2007. As discussed in Note 13 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006, we record in earnings the changes in fair market value and cash settlements with respect to our Euro forward exchange agreements as they were previously determined to be ineffective hedges, and we account for our Norwegian Kroner forward exchange agreements as cash flow hedges, as defined by Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities.

The Norwegian Kroner hedges were effective for the three months ended March 31, 2007 and 2006. As of March 31, 2007, the Company had $1.7 million in unrealized gains, net of tax, in accumulated other comprehensive income related to forward exchange hedges. Included in this total is approximately $0.6 million in net unrealized gains which are expected to be realized in earnings during the twelve months following March 31, 2007.

10.	Other Comprehensive Income – Comprehensive income includes changes in the fair value of certain derivative financial instruments which qualify for hedge accounting treatment. The differences between net income and comprehensive income for each of the comparable periods presented are as follows.

	Three Months Ended
	March 31,
	2007	2006
	(in thousands)
Net Income	$54,456	$18,764
Unrealized net gain on derivatives	1,257	446
Deferred tax benefit	(440)	(156)

Comprehensive Income	$55,273	$19,054

A roll-forward of the amounts included in accumulated other comprehensive income (loss), net of taxes, is shown below.

			Accumulated
	Accumulated	Foreign	Other
	Translation	Exchange	Comprehensive
	Adjustment	Agreements	Income (Loss)
	(in thousands)
Balance at December 31, 2006	$(8,978)	$894	(8,084)
Change in value	—	885	885
Reclassification of gain to earnings	—	(68)	(68)

Balance at March 31, 2007	$(8,978)	1,711	(7,267)

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

11.	Segment Information – The following table presents information about the profit or loss of each of the Company’s six reportable segments: Gulf of Mexico Offshore Construction Division (OCD), Gulf of Mexico Diving, Latin America, West Africa, Middle East (including the Mediterranean and India), and Asia Pacific. The information contains certain allocations of corporate expenses that we deem reasonable and appropriate for the evaluation of results of operations.

	Three Months Ended
	March 31,
	2007	2006
	(in thousands)
Total segment revenues
Gulf of Mexico OCD	$16,862	$59,992
Gulf of Mexico Diving	29,398	29,461
Latin America	101,848	62,494
West Africa	51,285	33,081
Middle East	74,856	72,271
Asia Pacific	9,604	5,348

Subtotal	$283,853	$262,647

Intersegment eliminations
Gulf of Mexico OCD	$(2,137)	$—
Gulf of Mexico Diving	(1,768)	(15,745)
Latin America	—	(635)
Middle East	(2,464)	—
Asia Pacific	(475)	—

Subtotal	$(6,844)	$(16,380)

Consolidated revenues	$277,009	$246,267

Income (loss) before taxes
Gulf of Mexico OCD	$(754)	$11,631
Gulf of Mexico Diving	10,803	7,930
Latin America	53,562	(1,112)
West Africa	(209)	4,083
Middle East	9,379	11,921
Asia Pacific	6,013	(3,849)
Over (under) allocated corporate expenses	—	(472)

Consolidated income before taxes	$78,794	$30,132

12.	Earnings Per Share – The following table presents the reconciliation between basic shares and diluted shares (in thousands, except per share data).

		Weighted-Average Shares			Earnings Per Share
			Effect of
			Dilutive
	Net Income	Basic	Securities	Diluted	Basic	Diluted
Three Months Ended
March 31, 2007	$54,456	116,583	1,399	117,982	$0.47	$0.46
March 31, 2006	18,764	114,171	1,438	115,609	0.16	0.16
The amounts shown for the effect of dilutive securities represent incremental shares associated with dilutive stock options and performance units which were issued pursuant to the Company’s stock-based compensation plans. For the three month periods ended March 31, 2007 and 2006, 0.5 million and 0.6 million shares, respectively, were excluded from the computation of diluted earnings per share because the effect of their inclusion was antidilutive. These excluded shares represent options for which the strike price was in excess of the average market price of our common stock for the period reported.
13.	Stock-Based Compensation – Pursuant to SFAS 123R, Share-Based Payment, companies must recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards.

The table below sets forth the total amount of stock-based compensation expense for the three months ended March 31, 2007 and 2006.

	Three Months Ended
	March 31,
	2007	2006
	(in thousands)
Stock-Based Compensation Expense
Stock Options	$1,316	$852
Time-Based Restricted Stock	2,572	575
Performance Shares and Units	1,119	1,253

Total Stock-Based Compensation Expense	$5,007	$2,680

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
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
Our forward-looking statements speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities laws, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory, and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:
•	the level of capital expenditures in the oil and gas industry;

•	risks inherent in doing business abroad;

•	operating hazards related to working offshore;

•	dependence on significant customers;

•	ability to attract and retain skilled workers;

•	general industry conditions;

•	environmental matters;

•	changes in laws and regulations;

•	the effects of resolving claims and variation orders;

•	availability of capital resources; and

•	delays or cancellation of projects included in backlog
We believe the items we have outlined above are important factors that could cause our actual results to differ materially from the estimates in our financial statements and those expressed in a forward-looking statement made in this report or elsewhere. These factors are not necessarily all the important factors that could affect us. Unpredictable or unknown factors we have not discussed in this report could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations. We advise existing and potential security holders that they should be aware that important factors not referred to above could affect the accuracy of our forward-looking statements. For more detailed information regarding risks, see the discussion of risk factors in Item 1A of our Annual Report on Form 10-K for 2006.

The following discussion presents management’s discussion and analysis of our financial condition and results of operations.
Results of Operations
General
We are an offshore construction company offering a comprehensive and integrated range of marine construction and support services in the U.S. Gulf of Mexico, Latin America, West Africa, the Middle East (including the Mediterranean and India), and Asia Pacific regions. These services include pipeline construction, platform installation and removal, subsea construction, project management, and diving services.
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
Most of our offshore construction revenues are obtained through international contracts which are generally larger, more complex, and of longer duration than our typical domestic contracts. Most of these international contracts require a significant amount of working capital, are generally bid on a lump-sum basis, and are secured by a letter of credit or performance bond. Operating cash flows may be negatively impacted during periods of escalating activity due to the substantial amounts of cash required to initiate these projects and the normal delays between cash expenditures by the Company and cash receipts from the customer. Additionally, lump-sum contracts for offshore construction services are inherently risky and are subject to many unforeseen circumstances and events that may affect productivity. When productivity decreases with no offsetting decrease in costs or increases in revenues, our contract margins erode compared to our bid margins. In general, we traditionally bear a larger share of project related risks during periods of weak demand for our services and a smaller share of risk during periods of high demand for our services. Consequently, our revenues and margins from offshore construction services are subject to a high degree of variability, even as compared to other businesses in the offshore energy industry.

Diving Services
Most of our diving revenues are the result of short-term work, involve numerous smaller contracts, and are usually based on a day-rate charge. Financial risks associated with these types of contracts are normally limited due to their short-term and non-lump sum nature. Some diving contracts, especially those related to our newly delivered dive support vessels (DSVs), may involve longer-term commitments. However, the financial risks which are associated with these commitments remain low in comparison with our offshore construction activities due to the day-rate structure of the contracts. Revenues and margins from our diving activities tend to be more consistent than from our offshore construction activities.
Quarter Ended March 31, 2007 Compared to Quarter Ended March 31, 2006

	2007		2006
		% of		% of	% Change
	Thousands	Revenue	Thousands	Revenue	(Unfavorable)
Revenues	$277,009	100.0%	$246,267	100.0%	12%
Cost of operations	183,535	66.3	198,137	80.5	7

Gross profit	93,474	33.7	48,130	19.5	94
Net gain on asset disposal	(1,320)	(0.5)	(291)	(0.1)	354
Selling, general and administrative expenses	18,144	6.5	16,286	6.6	(11)

Operating income	76,650	27.7	32,135	13.0	139

Other (income) expense:
Interest expense	2,741	1.0	2,036	0.8	(35)
Other (income), net	(4,885)	(1.8)	(33)	(0.0)	14,703

Income before taxes	78,794	28.5	30,132	12.2	161
Income taxes	24,338	8.8	11,368	4.6	(114)

Net income	$54,456	19.7%	$18,764	7.6%	190%

Revenues. Revenues increased by 12% to $277.0 million for the first quarter of 2007 from $246.3 million for the first quarter of 2006 primarily due to improved pricing, especially improved pricing on a higher volume of activity in our Latin America and West Africa segments, and the contribution from the newly delivered DSV, REM Commander. The increase in revenues was partially offset by lower utilization of certain vessels due in part to drydocking. Worldwide utilization of our major construction vessels, which does not include the utilization of DSVs, decreased to 56% in the first quarter of 2007 compared to 60% in the same quarter last year. For a detailed discussion of revenues and income before taxes for each geographical area, see “Segment Information” below.
Gross Profit. Gross profit increased by $45.3 million from the first quarter of 2006 to $93.5 million in the first quarter of 2007. As a percentage of revenues, gross profit increased to 33.7% in the first quarter of 2007 from 19.5% in the first quarter of 2006. This increase in gross profit margin was primarily due to improved pricing and productivity in our Latin America segment, the contribution of the REM Commander in our Gulf of Mexico Diving segment, and improved activity in our Asia Pacific segment.
Net Gains on Asset Disposal. Net gains on asset disposal were $1.3 million in the first quarter of 2007 compared to $0.3 million in the first quarter of 2006. Gains in the first quarter of 2007 included the sale of one DSV in our Asia Pacific segment. Gains in the first quarter of 2006 did not include the sale of any significant vessels or equipment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.9 million to $18.1 million for the first quarter of 2007 compared to the first quarter of 2006 primarily due to expenses associated with the retirement of our founder and the related transitional period.
Interest Expense. Interest expense increased by $0.7 million from the first quarter of 2006 to $2.7 million for the first quarter of 2007. Interest expense for the first quarter of 2007 includes $1.1 million of interest expense related to uncertain income tax positions as prescribed by FIN 48.
Other Income, Net. Other income, net improved by $4.9 million from the first quarter of 2006 to income of $4.9 million for the first quarter of 2007. This improvement between comparable quarters was primarily due to higher interest income and lower foreign exchange losses.
Income Taxes. Our effective tax rate for the first quarter of 2007 was 31% as compared to 38% for the first quarter of 2006. The decrease in our effective tax rate was primarily due to improved earnings in foreign jurisdictions with low statutory tax rates or deemed profits (i.e., percent of revenue) regimes.
Results of Operations – Segment Information
The following sections discuss the results of operations for each of our six reportable segments during the quarters ended March 31, 2007 and 2006. The revenues discussed below are stated prior to the intersegment eliminations. Please see Note 11 of the Notes to Condensed Consolidated Financial Statements.
Gulf of Mexico Offshore Construction Division
Revenues in our Gulf of Mexico OCD segment declined by 72% between the comparable first quarters of 2007 and 2006 to $16.9 million in the 2007 period. Lower revenues in the Gulf of Mexico were caused by the lower utilization of major construction vessels, drydocking of the Pioneer, the transfer of the Sea Constructor to West Africa, and the retirement of the Pipeliner 5. Utilization declined between comparable quarters as demand for services related to Hurricanes Katrina and Rita, which drove demand in the prior year’s first quarter to extremely high levels, decreased. Pricing held firm, but activity declined sharply due to the decrease in demand. Activity in the first quarter of 2007 was comprised of a few small projects. Activity in the first quarter of 2006 was comprised of numerous projects related to hurricane repair work. Four major construction vessels achieved 33% utilization in the first quarter of 2007 compared to six major construction vessels achieving 73% utilization in the same period last year. Income before taxes declined by $12.4 million from the year ago period to a loss of $0.8 million for the first quarter of 2007, primarily due to the decline in revenues and lower cost recoveries that resulted from the decline in activity.
Gulf of Mexico Diving
Revenues in our Gulf of Mexico Diving segment remained relatively constant between the comparable first quarters of 2007 and 2006 at $29.4 million for 2007. A decline in the activity of our core diving business was substantially offset by incremental revenues related to the REM Commander, which was not in our fleet during the prior year’s comparable quarter. Demand for the services of our Gulf of Mexico Diving segment declined between comparable quarters due to the same factors that affected demand for our Gulf of Mexico OCD segment. Activity in the first quarter of 2007 consisted of normal offshore construction activities and the latter stages of hurricane repair work. Activity in the first quarter of 2006 was comprised of critical post hurricane activities, especially damage assessments and critical repairs. Pricing remained relatively constant between comparable quarters but was softening and trending lower during the first quarter of 2007. Income before taxes increased by $2.9 million to $10.8 million for the first quarter of 2007 primarily due to the utilization of the REM Commander and lower operating costs resulting from vessel dispositions between comparable quarters.
Latin America
Revenues in our Latin America segment increased by 63% between the comparable first quarters of 2007 and 2006 to $101.8 million for the 2007 period primarily due to higher activity and improved pricing. Activity in the first quarter of 2007 was comprised of the final stages of work on a large project which was bid and initiated in 2006. Activity in the first quarter of 2006 was comprised of activities related to the commencement of one significant but smaller project. Income before taxes increased by $54.7 million to $53.6 million for the first quarter of 2007 primarily due to improved pricing, increased activity, and improved productivity. Margins improved as operating costs were reduced as a result of improved productivity. Results for the first quarter of 2006 included profits related to the favorable resolution of claims and change orders on several substantially completed projects.
West Africa
Revenues in our West Africa segment increased by 55% between the comparable first quarters of 2007 and 2006 to $51.3 million for the first quarter of 2007 primarily due to increased activity. Two significant projects were in progress during the first quarter of 2007 compared to three significant but smaller projects in progress during the first quarter of 2006. Four major construction vessels achieved 60% utilization in the first quarter of 2007 compared to two major construction vessels achieving 49% utilization in the first quarter of 2006. Income before taxes declined by $4.3 million to a loss of $0.2 million for the first quarter of 2007 primarily due to productivity issues on one of the projects in progress during the first quarter of 2007. Results for the first quarter of 2007, which include $7.8 million of profit related to the favorable resolution of claims and change orders for two substantially completed projects, were negatively impacted by delays in the commencement of projects which resulted in unrecovered idle vessel costs. Results for the first quarter of 2006 reflect good pricing and productivity on the three projects in progress at that time.
Middle East
Revenues in our Middle East segment improved slightly between the comparable first quarters of 2007 and 2006 to $74.9 million for 2007. Activity in the first quarter of 2007 was primarily comprised of work performed on two large projects, including one large multi-year project. This large multi-year project also accounted for most of the activity performed in the first quarter of 2006. Pricing improved slightly between comparable quarters while major construction vessel days worked declined by 29%. Project activities performed by major construction vessels were supplemented by incremental activities performed by the REM Fortress, a recently delivered DSV which entered productive service in the first quarter of 2007. Income before taxes declined by $2.5 million to $9.4 million in the first quarter of 2007. Although the profitability of the large multi-year project benefited from improved efficiencies and additions to the scope of the work to be performed, the profitability of the other project in progress during the first quarter of 2007 was negatively impacted by adverse weather and ocean current conditions as well as mechanical downtime. The decline in project-level margins was partially offset by improved cost recoveries resulting from the reassignment of vessels to this segment.
Asia Pacific
Revenues in our Asia Pacific segment increased by 80% between the comparable first quarters of 2007 and 2006 to $9.6 million for 2007 primarily due to an increase in activity. The activity level in both of the comparable quarters was low due to the reassignment of vessels to other segments. Activity in the first quarter of 2007 was primarily comprised of day rate work performed by one major construction vessel. There was no major construction vessel activity in this segment during the first quarter of 2006; however, there was some progress made and revenue recognized on one large project. In the prior year quarter, three major construction vessels were temporarily mobilized to the Middle East from our Asia

Pacific segment. Income before taxes increased by $9.9 million to income of $6.0 million for the first quarter of 2007 primarily due to the increase in activity and a decline in idle vessel costs between comparable quarters. Two major construction vessels which were assigned to our Asia Pacific segment during the prior year’s quarter were permanently assigned to other regions prior to the start of the current year’s quarter. In addition, one major construction vessel was temporarily assigned to work in the Middle East during the first quarter of 2007. Results for the first quarter of 2007 also include a $1.4 million net gain on asset disposal which is related to the sale of one DSV.

Industry and Business Outlook
We expect that demand for our offshore construction services in international regions will be strong for the remainder of 2007, especially in West Africa and the Middle East, despite an expected decline in revenues and profitability in our Latin America segment for the remainder of the year. We are actively pursuing new opportunities in Latin America.
We expect that demand for our offshore construction and diving services in the U.S. Gulf of Mexico over the remainder of 2007 will remain relatively strong by historical standards but not at the peak levels experienced in 2006 which primarily resulted from damage caused by Hurricanes Katrina and Rita. We believe that our activity levels in this region will increase from the levels experienced in the first quarter of 2007 as the seasonal weather conditions improve.
As of March 31, 2007, our backlog amounted to approximately $530.2 million ($24.2 million for the U.S. Gulf of Mexico and $506.0 million for international regions). Approximately, 91% of this backlog is scheduled to be performed in 2007. The amount of our backlog in the U.S. Gulf of Mexico is not a reliable indicator of the level of demand for our services in this region due to the prevalence of short-term contractual arrangements in this region. We are optimistic with our backlog as the bidding activity is high.
We believe that demand for our offshore construction services will remain strong over the next few years. Energy prices remain at reasonably high levels which are conducive to strong activity in the offshore energy industry, and worldwide trends in energy consumption indicate growing demand for oil and natural gas. Additionally, we believe that current levels of offshore oil and gas exploration activity will create significant demand for our services over the next several years, irrespective of cyclical changes in commodity prices.

Liquidity and Capital Resources
Overview
Cash generated from operations provided the major source of funds for the growth of the business, including working capital, capital expenditures, and modernization of the fleet during the last twelve months. We expect the cash requirements for ongoing operations will remain at a high level by historical standards but below the peak levels we experienced in 2006. Our backlog at March 31, 2007 was $530.2 million. Approximately 91% of this backlog is scheduled to be performed in 2007. Capital expenditures for the remainder of 2007 are currently expected to be between $60.0 million and $70.0 million, but could be higher if we decide to pursue opportunities for expanding and/or modernizing our fleet.
Cash Flow
Our cash balance increased by $74.2 million to $426.4 million at March 31, 2007. Our operating activities generated $78.7 million of cash during the three months ended March 31, 2007 and used $2.1 million of cash during the three months ended March 31, 2006. This improvement in operating cash flows was primarily due to improved profitability between the comparable periods. Working capital increased by $67.4 million during the first three months of 2007 to $527.6 million at March 31, 2007 also as a result of improved profitability.
Investing activities resulted in a $5.1 million net use of cash. Proceeds from the sale of assets, supplemented by cash on hand, funded capital expenditures of $8.7 million. At March 31, 2007, we had firm commitments of approximately $44.1 million for the estimated cost to complete capital expenditure projects in progress. This amount includes an aggregate commitment of 22.9 million Euros (or $30.6 million as of March 31, 2007). These capital expenditures are related to the purchase of and/or upgrades to vessels, diving systems, and other offshore construction equipment.
Long-Term Debt
Long-Term debt outstanding at March 31, 2007 (including current maturities) includes $71.3 million of Title XI bonds which carry an interest rate of 7.71% per annum and semi-annual principal payments of $2.0 million payable each February and August until maturity in 2025. At March 31, 2007, we were in compliance with the covenants associated with our Title XI bonds.
At March 31, 2007, there was no outstanding balance against our credit facility, with available borrowings of $71.6 million, and $58.4 million of outstanding letters of credit.
Other Indebtedness and Obligations
We also have a $16.0 million short-term credit facility at one of our foreign locations which is secured by a letter of credit issued under our primary credit facility. At March 31, 2007, we had $0.3 million in cash overdrafts reflected in accounts payable, $7.1 million of letters of credit outstanding, and $8.6 million of credit availability under this other credit facility. Additionally, in the normal course of business, we provide guarantees and performance, bid, and payment bonds pursuant to agreements or in connection with bidding to obtain such agreements to perform construction services. All of these guarantees are secured by parent company guarantees. The aggregate amount of these guarantees and bonds at March 31, 2007 was $94.2 million in surety bonds and $59.0 million in bank guarantees/letters of credit. The surety bonds and bank guarantees/letters of credit are due to expire between April 2007 and June 2008 and between April 2007 and December 2009 respectively.

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
Over the next few years, we expect cash from operations, supplemented by proceeds from long-term debt and/or equity issuances, to provide sufficient funds to finance our operations, maintain our fleet, and expand our business as opportunities arise. As we have done historically, we regularly evaluate the merits of opportunities that arise for the acquisition of equipment or businesses and may require additional liquidity if we decide to pursue such opportunities. For flexibility, we maintain a shelf registration statement that as of May 4, 2007 permits the issuance of $365.8 million of debt and equity securities.
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
Critical Accounting Policies and Estimates
On January 1, 2007, we adopted FIN 48, as discussed in Notes 2 and 7 to the Condensed Consolidated Financial Statements. This interpretation requires the recognition of tax positions that are considered “more-likely-than-not” to be taken in a tax return to be included in the Company’s financial statements. There have been no other changes in the Company’s critical accounting policies since December 31, 2006. For a discussion of critical accounting policies and estimates, please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2006, which discussion is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Due to the international nature of our business operations and the variable interest rate provisions of our revolving credit facility, we are exposed to certain risks associated with changes in foreign currency exchange rates and interest rates.
We have not made any significant new foreign currency contractual commitments nor entered into any new derivative positions during the three months ended March 31, 2007.
As of March 31, 2007, our contractual obligations under two long-term vessel charters will require the use of approximately 471.5 million Norwegian Kroners (or $77.4 million as of March 31, 2007) over the next four years. The forward exchange agreements which hedge this commitment will enable us to fulfill this Norwegian Kroner commitment at an average exchange rate of 6.30 Kroners per U.S. Dollar.
As of March 31, 2007, we were committed to the purchase of certain equipment which will require the use of 22.9 million Euros (or $30.6 million as of March 31, 2007) over the next eighteen months. A 1% increase in the value of the Euro will increase the dollar value of these commitments by approximately $0.3 million.
As of March 31, 2007, we were committed to the purchase of 22.9 million Euros over the next eighteen months pursuant to forward exchange contracts at an average exchange rate of $1.32 per Euro. A 1% decrease in the value of the Euro will create a derivative loss in our reported earnings of approximately $0.3 million.
Additional quantitative and qualitative disclosures about market risk are in Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2006.

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
Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2007 to provide reasonable assurance that material information relating to our company is made known to management on a timely basis. There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
On February 21, 2007, we received a $29.7 million tax assessment from Algeria for income tax, business tax and value added tax for 2005 and 2004. We are indemnified by our clients for the value added tax portion or approximately $10.4 million of the assessment. We accrued income taxes for the Algerian tax liability in conjunction with the project in 2005 and 2004. We believe the ultimate amount due will not be materially different from the amount accrued. We have engaged outside tax counsel to assist us in resolving the tax assessment, and they are presently in discussions with the Algerian tax authorities.
Our operations are subject to the inherent risks of offshore marine activity including accidents resulting in the loss of life or property, environmental mishaps, mechanical failures, and collisions. We insure against certain of these risks. We believe our insurance should protect us against, among other things, the accidental total or constructive total loss of our vessels. We also carry workers’ compensation, maritime employer’s liability, general liability, and other insurance customary in our business. All insurance is carried at levels of coverage and deductibles that we consider financially prudent. Recently, our industry has experienced a tightening in the builders’ risk market and the property market subject to named windstorms, which has increased deductibles and reduced coverage.
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
May 4, 2007

EXHIBIT INDEX
Exhibits                     Description of Exhibit

* 15.1 -	Letter regarding unaudited interim financial information

* 31.1 -	Section 302 Certification of CEO, B. K. Chin

* 31.2 -	Section 302 Certification of CFO, Peter S. Atkinson

* 32.1 -	Section 906 Certification of CEO, B. K. Chin

* 32.2 -	Section 906 Certification of CFO, Peter S. Atkinson

*	Included with this filing