Form 10-Q
period 2007-06-30
GLOBAL INDUSTRIES LTD
filed 2007-08-06
CIK 895663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
None
(Former name, former address and former fiscal year, if changes since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☑ YES ☐ NO
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a no-accelerated filer. See definition of “accelerated filer and large accelerated filer” n Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☑ NO
APPLICABLE ONLY TO CORPORATE ISSUERS:
     The number of shares of the Registrant’s Common Stock outstanding, as of August 1, 2007 was 117,747,118.

Global Industries, Ltd.
Index – Form 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
     Global Industries, Ltd.
We have reviewed the accompanying Condensed Consolidated Balance Sheet of Global Industries, Ltd. and subsidiaries (the “Company”) as of June 30, 2007, and the related Condensed Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 2007 and 2006 and of Cash Flows for the six-month periods ended June 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.
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
DELOITTE & TOUCHE LLP
August 2, 2007
Houston, Texas

GLOBAL INDUSTRIES, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$465,193	$352,178
Restricted cash	1,099	1,073
Marketable securities	75,837	—
Accounts receivable – net of allowance of $25,439 for 2007 and $17,203 for 2006	181,265	197,258
Unbilled work on uncompleted contracts	58,187	90,980
Contract costs incurred not yet recognized	1,753	22,721
Deferred income taxes	3,196	2,781
Prepaid expenses and other	17,523	16,147

Total current assets	804,053	683,138

Property and Equipment, net	312,417	316,876

Other Assets
Accounts receivable – long–term	6,616	7,731
Deferred charges, net	23,502	19,862
Deferred income taxes	3,703	2,711
Goodwill, net	37,388	37,388
Other	4,967	3,291

Total other assets	76,176	70,983

Total	$1,192,646	$1,070,997

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$3,960	$3,960
Accounts payable	108,732	127,009
Employee-related liabilities	28,286	25,643
Income taxes payable	27,306	38,092
Accrued interest payable	2,030	2,134
Advance billings on uncompleted contracts	24,853	4,557
Other accrued liabilities	19,057	21,617

Total current liabilities	214,224	223,012

Long-Term Debt	67,320	69,300
Deferred Income Taxes	51,507	51,714
Other Liabilities	9,538	1,406

Commitments and Contingencies	—	—

Shareholders’ Equity
Common stock issued, $0.01 par value, 150,000 authorized, and 117,734 and 116,252 shares issued and outstanding at 2007 and 2006, respectively	1,177	1,162
Additional paid-in capital	404,687	379,297
Retained earnings	450,830	353,834
Treasury stock at cost, 32 in 2007 and 25 in 2006	(812)	(644)
Accumulated other comprehensive loss	(5,825)	(8,084)

Total shareholders’ equity	850,057	725,565

Total	$1,192,646	$1,070,997

See Notes to Condensed Consolidated Financial Statements.

GLOBAL INDUSTRIES, LTD
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues	$248,940	$367,631	$525,949	$613,898
Cost of operations	174,807	266,494	358,342	464,631

Gross profit	74,133	101,137	167,607	149,267
Loss on asset impairments	—	4,485	—	4,485
Reduction in litigation provision	—	(13,699)	—	(13,699)
Net loss (gain) on asset disposal	12	(216)	(1,308)	(507)
Selling, general and administrative expenses	19,884	14,710	38,028	30,996

Operating income	54,237	95,857	130,887	127,992

Other expense:
Interest expense	2,032	2,460	4,773	4,496
Other (income), net	(6,531)	(1,060)	(11,416)	(1,093)

Income before taxes	58,736	94,457	137,530	124,589
Income taxes	17,607	32,074	41,945	43,442

Net income	$41,129	$62,383	$95,585	$81,147

Earnings Per Common Share
Basic	$0.35	$0.54	$0.82	$0.70
Diluted	$0.35	$0.53	$0.81	$0.69

Weighted Average
Common Shares Outstanding
Basic	117,305	115,650	116,946	115,181
Diluted	119,168	117,478	118,675	116,915
See Notes to Condensed Consolidated Financial Statements.

GLOBAL INDUSTRIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash Flows From Operating Activities
Net Income	$95,585	$81,147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,592	26,946
Stock-based compensation expense	9,167	4,708
Provision for doubtful accounts	415	7,601
Gain on sale or disposal of property and equipment	(1,308)	(507)
Derivative gain	(325)	—
Loss on asset impairments	—	4,485
Reduction in litigation provision	—	(13,699)
Deferred income taxes	(2,224)	17,250
Excess tax benefits from stock-based compensation	(2,541)	—
Changes in operating assets and liabilities
Receivables, unbilled work, and contract costs	70,452	(134,767)
Prepaid expenses and other	752	1,046
Accounts payable, employee-related liabilities and other accrued liabilities	2,480	65,802
Deferred dry-dock costs incurred	(9,362)	(11,967)

Net cash provided by operating activities	186,683	48,045

Cash Flows From Investing Activities
Proceeds from sale of assets	3,651	509
Additions to property and equipment	(15,541)	(28,373)
Purchase of short-term investments	(75,837)	—
Additions to restricted cash	(26)	(8,685)

Net cash (used in) investing activities	(87,753)	(36,549)

Cash Flows From Financing Activities
Proceeds from sale of common stock, net	13,696	7,161
Additions to deferred charges	(4)	(517)
Repayment of long-term debt	(1,980)	(1,980)
Repurchase of common stock	(168)	—
Excess tax benefits from stock-based compensation	2,541	—

Net cash provided by financing activities	14,085	4,664

Cash and cash equivalents
Increase	113,015	16,160
Beginning of period	352,178	127,138

End of period	$465,193	$143,298

Supplemental Disclosures
Interest Paid	$2,971	$9,487
Income Taxes Paid	$49,028	$8,072
See Notes to Condensed Consolidated Financial Statements.

Global Industries, Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1.	Basis of Presentation – The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Global Industries, Ltd. and its subsidiaries (the “Company,” “we,” “us,” or “our”).

In the opinion of management of the Company, all adjustments (such adjustments consisting only of a normal and recurring nature) necessary for a fair presentation of the operating results for the interim periods presented have been included in the unaudited Condensed Consolidated Financial Statements. Operating results for the periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These financial statements should be read in conjunction with our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

2.	Accounting Change – Recognizing Uncertain Income Tax Positions – In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48). This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken, or expected to be taken, on a tax return. The Company adopted the provisions of FIN 48 on January 1, 2007, which requires a cumulative effect of accounting change to the opening balance of retained earnings upon adoption. Accordingly, the Company recognized a $1.4 million cumulative adjustment for such tax positions as an increase to the opening balance of retained earnings on January 1, 2007, as reflected in the accompanying financial position for the period ended June 30, 2007. Please see Note 9 for additional information regarding the adoption of FIN 48.

3.	Marketable Securities – The Company has invested in auction rate securities which are debt and preferred stock instruments having longer-dated legal maturities (in most cases, many years), but with interest rates that are generally reset every 28-49 days under an auction system. Because the Company regularly liquidates its investments in these securities for reasons including, among others, changes in the availability of and the yield on alternative investments, the Company has classified these securities as available-for-sale. The coupon interest rate for these securities ranged from 3.6% to 4.0%, on a tax exempt basis, for the quarter ended June 30, 2007. Short-term marketable securities are carried at cost, which approximates fair value. Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and re-evaluates such determination at each balance sheet date. Investments classified as available-for-sale are carried at an estimated fair value with any unrealized gain or loss recorded in accumulated other comprehensive income. There was no unrealized gain or loss associated with the auction rate securities that were outstanding at June 30, 2007.

4.	Receivables – Receivables are presented in the following balance sheet accounts: (1) accounts receivable, (2) accounts receivable – long-term, (3) unbilled work on uncompleted contracts, and (4) contract costs incurred not yet recognized. Accounts receivable at June 30, 2007 included $13.3 million which was not immediately collectible due to contractually specified retainage requirements. This amount is expected to be collected within the next twelve months. Accounts receivable at December 31, 2006 included $4.4 million which was related to retainage.

The balance of accounts receivable – long-term at June 30, 2007 and December 31, 2006 represents amounts related to retainage which were not expected to be collected within the next twelve months.

The balance of unbilled work on uncompleted contracts includes (a) amounts receivable from customers for work that has not yet been billed pursuant to contractually specified milestone billing requirements and (b) revenue accruals.

The claims and unapproved change orders included in our receivables amounted to $42.7 million at June 30, 2007 and $21.4 million at December 31, 2006.
Costs and Estimated Earnings on Uncompleted Contracts

	June 30,	December 31,
	2007	2006
	(In thousands)
Costs incurred on uncompleted contracts	$819,788	$663,381
Estimated earnings	280,972	197,693

Costs and estimated earnings on uncompleted contracts	1,100,760	861,074
Less: Billings to date	(1,082,193)	(796,353)

	18,567	64,721
Plus: Accrued revenue	14,767	21,702

	$33,334	$86,423

Included in accompanying balance sheets under the following captions:
Unbilled work on uncompleted contracts	$58,187	$90,980
Advance billings on uncompleted contracts	(24,853)	(4,557)

	$33,334	$86,423

5.	Property and Equipment – Property and equipment are stated at cost less accumulated depreciation. Expenditures for property and equipment and items that substantially increase the useful lives of existing assets are capitalized at cost and depreciated. Routine expenditures for repairs and maintenance are expensed as incurred. Except for major construction vessels that are depreciated on the units-of-production (UOP) method over estimated vessel operating days, depreciation is provided utilizing the straight-line method over the estimated useful lives of the assets. The UOP method is based on vessel utilization days and more closely correlates depreciation expense to vessel revenue. In addition, the UOP method provides for a minimum depreciation floor in periods with nominal vessel use. In general, less depreciation expense would be recorded in periods of high utilization and revenues, and more depreciation expense would be recorded in periods of low vessel utilization and revenues if we applied only a straight-line depreciation method. Property and equipment at June 30, 2007 and December 31, 2006 is presented net of $301.3 million and $286.0 million of accumulated depreciation, respectively.

6.	Commitments and Contingencies

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

On February 21, 2007, we received a $29.7 million tax assessment from Algeria for income tax, business tax and value added tax for 2005 and 2004. We are indemnified by our clients for the value added tax portion, or approximately $10.4 million, of the assessment. We accrued income taxes for the Algerian tax liability in conjunction with the project in 2005 and 2004. We believe the ultimate amount due will not be materially different from the amount accrued. We have engaged outside tax counsel to assist us in resolving the tax assessment, and they are presently in discussions with the Algerian tax authorities.
In June 2007, the Company announced that it was conducting an internal investigation of its West Africa operations, focusing on the legality, under the U.S. Foreign Corrupt Practices Act (FCPA) and local laws, of one of its subsidiary’s reimbursement of certain expenses incurred by a customs agent in connection with shipments of materials and the temporary importation of vessels into West African waters. The Company further announced that the Audit Committee of the Company’s Board of Directors had engaged the law firm of Mayer, Brown, Rowe & Maw LLP, an international law firm with significant experience in investigating and advising on FCPA matters, to lead the investigation.
The Company has voluntarily contacted the U.S. Securities and Exchange Commission and the U.S. Department of Justice to advise them that an independent investigation is under way and that it intends to cooperate fully with both agencies. The internal investigation is in an early stage, and no conclusion can be drawn at this time as to whether either agency will open an investigation to separately investigate this matter, or, if an investigation is opened, what potential remedies these agencies may seek. The Company cannot determine at this time the ultimate effect of implementing any necessary corrective measures for its operations in Nigeria.
The Company has concluded that it is premature for it to determine whether it needs to make any financial reserve for any potential liabilities that may result from these activities given the status of the internal investigation. Management and the Audit Committee will work with independent counsel and appropriate personnel within the Company to implement promptly such measures as are considered appropriate.
In addition to the previously mentioned tax and legal matters, we are a party to legal proceedings and potential claims arising in the ordinary course of business. We do not believe that these matters arising in the ordinary course of our business will have a material impact on our financial statements in future periods.
Commitments – In the normal course of our business, we provide guarantees and bonds for performance, bids, and payments pursuant to agreements to perform construction services, or in connection with bidding to obtain such agreements. At June 30 2007, the aggregate amount of guarantees (including letters of credit) was $111.1 million, which are due to expire between July 2007 and September 2009. The aggregate amount of the bonds, in particular surety bonds, was $73.5 million as of June 30, 2007. These bonds are due to expire between July 2007 and September 2008.
We estimate that the cost to complete capital expenditure projects in progress at June 30, 2007, excluding the recently announced Global 1200, will be approximately $36.7 million.
7.	Derivative Financial Instruments – Due to the international nature of our business operations and the variable interest rate provisions of our revolving credit facility, we are exposed to certain risks associated with changes in foreign currency exchange rates and interest rates. From time to time, we enter into derivative agreements (hedging instruments) to hedge our exposure to specific foreign currency or interest rate risks (hedged items). We do not use derivative financial instruments for trading purposes.

We did not enter into any new derivative positions during the three and six months ended June 30, 2007. As discussed in Note 13 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006, we record in earnings the changes in fair market value and cash settlements with respect to our Euro forward exchange agreements as they were previously determined to be ineffective hedges, and we account for our Norwegian Kroner forward exchange agreements as cash flow hedges, as defined by Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities.

The Norwegian Kroner hedges were effective for the three and six months ended June 30, 2007 and 2006. As of June 30, 2007, the Company had $3.2 million in unrealized gains, net of tax, in accumulated other comprehensive income related to forward exchange hedges. Included in this total is approximately $1.1 million in net unrealized gains which are expected to be realized in earnings during the twelve months following June 30, 2007.
8.	Restructuring Costs - On May 9, 2007, a decision was made to relocate the Asia Pacific regional headquarters from Bangkok to Singapore to better align the Company’s strategies with its target markets. The expected completion date for this relocation is December 31, 2007. The estimated total cost to be incurred related to this plan is approximately $2.0 million, of which $ 1.3 million will be costs for severance and benefits, and other costs related to closing the Bangkok headquarters, as well as capital improvements of approximately $0.7 million for the new Singapore headquarters. At June 30, 2007, $0.4 million was accrued for severance expense and is reflected in the cost of operations.

9.	Income Taxes – As a result of implementing FIN 48 on January 1, 2007, the Company recognized a $1.4 million reduction of taxes due to foreign tax benefits which was accounted for as an increase to the January 1, 2007 balance of retained earnings. Also on January 1, 2007, the Company had:
•	unrecognized tax benefits of $11.7 million, all of which would impact the Company’s effective tax rate, if recognized;

•	$5.7 million of accrued income tax for uncertain tax positions; and

•	$4.6 million of interest expense and penalties related to income taxes. The Company recognized interest accrued for income taxes, as interest expense and penalties are reflected in “Other income, net”.
During the next twelve months it is reasonably possible that the FIN 48 reserve could decrease by $3.6 million if certain foreign filing requirements are resolved. There was no material change to the FIN 48 reserve for the three and six months ended June 30, 2007.
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

10.	Other Comprehensive Income – Comprehensive income included changes in the fair value of certain derivative financial instruments which qualify for hedge accounting treatment. The differences between net income and comprehensive income for each of the comparable periods presented are as follows.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)
Net Income	$41,129	$62,383	$95,585	$81,147
Unrealized net gain on derivative instruments	2,220	2,419	3,477	2,865
Less: deferred taxes	(778)	(841)	(1,218)	(997)

Comprehensive Income	$42,571	$63,961	$97,844	$83,015

A roll-forward of the amounts included in accumulated other comprehensive income (loss), net of taxes, is shown below.

			Accumulated
	Accumulated	Foreign	Other
	Translation	Exchange	Comprehensive
	Adjustment	Agreements	Income (Loss)
	(In thousands)
Balance at December 31, 2006	$(8,978)	$894	$(8,084)
Change in value	—	2,327	2,327
Reclassifications to earnings	—	(68)	(68)

Balance at June 30, 2007	$(8,978)	$3,153	$(5,825)

The amount of accumulated translation adjustment included in accumulated other comprehensive income (loss) relates to subsidiaries whose functional currency was not the U.S. dollar in certain prior years. The amount of gain on forward exchange agreements included in accumulated other comprehensive income (loss) is associated with forward exchange agreements which hedge the Company’s foreign currency commitments under long-term vessel charters and under contracts for the purchase of equipment. This gain (or potential loss) will be reclassified to results of operations as the associated hedged items are settled and will offset any variability in foreign exchange rates which occurs subsequent to the initiation of the hedges.

11.	Earnings Per Share – The following table presents the reconciliation between basic shares and diluted shares (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)
Net Income	$41,129	$62,383	$95,585	$81,147

Common shares dilution
Basic shares	117,305	115,650	116,946	115,181
Effect of dilutive securities	1,863	1,828	1,729	1,734

Diluted shares	119,168	117,478	118,675	116,915

Earning per share
Basic	$0.35	$0.54	$0.82	$0.70
Diluted	$0.35	$0.53	$0.81	$0.69
The amounts shown for the effect of dilutive securities represent incremental shares associated with dilutive stock options and performance units which were issued pursuant to the Company’s stock-based compensation plans. Anti-dilutive shares represent options where the strike price was in excess of the average market price of our common stock for the period reported and are excluded from the computation of diluted earnings per share. There were no anti-dilutive shares excluded from the dilutive earnings per share computation for the quarter ended June 30, 2007. Excluded anti-dilutive shares totaled 0.3 million for the quarter ended June 30, 2006, and 0.1 million and 0.4 million for the six months ended June 30, 2007 and 2006, respectively.

12.	Stock-Based Compensation – Pursuant to SFAS 123R, Share-Based Payment, companies must recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards.

The table below sets forth the total amount of stock-based compensation expense for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)
Stock-Based Compensation Expense
Stock Options	$1,102	$871	$2,417	$1,723
Time-Based Restricted Stock	2,482	1,081	5,160	1,656
Performance Shares and Units	471	76	1,590	1,329

Total Stock-Based Compensation	$4,055	$2,028	$9,167	$4,708

13.	Segment Information – The following table presents information about the profit (or loss) for the three and six months ended June 30, 2007 and 2006 of each of the Company’s six reportable segments: Gulf of Mexico Offshore Construction Division (OCD), Gulf of Mexico Diving, Latin America, West Africa, Middle East (including the Mediterranean and India), and Asia Pacific. The information contains certain allocations of corporate expenses that we deem reasonable and appropriate for the evaluation of results of operations.

The Company determined it was preferable to reclassify 2006 segment information associated with the presentation of inter-segment revenues between the Gulf of Mexico OCD and Gulf of Mexico Diving to correspond with the 2007 presentation. The reclassifications had no impact on equity, net income or cash flows.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)
Total segment revenues
Gulf of Mexico OCD	$31,177	$43,758	$48,039	$96,888
Gulf of Mexico Diving	42,700	35,262	72,098	70,511
Latin America	33,017	143,974	134,865	206,468
West Africa	57,975	56,288	109,260	89,369
Middle East	94,033	60,190	168,889	132,461
Asia Pacific	13,548	44,969	23,152	50,317

Subtotal	272,450	384,441	556,303	646,014

Intersegment eliminations
Gulf of Mexico OCD	(5,589)	(4,061)	(7,726)	(7,024)
Gulf of Mexico Diving	(3,511)	(4,444)	(5,279)	(16,152)
Latin America	—	(583)	—	(1,218)
Middle East	(10,279)	(4,623)	(12,743)	(4,623)
Asia Pacific	(4,131)	(3,099)	(4,606)	(3,099)

Subtotal	(23,510)	(16,810)	(30,354)	(32,116)

Consolidated revenues	248,940	367,631	525,949	613,898

Income (loss) before taxes
Gulf of Mexico OCD	7,402	12,369	6,648	21,718
Gulf of Mexico Diving	16,333	9,864	27,136	20,076
Latin America	9,172	28,544	62,734	27,432
West Africa	(10,535)	13,622	(10,744)	17,705
Middle East	34,383	9,268	43,762	21,189
Asia Pacific	1,889	7,006	7,902	3,157
Corporate (litigation provision)	—	13,699	—	13,699
Over (under) allocated corporate expenses	92	85	92	(387)

Consolidated income before taxes	$58,736	$94,457	$137,530	$124,589

14.	Subsequent Event – Effective July 27, 2007, the Company issued $325.0 million of 2.75 percent Senior Convertible Debentures due 2027. The debentures will be convertible into cash, and if applicable, into shares of the Company’s common stock, or under certain circumstances and at the Company’s election, solely into the Company’s common stock based on a conversion rate of 28.1821 shares per $1,000 principal amount of debentures. In addition, the Company granted a thirty day option to the initial purchasers of the convertible debentures to purchase up to an additional $50.0 million aggregate principal amount of debentures. Pursuant to this indenture, the Company used $75.0 million of proceeds from the issuance of the debentures to repurchase 2.8 million shares of the Company’s common stock. The net proceeds received from the issuance of the debentures after the repurchase of Company common stock were $243.5 million. Concurrent with this transaction, the Company amended certain negative covenants in its existing $130.0 million revolving line of credit to allow for the issuance of these convertible debentures and to allow the Company to use $75.0 million of net proceeds from the debentures to repurchase shares of its common stock.

In July 2007, the Company announced the construction of a new generation dynamically positioned combination derrick/pipelay vessel for its worldwide offshore fleet at an estimated cost of $240.0 million. This vessel, currently designated “the Global 1200,” is designed to work in deep and shallow water, and is expected to be operational in 2010.

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
Our forward-looking statements speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities laws, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory, and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:
•	the level of capital expenditures in the oil and gas industry;

•	risks inherent in doing business abroad;

•	operating hazards related to working offshore;

•	dependence on significant customers;

•	ability to attract and retain skilled workers;

•	general industry conditions;

•	environmental matters;

•	changes in laws and regulations;

•	the effects of resolving claims and variation orders;

•	availability of capital resources;

•	delays or cancellation of projects included in backlog;

•	fluctuations in the prices or demand for oil and gas;

•	the level of offshore drilling activity;

•	foreign exchange and currency fluctuations; and

•	acquisitions or divestitures
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
Our results of operations, in terms of revenues, gross profit, and gross profit as a percentage of revenues (“margins”), are principally driven by three factors: (1) our level of offshore construction activity (“activity”), (2) pricing, which can be affected by contract mix (“pricing”), and (3) operating efficiency on any particular construction project (“productivity”).
Our business consists of two principal activities:
•	Offshore Construction Services, which includes pipeline construction and platform installation and removal services; and

•	Diving Services, which includes diving and marine support services.
Offshore Construction Services
The level of our offshore construction activity in any given period has a significant impact on our results of operations. The offshore construction business is capital and personnel intensive, and as a practical matter, many of our costs, including the wages of skilled workers, are effectively fixed in the short run regardless of whether or not our vessels are being utilized in productive service. In general, as activity increases, a greater proportion of these fixed costs are recovered through operating revenues; consequently, gross profit and margins increase. Conversely, as activity decreases, our revenues decline, but our costs do not decline proportionally, thereby constricting our gross profit and margins. Our activity level can be affected by changes in demand due to economic or other conditions in the oil and gas exploration industry, seasonal conditions in certain geographical areas, and/or our ability to win the bidding for available jobs. Our results of operations depend heavily upon our ability to obtain, in a very competitive environment, a sufficient quantity of offshore construction contracts with sufficient gross profit margins to recover the fixed costs associated with our offshore construction business.
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
                         Quarter Ended June 30, 2007 Compared to Quarter Ended June 30, 2006

	2007		2006
		% of		% of	% Change
	(Thousands)	Revenue	(Thousands)	Revenue	(Unfavorable)
Revenues	$248,940	100.0%	$367,631	100.0%	(32)%
Cost of operations	174,807	70.2	266,494	72.5	34

Gross profit	74,133	29.8	101,137	27.5	(27)
Loss on asset impairments	—	—	4,485	1.2	—
Reduction in litigation	—	—	(13,699)	(3.7)	—
Net (gain) on asset disposal	12	(0.0)	(216)	(0.1)	(106)
Selling, general and administrative expenses	19,884	8.0	14,710	4.0	(35)

Operating income	54,237	21.8	95,857	26.1	(43)

Other expense:
Interest expense	2,032	0.8	2,460	0.7	17
Other (income), net	(6,531)	(2.6)	(1,060)	(0.3)	516

Income before taxes	58,736	23.6	94,457	25.7	(38)
Income taxes	17,607	7.1	32,074	8.7	45

Net income	$41,129	16.5%	$62,383	17.0%	(34)%

Revenues. Revenues decreased by 32% to $248.9 million for the second quarter of 2007 due principally to a decline in construction activity in Latin America, Asia Pacific and Gulf of Mexico that was partially offset by increased construction activity in the Middle East and incremental diving revenues generated from the REM Commander. Worldwide utilization of major construction vessels, which does not include the utilization of dive support vessels (DSVs), decreased to 53% in the second quarter of 2007, compared to 73% in the same quarter last year. For a detailed discussion of revenues and income before taxes for each geographical area, see “Results of Operations — Segment Information” below.
Gross Profit. Gross profit decreased by $27.0 million to $74.1 million in the second quarter of 2007 primarily due to lower construction activity in our Latin America segment and additional project costs in West Africa. As a percentage of revenues, gross profit increased to 29.8% in the second quarter of 2007 from 27.5% in the second quarter of 2006. This increase in gross profit margin was primarily attributable to higher margins in the Middle East segment and contributions from the REM Commander in the Gulf of Mexico Diving segment.
Loss on Asset Impairments. During the second quarter of 2006, a $4.5 million impairment loss was recorded for the retirement of the Navajo, Pipeliner 5, and a dive support vessel.
Reduction in Litigation Provision. During the second quarter of 2006, a $13.7 million reduction in a litigation provision was recorded that related to a settlement agreement between Global Industries, LTD. and Groupe GTM, (currently named Vinci), and there was no such reduction in the second quarter of 2007.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $5.2 million to $19.9 million for the second quarter of 2007, compared to the second quarter of 2006, as a result of higher expenses related to amortization of stock-based compensation, professional services, and expenses associated with the retirement of our founder and the related transitional period.

Interest Expense. Interest expense decreased $0.4 million to $2.0 million for the second quarter of 2007 primarily due to a reduction of interest expense related to an income tax estimate.
Other Expense/Income. Other income increased by $5.5 million to $6.5 million for the second quarter of 2007 compared to the second quarter of 2006. This increase was primarily due to a $4.4 million increase in interest income generated from higher balances of cash, cash equivalents, and marketable securities.
Income Taxes. Our effective tax rate for the second quarter of 2007 was 30% as compared to 34% for the second quarter of 2006. The decrease in our effective tax rate was primarily due to improved earnings in foreign jurisdictions with low statutory tax rates or deemed profits (i.e., percent of revenue) regimes.
Results of Operations – Segment Information.
The following sections discuss the results of operations for each of our reportable segments during the quarters ended June 30, 2007 and 2006.
Gulf of Mexico Offshore Construction Division
Revenues decreased 29% to $31.2 million for the quarter ended June 30, 2007 compared to same quarter last year. Lower revenues in the Gulf of Mexico were primarily attributable to: (1) lower utilization of major construction vessels, (2) a decrease in number of major construction vessels, including the transfer of the Sea Constructor to West Africa in first quarter 2007, and (3) softening prices due to decreased demand. Conversely, we experienced extremely high levels of vessel utilization during the same quarter last year related to post hurricane repair work. Four major construction vessels achieved 69% utilization in the second quarter of 2007, compared to five major construction vessels achieving 82% utilization in the same period last year. Income before taxes declined $5.0 million below the same period a year ago to $7.4 million for the second quarter of 2007. The decline in utilization during the second quarter of 2007 resulted in lower revenues and less cost recovery.
Gulf of Mexico Diving
Revenues increased over the previous year quarter by 21% to $42.7 million for the second quarter of 2007, due primarily to improved pricing and incremental revenue generated from additional service provided by the REM Commander, which was not in our fleet during prior year’s comparable quarter. Activity in the second quarter of 2007 consisted of core diving activities, compared to critical post hurricane repair work activity in the second quarter of 2006. Income before taxes increased by $6.5 million to $16.3 million for the second quarter of 2007 primarily due to the utilization of the REM Commander.
Latin America
Revenues decreased by 77% between comparable quarters to $33.0 million in the second quarter of 2007 due to lower construction activity caused by a decline in demand. Activity in the second quarter of 2007 included the final stages of work on a large construction project, compared to a higher level of activity during the second quarter of 2006 on two large construction projects. A portion of the decline in revenues was offset by favorable resolutions on claims and change orders. Income before taxes decreased by $19.4 million to $9.2 million for the second quarter of 2007 as a result of the reduced activity described above.

West Africa
Revenues were relatively consistent between comparable quarters. Income before taxes declined by $24.2 million to a loss of $10.5 million in the second quarter of 2007 primarily due to lost project profitability of approximately $14.0 million and additional project costs of approximately $7.6 million when the Company prematurely curtailed the work program in Nigeria and demobilized the fleet from the area because of short-term security risks. Additional stand-by costs were incurred prior to demobilization as a result of delays in obtaining vessel permits. In contrast, there was a significant amount of activity during the prior year quarter on four large construction projects.
Middle East
Revenues increased by 56% to $94.0 million in the second quarter of 2007 due to an increase in activity between comparable quarters, as well as improved pricing as a result of strong demand between comparable quarters. During the current year quarter, activity was primarily comprised of three major construction projects, including one multi-year project that accounted for the majority of activity in previous year’s quarter. Income before taxes increased by $25.1 million to $34.4 million for the second quarter of 2007. Profit margins were positively impacted by improved productivity and pricing during the current year quarter. Financial results for the prior year quarter were negatively impacted by $3.3 million asset impairment loss associated with the retirement of the Navajo.
Asia Pacific
Revenues in our Asia Pacific segment decreased by 70% to $13.5 million between the comparable second quarters of 2007 and 2006, primarily due to decreased activity. Activity in the second quarter of 2007 was lower due principally to the temporary assignment of vessels to the Middle East, where demand was more advantageous, and the transfer of the Hercules to West Africa. Activity in the second quarter of 2007 primarily consisted of day-rate work on small projects. Activity during the comparable quarter of 2006 included one large project that utilized three major construction vessels. Income before taxes decreased by $5.1 million to $1.9 million for the second quarter of 2007 primarily due to decreased activity, partially offset by higher gross margins provided by good productivity.

                    Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

	2007		2006
		% of		% of	% Change
	(Thousands)	Revenue	(Thousands)	Revenue	(Unfavorable)
Revenues	$525,949	100.0%	$613,898	100.0%	(14%)
Cost of operations	358,342	68.1	464,631	75.7	23

Gross profit	167,607	31.9	149,267	24.3	12
Loss on asset impairments	—	—	4,485	0.7	—
Reduction in litigation	—	—	(13,699)	(2.2)	—
Net (gain) on asset disposal	(1,308)	(0.2)	(507)	(0.1)	158
Selling, general and administrative expenses	38,028	7.2	30,996	5.0	(23)

Operating income	130,887	24.9	127,992	20.9	2

Other expense:
Interest expense	4,773	0.9	4,496	0.7	(6)
Other (income), net	(11,416)	(2.2)	(1,093)	(0.1)	944

Income before taxes	137,530	26.2	124,589	20.3	10
Income taxes	41,945	8.0	43,442	7.1	3

Net income	$95,585	18.2%	$81,147	13.2%	18%

Revenues. Revenues decreased by 14% to $525.9 million between the comparable six month periods of 2007 and 2006, due to a decline in the level of construction activity in Latin America, Asia Pacific and Gulf of Mexico that was partially offset by increased construction activity in the Middle East and incremental diving revenues from the REM Commander. As compared to previous year’s period, worldwide utilization of our major construction vessels, which does not include the utilization of DSVs, decreased to 54% in 2007, compared to 66% in first half of 2006. For a detailed discussion of revenues and income before taxes for each geographical area, see “Results of Operations — Segment Information” below.
Gross Profit. Gross profit increased by $18.3 million to $167.6 million between the comparable six month periods of 2007 and 2006. As a percentage of revenues, gross profit increased to 31.9% in the first six months of 2007 from 24.3% in the same period last year. The increase in gross profit margin was primarily due to improved productivity and pricing in our Middle East segment and our Latin America segment, partially offset by overall lower utilization of major construction vessels.
Loss on Asset Impairments. During the second quarter of 2006, a $4.5 million impairment loss was recorded for the retirement of the Navajo, Pipeliner 5, and a dive support vessel.
Reduction in Litigation Provision. During the six months ended June 30, 2006, a $13.7 million reduction in a litigation provision was recorded that related to a settlement agreement between Global Industries, LTD. and Groupe GTM, (currently named Vinci), and there was no such reduction in the six months ended June 30, 2007.
Net Gain on Asset Disposal. Net gain on asset disposal was $1.3 million in the six months ended June 30, 2007 that related to disposition of a DSV in the Asia Pacific segment. The gain of $0.5 million in the first half of 2006 was associated with disposition of a vessel in the Gulf of Mexico Offshore Construction segment.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $7.0 million to $38.0 million between the comparable six month periods of 2007 and 2006 primarily due to increases in expenses related to stock-based compensation, administrative labor, and professional fees.

Other Expense/Income. Other income increased $10.3 million between the comparable six month periods of 2007 and 2006 to $11.4 million resulting from higher balances of cash, cash equivalents, and marketable securities.
Income Taxes. Our effective tax rate for the six months ending June 30, 2007 was 30%, compared to 35% for the six months ending June 30, 2006. The decrease in our effective tax rate was primarily due to improved earnings in foreign jurisdictions with low statutory tax rates or deemed profits (i.e. percent of revenue) regimes.
Results of Operations – Segment Information
The following sections discuss the results of operations for each of our reportable segments during the six month periods ended June 30, 2007 and 2006.
Gulf of Mexico Offshore Construction Division
Revenues in our Gulf of Mexico OCD segment declined $48.8 million to $48.0 million between the comparable six month periods of 2007 and 2006. Lower revenues in the Gulf of Mexico were caused by the lower utilization of major construction vessels, dry-docking of the Pioneer, the transfer of the Sea Constructor to West Africa, and the retirement of the Pipeliner 5. Utilization declined between comparable periods as demand for services related to post hurricane repair work decreased, which drove demand in the prior year’s period to extremely high levels. Pricing softened and activity declined sharply due to the decrease in demand. Four major construction vessels achieved 50% utilization in the first six months of 2007, compared to five major construction vessels achieving 77% utilization in the same period last year. Income before taxes declined by $15.1 million from the same period a year ago to $6.6 million for the first six months of 2007. A decline in activity negatively impacted revenues and costs recoveries.
Gulf of Mexico Diving
Revenues increased moderately between comparable periods. Activity during the six months ended June 30, 2006 consisted of critical post hurricane repair work, compared to core diving activity that occurred during the six months ended June 30, 2007. Income before taxes increased by $7.1 million to $27.1 million for the first half of 2007 primarily due to the higher revenues generated from the utilization of the REM Commander, and improved pricing on related projects, as well as the elimination of high operating costs associated with the disposition of certain vessels.
Latin America
Revenues declined by $71.6 million, or 35%, to $134.9 million between the comparable six month periods of 2007 and 2006, due principally to slower activity, that occurred mostly during the second quarter of 2007, as demand weakened. The majority of the activity during the current year period consisted of the final stages of work on a large construction project, as opposed to multiple significant projects that occurred during the same period last year. In addition, revenues during the current year period increased by the favorable resolution on claims and change orders. Income before taxes improved 129% or by $35.3 million over the six months of 2006 to $62.7 million for the six months of 2007. Results for 2007 benefited from increased productivity on a large construction project that positively impacted the project’s cost recovery.

West Africa
Revenues increased by 22% or $19.9 million to $109.3 million in the six months ended June 30, 2007 primarily due to better utilization of the major construction vessels between comparable periods. We experienced higher utilization on two significant projects during the current year period compared to lower utilization during the prior year period. Three major construction vessels achieved 60% utilization in the first six months of 2007, compared to two major construction vessels achieving 55% utilization in the same period last year. Income before taxes declined by $28.5 million from the first six months of 2006 to a loss of $10.7 million in the first six months of 2007 primarily due to a decline in project profitability and additional project costs. Projects were abruptly suspended during the second quarter of 2007 when we experienced short-term security issues in the area. A prudent decision was made by management of the Company to demobilize our vessels from projects in that area, which in turn, resulted in lost project profitability of approximately $14.0 million and additional project costs of approximately $7.6 million. In addition, delayed commencement of projects, which primarily occurred during the first quarter of 2007, resulted in unrecovered idle vessel costs.
Middle East
Revenues increased $36.4 million to $168.9 million in the six months ended June 30, 2007 primarily due to an increase in activity between comparable periods as a result of strong demand. Three large construction projects were in progress during the current year period, compared to one large project in the prior year period. Activity in the Middle East benefited from the transfer of a major construction vessel from Asia Pacific. Income before taxes increased 107% to $43.8 million between comparable periods. Project level profit margins increased between comparable periods primarily due to an increase in awarded bid margins and improved productivity. Additionally, financial results for the prior year included a $3.3 million asset impairment loss associated with the retirement of the Navajo.
Asia Pacific
Revenues declined by 54% to $23.2 million in the six months ended June 30, 2007 primarily due to a decline in activity between comparable periods. The activity level in both comparable six month periods was low due to the assignment of vessels to projects in other regions. Activity in the first six months of 2007 was primarily comprised of smaller projects and day-rate work performed by one major construction vessel. During the first six months of 2006, activity principally consisted of one large multi-year project. Income before taxes increased by $4.8 million to $7.9 million for the six months ended June 30, 2007. Gross Profit improved between comparable periods due to increased project profitability; additionally, results for the current year period include a $1.3 million gain for sale of dive support vessel.

Industry and Business Outlook
We expect that demand for our offshore construction services in international regions will be strong for the remainder of 2007, especially in the Middle East and Latin America. We are optimistic about the offshore construction opportunities in Latin America and have recently been awarded approximately $185.0 million in projects for that area.
We expect that demand for our offshore construction and diving services in the U.S. Gulf of Mexico over the remainder of 2007 will remain relatively strong by historical standards but not at the peak levels experienced in 2006, which primarily resulted from damage caused by hurricanes. We believe the upward trend of activity in this region will continue for the remainder of 2007.
As of June 30, 2007, our backlog amounted to approximately $546.0 million ($47.1 million for the U.S. Gulf of Mexico and $498.9 million for international regions). Approximately 54% of this backlog is scheduled to be performed in 2007. The amount of our backlog in the U.S. Gulf of Mexico is not a reliable indicator of the level of demand for our services in this region due to the prevalence of short-term contractual arrangements in this region. We are optimistic with our backlog as the bidding activity is high.
We believe that demand for our offshore construction services will remain strong over the next few years. Energy prices remain at reasonably high levels, which are conducive to strong activity in the offshore energy industry, and worldwide trends in energy consumption indicate growing demand for oil and natural gas. Additionally, we believe that current levels of offshore oil and gas exploration activity will create significant demand for our services over the next several years, irrespective of cyclical changes in commodity prices.
Liquidity and Capital Resources
Overview
Cash generated from operations provided the major source of funds for the growth of the business, including working capital, capital expenditures, and modernization of the fleet during the last twelve months. We expect the cash requirements for ongoing operations will remain at a high level by historical standards but below the peak levels we experienced in 2006. Our backlog at June 30, 2007 was $546.0 million. Approximately 54% of this backlog is scheduled to be performed in 2007. Capital expenditures for the remainder of 2007 are currently expected to be between $90.0 million and $100.0 million, including expenditures for the recently announced Global 1200; but, could be higher as we approve spending for expanding and/or modernizing our fleet.
Cash Flow
Our cash and cash equivalents increased by $113.0 million to $465.2 million at June 30, 2007. Our operating activities generated $186.7 million of cash during the six months ended June 30, 2007 and generated $48.0 million of cash during the six months ended June 30, 2006. This improvement in operating cash flows was primarily due to cash provided by operating income and decreased working capital. The change in net operating assets and liabilities decreased $64.3 million during the six months ended June 30, 2007, compared to a $79.9 million increase in net operating assets and liabilities for the six months ending June 30, 2006.
Investing activities resulted in an $87.8 million net use of cash, which primarily represents $75.8 million in short-term investments in marketable securities and capital expenditures of $15.5 million. At June 30, 2007, we had firm commitments of approximately $36.7 million, excluding the recently announced Global 1200, for the estimated cost to complete capital expenditure projects in progress. This amount includes an aggregate commitment of 10.3 million Euros (or $13.9 million as of June 30, 2007). These capital expenditures are related to the purchase of and/or upgrades to vessels, diving systems, and other offshore construction equipment.

Long-Term Debt
Long-Term debt outstanding at June 30, 2007 (including current maturities) includes $71.3 million of Title XI bonds which carry an interest rate of 7.71% per annum and semi-annual principal payments of $2.0 million payable each February and August until maturity in 2025. At June 30, 2007, we were in compliance with the covenants associated with our Title XI bonds.
At June 30, 2007, there was no outstanding cash borrowed against our revolving credit facility, with available borrowings of $19.4 million, and $110.6 million of outstanding letters of credit.
Other Indebtedness and Obligations
We also have a $16.0 million short-term credit facility at one of our foreign locations which is secured by a letter of credit issued under our primary credit facility. At June 30, 2007, we had $0.4 million in cash overdrafts reflected in accounts payable, $8.4 million of letters of credit outstanding, and $7.2 million of credit availability under this particular credit facility. Additionally, in the normal course of business, we provide guarantees and performance, bid, and payment bonds pursuant to agreements or in connection with bidding to obtain such agreements to perform construction services. At June 30 2007, the aggregate amount of guarantees (including letters of credit) was $111.1 million, which are due to expire between July 2007 and September 2009. The aggregate amount of the bonds, in particular surety bonds, was $73.5 million as of June 30, 2007. These bonds are due to expire between July 2007 and September 2008.
Liquidity Outlook
During the next twelve months, we expect that our balances of cash, cash equivalents, and marketable securities, plus $243.5 million net proceeds raised in July 2007 from the convertible debt offering, supplemented by cash generated from operations and amounts available under our Credit Agreement, will be sufficient to fund our operations, scheduled debt retirement, and currently planned capital expenditures. We recently announced an upgrade to our fleet with the construction of a new generation derrick/pipelay vessel, the designated Global 1200 for an estimated cost of $240.0 million. In addition, we will continue to evaluate the divesture of assets that are no longer critical to our operations to reduce our operating costs and maintain our strong financial position.
Over the next few years, we expect cash from operations, supplemented by proceeds from long-term debt and/or equity issuances, to provide sufficient funds to finance our operations, maintain our fleet, and expand our business as opportunities arise. As we have done historically, we regularly evaluate the merits of opportunities that arise for the acquisition of equipment or businesses and may require additional liquidity if we decide to pursue such opportunities. For flexibility, we maintain a shelf registration statement that, as of May 4, 2007, permits the issuance of $365.8 million of debt and equity securities.
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
Critical Accounting Policies and Estimates
On January 1, 2007, we adopted FIN 48, as discussed in Notes 2 and 9 to the Condensed Consolidated Financial Statements. This interpretation requires the recognition of tax positions that are considered “more-likely-than-not” to be taken in a tax return to be included in the Company’s financial statements. There have been no other changes in the Company’s critical accounting policies since December 31, 2006. For a discussion of critical accounting policies and estimates, please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2006, which discussion is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Due to the international nature of our business operations and the variable interest rate provisions of our revolving credit facility, we are exposed to certain risks associated with changes in foreign currency exchange rates and interest rates.
We have not made any significant new foreign currency contractual commitments nor entered into any new derivative positions during the three months and six months ended June 30, 2007.
As of June 30, 2007, our contractual obligations under two long-term vessel charters will require the use of approximately 435.8 million Norwegian Kroners (or $73.9 million as of June 30, 2007) over the next four years. The forward exchange agreements which hedge this commitment will enable us to fulfill this Norwegian Kroner commitment at an average exchange rate of 6.30 Kroners per U.S. Dollar.
As of June 30, 2007, we were committed to the purchase of certain equipment which will require the use of 20.6 million Euros (or $27.9 million as of June 30, 2007) over the next fifteen months. A 1% increase in the value of the Euro will increase the dollar value of these commitments by approximately $0.3 million.
As of June 30, 2007, we were committed to the purchase of 20.6 million Euros over the next fifteen months pursuant to forward exchange contracts at an average exchange rate of $1.33 per Euro. A 1% decrease in the value of the Euro will create a derivative loss in our reported earnings of approximately $0.3 million.
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
In June 2007, the Company announced that it was conducting an internal investigation of its West Africa operations, focusing on the legality, under the U.S. Foreign Corrupt Practices Act (FCPA) and local laws, of one of its subsidiary’s reimbursement of certain expenses incurred by a customs agent in connection with shipments of materials and the temporary importation of vessels into West African waters. The Company further announced that the Audit Committee of the Company’s Board of Directors had engaged the law firm of Mayer, Brown, Rowe & Maw LLP, an international law firm with significant experience in investigating and advising on FCPA matters, to lead the investigation.
The Audit Committee began its internal investigation after management brought to the attention of the committee concerns about certain actions by a customs agent in connection with shipments of materials, obtaining temporary importation permits for its vessels into Nigeria, and the settlement of the FCPA proceedings involving certain Vetco Gray entities. In addition, the Company’s management and the Audit Committee are aware of the recent press releases by three other companies disclosing that they are conducting internal investigations into the FCPA implications of certain actions by a customs agent in connection with the temporary importation of their vessels into Nigeria. The Company’s management considered it prudent to review the Company’s operations since it uses customs agents and the Company’s vessels that have operated in Nigeria do so under temporary importation permits.
The Company has voluntarily contacted the U.S. Securities and Exchange Commission and the U.S. Department of Justice to advise them that an independent investigation is under way and that it intends to cooperate fully with both agencies. The internal investigation is in an early stage, and no conclusion can be drawn at this time as to whether either agency will open an investigation to separately investigate this matter, or, if an investigation is opened, what potential remedies these agencies may seek. The Company cannot determine at this time the ultimate effect of implementing any necessary corrective measures for its operations in Nigeria.
The Company has concluded that it is premature for it to determine whether it needs to make any financial reserve for any potential liabilities that may result from these activities given the status of the internal investigation. Management and the Audit Committee will work with independent counsel and appropriate personnel within the Company to implement promptly such measures as are considered appropriate.
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
Item 1A. Risk Factors.
     In addition to the other information set forth in this Quarterly Report, you should consider carefully the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 4. Submission of Matters to a Vote of Security Holders.
Our 2007 Annual Meeting of Shareholders was held on May 16, 2007. At the meeting, each of the persons listed below was elected to our Board of Directors for a term ending at the 2008 Annual Meeting of Shareholders. The number of votes cast with respect to the election of each person is set forth opposite such person’s name. The persons listed below constitute the entire Board of Directors.

	Number of Votes Cast
			Broker
Name of Director	For	Withhold	Non-Vote
B. K. Chin	94,802,650	6,934,682	0
John A. Clerico	94,817,216	6,920,116	0
Lawrence Dickerson	94,819,054	6,918,278	0
Edward P. Djerejian	90,214,833	11,522,499	0
Larry E. Farmer	94,815,024	6,922,308	0
Edgar G. Hotard	92,207,730	9,529,602	0
Richard A. Pattarozzi	94,766,162	6,971,170	0
James L. Payne	94,814,624	6,922,708	0
Michael J. Pollock	93,850,255	7,887,077	0
Cindy B. Taylor	94,494,924	7,242,408	0
In addition, shareholders ratified the appointment of our independent auditors. Votes cast with respect to the ratification of the appointment of Deloitte & Touche, LLP as independent auditors for 2007 were as follows (Broker non-votes are not counted and so had no effect on the approval):

Votes for	100,601,836
Votes against	1,043,469
Votes abstain	92,024
Broker non-vote	0

Total	101,737,329

Item 6. Exhibits.

*	4.1 -	Indenture of Global Industries, Ltd. and Wells Fargo Bank, National Association, as Trustee, dated July 27, 2007.

*	4.2 -	Registration Rights Agreement, by and between Global Industries, Ltd., as Issuer, and Lehman Brothers Inc., as Representative of the Several Initial Purchasers, dated as of July 27, 2007.

*	10.1 -	Purchase Agreement, between Global Industries, Ltd. and Lehman Brothers Inc., Calyon Securities (USA) Inc., Fortis Securities LLC and Natexis Bleichroeder Inc., dated July 23, 2007.

*	10.2 -	Amendment No. 2 to Third Amended and Restated Credit Agreement, dated July 27, 2007, by and among Global Industries, Ltd., Global Offshore Mexico, S. de R.L. de C.V., and Global Industries International L.L.C. in its capacity as general partner of Global Industries International, L.P., the Lenders party to the Credit Agreement, and Calyon New York Branch, as administrative agent for the Lenders.

*	15.1 -	Letter regarding unaudited interim financial information.

*	31.1 -	Section 302 Certification of CEO, B. K. Chin

*	31.2 -	Section 302 Certification of CFO, Peter S. Atkinson

*	32.1 -	Section 906 Certification of CEO, B. K. Chin

*	32.2 -	Section 906 Certification of CFO, Peter S. Atkinson

*	Included with this filing

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

GLOBAL INDUSTRIES, LTD.

By:	/s/ PETER S. ATKINSON

Peter S. Atkinson President and Chief Financial Officer (Principal Financial and Accounting Officer)
August 2, 2007

EXHIBIT INDEX

Exhibits.

*	4.1 -	Indenture of Global Industries, Ltd. and Wells Fargo Bank, National Association, as Trustee, dated July 27, 2007.

*	4.2 -	Registration Rights Agreement, by and between Global Industries, Ltd., as Issuer, and Lehman Brothers Inc., as Representative of the Several Initial Purchasers, dated as of July 27, 2007.

*	10.1 -	Purchase Agreement, between Global Industries, Ltd. and Lehman Brothers Inc., Calyon Securities (USA) Inc., Fortis Securities LLC and Natexis Bleichroeder Inc., dated July 23, 2007.

*	10.2 -	Amendment No. 2 to Third Amended and Restated Credit Agreement, dated July 27, 2007, by and among Global Industries, Ltd., Global Offshore Mexico, S. de R.L. de C.V., and Global Industries International L.L.C. in its capacity as general partner of Global Industries International, L.P., the Lenders party to the Credit Agreement, and Calyon New York Branch, as administrative agent for the Lenders.

*	15.1 -	Letter regarding unaudited interim financial information.

*	31.1 -	Section 302 Certification of CEO, B. K. Chin

*	31.2 -	Section 302 Certification of CFO, Peter S. Atkinson

*	32.1 -	Section 906 Certification of CEO, B. K. Chin

*	32.2 -	Section 906 Certification of CFO, Peter S. Atkinson

*	Included with this filing