Form 10-Q
period 2007-09-30
GLOBAL INDUSTRIES LTD
filed 2007-11-09
CIK 895663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
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
Large accelerated filer  ☒                    Accelerated filer  ☐                    Non-accelerated filer  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐                    NO  ☒
APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares of the Registrant’s Common Stock outstanding as of November 5, 2007, was 114,972,953.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Global Industries, Ltd.
We have reviewed the accompanying Condensed Consolidated Balance Sheet of Global Industries, Ltd. and subsidiaries (the “Company”) as of September 30, 2007, and the related Condensed Consolidated Statements of Operations and Cash Flows for the three-month and nine-month periods ended September 30, 2007. These interim financial statements are the responsibility of the Company’s management.
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
DELOITTE & TOUCHE LLP
November 7, 2007
Houston, Texas

GLOBAL INDUSTRIES, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30	December 31
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$674,625	$352,178
Restricted cash	1,111	1,073
Marketable securities	100,805	—
Accounts receivable — net of allowance of $3,620 for 2007 and $17,203 for 2006	192,849	197,258
Unbilled work on uncompleted contracts	60,965	90,980
Contract costs incurred not yet recognized	8,589	22,721
Deferred income taxes	2,795	2,781
Prepaid expenses and other	16,713	16,147

Total current assets	1,058,452	683,138

Property and Equipment, net	343,460	316,876

Other Assets
Accounts receivable — long-term	6,669	7,731
Deferred charges, net	36,172	19,862
Deferred income taxes	223	2,711
Goodwill, net	37,388	37,388
Other	8,423	3,291

Total other assets	88,875	70,983

Total	$1,490,787	$1,070,997

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$3,960	$3,960
Accounts payable	117,054	127,009
Employee-related liabilities	28,421	25,643
Income taxes payable	27,734	38,092
Accrued interest payable	2,257	2,134
Advance billings on uncompleted contracts	30,650	4,557
Other accrued liabilities	20,334	21,617

Total current liabilities	230,410	223,012

Long-Term Debt	390,340	69,300
Deferred Income Taxes	43,820	51,714
Other Liabilities	10,401	1,406

Commitments and Contingencies	—	—

Shareholders’ Equity
Common stock, $0.01 par value, authorized 150,000 shares and issued 117,854 and 116,252 shares in 2007 and 2006, respectively	1,178	1,162
Additional paid-in capital	411,793	379,297
Retained earnings	482,305	353,834
Treasury stock at cost, 2,888 in 2007 and 25 in 2006	(76,858)	(644)
Accumulated other comprehensive loss	(2,602)	(8,084)

Total shareholders’ equity	815,816	725,565

Total	$1,490,787	$1,070,997

See Notes to Condensed Consolidated Financial Statements.

GLOBAL INDUSTRIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Revenues	$203,536	$316,865	$729,485	$930,763
Cost of operations	146,714	212,027	505,056	676,658

Gross profit	56,822	104,838	224,429	254,105
Loss on asset impairments	—	—	—	4,485
Reduction in litigation provision	—	—	—	(13,699)
Net loss (gain) on asset disposal	(9)	(2,618)	(1,317)	(3,125)
Selling, general and administrative expenses	20,749	17,570	58,777	48,566

Operating income	36,082	89,886	166,969	217,878

Other expense (income)
Interest expense	3,718	3,372	8,491	7,868
Other (income), net	(10,777)	(2,920)	(22,193)	(4,013)

Income before taxes	43,141	89,434	180,671	214,023
Income taxes	11,666	25,765	53,611	69,207

Net income	$31,475	$63,669	$127,060	$144,816

Earnings Per Common Share
Basic	$0.27	$0.55	$1.09	$1.25
Diluted	$0.27	$0.54	$1.08	$1.24

Weighted Average Common Shares Outstanding
Basic	115,715	115,988	116,503	115,418
Diluted	117,292	117,673	118,108	117,167
See Notes to Condensed Consolidated Financial Statements.

GLOBAL INDUSTRIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30
	2007	2006
Cash Flows From Operating Activities
Net Income	$127,060	$144,816
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,100	38,802
Stock-based compensation expense	13,081	9,724
Provision for doubtful accounts	(2,668)	22,359
Gain on sale or disposal of property and equipment	(1,317)	(3,125)
Derivative gain	(612)	—
Loss on asset impairments	—	4,485
Reduction in litigation provision	—	(13,699)
Deferred income taxes	(6,253)	17,875
Latin America tax penalties, fees, and adjustments	—	1,684
Excess tax benefits from stock-based compensation.	(3,499)	(1,417)
Other	—	(66)
Changes in operating assets and liabilities Receivables, unbilled work, and contract costs	52,286	(125,052)
Prepaid expenses and other	3,337	12,555
Accounts payable, employee-related liabilities and other accrued liabilities	15,720	13,972
Deferred dry-dock costs incurred	(18,371)	(12,239)
Litigation settlement payment	—	(22,050)

Net cash provided by operating activities.	210,864	88,624

Cash Flows From Investing Activities
Proceeds from sale of assets	3,665	3,587
Additions to property and equipment	(48,568)	(35,757)
Purchase of short-term investments	(100,805)	—
Decrease in (additions to) restricted cash	(38)	441

Net cash (used in) investing activities	(145,746)	(31,729)

Cash Flows From Financing Activities
Additions to deferred charges	(6,928)	(683)
Proceeds from long-term debt	325,000	—
Repayment of long-term debt	(3,960)	(3,960)
Proceeds from sale of common stock, net	15,932	8,112
Repurchase of common stock	(76,214)	(432)
Excess tax benefits from stock-based compensation	3,499	1,417

Net cash provided by financing activities.	257,329	4,454

Cash and cash equivalents
Increase	322,447	61,349
Beginning of period	352,178	127,138

End of period	$674,625	$188,487

Supplemental Disclosures
Interest Paid	$5,676	$12,396
Income Taxes Paid	$61,149	$42,433
See Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
1.	Basis of Presentation — The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Global Industries, Ltd. and its subsidiaries (the “Company,” “we,” “us,” or “our”).
In the opinion of management of the Company, all adjustments (such adjustments consisting only of a normal and recurring nature) necessary for a fair presentation of the operating results for the interim periods presented have been included in the unaudited Condensed Consolidated Financial Statements. Operating results for the periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These financial statements should be read in conjunction with our audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.
2.	Accounting Change — Recognizing Uncertain Income Tax Positions — In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken, or expected to be taken, on a tax return. The Company adopted the provisions of FIN 48 on January 1, 2007, which requires a cumulative effect of accounting change to the opening balance of retained earnings upon adoption. Accordingly, the Company recognized a $1.4 million cumulative adjustment for such tax positions as an increase to the opening balance of retained earnings on January 1, 2007, as reflected in the accompanying financial position for the period ended September 30, 2007. Please see Note 12 for additional information regarding the adoption of FIN 48.
3.	Marketable Securities — The Company has invested in auction rate securities which are debt and preferred stock instruments having longer-dated legal maturities (in most cases, many years), but with interest rates that are generally reset every 28-49 days under an auction system. Because the Company regularly liquidates its investments in these securities for reasons including, among others, changes in the availability of and the yield on alternative investments, the Company has classified these securities as available-for-sale. The coupon interest rate for these securities ranged from 3.90% to 4.75%, on a tax exempt basis, for the quarter ended September 30, 2007. Short-term marketable securities are carried at cost, which approximates fair value. Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and re-evaluates such determination at each balance sheet date. Investments classified as available-for-sale are carried at an estimated fair value with any unrealized gain or loss recorded in accumulated other comprehensive income. There was no unrealized gain or loss associated with the auction rate securities that were outstanding at September 30, 2007.
4.	Receivables — Receivables are presented in the following balance sheet accounts: (1) accounts receivable, (2) accounts receivable — long-term, (3) unbilled work on uncompleted contracts, and (4) contract costs incurred not yet recognized. Accounts receivable at September 30, 2007 included $0.1 million which was not immediately collectible due to contractually specified retainage requirements. This amount is expected to be collected within the next twelve months. Accounts receivable at December 31, 2006 included $4.4 million which was related to retainage.
The balance of accounts receivable — long-term at September 30, 2007 and December 31, 2006 represents amounts related to retainage which were not expected to be collected within the next twelve months.
The balance of unbilled work on uncompleted contracts includes (a) amounts receivable from customers for work that has not yet been billed pursuant to contractually specified milestone billing requirements and (b) revenue accruals.
The claims and unapproved change orders included in our receivables amounted to $36.2 million at September 30, 2007 and $21.4 million at December 31, 2006.

Costs and Estimated Earnings on Uncompleted Contracts

	September 30	December 31
	2007	2006
	(In thousands)
Costs incurred on uncompleted contracts	$773,140	$663,381
Estimated earnings	294,149	197,693

Costs and estimated earnings on uncompleted contracts	1,067,289	861,074
Less: Billings to date	(1,050,434)	(796,353)

	16,855	64,721
Plus: Accrued revenue	16,112	21,702
Less: Advance billings on uncompleted contracts	(2,652)	—

	$30,315	$86,423

Included in accompanying balance sheets under the following captions:
Unbilled work on uncompleted contracts	$60,965	$90,980
Advance billings on uncompleted contracts	(30,650)	(4,557)

	$30,315	$86,423

5.	Property and Equipment — Property and equipment are stated at cost less accumulated depreciation. Expenditures for property and equipment and items that substantially increase the useful lives of existing assets are capitalized at cost and depreciated. Routine expenditures for repairs and maintenance are expensed as incurred. Except for major construction vessels that are depreciated on the units-of-production (UOP) method over estimated vessel operating days, depreciation is provided utilizing the straight-line method over the estimated useful lives of the assets. The UOP method is based on vessel utilization days and more closely correlates depreciation expense to vessel revenue. In addition, the UOP method provides for a minimum depreciation floor in periods with nominal vessel use. In general, if we applied only a straight-line depreciation method, less depreciation expense would be recorded in periods of high utilization and revenues, and more depreciation expense would be recorded in periods of low vessel utilization and revenues. Property and equipment at September 30, 2007 and December 31, 2006 is presented net of $306.5 million and $286.0 million of accumulated depreciation, respectively.
6.	Long-Term Debt — The components of long-term debt are as follows:

	September 30	December 31
	2007	2006
	(In thousands)
United States Government Guaranteed Ship Financing Bond (Title XI bonds) carry 7.71% interest rate and mature in February 2025	$69,300	$73,260
Revolving Credit Facility with a syndicate of commercial banks, interest payable at variable rates	—	—
Senior Convertible Debentures carry 2.75% interest	325,000	—
rate and mature August 2027

Total long-term debt	394,300	73,260
Less: current maturities	3,960	3,960

Long-term debt less current maturities	$390,340	$69,300

Effective July 27, 2007, the Company issued $325.0 million of 2.75% Senior Convertible Debentures in a private placement due August 1, 2027, with interest payable semiannually. The debentures are our unsecured obligations ranking equally with our other unsecured senior indebtedness. The full amount of debentures were accounted for as a liability and the related debt issuance costs of approximately $6.7 million were deferred and will be amortized over the next seven years, which is the earliest call date under the indenture for the debentures.
The debentures are convertible into cash, and if applicable, into shares of the Company’s common stock, or under certain circumstances and at our election, solely into the Company’s common stock, based on a conversion rate of 28.1821 shares per $1,000 principal amount of debentures, which represents an initial conversion price of $35.48 per share. The debentures are subject to redemption for cash by us any time on or after August 1, 2014 at a price equal to 100% of the principal amount of the debentures being redeemed plus accrued and unpaid interest. The holders of the debentures may require us to repurchase their debentures for cash on August 1, 2017 and August 1, 2022 at a price equal to 100% of the principal amount of the debentures being redeemed plus accrued or unpaid interest, or upon the occurrence of certain types of fundamental changes.
The Company used $75.0 million of proceeds from the issuance of the debentures to repurchase 2.8 million shares of the Company’s common stock. The net proceeds received from the issuance of the debentures after the repurchase of Company common stock were $243.3 million.
Concurrent with the issuance of the convertible debentures, the Company amended certain negative covenants in its Revolving Credit Facility to allow for the issuance of the debentures and to allow the use of $75.0 million of net proceeds from the debentures to repurchase shares of the Company’s common stock. On October 18, 2007, the Revolving Credit Facility was further amended to increase the overall borrowing capacity, reduce the interest rate premiums (“spreads”) to be paid on our borrowings, reduce the scope of certain negative covenants and extend the term of the facility. The borrowing capacity was extended from $130.0 million to $150.0 million with an increase in the optional provision for expansion from $150.0 million to $250.0 million. The amended Revolving Credit Facility permits borrowings based on a floating spread over prime rate ranging from 0.00% to 0.75% or London Interbank Offered Rate (“LIBOR”) ranging from 0.75% to 1.75% based upon certain of our financial ratios and matures on October 18, 2012. The bank fees associated with these amendments were approximately $0.4 million.
7.	Commitments and Contingencies
Contingencies — Pursuant to a tax audit of a Nigerian subsidiary of the Company for the years of 1998 through 2003, tax authorities in Nigeria have issued a payroll tax assessment against the Company in the amount of $24.4 million. The assessment alleges that certain persons were working on projects in Nigeria and were subject to payroll taxes which were not paid. However, due to the specific persons listed in the assessment and the periods of time which they are alleged to have worked in Nigeria, we believe that this claim is substantially without merit. We recorded a reserve of $0.1 million for this assessment in the second quarter of 2006. This reserve reflects management’s best estimate for our Nigerian payroll tax liability associated with this assessment. In October 2006, we received a formal demand for payment from the Nigerian tax authorities. The Company appealed the assessment in court. In the third quarter of 2007, the Nigerian court held in the Company’s favor.
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

In September 2007, the Company announced that it was conducting an internal investigation of its West Africa operations, focusing on the legality, under the U.S. Foreign Corrupt Practices Act (FCPA) and local laws, of one of its subsidiary’s reimbursement of certain expenses incurred by a customs agent in connection with shipments of materials and the temporary importation of vessels into West African waters. The Company further announced that the Audit Committee of the Company’s Board of Directors had engaged the law firm of Mayer, Brown, Rowe & Maw LLP, an international law firm with significant experience in investigating and advising on FCPA matters, to lead the investigation.
The Company has voluntarily contacted the U.S. Securities and Exchange Commission (“SEC”) and the U.S. Department of Justice to advise them that an independent investigation is under way and that it intends to cooperate fully with both agencies. The internal investigation is in an early stage, and no conclusion can be drawn at this time as to whether either agency will open an investigation to separately investigate this matter, or, if an investigation is opened, what potential remedies these agencies may seek. The Company cannot determine at this time the ultimate effect of implementing any necessary corrective measures for its operations in Nigeria.
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
Commitments — In the normal course of our business, we provide guarantees and bonds for performance, bids, and payments pursuant to agreements to perform construction services, or in connection with bidding to obtain such agreements. At September 30, 2007, the aggregate amount of guarantees (including letters of credit) was $94.6 million, which are due to expire by October 2009. The aggregate amount of the bonds, in particular surety bonds, was $71.3 million as of September 30, 2007. These bonds are due to expire by December 2008.
We estimate that the cost to complete capital expenditure projects in progress at September 30, 2007, including construction of the recently announced Global 1200 heavy-lift vessel, will be approximately $258.7 million.
8.	Derivative Financial Instruments — Due to the international nature of our business operations and the variable interest rate provisions of our Revolving Credit Facility, we are exposed to certain risks associated with changes in foreign currency exchange rates and, if applicable, interest rate fluctuation on outstanding borrowings. From time to time, we enter into derivative agreements (hedging instruments) to hedge our exposure to specific foreign currency (hedged items). We do not use derivative financial instruments for trading purposes.
We did not enter into any new derivative positions during the three and nine months ended September 30, 2007. As discussed in Note 13 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006, we record in earnings the changes in fair market value and cash settlements with respect to our Euro forward exchange agreements as they were previously determined to be ineffective hedges, and we account for our Norwegian Kroner forward exchange agreements as cash flow hedges, as defined by Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities.
The Norwegian Kroner hedges were effective for the three and nine months ended September 30, 2007 and 2006. As of September 30, 2007, the Company had $6.4 million in unrealized gains, net of tax, in accumulated other comprehensive income related to forward exchange hedges. Included in this total is approximately $2.5 million of net unrealized gains which are expected to be realized in earnings during the twelve months following September 30, 2007.

9.	Comprehensive Income
Other Comprehensive Income — Comprehensive income included changes in the fair value of certain derivative financial instruments which qualify for hedge accounting treatment. The differences between net income and comprehensive income for each of the comparable periods presented are as follows.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
	(In thousands)
Net Income	$31,475	$63,669	$127,060	$144,816
Unrealized net gain (loss) on derivative instruments	4,958	(4,849)	8,435	(1,984)
Less: deferred taxes	(1,735)	1,638	(2,953)	641

Comprehensive Income	$34,698	$60,458	$132,542	$143,473

Accumulated Other Comprehensive Income (Loss) - A roll-forward of the amounts included in accumulated other comprehensive income (loss), net of taxes, is shown below.

			Accumulated
	Accumulated	Foreign	Other
	Translation	Exchange	Comprehensive
	Adjustment	Agreements	Income/(Loss)
	(In thousands)
Balance at December 31, 2006	$(8,978)	$894	$(8,084)
Change in value	—	5,550	5,550
Reclassifications to earnings	—	(68)	(68)

Balance at September 30, 2007	$(8,978)	$6,376	$(2,602)

The amount of accumulated translation adjustment included in accumulated other comprehensive income (loss) relates to subsidiaries whose functional currency was not the U.S. dollar. The amount of gain on forward exchange agreements included in accumulated other comprehensive income (loss) is associated with forward exchange agreements which hedge the Company’s foreign currency commitments under long-term vessel charters. This gain (or potential loss) will be reclassified to results of operations as the associated hedged items are settled and will offset any variability in foreign exchange rates which occurs subsequent to the initiation of the hedges.

10.	Earnings Per Share — The following table presents the reconciliation between basic shares and diluted shares.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
	(In thousands, except per share data)
Net Income	$31,475	$63,669	$127,060	$144,816

Common shares dilution
Weighted-average shares outstanding — basic	115,715	115,988	116,503	115,418
Effect of dilutive securities
Stock options	1,166	1,261	1,194	1,325
Performance shares and units	411	424	411	424

Weighted-average shares outstanding — diluted	117,292	117,673	118,108	117,167

Earnings per share
Basic	$0.27	$0.55	$1.09	$1.25
Diluted	$0.27	$0.54	$1.08	$1.24
The net settlement premium obligation on the senior convertible debentures was not included in the dilutive earnings per share calculation for the three and nine months ended September 30, 2007 because the conversion price of the debentures was in excess of the Company’s share price.
Anti-dilutive shares represent options where the strike price was in excess of the average market price of our common stock for the period reported and are excluded from the computation of diluted earnings per share. Excluded anti-dilutive shares totaled 0.1 million and 0.3 million for the quarters ended September 30, 2007 and 2006, respectively, and 0.7 million and 0.4 million for the nine months ended September 30, 2007 and 2006, respectively.
11.	Restructuring Costs — On May 9, 2007, a decision was made to relocate the Asia Pacific regional headquarters from Bangkok to Singapore to better align the Company’s strategies with its target markets. The expected completion date for this relocation is December 31, 2007. The total estimated cost to be incurred for this plan is approximately $1.9 million. The estimate includes $1.2 million of SG&A expenses for closing the Bangkok headquarters, of which $0.5 million is attributable to severance and benefits, as well as various expenses for setting up the Singapore headquarters. The total estimated cost also includes $0.7 million for capital improvements for the Singapore headquarters. The total cost incurred at September 30, 2007, was $1.1 million, of which $0.5 million was recorded in cost of operations and $0.6 million was spent on capital improvements.
12.	Income Taxes — As a result of implementing FIN 48 on January 1, 2007, the Company recognized a $1.4 million reduction of taxes due to foreign tax benefits which was accounted for as an increase to the January 1, 2007 balance of retained earnings. Also on January 1, 2007, the Company had:
•	unrecognized tax benefits of $11.7 million, all of which would impact the Company’s effective tax rate, if recognized;

•	$5.7 million of accrued income tax for uncertain tax positions; and

•	$4.6 million of interest expense and penalties related to income taxes. The Company recognized interest accrued for income taxes, as interest expense and penalties are reflected in “Other income, net.”

During the next twelve months it is reasonably possible that the FIN 48 reserve could decrease by $3.6 million if certain foreign filing requirements are resolved. There was no material change to the FIN 48 reserve for the three and nine months ended September 30, 2007.
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
13.	Stock-Based Compensation — Pursuant to SFAS 123R, Share-Based Payment, companies must recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards.
The table below sets forth the total amount of stock-based compensation expense for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
	(In thousands)
Stock-Based Compensation Expense Stock Options	$1,015	$2,039	$3,432	$4,215
Time-Based Restricted Stock	2,037	1,636	7,205	3,190
Performance Shares and Units.	854	1,042	2,444	2,319

Total Stock-Based Compensation Expense	$3,906	$4,717	$13,081	$9,724

14.	Segment Information — Effective July 1, 2007, the Company’s chief operating decision maker reorganized the underlying operations and economics of the operating segments. As a result, the reportable segments were aligned to better reflect the Company’s internal management reporting structure and to facilitate the Company’s growth strategy and renewed focus on diving and underwater services. Also effective with this reorganization, the Company renamed its Diving Services to Subsea Services to more accurately depict the Company’s expanding business beyond diving services to include diver-less intervention, SURF (subsea equipment, umbilical, riser and flow-line), and IRM (inspection, repairs and maintenance) services. The six reportable segments prior to this reorganization included: Gulf of Mexico Offshore Construction Division (OCD), Gulf of Mexico Diving, Latin America, West Africa, Middle East (including the Mediterranean and India), and Asia Pacific. The six revised reportable segments subsequent to the reorganization include: Gulf of Mexico OCD, Gulf of Mexico Subsea, Latin America, West Africa, Middle East (including the Mediterranean) and Asia Pacific/India. This reorganization is reflected as a retrospective change to the financial information presented in the nine month period ended September 30, 2007 and in the three and nine month period ended September 30, 2006 and consist of the following:
•	a geographical shift of India operations from the Middle East to the Asia Pacific;

•	transfer of a portion of subsea services from the Middle East to West Africa; and

•	corporate interest income and expense no longer being allocated to the reportable segments.
The above organizational changes did not have an impact on equity, consolidated net income or consolidated cash flows. The following table presents information about the profit (loss) for each of the Company’s revised reportable segments and includes an allocation of all corporate expenses to the reportable segments, with the exception of interest expense:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
	(In thousands)
Total segment revenues
Gulf of Mexico OCD	$32,037	$51,868	$80,075	$148,756
Gulf of Mexico Subsea	45,620	46,416	117,724	116,927
Latin America	39,404	163,009	174,269	369,477
West Africa	44,626	46,348	153,876	135,691
Middle East	41,530	630	84,955	1,516
Asia Pacific/India	8,977	19,374	156,934	193,569

Subtotal	212,194	327,645	767,833	965,936

Intersegment eliminations
Gulf of Mexico OCD	—	(2,311)	(7,726)	(9,335)
Gulf of Mexico Subsea	(8,225)	(8,469)	(13,511)	(24,620)
Latin America	—	—	—	(1,218)
Middle East	(401)	—	(16,966)	—
Asia Pacific/India	(32)	—	(145)	—

Subtotal	(8,658)	(10,780)	(38,348)	(35,173)

Consolidated revenues	203,536	316,865	729,485	930,763

Income (loss) before taxes
Gulf of Mexico OCD	4,888	15,490	10,115	37,631
Gulf of Mexico Subsea	21,974	25,978	48,395	46,088
Latin America	10,282	49,762	75,101	77,734
West Africa	2,924	5,620	(4,857)	25,126
Middle East	2,489	(486)	15,027	(3,961)
Asia Pacific/India	(6,145)	(8,378)	25,192	19,232
Corporate (litigation provision)	—	—	—	13,699
Corporate net interest income (expense)	6,729	1,448	11,698	(1,526)

Consolidated income before taxes	$43,141	$89,434	$180,671	$214,023

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about the Company. These statements may include projections and estimates concerning the timing and success of specific projects and our future backlog, revenues, income, and capital spending. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “believe,” “expect,” “anticipate,” “plan,” “goal,” or other words that convey the uncertainty of future events or outcomes.
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
Our forward-looking statements speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities laws, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory, and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:
•	the level of capital expenditures in the oil and gas industry;

•	risks inherent in doing business abroad;

•	operating hazards related to working offshore;

•	dependence on significant customers;

•	ability to attract and retain skilled workers;

•	general industry conditions;

•	environmental matters;

•	changes in laws and regulations;

•	the effects of resolving claims and variation orders;

•	availability of capital resources;

•	delays or cancellation of projects included in backlog;

•	fluctuations in the prices or demand for oil and gas;

•	the level of offshore drilling activity;

•	foreign exchange and currency fluctuations; and

•	acquisitions or divestitures.
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

Results of Operations
General
We are an offshore construction company offering a comprehensive and integrated range of marine construction and support services in the U.S. Gulf of Mexico, Latin America, West Africa, the Middle East (including the Mediterranean), and Asia Pacific/India regions. These services include pipeline construction, platform installation and removal, subsea construction, project management, and diving services.
Our results of operations, in terms of revenues, gross profit, and gross profit as a percentage of revenues (“margins”), are principally driven by three factors: (1) our level of offshore construction activity (“activity”), (2) pricing, which can be affected by contract mix (“pricing”), and (3) operating efficiency on any particular construction project (“productivity”).
Our business consists of two principal activities:
•	Offshore Construction Services, which include pipeline construction and platform installation and removal services; and

•	Subsea Services, which include diving, diver-less intervention and marine support services.
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

Subsea Services
Most of our subsea revenues are the result of short-term work, involve numerous smaller contracts, and are usually based on a day-rate charge. Financial risks associated with these types of contracts are normally limited due to their short-term and non-lump sum nature. However, some subsea contracts, especially those that utilize dive support vessels (DSVs), may involve longer-term commitments that extend from the exploration, design and installation phases of a field throughout its useful life by providing IRM services. The financial risks which are associated with these commitments remain low in comparison with our offshore construction activities due to the day-rate structure of the contracts. Revenues and margins from our subsea activities tend to be more consistent than from our offshore construction activities.

Quarter Ended September 30, 2007 Compared to Quarter Ended September 30, 2006

	2007		2006
		% of		% of	% Change
	(Thousands)	Revenue	(Thousands)	Revenue	(Unfavorable)
Revenues	$203,536	100.0%	$316,865	100.0%	(35.8)%
Cost of operations	146,714	72.1	212,027	66.9	30.8

Gross profit	56,822	27.9	104,838	33.1	(45.8)
Net (gain) on asset disposal	(9)	—	(2,618)	(0.8)	(99.7)
Selling, general and administrative expenses	20,749	10.2	17,570	5.5	(18.1)

Operating income	36,082	17.7	89,886	28.4	(59.9)

Other expense:
Interest expense	3,718	1.8	3,372	1.1	(10.3)
Other (income), net	(10,777)	(5.3)	(2,920)	(0.9)	269.1

Income before taxes	43,141	21.2	89,434	28.2	(51.8)
Income taxes	11,666	5.7	25,765	8.1	54.7

Net income	$31,475	15.5%	$63,669	20.1%	(50.6)%

Revenues - Revenues decreased by 35.8% to $203.5 million for the third quarter of 2007, compared to the third quarter of 2006, primarily due to a decrease in construction activity in Latin America and the Gulf of Mexico. Worldwide utilization of our major construction vessels decreased to 37% in the third quarter of 2007, compared to 59% in the same quarter last year. For a detailed discussion of revenues and income before taxes for each geographical area, see “Segment Information” below.
Gross Profit - Gross profit decreased by $48.0 million to $56.8 million in the third quarter of 2007, compared to the third quarter of 2006, primarily due to decreased construction activity in Latin America and Gulf of Mexico that was partially offset by higher construction activity in Middle East. As a percentage of revenues, gross profit decreased to 27.9% in the third quarter of 2007 from 33.1% in the third quarter of 2006. This decrease reflects lower margins from our West Africa and Gulf of Mexico segments.
Net (Gain) on Asset Disposal - During the third quarter of 2006, a $2.6 gain was recorded for the sale of several vessels in Gulf of Mexico. A lower gain was realized during the third quarter of 2007.
Selling, General and Administrative Expenses - Selling, general and administrative expenses increased by $3.2 million to $20.7 million for the third quarter of 2007, compared to the third quarter of 2006. This increase was primarily due to approximately $1.6 million of legal fees incurred as a result of our June 28, 2007 announced internal investigation of our West Africa operations related to the U.S. Foreign Corrupt Practices Act. Additional administrative expenses were also incurred for the establishment of offices in Brazil and the Middle East to support new projects in those regions.
Other (Income), net - Other net income increased by $7.9 million to $10.8 million for the third quarter of 2007 compared to the third quarter of 2006. This increase was primarily attributable to a $6.5 million increase in short-term interest income resulting from higher balances of cash, cash equivalents and marketable securities, and a $1.4 million gain from settlement of a claim for interrupted operations as a result of a 2006 oil spill in the Gulf of Mexico by a refinery adjacent to our property in Louisiana.
Income Taxes - Our effective tax rate for the third quarter of 2007 was 27% as compared to 29% for the third quarter of 2006. The decrease in our effective tax rate was due to improved earnings in foreign jurisdictions with low statutory tax rates or deemed profits (i.e. percent of revenue) regimes, and a one-time tax benefit (provision to return reconciliation).
Segment Information - The following sections discuss the results of operations for each of our reportable segments during the quarters ended September 30, 2007 and 2006.

Gulf of Mexico Offshore Construction Division
Revenues decreased by 38.2% to $32.0 million between comparable quarters primarily due to lower pricing and activity. The pricing pressures experienced in the third quarter of 2007 were caused by a decline in demand and an increase in competition. Additionally, the activity level was higher in 2006 because of an increase in demand for hurricane repair work. Income before taxes decreased between comparable quarters by $10.6 million to $4.9 million primarily due to lower profit margins in 2007 driven by several factors including reduced pricing and non-recovered vessel costs caused by lower vessel utilization.
Gulf of Mexico Subsea
Revenues remained fairly consistent between comparable quarters. Income before taxes decreased between comparable quarters by $4.0 million to $22.0 million. As opposed to 2007, income in 2006 included a $2.5 million gain from the sale of several vessels. The decline in income before taxes also includes higher allocated selling, general and administrative expenses from corporate.
Latin America
Revenues decreased 75.8% to $39.4 million between comparable quarters as a result lower activity. Revenues in the third quarter of 2007 were primarily generated from one major construction project, compared to three large multi-year construction projects in 2006. Income before taxes decreased between comparable quarters by $39.5 million to $10.3 million due to lower revenues and non-recovered vessel costs caused by a decrease in vessel utilization.
West Africa
Revenues remained fairly consistent between comparable quarters. Income before taxes decreased between comparable quarters by $2.7 to $2.9 million. The decline in income before taxes was primarily attributable to idle vessel costs and higher allocated selling, general, and administrative expenses from corporate. Typically, we experience idle vessel costs in the area during this seasonally slower quarter.
Middle East
Revenues increased by $40.9 million to $41.5 million between comparable quarters. Higher revenues were primarily attributable to increased construction activity in the region. Three major projects were in progress during the third quarter of 2007, compared to several smaller projects in progress during 2006. Income before taxes increased between comparable quarters by $3.0 million to $2.5 million due to higher revenues, however, income was reduced by incremental mobilization and stand-by costs incurred from delays experienced on the commencement of a major construction project.
Asia Pacific/India
Revenues decreased by 53.7% to $9.0 million between comparable quarters. Lower revenues were primarily attributable to the timing of revenue recognition on a multi-year project. Gross profit and income (loss) before taxes, although negatively impacted by lower revenues, was improved during the current year quarter primarily due to increased productivity and lower indirect expenses.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

	2007		2006
		% of		% of	% Change
	(Thousands)	Revenue	(Thousands)	Revenue	(Unfavorable)
Revenues	$729,485	100.0%	$930,763	100.0%	(21.6)%
Cost of operations	505,056	69.2	676,658	72.7	25.4

Gross profit	224,429	30.8	254,105	27.3	(11.7)
Loss on asset impairments	—	—	4,485	0.5	100.0
Reduction in litigation	—	—	(13,699)	(1.5)	(100.0)
Net (gain) on asset disposal	(1,317)	(0.2)	(3,125)	(0.3)	(57.9)
Selling, general and administrative Expenses	58,777	8.1	48,566	5.2	(21.0)

Operating income	166,969	22.9	217,878	23.4	(23.4)

Other expense:
Interest expense	8,491	1.2	7,868	0.8	(7.9)
Other (income), net	(22,193)	(3.0)	(4,013)	(0.4)	453.0

Income before taxes	180,671	24.7	214,023	23.0	(15.6)
Income taxes	53,611	7.3	69,207	7.4	22.5

Net income	$127,060	17.4%	$144,816	15.6%	(12.3)%

Revenues - Revenues decreased by 21.6% to $729.5 million between the comparable nine month periods of 2007 and 2006, primarily due to a decline in the level of construction activity in Latin America and Gulf of Mexico and partially offset by an increase in the level of activity in the Middle East. Worldwide utilization of our major construction vessels decreased to 49% in 2007, compared to 64% for the same period last year. For a detailed discussion of revenues and income before taxes for each geographical area, see “Segment Information” below.
Gross Profit - Gross profit decreased by $29.7 million to $224.4 million between the comparable nine month periods of 2007 and 2006 primarily due to lower construction activity in Latin America. As a percentage of revenues, gross profit increased to 30.8% in the first nine months of 2007 from 27.3% in the same period last year. The increase in gross profit margin was primarily due to improved productivity and pricing from the Middle East segment and was partially reduced by an overall decline in the utilization of major construction vessels.
Loss on Asset Impairments - During the nine months ended September 30, 2006, a $4.5 million impairment loss was recorded for the retirement of the Navajo, Pipeliner 5, and a dive support vessel. No such impairment was realized during the nine months ended September 30, 2007.
Reduction in Litigation Provision - During the nine months ended September 30, 2006, a $13.7 million reduction in a litigation provision was recorded that related to a settlement agreement between us and Groupe GTM, (currently named Vinci). There was no such reduction in the nine months ended September 30, 2007.
Net (Gain) on Asset Disposal - Net gain on asset disposal was $1.3 million in the nine months ended September 30, 2007, and related to disposition of a DSV in the Asia Pacific segment. The gain of $3.1 million in the first nine months of 2006 was associated with disposition of several vessels from the Gulf of Mexico segment.
Selling, General and Administrative Expenses - Selling, general and administrative expenses increased by $10.2 million to $58.8 million between the comparable nine month periods of 2007 and 2006 primarily due to higher legal fees, administrative expenses, and stock-based compensation that includes incremental expenses associated with the retirement of the Company’s founder. Legal fees were incurred from our internal investigation of our West Africa operations related to the U.S. Foreign Corrupt Practices Act. Additional administrative expenses were also incurred for establishing new offices to support projects in those regions.
Other (Income) net - Other net income increased by $18.2 million to $22.2 million between the comparable nine month periods of 2007 and 2006 primarily due to an increase in short-term interest income resulting from higher balances of cash, cash equivalents and marketable securities. Additionally, in September 2007 an approximate gain of $1.4 million was recorded from a settlement of a claim for interrupted operations as a result of a 2006 oil spill in the Gulf of Mexico by a refinery adjacent to our property in Louisiana.
Income Taxes - Our effective tax rate for the nine months ending September 30, 2007, was 30%, compared to 32% for the nine months ending September 30, 2006. The decrease in our effective tax rate was due to improved earnings in foreign jurisdictions with low statutory tax rates or deemed profits (i.e. percent of revenue) regimes and a one-time tax benefit (provision to return reconciliation).
Segment Information - The following sections discuss the results of operations for each of our reportable segments during the nine month periods ended September 30, 2007 and 2006.
Gulf of Mexico Offshore Construction Division
Revenues decreased by 49.2% to $80.1 million between comparable periods. Lower revenues in the Gulf of Mexico were primarily caused by reduced activity and pricing. Demand in the area softened from the extremely high levels of demand that were experienced during 2006 for repair work caused by hurricane damages. This resulted in lower utilization of our major construction vessels and the subsequent transfer of certain vessels to other international regions. Utilization also declined by the retirement of the Pipeliner 5. Income before taxes decreased between comparable periods by $27.5 million to $10.1 million. This decrease was primarily attributable to lower revenues.
Gulf of Mexico Subsea
Revenues remained fairly consistent between comparable periods primarily. Activity during the first nine months of 2007 consisted of core diving activities, while activity during the first nine months of 2006 consisted primarily of critical post hurricane repair work. Income before taxes increased by 5.0% to $48.4 million between comparable periods. In 2006, we experienced higher operating costs, especially costs related to the retention of skilled workers, increased use of contract personnel and increased equipment rental fees. Most of these costs increased due to the high level of demand for offshore construction and oil and gas services.
Latin America
Revenues decreased by 52.8% to $174.3 million between comparable periods. This decline was primarily attributable to slower activity that occurred mostly during the second and third quarter of 2007. Construction activity slowed down in 2007 during the completion of three large multi-year projects that were fully active in 2006. Gross profit margins remained fairly consistent between comparable periods. Although revenues declined during the nine months in 2007 as compared to 2006, gross profit margins improved, most notably during the first quarter of 2007, as a result of increased productivity and a favorable resolution of claims and change orders that occurred during the completion stages of one of these large multi-year projects. Income before taxes remained fairly consistent between comparable periods.
West Africa
Revenues increased by 13.4%, or $18.2 million, to $153.9 million between comparable periods. Higher revenues were primarily attributable to increased activity between comparable periods. We experienced higher vessel utilization on two significant projects during 2007, compared to the prior year period. Income before taxes decreased between comparable periods by $30.0 million to a loss of $4.9 million. This decrease was primarily attributable a decline in project profitability and additional project costs. Projects were abruptly suspended during the second quarter of 2007 when we experienced security issues in Nigeria that resulted in lost project profitability, as well as demobilization and stand-by costs.
Middle East
Revenues increased $83.4 million to $85.0 million between comparable periods. Higher revenues were primarily attributable to increased activity between comparable periods due to demand. Three major construction projects were in progress during the current year period, compared to one large project in the prior year period. Income before taxes increased between comparable periods by $19.0 million to $15.0 million. Project profit margins increased between comparable periods primarily due to an increase in awarded bid margins and improved productivity. Additionally, financial results for the prior year included a $3.3 million asset impairment loss associated with the retirement of the Navajo.

Asia Pacific/India
Revenues decreased by 18.9% to $156.9 million between comparable periods primarily due to lower activity. The level of activity in both comparable nine month periods was low due to the assignment of vessels to projects in other regions. Activity in 2007 primarily consisted of smaller projects and day-rate work. Gross profit improved between comparable periods due to increased project profitability. Income before taxes increased by $6.0 million to $25.2 million in the current year period because of improved gross profit and a $1.3 million gain on the sale of a dive support vessel.

Industry and Business Outlook
We believe that demand for our offshore construction services will remain strong over the next few years. Energy prices remain at high levels, which are conducive to strong activity in the offshore energy industry, and worldwide trends in energy consumption indicate growing demand for oil and natural gas. Additionally, we believe that current levels of offshore oil and gas exploration activity will create significant demand for our services over the next several years, irrespective of cyclical changes in commodity prices.
Although we have been experiencing pricing pressures and reduced activity in our domestic markets, we are optimistic about the opportunities in the Gulf of Mexico for 2008. Our outlook for demand for our offshore construction services continues to be positive for our international regions, especially in the Middle East. We expect to see improved activity in Latin America during 2008, but not at the high level that was experienced during 2006.
As of September 30, 2007, our backlog amounted to approximately $695.0 million ($31.9 million for the U.S. Gulf of Mexico and $663.1 million for international regions). Approximately 32.3% of this backlog is scheduled to be performed in 2007. The amount of our backlog in the U.S. Gulf of Mexico is not a reliable indicator of the level of demand for our services in this region due to the prevalence of short-term contractual arrangements in this region. We are encouraged with our backlog as the bidding activity is high.
Liquidity and Capital Resources
Overview
Cash generated from operations and proceeds received from issuing $325.0 million of 2.75% Senior Convertible Debentures provided the major source of funds during the last nine months. The generated cash and offering proceeds sufficiently funded equity repurchases and the continual growth of the business, including capital expenditures, expansion and modernization of the fleet. Capital expenditures for the remainder of 2007 are expected to be between $50.0 million and $60.0 million, including expenditures for construction of the recently announced Global 1200 heavy-lift vessel, but could exceed this estimate as we approve spending for further expanding and/or modernizing our fleet.
Cash Flow
Our cash and cash equivalents (excluding $100.8 million of short-term marketable securities) increased by $322.4 million to $674.6 million at September 30, 2007. Our operating activities generated $210.9 million of cash during the nine months ended September 30, 2007 compared to $88.6 million generated during the nine months ended September 30, 2006. This improvement in operating cash flows was primarily due to a decrease in working capital requirements.
Investing activities resulted in a $145.7 million net use of cash, which primarily represents $100.8 million of short-term investments and capital expenditures of $48.6 million. At September 30, 2007, we had firm commitments of approximately $258.7 million, for an estimated cost to complete capital expenditure projects in progress. These commitments include the recently announced construction of a new generation heavy-lift vessel that is estimated to cost $240.0 million and is expected to be operational in 2010. This amount includes an aggregate commitment of 10.0 million Euros (or $14.3 million as of September 30, 2007). These capital expenditures are related to the purchase of and/or upgrades to vessels, diving systems, and other offshore construction equipment.
Net cash provided by financing activities increased to $257.3 million, which primarily represents $325.0 million gross proceeds received from the issuance of 2.75% Senior Convertible Debt in July 2007. Approximately $75.0 million of these proceeds were simultaneously used to purchase 2.8 million shares of the Company’s common stock.
Long-Term Debt
Long-Term debt outstanding at September 30, 2007 (including current maturities) includes $325.0 million of 2.75% Senior Convertible Debentures which carry an interest rate of 2.75% per annum with semi-annual interest payments and $69.3 million of Title XI bonds which carry an interest rate of 7.71% per annum and semi-annual principal payments of $2.0 million payable each February and August until maturity in 2025.
At September 30, 2007, there was no outstanding cash borrowed against our Revolving Credit Facility. During October 2007, the Revolving Credit Facility was amended to include, among other amendments, additional borrowing capacity. On October 19, 2007, we had available borrowings on the Revolving Credit Facility of $56.0 million.

Other Indebtedness and Obligations
The Company also has a $16.0 million short-term credit facility at one of its foreign locations which is secured by a letter of credit issued under our primary credit facility. At September 30, 2007, we had $0.6 million in cash overdrafts reflected in accounts payable, $6.5 million of letters of credit outstanding, and $8.9 million of credit availability under this particular credit facility. Additionally, in the normal course of business, we provide guarantees and performance, bid, and payment bonds pursuant to agreements or in connection with bidding to obtain such agreements to perform construction services. At September 30 2007, the aggregate amount of guarantees (including letters of credit) was $94.6 million, which are due to expire by October 2009. The aggregate amount of the bonds, in particular surety bonds, was $71.3 million as of September 30, 2007. These bonds are due to expire by December 2008.
Liquidity Outlook
During the next twelve months, we expect that our balances of cash, cash equivalents, and marketable securities supplemented by cash generated from operations and amounts available under our Revolving Credit Facility, will be sufficient to fund our operations (including increases in working capital required to fund any increases in activity levels), scheduled debt retirement, and currently planned capital expenditures. We recently announced an upgrade to our fleet with the construction of a new generation derrick/pipelay vessel, the designated Global 1200, for an estimated cost of $240.0 million. In addition, we will continue to evaluate the divesture of assets that are no longer critical to our operations to reduce our operating costs and maintain our strong financial position.
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
Critical Accounting Policies and Estimates
On January 1, 2007, we adopted FIN 48, as discussed in Notes 2 and 12 to the Condensed Consolidated Financial Statements. This interpretation requires the recognition of tax positions that are considered “more-likely-than-not” to be taken in a tax return to be included in the Company’s financial statements. There have been no other changes in the Company’s critical accounting policies since December 31, 2006. For a discussion of critical accounting policies and estimates, please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2006, which discussion is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Due to the international nature of our business operations and the variable interest rate provisions of our Revolving Credit Facility, we are exposed to certain risks associated with changes in foreign currency exchange rates and, if applicable, interest rate fluctuation on outstanding borrowings.
As of September 30, 2007, the Company’s contractual obligations under two long-term vessel charters will require the use of approximately 400.1 million Norwegian Kroners (or $74.2 million as of September 30, 2007) over the next four years. The forward exchange agreements which hedge this commitment will enable us to fulfill this Norwegian Kroner commitment at an average exchange rate of 6.31 Norwegian Kroners per U.S. Dollar.
As of September 30, 2007, we were committed to the purchase of certain equipment which will require the use of 10.0 million Euros (or $14.3 million as of September 30, 2007) over the next twelve months. A 1% increase in the value of the Euro will increase the dollar value of these commitments by approximately $0.1 million. In connection with this purchase, the Company entered into forward exchange contracts for the equivalent value of $10.0 million Euros at an average exchange rate of $1.33 per Euro over the same twelve month period. A 1% decrease in the value of the Euro will create a derivative loss in reported earnings of approximately $0.1 million.
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
Pursuant to a tax audit of a Nigerian subsidiary of the Company for the years of 1998 through 2003, tax authorities in Nigeria have issued a payroll tax assessment against the Company in the amount of $24.4 million. The assessment alleges that certain persons were working on projects in Nigeria and were subject to payroll taxes which were not paid. However, due to the specific persons listed in the assessment and the periods of time which they are alleged to have worked in Nigeria, we believe that this claim is substantially without merit. We recorded a reserve of $0.1 million for this assessment in the second quarter of 2006. This reserve reflects management’s best estimate for our Nigerian payroll tax liability associated with this assessment. In October 2006, we received a formal demand for payment from the Nigerian tax authorities. The Company appealed the assessment in court. In the third quarter of 2007, the Nigerian court held in the Company’s favor.
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
In September 2007, the Company announced that it was conducting an internal investigation of its West Africa operations, focusing on the legality, under the U.S. Foreign Corrupt Practices Act (FCPA) and local laws, of one of its subsidiary’s reimbursement of certain expenses incurred by a customs agent in connection with shipments of materials and the temporary importation of vessels into West African waters. The Company further announced that the Audit Committee of the Company’s Board of Directors had engaged the law firm of Mayer, Brown, Rowe & Maw LLP, an international law firm with significant experience in investigating and advising on FCPA matters, to lead the investigation.
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
The Company has voluntarily contacted the SEC and the U.S. Department of Justice to advise them that an independent investigation is under way and that it intends to cooperate fully with both agencies. The internal investigation is in an early stage, and no conclusion can be drawn at this time as to whether either agency will open an investigation to separately investigate this matter, or, if an investigation is opened, what potential remedies these agencies may seek. The Company cannot determine at this time the ultimate effect of implementing any necessary corrective measures for its operations in Nigeria.
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
Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report, you should consider carefully the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
We previously reported the private offering of $325.0 million aggregate principal amount of our 2.75% Senior Convertible Debentures in our Current Report on Form 8-K filed with the SEC on July 27, 2007.
During the quarter, we issued 74,311 shares of common stock at exercise prices ranging from $4.25 to $19.13 for an aggregate of $0.7 million, pursuant to the exercise of outstanding stock options which are generally exempt under Section 4(2) of the Securities Act of 1933 and issued under plans approved by our stockholders.

Item 6.	Exhibits.

4.1 -
Indenture dated as of July 27, 2007, between the Company and Wells Fargo Bank, National Association. . (incorporated herein by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed on August 8, 2007)

4.2 -
Registration Rights Agreement dated as of July 27, 2007 between the Company and Lehman Brothers Inc., Calyon Securities (USA) Inc., Natexis Bleichroeder Inc. and Fortis Securities LLC. . (incorporated herein by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q filed on August 8, 2007)

10.1 -
Purchase Agreement dated as of July 23, 2007 between Lehman Brothers Inc., Calyon Securities (USA) Inc., Natexis Bleichroeder Inc. and Fortis Securities LLC . (incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 8, 2007)

10.2 -
Amendment No. 2 to the Third Amended and Restated Credit Agreement, dated June 30, as amended by Amendment No. 1 thereto dated as of October 6, 2006, by and among the Company, Global Offshore Mexico, S. de R.L. de C.V., and Global Industries International L.L.C. in its capacity as general partner of Global Industries International, L.P., the lenders party to the Credit Agreement, and Calyon New York Branch, as administrative agent for the lenders. (incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 8, 2007)

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
Peter S. Atkinson
President and Chief Financial Officer (Principal Financial and Accounting Officer)

November 7, 2007

Exhibit Index

Exhibit
Number	Description
4.1 -
Indenture dated as of July 27, 2007, between the Company and Wells Fargo Bank, National Association. . (incorporated herein by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed on August 8, 2007)

4.2 -
Registration Rights Agreement dated as of July 27, 2007 between the Company and Lehman Brothers Inc., Calyon Securities (USA) Inc., Natexis Bleichroeder Inc. and Fortis Securities LLC. . (incorporated herein by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q filed on August 8, 2007)

10.1 -
Purchase Agreement dated as of July 23, 2007 between Lehman Brothers Inc., Calyon Securities (USA) Inc., Natexis Bleichroeder Inc. and Fortis Securities LLC . (incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 8, 2007)

10.2 -
Amendment No. 2 to the Third Amended and Restated Credit Agreement, dated June 30, as amended by Amendment No. 1 thereto dated as of October 6, 2006, by and among the Company, Global Offshore Mexico, S. de R.L. de C.V., and Global Industries International L.L.C. in its capacity as general partner of Global Industries International, L.P., the lenders party to the Credit Agreement, and Calyon New York Branch, as administrative agent for the lenders. (incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 8, 2007)

* 15.1 -	Letter regarding unaudited interim financial information.

* 31.1 -	Section 302 Certification of CEO, B. K. Chin

* 31.2 -	Section 302 Certification of CFO, Peter S. Atkinson

* 32.1 -	Section 906 Certification of CEO, B. K. Chin

* 32.2 -	Section 906 Certification of CFO, Peter S. Atkinson

*	Included with this filing