Form 10-K
period 2007-12-31
GLOBAL INDUSTRIES LTD
filed 2008-02-26
CIK 895663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition period from                      to
Commission File Number 0-21086
Global Industries, Ltd.
(Exact Name of Registrant as Specified in Its Charter)

Louisiana	72-1212563
(State or Other Jurisdiction of	(I.R.S. Employer Identification Number)
Incorporation or Organization)

8000 Global Drive
Carlyss, Louisiana	70665
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (337) 583-5000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock ($0.01 par value)	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

YES	☑	NO	☐	Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES	☐	NO	☑	Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES	☑	NO	☐	Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	☐			Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
(Do not check if a smaller reporting company)

YES	☐	NO	☑	Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 29, 2007 was $2,573,085,482 based on the last reported sales price of the Common Stock on June 29, 2007 on the NASDAQ Stock Market.
The number of shares of the registrant’s Common Stock outstanding as of February 14, 2008, was 115,245,473.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 2008 are incorporated by reference into Part III hereof.

GLOBAL INDUSTRIES, LTD.

FORM 10-K

FORWARD-LOOKING STATEMENTS
We are including the following discussion to generally inform our existing and potential security holders of some risks and uncertainties that can affect our Company and to take advantage of the “safe harbor” protection for forward-looking statements that applicable federal securities law affords.
From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about our Company. These statements may include projections and estimates concerning the timing and success of specific projects and our future backlog, revenues, income, and capital spending. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “believe,” “expect,” “anticipate,” “plan,” “goal,” or other words that convey uncertainty of future events or outcomes.
In addition, various statements in this Annual Report, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. In this Annual Report, forward-looking statements appear in Item 1 - “Business” of Part I, in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the “Notes to Consolidated Financial Statements” in Item 8 of Part II, and elsewhere. These forward-looking statements speak only as of the date of this Annual Report. We disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory, and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:
•	the level of capital expenditures in the oil and gas industry;

•	risks inherent in doing business abroad;

•	operating hazards related to working offshore;

•	dependence on significant customers;

•	ability to attract and retain skilled workers;

•	general industry conditions;

•	environmental matters;

•	changes in laws and regulations;

•	the effects of resolving claims and variation orders;

•	availability of capital resources;

•	delays or cancellation of projects included in backlog;

•	fluctuations in the prices of or demand for oil and gas;

•	the level of offshore drilling activity; and

•	foreign exchange and currency fluctuations.
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

PART I
ITEM 1. BUSINESS
We provide worldwide construction and subsea services including pipeline construction, platform installation and removal, project management, construction support, diving services, diverless intervention, and marine support services to the offshore oil and gas industry primarily in selected international areas and the United States Gulf of Mexico. Unless the context indicates otherwise, all references to “we,” “us,” “our,” or “the Company” refer to Global Industries, Ltd. and its consolidated subsidiaries.
Segments of Business
Our worldwide business is divided into six reportable segments: Gulf of Mexico Offshore Construction Division, Gulf of Mexico Subsea, Latin America, West Africa, Middle East (including the Mediterranean), and Asia Pacific/India. For additional segment information, please refer to the narrative and tabular descriptions of our segments and operating results under “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in Item 7 of Part II of this Annual Report and under Note 14 “Industry, Segment and Geographic Information” in Item 8 of Part II of this Annual Report.
DESCRIPTION OF OPERATIONS
We began as a provider of diving services to the offshore oil and gas industry over thirty years ago and have used selective acquisitions, new construction, and upgrades to expand our operations and assets. On December 31, 2007, our fleet included fourteen major construction vessels (MCVs), three cargo launch barges, and ten dive support vessels (DSVs). Our major construction vessels, which include eleven barges, two ships, and one small waterplane area twin hull (SWATH) vessel, have various combinations of pipelay, pipebury, derrick, dive support and deepwater lowering capabilities. In 2007, we announced a fleet modernization plan to upgrade our fleet of vessels and to expand our fleet with the construction of a multi service vessel (MSV) charter for delivery in mid 2008 and a $240.0 million pipelay/derrick barge currently being constructed with expected completion in 2010.
We are a leading offshore construction company offering a comprehensive and integrated range of marine construction and support services in the U.S. Gulf of Mexico, Latin America, West Africa, the Middle East (including the Mediterranean), and Asia Pacific/India regions. These services include pipeline construction, platform installation and removal, project management, construction support, diving services, diverless intervention, and marine support services.
We are equipped to provide services from shallow water to water depths of up to 10,000 feet. As exploration companies have made considerable commitments and expenditures for production in water depths over 1,000 feet, we have invested in vessels, equipment, technology, and skills to increase our abilities to provide services in this growing deepwater market.
Our business consists of two principal activities:
•	Offshore Construction Services, which include pipeline construction and platform installation and removal services; and

•	Subsea Services, which include diving and diverless intervention, and marine support services.
For financial information regarding our operating segments and the geographic areas in which we operate, please read Note 14 of the “Notes to Consolidated Financial Statements” in Item 8 of Part II of this Annual Report.
Offshore Construction Services
Our offshore construction services include pipelay, derrick, project management, and related services. We are capable of installing steel pipe by either the conventional or the reel method of pipelaying using either manual or automatic welding processes. With the conventional method, 40-foot to 60-foot segments of up to 60-inch diameter pipe are welded together, x-ray tested and corrosion coated on the deck of the pipelay vessel. Each segment of pipe is connected to the prior segment of pipe and then submerged in the water as the vessel is moved forward by its anchor winches or, in some instances, onboard thrusters. This process is repeated until the desired length of pipe has been laid. In good weather conditions and shallow water, our vessels can install approximately 400 feet per hour of small diameter pipe using the conventional pipelay method. As pipe diameter increases, water depth increases, or weather conditions become less favorable, our rate of pipeline installation declines. The conventional method of pipeline construction is still the preferred method for laying pipelines in certain situations, especially in shallow water where pipeline burying is required and can be performed simultaneously with the laying of pipe. We have the ability to install pipelines using the conventional method in the U.S. Gulf of Mexico, Latin America, West Africa, the Middle East, and Asia Pacific/India. Several of our vessels employ dynamic positioning technology, which uses onboard thrusters in conjunction with global positioning system technology to enable a vessel to remain on station or move with precision without the use of anchors.
We are also capable of installing pipelines using the reel method of pipeline construction. Under the reel method, welding and testing are performed onshore, and then the pipe is spooled in one continuous length onto a large reel on a specially designed major construction vessel. Once the vessel is in the proper position offshore, the pipe is unreeled onto the ocean floor as the vessel moves forward. This method of pipeline construction is generally used for pipelines with diameters of 12.0 inches or less and is especially well suited for deep water where pipeline burying is not required and for seasons with inclement weather since offshore installation can be performed quickly between periods of rough weather. The pipeline construction services which we perform by the reel method are primarily performed in the U.S. Gulf of Mexico.
In the Gulf of Mexico, The United States Department of Interior Minerals Management Service (MMS) requires the burial of all offshore oil and gas pipelines greater than 8.75 inches in diameter and located in water depths of 200 feet or less. We believe we have the equipment and expertise necessary to assist our customers with compliance with these MMS regulations. Regulations also require that these pipelines be periodically inspected, repaired, and if necessary, reburied. Inspection requires extensive diving or remotely operated vehicle (ROV) services, and rebury requires either hand-jetting by divers or the use of one of our major construction vessels and a jet sled (a large machine, typically towed behind a major construction vessel, which uses powerful streams of water to bury a pipeline as the vessel moves forward).
All of our major construction vessels are equipped with cranes designed to lift and place equipment into position for installation. Nine of these vessels are capable of lifts of 500 tons or more, making them suitable for very heavy lifts such as offshore platform installations. In addition, the vessels can be used to disassemble and remove platforms and prepare them for salvage or refurbishment. Current MMS regulations require platforms to be removed within twelve months after production ceases and that the site be restored to meet stringent standards. According to the MMS, in January 2008 there were approximately 7,000 platforms on active leases in U.S. waters of the Gulf of Mexico. We expect demand for Gulf of Mexico abandonment services to increase as more platforms are removed due to these MMS regulations.
Subsea Services
Demand for subsea services covers the full life cycle of an offshore oil and gas property, including:
•	supporting exploration;

•	supporting platform and pipeline installation;

•	performing periodic inspections of pipelines and platforms;

•	performing repairs and maintenance to pipelines and platforms;

•	installing SURF (subsea equipment, umbilical riser and flowline);

•	providing ROV services, and ultimately;

•	performing salvage and site clearance services.
To support our subsea operations, we operate a fleet of five DSVs domestically and five DSVs internationally. Two of these dynamic positioning vessels have deepwater lowering capability to 2,000 meters. We have recorded the deepest working dive in the Gulf of Mexico at 1,075 feet. In early 2008, we will also take delivery of two state-of-the-art work class ROVs.

For the Gulf of Mexico, the MMS requires that all offshore structures have extensive and detailed inspections for corrosion, metal thickness, and structural damage every five years. As the age of the offshore infrastructure increases, we anticipate that demand for inspections, repairs, and wet welding technology will increase over the next three to five years.
For subsea projects involving long-duration and deepwater dives to 1,500 feet, we use saturation diving systems that maintain an environment for the divers at the subsea water pressure at which they are working until the job is completed. Saturation diving allows divers to make repeated dives without decompressing, thereby reducing the time necessary to complete the job and reducing the diver’s exposure to the risks associated with frequent decompression. At December 31, 2007, we owned fifteen saturation diving systems. Two of our largest saturation diving systems are capable of maintaining an environment simulating subsea water pressures to 1,500 feet. Our pipelay and derrick operations create captive demand for our saturation diving services, for which divers are highly compensated. This ability to offer our divers saturation diving work helps us to attract and retain qualified and experienced divers.
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
We also operate other offshore support vessels (OSVs) internationally to support our offshore construction services and offer time charters to the offshore service industry.
Business Strategy
In 2008, we will continue to grow focus on our four strategic initiatives including:
•	geographical diversification,

•	broadening our business segments with emphasis on deepwater/SURF, integrated projects, IRM and decommissioning/plug and abandonment (P&A),

•	upgrading our fleet of vessels, and

•	making major investments in both our people and technology.
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
Customers and Contracts
Our customers are primarily oil and gas producers and pipeline companies.  During the year ended December 31, 2007, we provided offshore marine construction services to approximately eighty customers.  Our largest single customer in any one of the last three years, Petroleos Mexicanos (PEMEX), accounted for 23%, 40%, and 36% of consolidated revenues in respective years 2007, 2006, and 2005.  The loss of this customer could have a material adverse effect on our Latin America segment and the Company.

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
Major international competitors include Acergy S.A., Allseas Marine Contractors, S.A., Heerema S.A., J. Ray McDermott, Saipem S.p.a., Subsea 7, and Technip, S.A. Some of these international competitors also bid and compete for projects in the U.S. Gulf of Mexico. In addition, internationally, there are numerous other regionalized competitors with whom we compete directly. Domestic competition for deepwater projects in the U.S. Gulf of Mexico includes Allseas Marine Contractors, S.A., Helix Energy Solutions Group, Inc., Heerema S.A., and J. Ray McDermott S.A. Our competitors for shallow and intermediate water domestic projects include Cal Dive International and many smaller companies including Bisso Marine Company, Chet Morrison Contractors, Inc., and Offshore Specialties Fabricators, Inc. Many shallow and intermediate water companies compete primarily based on price.
Backlog
Our backlog of construction contracts includes signed contracts, letters of intent that are not materially qualified or contingent, and change orders to the extent of the lower of cost or probable recovery. As of December 31, 2007, our backlog amounted to approximately $713.6 million ($697.5 million for international operations and $16.1 million for the U.S. Gulf of Mexico), compared to our backlog at December 31, 2006 of $457.9 million ($432.4 million for international operations and $25.5 million for the U.S. Gulf of Mexico). Our backlog as of December 31, 2007 is scheduled to be performed during 2008. Due to the prevalence of day-rate and short-term contractual arrangements in the U.S. Gulf of Mexico, our backlog and bidding activity statistics do not provide a good indication of the level of demand for our services in this region. We do not consider the backlog amounts in any region to be a reliable indicator of future earnings.

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
Employees
Our work force varies based on our workload at any particular time. During 2007, the number of our employees, not including subcontractors, ranged from 2,420 to 3,009. As of December 31, 2007, we had 3,009 employees. None of our employees are covered by a collective bargaining agreement. We believe that our relationship with our employees is satisfactory.
Seasonality
Each of the geographical areas in which we operate has seasonal patterns that affect our operating patterns. Our operating patterns are primarily related to the offshore weather conditions where our projects are performed. In general, our offshore operations are disrupted when seasonal winds or currents, which may vary by country or location within our operating segments, make the seas too rough for our vessels to work safely and efficiently. Our operating patterns are also affected by the timing of capital expenditures by oil and gas companies. Some of these companies are national oil and gas companies which may be affected by local political factors and cycles.
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
Our operations also are affected by numerous federal, state, and local laws and regulations relating to protection of the environment including, in the United States, the Outer Continental Shelf Lands Act, the Federal Water Pollution Control Act of 1972, and the Oil Pollution Act of 1990. The technical requirements of these laws and regulations are becoming increasingly complex and stringent, and compliance may become increasingly difficult and expensive. However, we believe that compliance with current environmental laws and regulations is not likely to have a material adverse effect on our business or financial statements. Certain environmental laws provide for “strict liability” for remediation of spills and releases of hazardous substances and some provide liability for damages to natural resources or threats to public health and safety. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties, and criminal prosecution. Our compliance with these laws and regulations has entailed certain changes in our operating procedures and approximately $0.1 million in expenditures during 2007. It is possible that changes in the environmental laws and enforcement policies thereunder or claims for damages to persons, property, natural resources, or the environment could result in substantial costs and liabilities to us. Our insurance policies provide liability coverage for sudden and accidental occurrences of pollution and/or clean up and containment of the foregoing in amounts that we believe are comparable to policy limits carried in the marine construction industry.
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
In 2007, we complied with the International Ship and Port Facility Security Code (ISPS) as mandated by the Homeland Security Act of 2002. Under the ISPS, we performed worldwide security assessments, plans, risk analyses, and other requirements on our vessels and port facilities and completed the process of installing automated identification systems on our vessels.
SEC REPORTING
We electronically file certain documents with, or furnish such documents to, the Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, along with any related amendments and supplements thereto. From time to time, we may also file registration and related statements pertaining to equity or debt offerings. You may read and copy any materials we file with the SEC from the SEC’s Public Reference Room located at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information regarding the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet website, www.sec.gov, which contains reports, proxy, information statements, and other information regarding issuers that file or furnish documents electronically with the SEC.
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
Our business is substantially dependent on the level of capital expenditures in the oil and gas industry, and lower capital expenditures will adversely affect our results of operations.
The demand for our services depends on the condition of the oil and gas industry and, in particular, on the capital expenditures of companies engaged in the offshore exploration, development, and production of oil and natural gas. Capital expenditures by these companies are primarily influenced by four factors:
•	the oil and gas industry’s ability to economically justify placing discoveries of oil and gas reserves in production;

•	the oil and gas industry’s need to maintain, repair and replace existing pipelines and structures to extend the life of production;

•	the oil and gas industry’s need to clear structures from the lease once the oil and gas reserves have been depleted; and

•	weather events, such as major tropical storms.
Historically, prices of oil and natural gas and offshore exploration, development and production have fluctuated substantially. A sustained period of substantially reduced capital expenditures by oil and gas companies will result in decreased demand for our services, low margins, and possibly net losses.
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
We cannot predict the nature of foreign governmental regulations applicable to our operations that may be enacted in the future. In many cases, our direct or indirect customer will be a foreign government, which can increase our exposure to these risks. U.S. government-imposed export restrictions or trade sanctions under the Export Administration Act of 2001, the Trading with the Enemy Act of 1917 or similar legislation or regulation also may impede our ability to expand our operations and bid for and accept work in specific countries that we might otherwise have the equipment and technical ability to compete. These factors could have a material adverse effect on our financial condition, results of operation, and cash flows.

We are exposed to the substantial hazards and risks inherent in marine construction, and our insurance coverage is limited.
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
We depend on significant customers.
Some of our segments derive a significant amount of their revenues from a small number of customers. For example, sales to PEMEX represented approximately 23% of our consolidated revenue in 2007 and substantially all of our Latin American revenue in 2007. The inability of these segments to continue to perform services for a number of their large existing customers and particularly the inability of our Latin America segment to continue to perform services for PEMEX, if not offset by contracts with new or other existing customers, could have a material adverse effect on our business and operations.
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
We may be unable to obtain critical project materials or services on a timely basis.
Our operations depend on our ability to procure on a timely basis project materials, such as pipe, or project services, such as tugboats for barges, to complete projects in an efficient manner. Our inability to timely procure these resources could have a material adverse effect on our business.
We may not complete fixed-price or unit-rate contracts within our original estimates of costs, which will adversely affect our results.
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
Additionally, our competitiveness in international markets may be adversely affected by regulations requiring, among other things, the awarding of contracts to local contractors, the employment of local citizens and/or the purchase of supplies from local vendors that favor or require local ownership.
We operate in countries where corrupt behavior exists that could impair our ability to do business in the future or result in significant fines or penalties.
We and our affiliates operate in countries where governmental corruption has been known to exist. While we and our subsidiaries are committed to conducting business in a legal and ethical manner, there is a risk of violating either the U.S. Foreign Corrupt Practices Act (“FCPA”) or laws or legislation promulgated pursuant to the 1997 OECD Convention on Combating Bribery of Foreign Public Officials in International Business Transactions or other applicable anti-corruption regulations that generally prohibit the making of improper payments to foreign officials for the purpose of obtaining or keeping business. Some of the internal control deficiencies identified by our management relate to our operations in West Africa and other foreign jurisdictions. These deficiencies make it more likely that a violation could have occurred. Violation of these laws could result in monetary penalties against us or our subsidiaries and could damage our reputation and, therefore, our ability to do business. For information concerning a current investigation related to FCPA matters in West Africa, see Item 3 – Legal Proceedings.
Our internal controls may not be sufficient to achieve all stated goals and objectives; existing deficiencies may not be adequately remediated.
Our internal controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. The design of any system of internal controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Section 404 of the Sarbanes-Oxley Act requires that management document and test the internal controls over financial reporting and to assert annually in our Annual Report on Form 10-K whether the internal controls over financial reporting at year end are effective. We have not identified any material weaknesses in our internal controls as defined by the Public Company Accounting Oversight Board. During the course of documenting and testing our internal controls to ensure compliance with Section 404, we identified certain internal control issues and significant deficiencies which management believes should be improved and corrected. In addition to creating risks that information required to be reported in our SEC filings is not timely recorded, processed and reported, these deficiencies increase the likelihood of misstatements in our financial statements or violations of law. Management has a remediation plan for these issues and is working to complete its remediation. There can be no assurance, however, that all of the identified issues and significant deficiencies will be resolved. Any failure to remediate the deficiencies noted in connection with our audits or to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure also could adversely affect the results of the periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our “internal control over financial reporting” under Section 404 of the Sarbanes-Oxley Act in the future. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could result in a lower trading price of our stock.

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
Our investments in auction rate securities may be adversely impacted by liquidity risk.
We have invested a portion of our cash in auction rate securities. Our investments in auction rate securities may be adversely impacted by relatively illiquid markets. Our ability to sell these securities may be impaired due to the recent increase in failed auctions. We may not be able to liquidate these securities in the immediate future or may be forced to sell them for less than what we might have otherwise have been able to, or both.
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
As of December 31, 2007, our backlog of construction contracts amounted to approximately $713.6 million. The dollar amount of our backlog does not necessarily indicate future revenues or earnings related to the performance of that work. Although the backlog represents only business that we consider to be firm, cancellations, delays or scope adjustments have occurred in the past and are likely to occur in the future. Due to factors outside our control, such as changes in project scope and schedule, we cannot predict with certainty when or if projects included in our backlog will be performed.
We may experience equipment or mechanical failures, which could increase costs, reduce revenues and result in penalties for failure to meet project completion requirements.
The successful execution of contracts requires a high degree of reliability of our vessels, barges and equipment. The average age of our fleet as of December 31, 2007 was twenty-eight years. Breakdowns not only add to the costs of executing a project, but they can also delay the completion of subsequent contracts, which are scheduled to utilize the same assets. We operate a scheduled maintenance program in order to keep all assets in good working order, but despite this breakdowns can occur.
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
We operate in many countries and are therefore subject to the jurisdiction of numerous tax authorities, as well as cross-border treaties between governments. Our operations in these countries are taxed on different bases, including net income, net income deemed earned, and revenue based withholding. We determine our tax provision based on our interpretation of enacted local tax laws and existing practices, and use assumptions regarding the tax deductibility of items and recognition of revenue. Changes in these assumptions could impact the amount of income taxes that we provide for any given year and could adversely affect our result of operations.
Our debt instruments contain covenants that limit our operating and financial flexibility.
Under the terms of our credit facility, we must maintain minimum levels of net worth and comply with, among other things, a fixed charge coverage ratio and a leverage ratio. Our ability to meet the financial ratios and tests under our credit facility is affected, in part, by events beyond our control, and we may not be able to satisfy those ratios and tests. For a more detailed discussion of our credit facility, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
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
We have incurred losses in past years and may incur additional losses in the future which could adversely affect our operations.
In past years we have incurred losses from operations. We may have operating losses in the future if we cannot obtain sufficient work and complete projects within our cost estimates. Operating losses could have significant adverse effects on our future operations including limiting our ability to adjust to changing market conditions, reducing our ability to withstand competitive pressures and impairing our ability to obtain financing to provide for future working capital needs and capital expenditures.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We operate a fleet of fourteen major construction vessels, three cargo barges, and ten DSVs. Our major construction vessels include eleven barges, two ships, and one SWATH vessel. Twelve of our major construction vessels are designed to perform more than one type of construction project which reduces the risk that these combination vessels will experience extended periods of idleness. A listing of our significant major construction vessels along with a brief description of the capabilities of each is presented on page 20 of this Annual Report. Our significant vessels and equipment are described below. In addition, we are expanding our fleet with two state-of-the-art work class ROVs for delivery in early 2008, a newly built MSV, designated as the “Olympic Challenger” for delivery in mid 2008, and construction of a dynamic positioning (“DP”) combination barge designated as the “Global 1200” with an expected completion date in 2010.
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
The Titan 2 is a 456-foot self-propelled twin-hulled DP derrick ship capable of lifting 880 tons and has over 23,000 square feet of working deck area. We lease the Titan 2 from a third party under a long-term charter agreement which expires in 2013. The Titan 2’s current base of operations is Mexico’s Bay of Campeche.
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
The REM Commander and the REM Fortress are 305-foot dive support vessels which were delivered to the Company during 2006 under long-term charter agreements. These newly built vessels have extensive capabilities, including dynamic positioning, 100-ton crane capacity (140-ton for the REM Fortress) with deepwater lowering capability to 2,000 meters and specialized design features which facilitate diving, ROV inspection, and other offshore construction services. The REM Commander, which is currently stationed in the U.S. Gulf of Mexico, was delivered in June 2006 under a long-term charter with a five-year fixed term and five one-year options. The REM Fortress, which is currently assigned to our Middle East segment, was delivered in October 2006 under a long-term charter agreement with a three-year fixed term and four one-year options.
We own all of the vessels in the operating fleet described above, with the exception of the Titan 2, REM Commander, and REM Fortress. Eleven of the vessels that we own are subject to ship mortgages. In compliance with governmental regulations, our insurance policies, and certain of our financing arrangements, we are required to maintain our vessels in accordance with standards of seaworthiness and safety set by government regulations or classification organizations. We maintain our fleet to the standards for seaworthiness, safety, and health set by the International Maritime Organization or the U.S. Coast Guard, and our vessels are inspected by the American Bureau of Shipping, Bureau Veritas, Lloyd’s Registry, or Det Norske Veritas.

We also own and operate other ancillary offshore construction equipment including portable pipe reels, jetting sleds, and hydraulic and steam pile driving hammers. Our portable pipe reels are relatively small vertical reels which can be used for small diameter pipe on conventional barges or for simultaneously laying two pipelines using the Chickasaw. Our jetting sleds are capable of burying pipelines of up to thirty-six inches in diameter. Pile hammers are used by construction barges to drive the pilings which secure offshore platforms to the bottom of the sea. We also own fifteen saturation diving systems. Our saturation systems range in capacity from four to twelve divers. Two of the saturation systems are capable of supporting dives as deep as 1,500 feet. Each saturation system consists of a diving bell, for transporting the divers to the sea floor, and pressurized living quarters. The systems have surface controls for measuring and mixing the specialized gases that the divers breathe and connecting hatches for entering the diving bell and providing meals and supplies to the divers. At December 31, 2007, we were in the process of constructing one new saturation diving system. This system, which will have the capacity to keep nine to twelve divers in saturation, will be able to support dives as deep as 1,000 feet and will incorporate the latest saturation diving technology, including a hyperbaric evacuation system.
In addition to the fleet of vessels which we operate as described above, we charter other vessels, such as tugboats, cargo barges, utility boats and dive support vessels, and lease other equipment, such as saturation diving systems and ROVs.
We own 603 acres near Carlyss, Louisiana and have constructed a deepwater support facility and pipebase. This location serves as the corporate headquarters and the headquarters of our Gulf of Mexico Offshore Construction operations. The facility is capable of accommodating our deepwater draft vessels.
The following table summarizes our significant facilities as of December 31, 2007:

Approximate
		Square Feet	Owned/Leased
Location	Principal Use	or Acreage	(Lease Expiration)
Carlyss, LA	Shore base/Corporate Headquarters	603 acres	Owned
Port of Iberia, LA	Research and Development Center	3,765 sq. ft.	Leased (Mar. 2010)
Houston, TX	Office	71,071 sq. ft.	Leased (Jul. 2013)
Cd. Del Carmen, Mexico	Office/Workshop	41,042 sq. ft.	Owned
Tema, Ghana	Office/Shore base	56,966 sq. ft.	Leased (May 2011)
Lagos, Nigeria	Office	11,690 sq. ft.	Leased (Dec. 2012)
Sharjah, United Arab Emirates	Office	9,808 sq. ft.	Leased (April 2010)
Mumbai, India	Project Management Office	7,365 sq. ft.	Leased (Dec. 2008)
Bangkok, Thailand	Office	1,119 sq. ft.	Leased (Jan. 2010)
Batam Island, Indonesia	Shore base	45 acres	Leased (Mar. 2028)
Singapore	Office	10,854 sq. ft.	Leased (Aug. 2013)
Al Khobar, Saudi Arabia	Office	4,898 sq. ft.	Leased (Aug. 2008)
Rio de Janeiro, Brazil	Office	6,480 sq. ft.	Leased (Jun. 2010)

Global Industries, Ltd.
Listing of Major Construction Vessels

					Pipelay
				Derrick	Maximum	Maximum
				Maximum	Pipe	Water	Year	Living
			Length	Lift	Diameter	Depth	Acquired	Quarter
Vessel Name	Vessel Type	Capability	(Feet)	(Tons)	(Inches)	(Feet)	/Leased	Capacity
Titan 2(1)	Ship	Derrick	456	880	—	—	2001	326
Hercules	Barge	Pipelay/reel/derrick	444	2,000	60.00	10,000	1995	191
Seminole	Ship	Pipelay/derrick ship	424	800	48.00	1,500	1997	220
Comanche	Barge	Pipelay/derrick	400	1,000	48.00	1,500	1996	223
Shawnee	Barge	Pipelay/derrick	400	860	48.00	1,500	1996	272
Iroquois	Barge	Pipelay	400	250	60.00	1,000	1997	259
DLB 264	Barge	Pipelay/derrick	397	1,000	60.00	1,000	1998	220
DLB 332	Barge	Pipelay/derrick	352	750	60.00	1,000	1998	208
Cheyenne	Barge	Pipelay/bury/derrick	350	800	36.00	1,500	1992	190
Cherokee	Barge	Pipelay/derrick	350	925	36.00	1,500	1990	183
Chickasaw	Barge	Pipelay/reel	275	160	12.75	6,000	1990	70
Sea Constructor	Barge	Pipelay/bury	250	200	24.00	400	1987	104
Pioneer	SWATH(2)	Multi-service	200	50	—	—	1996	57
G/P37	Barge	Pipelay/bury	188	140	16.00	300	1981	58

(1)	The Titan 2 is leased from a third party under a long-term charter agreement which expires in August 2013.

(2)	Small Waterplane Area Twin Hull vessel

ITEM 3. LEGAL PROCEEDINGS
During the fourth quarter of 2007, we received a payroll tax assessment for the years 2005 through 2007 from the Nigerian tax authorities in the amount of $23.2 million. The assessment alleges that certain expatriate employees, working on projects in Nigeria, were subject to personal income taxes, which were not paid to the government. We filed a formal objection to the assessment on November 12, 2007. We do not believe these employees are subject to the personal income tax assessed and believe this matter will ultimately have to be resolved by litigation. However, we do not expect the ultimate resolution to have a material adverse effect on the Company.
On February 21, 2007, we received a $29.7 million tax assessment from Algeria for income tax, business tax and value added tax for the years 2005 and 2004. We are indemnified by our client for the value added tax portion, which is approximately $10.4 million, of the assessment. We accrued income taxes for the Algerian tax liability in conjunction with the project in 2005 and 2004. We engaged an outside tax counsel to assist us in resolving the tax assessment, and they are presently in discussions with the Algerian tax authorities. During the fourth quarter of 2007, we reached a final resolution with the Algerian tax authority for the income and the business tax portions of the assessment for approximately $2.5 million, including penalties. This amount has been fully reserved and will be paid in full during the first quarter of 2008. Based on our outside tax counsel’s discussions with the Algerian tax authorities, we expect the value added tax assessment will be waived.
In June 2007, the Company announced that it was conducting an internal investigation of its West Africa operations, focusing on the legality, under the U.S. Foreign Corrupt Practices Act (FCPA) and local laws, of one of its subsidiary’s reimbursement of certain expenses incurred by a customs agent in connection with shipments of materials and the temporary importation of vessels into West African waters. The Company further announced that the Audit Committee of the Company’s Board of Directors had engaged the law firm of Mayer Brown LLP, an international law firm with significant experience in investigating and advising on FCPA matters, to lead the investigation. The investigation is ongoing.
The Audit Committee began its internal investigation after management brought to the attention of the committee concerns about certain actions by a customs agent in connection with shipments of materials, obtaining temporary importation permits for its vessels into Nigeria, and the settlement of the FCPA proceedings involving certain Vetco Gray entities. In addition, the Company’s management and the Audit Committee were aware of press releases by three other companies disclosing that they are conducting internal investigations into the FCPA implications of certain actions by a customs agent in connection with the temporary importation of their vessels into Nigeria. The Company’s management considered it prudent to review the Company’s operations since it uses customs agents and the Company’s vessels that have operated in Nigeria do so under temporary importation permits.
The Company voluntarily contacted the staff of the Securities and Exchange Commission (SEC) and the U.S. Department of Justice to advise them that an independent investigation is under way and that it intends to cooperate fully with both agencies. The Company received a subpoena from the SEC requesting documents related to the Company’s dealings with the customs agent in question, focusing primarily on transactions in the Company’s West African operations, which indicates that the SEC has opened a formal non-public investigation into the matter. The letter accompanying the SEC subpoena states that the investigation and subpoena do not mean that the SEC or its staff has concluded that any violation of law has occurred, nor does it mean that they have a negative opinion of any person, entity or security. The Company has been cooperating fully with both agencies in connection with the matter and will continue to do so. Special counsel to the Audit Committee for the investigation has and will continue to provide interim updates to the agencies and the Audit Committee as the investigation progresses.
At this stage of the internal investigation the Company is unable to predict what conclusions, if any, the SEC will reach or whether the Department of Justice will open a separate investigation to investigate this matter or what potential remedies these agencies may seek. If the SEC or Department of Justice determines that violations of the FCPA have occurred, they could seek civil and criminal sanctions, including monetary penalties, against us and/or certain of our employees, as well as changes to our business practices and compliance programs, any of which could have a material adverse effect on our business and financial condition. In addition, such actions, whether actual or alleged, could damage our reputation and ability to do business. Further, detecting, investigating, and resolving these matters is expensive and consumes significant time and attention of our senior management.
Based on information obtained to date in our internal investigation, we have not determined if any potential liability that may result is either probable or can be reasonably estimated. As a result, we have not made any accrual in our financial statements at December 31, 2007. Management and the Audit Committee will work with independent counsel and appropriate personnel within the Company to implement promptly such measures as are considered appropriate.
We continue to use alternative procedures adopted after the commencement of the investigation to obtain Nigerian temporary import permits. These procedures are designed to assure FCPA compliance. Although we are still working and pursuing additional work in West Africa, we have declined or terminated available projects and delayed the start of certain projects in Nigeria in order to ensure FCPA compliance and appropriate security for our personnel and assets. The possibility exists that we may have to curtail or cease our operations in Nigeria if appropriate long-tern solutions cannot be identified and implemented. We have worldwide customer relationships and a mobile fleet, and we are prepared to redeploy vessels to other areas as necessary to assure the vessels are utilized to the fullest extent possible.
Notwithstanding that the internal investigation is ongoing, we have concluded that certain changes to our compliance program would provide us with greater assurance that we are in compliance with the FCPA and its record-keeping requirements. We have had a long-time published policy requiring compliance with the FCPA and broadly prohibiting any improper payments by us to foreign or domestic officials as well as training programs for our employees, we have since the commencement of the internal investigation adopted, and may adopt additional, measures intended to enhance our compliance procedures and ability to audit and confirm our compliance. Additional measures also may be required once the investigation concludes.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM (Unnumbered). EXECUTIVE OFFICERS OF THE REGISTRANT
(Provided pursuant to General Instruction G to Form 10-K)
All executive officers named below, in accordance with the By-Laws, are elected annually and hold office until a successor has been duly elected and qualified. Our executive officers as of February 22, 2008, were as follows:

Name	Age	Position
B.K. Chin	57	Chairman of the Board and Chief Executive Officer

Peter S. Atkinson	60	President and Chief Financial Officer

James J. Doré	53	Senior Vice President, Worldwide Diving and Subsea Services; and Vice President , Middle East and Mediterranean

Russell J. Robicheaux	59	Chief Administrative Officer and General Counsel

Byron W. Baker	51	Senior Vice President, North America Region and Worldwide Fleet Operations
Mr. Chin joined our Company in October 2006 as Chief Executive Officer and Director. In May 2007, he was elected Chairman of the Board. Prior to joining our Company, Mr. Chin served in various capacities with Brown & Root from 1974 until 2001, including service as Senior Vice President in charge of worldwide energy services from 1998 to 2001. From June 2001 until September 2006, Mr. Chin managed the U.S. business entities of Air Liquide. Mr. Chin has over twenty-five years of experience managing engineering and marine construction projects in the energy services industry and is an advisory board member of the American Society of Mechanical Engineers and is a member of the Board of Trustees of the Manufacturers Alliance/MAPI, Inc. (MAPI).
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
Mr. James Doré has over twenty-five years of service with our Company. He has held a number of management positions with responsibility for marketing, contracts and estimating, and diving operations. Mr. Doré was named Vice President, Marketing in March 1993, Vice President, Special Services in November 1994 and Vice President, Diving and Special Services in February 1996. In August 2001, he was named Senior Vice President, Diving and Special Services. In November 2002, Mr. Doré was named President of Global Divers and Marine Contractors. In June 2005, Mr. Doré was appointed Senior Vice President, Asia Pacific/India. In October 2006, Mr. Doré was named Senior Vice President, Eastern Hemisphere. In July 2007, he was named Senior Vice President, Worldwide Diving and Subsea Services and Middle East and Mediterranean Region. Mr. Doré previously served as President of the Association of Diving Contractors, an industry trade association.
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

Mr. Baker joined our Company in May 1997 as Operations Manager in our Latin America segment and served in various capacities with our Company through August 2001. In August 2001, Mr. Baker was named Sr. Vice President of Equipment, Operations and Regulatory and in 2003 was named Sr. Vice President, the Americas. In June 2007, he was named Senior Vice President, North America Region and Worldwide Fleet. Prior to joining our Company, Mr. Baker served in various management capacities for J. Ray McDermott, Inc., Offshore Pipelines, Inc. and Brown & Root, Inc. Mr. Baker has more than thirty years of experience in the offshore construction industry including service in the United States, Latin America, the North Sea, West Africa, Asia Pacific/India, and the Middle East.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NASDAQ Global Select Market under the symbol “GLBL.” The following table sets forth, for the periods indicated, the high and low closing sale prices per share of our common stock as reported by the NASDAQ Global Select Market.

	Common Stock Price
	Low	High
Year ended 2006:
First quarter	$12.05	$14.55
Second quarter	14.14	19.81
Third quarter	14.78	18.65
Fourth quarter	12.96	16.94

Year ended 2007:
First quarter	$12.47	$18.29
Second quarter	19.00	26.82
Third quarter	20.46	28.88
Fourth quarter	21.42	27.74
As of February 15, 2008, there were approximately 800 holders of record of our common stock and we believe approximately 37,000 beneficial holders of our common stock.
We have never paid cash dividends on our common stock, and we do not intend to pay cash dividends in the foreseeable future. We currently intend to retain earnings, if any, for the future operation and growth of our business. Our credit facility and other financing arrangements restrict the payment of cash dividends.
During the fourth quarter of 2007 we issued 43,208 shares of common stock at exercise prices ranging from $4.21 to $20.19 for aggregate proceeds of $0.4 million, pursuant to the exercise of outstanding stock options which were generally exempt under Section 4(2) of the Securities Act and issued under plans previously approved by our stockholders. During the first six months of 2007 we issued 1,229,940 shares of common stock at exercise prices ranging from $3.61 to $20.19 for aggregate proceeds of $13.7 million, pursuant to the exercise of outstanding stock options which were generally exempt under Section 4(2) of the Securities Act and issued under plans previously approved by our stockholders.
Neither we nor, to our knowledge, any “affiliated purchaser” (as defined in Rule 10b-18 of the Securities Exchange Act of 1934) purchased any of our equity securities during the fourth quarter of 2007.

ITEM 6. SELECTED FINANCIAL DATA
The selected financial data presented below for each of the past five fiscal periods should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

	Year Ended December 31,
	2007		2006		2005		2004		2003
			(in thousands, except per share and ratio data)
Revenues	$992,513		$1,234,849		$688,615		$463,331		$459,029
Cost of operations	719,768		887,003		571,768		398,875		455,968

Gross profit	272,745		347,846		116,847		64,456		3,061
Loss on asset impairments	141		8,931		—		7,173		—
Provision for Vinci (GTM) litigation	—		(13,699)		—		—		33,500
Net gain on asset disposal	(4,220)		(6,395)		(5,303)		(18,246)		(5,674)
Selling, general and administrative expenses	81,275		71,109		50,916		37,923		37,648

Operating income (loss)	195,549		287,900		71,234		37,606		(62,413)
Interest expense	13,439		10,787		10,192		14,797		11,434
Other (income) expense	(31,792)		(8,874)		(4,972)		1,647		(1,562)

Income (loss) from continuing operations before income taxes	213,902		285,987		66,014		21,162		(72,285)
Income taxes	53,942		86,242		31,256		14,640		(1,159)

Income (loss) from continuing operations, net of income taxes	159,960		199,745		34,758		6,522		(71,126)
Income from discontinued operations, net of income taxes (1)	—		—		—		15,910		2,797

Net income (loss)	$159,960		$199,745		$34,758		$22,432		$(68,329)

Net income (loss) per diluted share
Continuing operations	$1.36		$1.70		$0.30		$0.06		$(0.71)
Discontinued operations	0.00		0.00		0.00		0.14		0.03

Net income (loss)	$1.36		$1.70		$0.30		$0.20		$(0.68)

Ratio of earnings to fixed charges (2)	7.3	x	12.0	x	5.6	x	2.2	x	(3)

Total assets (4)	$1,589,798		$1,070,997		$844,662		$743,240		$620,831
Working capital (4)	$843,017		$460,126		$232,050		$186,647		$37,321
Long-term debt (4)	$394,300		$73,260		$77,220		$81,180		$123,728

(1)	Includes the gain on the sale of our Liftboat Division in 2004 of $16.1 million net of tax.

(2)	For purposes of computing the ratios of earnings to fixed charges: (1) earnings consist of income from continuing operations before income taxes plus fixed charges, excluding capitalized interest, and (2) fixed charges consist of interest expense (including capitalized interest) and the estimated interest component of rent expense (one-third of total rent expense). There were no dividends paid or accrued during the periods presented above.

(3)	Earnings were inadequate to cover fixed charges by $72.3 million for 2003.

(4)	As of the end of the period.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion presents management’s discussion and analysis of our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and the related “Notes to Consolidated Financial Statements” included in Item 8 of Part II of this Annual Report.
Results of Operations
General
In July 2007, we reorganized the underlying operations and economics of the operating segments. As a result, the reportable segments were realigned to better reflect the current reporting structure of our internal management and to facilitate our growth strategy and renewed focus on diving and underwater services. Also effective with this reorganization, we renamed our diving services to subsea services to more accurately depict our expanding business beyond diving services to include diverless intervention, SURF, and IRM services. The six reportable segments prior to this reorganization included: Gulf of Mexico Offshore Construction Division (OCD), Gulf of Mexico Diving, Latin America, West Africa, Middle East (including the Mediterranean and India), and Asia Pacific. The six revised reportable segments subsequent to the reorganization include: Gulf of Mexico OCD, Gulf of Mexico Subsea, Latin America, West Africa, Middle East (including the Mediterranean) and Asia Pacific/India. This reorganization is reflected as a retrospective change to the financial information and the narrative description in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” presented for the years ended December 31, 2007, 2006 and 2005, and consists of the following:
•	a geographical shift of India operations from the Middle East to the Asia Pacific;

•	transfer of a portion of subsea services from the Middle East to West Africa; and

•	corporate interest income and expense no longer being allocated to the reportable segments.
The above organizational changes did not have an impact on equity, consolidated net income or consolidated cash flows.
Our results of operations are affected by the overall level of activity of the offshore construction industry within each worldwide region in which we operate. This overall level of offshore construction activity is principally determined by four factors:  (1) the oil and gas industry’s ability to economically justify placing discoveries of oil and gas reserves in production; (2) the oil and gas industry’s need to maintain, repair, and replace existing pipelines and structures to extend the life of production; (3) the oil and gas industry’s need to clear structures from the lease once the oil and gas reserves have been depleted; and (4) weather events such as major hurricanes. Our results of operations ultimately reflect our ability to secure jobs through competitive bidding and manage those jobs to successful completion. The competition and inherent operating risks vary between the worldwide regions in which we operate, and these challenges affect individual segment profitability.
Our results of operations in terms of revenues, gross profit, and gross profit as a percentage of revenues (“margins”) are principally driven by three factors:  (1) our level of offshore construction and subsea activity (“activity”), (2) pricing, which can be affected by contract mix (“pricing”), and (3) operating efficiency on any particular construction project (“productivity”).
Offshore Construction Services
The level of our offshore construction activity in any given period has a significant impact on our results of operations. The offshore construction business is capital and personnel intensive, and, as a practical matter, many of our costs, including the wages of skilled workers, are effectively fixed in the short run regardless of whether or not our vessels are being utilized in productive service. In general, as activity increases, a greater proportion of these fixed costs are recovered through operating revenues; and, consequently, gross profit and margins increase. Conversely, as activity decreases, our revenues decline, but our costs do not decline proportionally, thereby constricting our gross profit and margins. Our activity level can be affected by changes in demand due to economic or other conditions in the oil and gas exploration industry, seasonal conditions in certain geographical areas, and/or our ability to win the bidding for available jobs. Our results of operations depend heavily upon our ability to obtain, in a very competitive environment, a sufficient quantity of offshore construction contracts with sufficient gross profit margins to recover the fixed costs associated with our offshore construction business.
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
Subsea Services
Most of our subsea revenues are the result of short-term work, involve numerous smaller contracts, and are usually based on a day-rate charge. Financial risks associated with these types of contracts are normally limited due to their short-term and non-lump sum nature. However, some subsea contracts, especially those that utilize DSVs, may involve longer-term commitments that extend from the exploration, design and installation phases of a field throughout its useful life by providing IRM services. The financial risks which are associated with these commitments remain low in comparison with our offshore construction activities due to the day-rate structure of the contracts. Revenues and margins from our subsea activities tend to be more consistent than those from our offshore construction activities.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

	2007		2006
		% of		% of	% Change
	Thousands	Revenue	Thousands	Revenue	(Unfavorable)
Revenues	$992,513	100.0%	$1,234,849	100.0%	(19.6)%
Cost of operations	719,768	72.5	887,003	71.8	18.9

Gross profit	272,745	27.5	347,846	28.2	(21.6)
Loss on asset impairments	141	—	8,931	0.7	98.4
Reduction in litigation provision	—	—	(13,699)	(1.1)	(100.0)
Net gain on asset disposal	(4,220)	(0.4)	(6,395)	(0.5)	(34.0)
Selling, general and administrative expenses	81,275	8.2	71,109	5.8	(14.3)

Operating income	195,549	19.7	287,900	23.3	(32.1)

Other expense (income):
Interest expense	13,439	1.4	10,787	0.9	(24.6)
Other (income)	(31,792)	(3.2)	(8,874)	(0.8)	258.3

Income from operations before income taxes	213,902	21.5	285,987	23.2	(25.2)
Income taxes	53,942	5.4	86,242	7.0	37.5

Net income	$159,960	16.1%	$199,745	16.2%	(19.9)%

Revenues.  Revenues decreased by 19.6% to $992.5 million between 2007 and 2006, primarily due to a decline in construction activity from the high levels experienced in Latin America and Gulf of Mexico during 2006. Two significant construction projects that were fully active in Latin America in 2006 were completed during the first half of 2007.  Furthermore, the exceptionally high level of demand for hurricane related repair work in the Gulf of Mexico moderated during 2007.  Worldwide utilization of our major construction vessels decreased to 48% in 2007, compared to 61% in 2006.  The effects of lower construction activity in Latin America and the Gulf of Mexico experienced in 2007 were reduced by the positive impact of increased construction activity in the Middle East. For a detailed discussion of revenues and income before taxes for each geographical area, please see “Segment Information” below.
Depreciation and Amortization in Cost of Operations.  The amount of depreciation and amortization expense, including the amortization of dry-docking costs, included in our cost of operations for 2007 was $46.9 million, compared to the $51.4 million included in 2006.  This decrease in depreciation and amortization expense was primarily caused by a reduction in the amount of major construction vessel depreciation, resulting from lower utilization.  The amount of amortization related to stock-based compensation and dry-docking increased between the periods.
Gross Profit.  Gross profit decreased by $75.1 million to $272.7 million in 2007, compared to 2006, primarily due to lower revenues, as described above, and lower margins from our West Africa segment, which were caused by incremental vessel costs that were predominately unrecovered project costs.  As a percentage of revenues, our overall gross profit margin decreased from 28.2% in 2006 to 27.5% in 2007.  This decline in gross profit margin was primarily the result of lower utilization of our major construction vessels and lower profitability on projects in West Africa.
Loss on Asset Impairments. Loss on asset impairments decreased $8.8 million in 2007, compared to 2006. Several vessels were impaired and permanently retired in 2006. During 2006, primarily due to escalating repair and maintenance costs, and lack of available work for certain equipment, we recorded an aggregate impairment loss of $8.9 million, which resulted from the retirement of two MCVs, six DSVs, and other ancillary construction equipment. In 2007, we recorded an impairment loss of $0.1 million.
Reduction in Litigation Provision.  In 2006, a $13.7 million reduction in a loss provision was recorded related to a settlement between us and Vinci, (formerly named Groupe GTM) for litigation involving termination of a share purchase agreement to purchase shares of ETPM S.A..  There was no such reduction during 2007.

Gain on Asset Disposal. Net gains on the disposal of assets decreased $2.2 million from 2006 to 2007. Net gains on asset disposals totaled $4.2 million for 2007, which primarily consisted of the sale of three DSVs, that were partially offset by losses on the disposal of ancillary dive support systems. In 2006, gains on asset sales included $3.0 million for the sale of a cargo barge, and $2.6 million for the sale of three crew vessels, and two DSVs.
Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses increased by $10.2 million to $81.3 million in 2007, compared to 2006, primarily due to higher legal and professional fees, and administrative expenses. Incremental legal fees of approximately $4.4 million were incurred during 2007 resulting from our internal investigation of our operations in West Africa focusing on our compliance with the FCPA. Additional administrative expenses were incurred during 2007 for establishing new offices in various geographical areas and supporting the projects in those respective areas.
Interest Expense. Interest expense increased by $2.7 million to $13.4 million (net of $0.3 million in capitalized interest) in 2007, compared to 2006, primarily due to incremental interest expense on additional debt incurred.  During the third quarter of 2007, we issued $325.0 million of 2.75% Senior Convertible Debentures.
Other Expense or Income.  Other income increased by $22.9 million to $31.8 million in 2007, compared to 2006, primarily as a result of interest income earned on higher balances of cash, cash equivalents and marketable securities.  Furthermore, during the third quarter of 2007, a gain of approximately $1.4 million was recorded from a claim settlement for interrupted operations resulting from a 2006 oil spill in the Gulf of Mexico by a refinery adjacent to our property in Louisiana.
Income Taxes.  Our effective tax rate for 2007 was 25% compared to 30% for 2006.  This decline was primarily due to the mix of earnings from high to low taxable jurisdictions.
Segment Information
The following sections discuss the results of operations for each of our reportable segments during the twelve month periods ended December 31, 2007 and 2006. We determined it was preferable to reclassify 2006 segment information associated with the presentation of inter-segment revenues between the Gulf of Mexico OCD and Gulf of Mexico Subsea to correspond with the 2007 presentation. The reclassifications had no impact on the consolidated statements of shareholders’ equity, operations or cash flows.
Gulf of Mexico Offshore Construction Division
Revenues decreased 44% to $106.5 million in 2007, compared to 2006, primarily due to a lower level of activity in the region and pricing pressures. There was an exceptionally high level of demand for the offshore construction services in the Gulf of Mexico during 2006 due to the damaging effects caused by hurricanes. Activity in 2006 was comprised of numerous projects that were related to hurricane repair work on offshore oil and gas platforms, compared to fewer, but larger projects in 2007. A high level of competition for offshore construction services was experienced in this area during 2007 that caused us to experience additional pricing pressures, compared to 2006. Income before taxes decreased by $35.9 million to $12.6 million in 2007, compared to 2006, which was attributable to the same factors that caused lower revenues. In addition, a $3.0 million gain on the sale of a cargo barge and a $1.4 million loss on the impairment of one major construction vessel and certain other unrelated ancillary construction equipment was recorded during 2006.
Gulf of Mexico Subsea
Revenues remained relatively the same between 2007 and 2006. Revenues generated in 2007 were $150.4 million, compared to $152.2 million in 2006. A majority of the revenues generated during 2007 was comprised of salvage work. Project profitability improved between comparable years, partly due to good project execution and high utilization of the REM Commander and Pioneer for services that included plug and abandonment, pipeline repair and ROV support. The projects performed in 2006 were primarily for IRM services. Income before taxes was relatively the same between comparable years or $ 59.8 million in 2007 compared to $59.4 million in 2006. In addition we recorded a $2.6 million gain on the sale of three crew vessels and two DSVs in 2006, and a $2.0 million impairment loss on one DSV in 2006.
Latin America
Revenues decreased 55% to $227.0 million in 2007, compared to 2006, primarily due a lower level of activity in 2007. Construction activity diminished during 2007, compared to 2006, during the completion stage of three large multi-year projects that were fully active in 2006. Although revenues declined, gross profit margins increased from 32% in 2006 to 51% in 2007. Higher gross profit margins were achieved in 2007 primarily as a result of favorable resolutions of change orders that were recognized towards the completion of these large mutli-year projects. Income before taxes declined 26% from $132.0 million in 2006 to $97.6 million in 2007. In 2007, the improved gross profit margins plus a lower allocation of corporate selling, general and administrative expenses (based on lower activity) reduced a substantial portion of the negative impact from lower revenues. In addition, a $1.4 million loss was recorded in 2006 for the impairment of three DSVs.
West Africa
Revenues and demand for our services in this area remained relatively the same between 2007 and 2006. Revenues generated in 2007 were $184.7 million, compared to $191.4 million in 2006. Gross profit margins declined during 2007 compared to 2006 from 18% to 2%. This deterioration was a result of lost project profitability and additional project costs that occurred when projects were abruptly suspended mid-year when we experienced security and logistical issues in Nigeria. Consequently, our fleet was demobilized from the area. A portion of the project work, that was suspended, is expected to commence again in 2008. We also encountered additional project standby costs in 2007 as a result of delays in obtaining vessel permits for the area. Incremental vessel costs including mobilization and demobilization costs, standby costs and idle vessel costs totaled approximately $30.0 million in 2007. Income before taxes decreased from $25.6 million in 2006 to a net loss of $15.0 million in 2007, which was primarily due to high vessel costs and increased allocations of corporate selling, general and administrative expenses.
Middle East
Revenues increased by $183.6 million to $186.3 million in 2007, compared to 2006, primarily due to a high level of construction activity in the region due to an increase in demand.  We experienced high vessel utilization on three large construction projects, of which, two are multi-year projects.  Two major construction vessels and a DSV, the Rem Fortress, were transferred from other regions of the world to the Middle East to support demand in the area.  In 2006, activity consisted primarily of subsea services and a low level of construction activity.  Gross profit margins improved from 2006 to 2007 reflecting an increase in vessel utilization and productivity. Net income before taxes improved by $33.7 million to $29.6 million in 2007, compared to a net loss of $4.1 million in 2006, reflecting higher revenues and productivity.  Results in 2007 were positively impacted by a $2.3 million gain on the sale of a DSV.  Results in 2006 were negatively impacted by a $4.1 million impairment loss on one MCV and two DSVs, partly offset by a $2.7 million gain on the sale of two DSVs.
Asia Pacific/India
Revenues declined by 23% to $181.2 million in 2007, compared to 2006, primarily due to a decline in activity. We experienced lower vessel utilization in this region during 2007, compared to 2006. Three major construction vessels from Asia Pacific/India region were assigned to the Middle East region during 2007. In 2007, activity primarily consisted of work performed on two large construction projects, compared to the work performed on a large multi-year project in 2006 supplemented by intersegment diving services. Gross profit margins remained relatively consistent from 2006 to 2007. The effects of lower activity in 2007 were partially offset by lower vessel costs due, in part, to mobilizing vessels to the Middle East and West Africa. Income before taxes decreased from $13.4 million in 2006, to $11.5 million in 2007, primarily due to lower construction activity in 2007 compared to 2006. A portion of the decrease in net income before taxes was offset by a $1.3 million gain on the sale of a DSV in 2007.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

	2006		2005
		% of		% of	% Change
	Thousands	Revenue	Thousands	Revenue	(Unfavorable)
Revenues	$1,234,849	100.0%	$688,615	100.0%	79.3%
Cost of operations	887,003	71.8	571,768	83.0	(55.1)

Gross profit	347,846	28.2	116,847	17.0	197.7
Loss on asset impairments	8,931	0.7	—	—	—
Reduction in litigation provision	(13,699)	(1.1)	—	—	—
Net gain on asset disposal	(6,395)	(0.5)	(5,303)	(0.8)	20.6
Selling, general and administrative expenses	71,109	5.8	50,916	7.4	(39.7)

Operating income	287,900	23.3	71,234	10.4	304.2

Other expense (income):
Interest expense	10,787	0.9	10,192	1.5	(5.8)
Other (income)	(8,874)	(0.8)	(4,972)	(0.6)	78.5

Income from operations before income taxes	285,987	23.2	66,014	9.5	333.2
Income taxes	86,242	7.0	31,256	4.5	(175.9)

Net income	$199,745	16.2%	$34,758	5.0%	474.7%

Revenues.  Due to the effects of two major hurricanes in the U.S. Gulf of Mexico and the high energy prices which were experienced in recent years, demand for our offshore construction services increased between comparable years of 2006 and 2005. Revenues increased by 79% to $1.2 billion for 2006 due to increased activity, improved pricing in certain segments, more effective utilization of our major construction vessels, and an increase in the amount of materials and subcontracted services content in projects. Pricing improved most significantly in our Gulf of Mexico Subsea and Latin America segments. The entry into service of the REM Commander also contributed to this increase in revenues. Worldwide utilization of our major construction vessels increased to 61% in 2006 compared to 54% in 2005, and total diver days in our Gulf of Mexico Subsea segment increased by 31% between comparable years. For a detailed discussion of revenues and income before taxes for each geographical area, please see “Segment Information” below.
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

Loss on Asset Impairments.  Due to escalating costs and the lack of availability of replacement parts for certain ancillary construction equipment, we recorded in our results of operations for 2006 an aggregate impairment loss of $8.9 million which resulted from the retirement of two major construction vessels, six DSVs, and other ancillary construction equipment. For additional information regarding these impairments, please see Note 11 of the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.
Reduction in Litigation Provision. In the second quarter of 2006, we recorded a $13.7 million reduction in our provision for the Vinci litigation in connection with the full and final settlement of a litigation involving a share purchase agreement with Vinci to purchase shares of ETPM S.A..
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
Other Expense or Income.  Other income increased by $3.9 million to $8.9 million in 2006 primarily due to higher interest income which was partially offset by an unfavorable variance with respect to foreign currency exchange gains and losses. Interest income increased between comparable periods due to higher average cash balances and interest rates. Other income for 2006 also included $0.4 million gain from our euro denominated forward foreign currency contracts. During the fourth quarter of 2006, we began recording in our earnings the changes in fair market value of certain derivative forward foreign currency contracts which became disqualified for hedge accounting due to changes in our expectations regarding the foreign currency commitments which constituted the hedged items required for such accounting.
Income Taxes. Our effective tax rate for 2006 was 30% as compared to 47% for 2005. This decline was primarily due to improved earnings in foreign jurisdictions with low statutory tax rates or deemed profits (i.e., percent of revenue) regimes. The effective tax rate for the prior year was substantially in excess of the U.S. income tax rate of 35% primarily due to low earnings and/or losses in certain foreign jurisdictions which are taxed on a deemed profits (i.e., percentage of revenue) basis and/or net operating losses in certain foreign jurisdictions where we did not record a tax benefit.
Segment Information
The following sections discuss the results of operations for each of our reportable segments during the twelve month periods ended December 31, 2006 and 2005. We determined it was preferable to reclassify 2006 and 2005 segment information associated with the presentation of inter-segment revenues between the Gulf of Mexico OCD and Gulf of Mexico Subsea to correspond with the 2007 presentation. The reclassifications had no impact on the consolidated statements of shareholders’ equity, operations or cash flows.
Gulf of Mexico Offshore Construction Division
Revenues increased 23% to $189.8 million in 2006 primarily due to a substantial increase in activity.  Demand for the offshore construction services provided by our Gulf of Mexico OCD segment increased between the comparable years ended December 31, 2006 and 2005 due to the effects of Hurricanes Katrina and Rita and the high energy prices experienced during these years.  Several vessels which had been temporarily relocated to other segments during 2005 returned to the Gulf of Mexico for work in 2006. During the first quarter of 2006, the G/P 37 was returned to service after refurbishment following an extended period of idleness, and the Pipeliner 5 was removed from service and shortly thereafter permanently retired from service.  Activity in 2006 was comprised of numerous projects which were primarily related to hurricane repairs.  Many of these projects were performed on a day-rate basis.  Activity in 2005 included one large day-rate project, numerous small projects during the first half of the year, and numerous projects for hurricane repairs which were initiated in the aftermath of Hurricanes Katrina and Rita.

Income before taxes increased by 23% to $48.5 million in 2006.  The beneficial effect of the increase in revenues described above was partially offset by (1) increased cost allocations related to the return of vessels which had been temporarily relocated to other segments during the prior year period, (2) increased costs related to the retention and hiring of skilled workers, (3) higher prices for critical equipment and services, especially third party support tugs, due to high demand, (4) increased costs for insurance, and (5) an increase in the proportion of corporate expenses allocated to this segment.  Financial results for 2006 also include a $3.0 million gain on the sale of a cargo barge and a $1.4 million loss on the impairment of one major construction vessel and certain other unrelated ancillary construction equipment.
Gulf of Mexico Subsea
Revenues increased by $82.0 million to $152.2 million in 2006 primarily due to an increase in activity and improved pricing. Due to the same factors which drove demand for our Gulf of Mexico OCD segment, demand for the services performed by our Gulf of Mexico Subsea segment also increased significantly between the comparable years ended December 31, 2006 and 2005. The entry into service of the REM Commander also added approximately $21.5 million to revenues in 2006. Prices trended higher during the first nine-months of 2006 and remained firm during the fourth quarter. Income before taxes increased by $32.7 million to $59.4 million in 2006, primarily due to the increase in the overall level of activity. The beneficial effect of improved pricing on profit margins was partially offset by (1) higher labor costs due to wage increases required to retain skilled divers, supervisors, and other personnel during a period of strong demand, (2) increased use of higher cost contract divers and other contract labor due to a shortage of qualified personnel, (3) higher prices for equipment rentals and outside services due to strong demand, and (4) higher repairs and maintenance expense due to high vessel utilization. Financial results for 2006 also include a $2.6 million gain on the sale of three crewboats and two DSVs as well as a $2.0 million loss on the impairment of one DSV.
Latin America
Revenues increased by 95% to $500.3 million in 2006 primarily due to improved bid margins, more effective utilization of our major construction vessels, and an increase in amount of materials and subcontracted services content in projects performed in 2006. There were two large projects with significant activity during 2006 compared to six smaller projects with significant activity during 2005. Income before taxes improved by $128.7 million to $132.0 million in 2006 primarily due to a substantial improvement in productivity, improved bid margins, and the profitable incorporation of materials and subcontracted services into the projects performed in 2006. The productivity issues of uncompensated weather-related downtime and barge transfer costs which were experienced in this segment during 2005 did not recur in 2006; however, results for 2006 were negatively impacted by a shortage of skilled diving personnel which necessitated the use of a contract diving service for a significant portion of the diving work performed in this segment during 2006. Financial results for 2006 also include a $1.4 million loss on the impairment of three DSVs.
West Africa
Revenues increased by $161.0 million to $191.4 million in 2006 primarily due to an increase in activity. There were five projects with significant activity in 2006 compared to only two projects with significant activity in 2005. Income before taxes improved by $35.7 million to $25.6 million in 2006 compared to a loss of $10.1 million in 2005 primarily due to the beneficial effects of increased activity on gross profit and margins which were partially offset by higher costs for support vessels and repairs and maintenance as well as productivity issues on one project in 2006. Financial results for the prior year were negatively impacted by fixed costs which were not recovered due to a lack of substantial activity in the region.
Middle East
Revenues decreased by $28.6 million to $2.7 million in 2006 primarily due to lower level of construction activity.  The activity level dropped after the completion of one significant project in second quarter of 2005 and remained low throughout 2006. Activity during 2006 consisted mainly of third party subsea services. Income before taxes decreased by $14.6 million to a loss of $4.1 million in 2006 primarily due to lower revenues.  Financial results for 2006 were negatively impacted by a $4.1 million loss on the impairment of one major construction vessel (the Tonkawa), two DSVs, and other ancillary construction equipment.

Additionally, financial results for the prior year included a $1.9 million gain on the disposition of a cargo barge.
Asia Pacific/India
Revenues increased by 34% to $235.3 million in 2006 primarily due to higher activity. In 2006, activity in this segment primarily consisted of work performed on several large multi-year projects predominantly off the coast of India. In 2005, one of the large multi-year projects finished in 2006 had a higher level of activity and was supplemented by activity on several smaller projects and work performed on a day-rate basis. Income before taxes increased by $10.6 million to $13.4 million in 2006, primarily due to the increase in activity and greater project profitability. The favorable effects of higher activity and profitability were partially offset by unrecovered costs associated with the REM Fortress and the Hercules. The REM Fortress, a newly built dive support vessel which was delivered at the beginning of the fourth quarter under long-term charter, remained idle all quarter during initial rig up. Additionally, our Asia Pacific segment carried the cost of the mobilization of the Hercules to West Africa. Financial results for 2005 also include a $2.8 million net gain on asset disposals which was primarily related to the sale of two DSVs.

Industry and Business Outlook
We believe that demand for our offshore construction and subsea services will remain strong over the next few years. Energy prices remain at high levels which are conducive to the offshore energy industry, and worldwide trends in energy consumption indicate growing demand for oil and natural gas. Additionally, we believe that current levels of offshore oil and gas exploration activity will create significant demand for our services over the next several years.
Although we have been experiencing pricing pressures and reduced activity in our domestic operations, we are optimistic about the opportunities in the Gulf of Mexico during 2008. Our outlook for demand for our offshore construction and subsea services continues to be positive for our international regions, especially in the Middle East and Latin America. We expect the demand for our construction services for West Africa will improve during 2008, compared to 2007. Certain projects that were suspended there in 2007, due to security issues, are expected to commence again in 2008. However, these projects are susceptible to political and logistical challenges in Nigeria. We are encouraged by the new demand for our construction services in Brazil; however, in 2008, we do not expect to repeat the same high level of profitability on projects from our Latin America segment that we experienced during 2007.
As of December 31, 2007, our backlog totaled approximately $713.6 million ($697.5 million for international regions and $16.1 million for the Gulf of Mexico). This backlog is scheduled to be performed in 2008. The amount of our backlog in the U.S. Gulf of Mexico is not a reliable indicator of the level of demand for our services in this region due to the prevalence of short-term contractual arrangements in this region. We are encouraged with our backlog as the bidding activity is high.
Liquidity and Capital Resources
Overview
Cash generated from operations and proceeds received from issuing $325.0 million of Senior Convertible Debentures provided the major source of funds in 2007. The generated cash and offering proceeds sufficiently funded stock repurchases and the continued growth of the business, including capital expenditures for expanding and modernizing our fleet of vessels.
The primary uses of cash during 2007 have been for investing in marketable securities, repurchasing common stock and capital spending. We had firm capital commitments on projects, which were in progress at December 31, 2007, of approximately $255.6 million, of which, $144.2 million is expected to be incurred during 2008. Total capital expenditures for 2008 are currently expected to be between $190.0 million and $210.0 million, and will be utilized primarily for expanding and modernizing our fleet of vessels. The actual capital expenditures for 2008 may differ from our expectations due to changes in existing capital project schedules and/or projected capital projects.
Cash Flows
Operating Activities – Our cash and cash equivalents increased by $371.3 million to $723.5 million at December 31, 2007, compared to December 31, 2006. Cash generated from our operating activities increased by $21.6 million to $267.7 million for the year ended December 31, 2007, compared to the year ended December 31 2006. The increase in 2007 compared to 2006 was primarily attributable to the net decrease in the major working capital components that provided $75.6 million of cash in 2007, compared to net increase in 2006 that used $48.5 million of cash. The effects of the positive cash flow in 2007 were partly offset by lower net income of $39.8 million and a decrease in the non-cash provision for doubtful accounts.
Investing Activities – Investing activities used $156.0 million of cash in 2007, compared to $28.6 million in 2006. The increase in cash used by investing activities in 2007 was primarily attributable to investing $99.9 million in marketable securities and spending $61.8 million on capital expenditures. The majority of the capital expenditures in 2007 were for upgrades on vessels and diving systems and the construction of a MCV, designated as the Global 1200.

Financing Activities – Financing activities provided $259.6 million of cash in 2007 and $7.6 million in 2006. The cash provided in 2007 primarily reflected the gross proceeds of $325.0 million from the issuance of 2.75% Senior Convertible Debentures in July 2007. Approximately $75.0 million of these proceeds were simultaneously used to purchase 2.8 million shares of our common stock.
Long-Term Debt
Our long-term debt outstanding includes $325.0 million of 2.75% Senior Convertible Debentures which carry an interest rate of 2.75% per annum with semi-annual interest payments. These debentures are convertible into cash, and if applicable, into shares of the Company’s common stock. We also maintain $69.3 million of Title XI bonds outstanding which carry an interest rate of 7.71% per annum and semi-annual principal payments of approximately $2.0 million payable each February and August until maturity in 2025.
As of December 31, 2007, there were no outstanding borrowings under our Revolving Credit Facility. Our Revolving Credit Facility provides a borrowing capacity of $150.0 million and an optional provision for expansion of $250.0 million. As of December 31, 2007, our borrowing capacity under the Revolving Credit Facility was reduced by $106.5 million of letters of credit, and, consequently our available borrowings were $43.5 million.
Other Indebtedness and Obligations
We also have a $16.0 million short-term credit facility at one of our foreign locations, which is secured by a letter of credit issued under our primary credit facility. At December 31, 2007, we had $0.4 million in cash overdrafts reflected in accounts payable, $6.2 million of letters of credit outstanding, and $9.4 million of credit availability under this particular credit facility.
Charters — We have a long-term charter for the Titan 2, a 456-foot self-propelled twin-hulled derrick ship. The vessel charter payments are approximately $6.1 million annually. The charter term is 120 months expiring in August 2013. This charter can be canceled by us at anytime, subject to a termination penalty of the transfer to the vessel owner of title to our dynamic positioning (“DP”) system used on the vessel. The DP system was purchased and installed on the Titan 2, at our cost, during the first quarter of 2002 for a total cost of $8.9 million.
We have two long-term charters for DSVs which were delivered in 2006. The first DSV charter, the Rem Commander, includes a fixed-term five year lease with five annual options, and requires monthly payments denominated in Norwegian Kroners at an annual rate of approximately 63.1 million kroners (or $11.7 million as of December 31, 2007). The second DSV charter, the Rem Fortress, includes a fixed-term three year lease with four annual options, and requires monthly payments denominated in Norwegian Kroners at an annual rate of approximately 78.5 million kroners (or $14.5 million as of December 31, 2007). As of December 31, 2007, we had entered into forward foreign currency contracts that have enabled us to fulfill our remaining non-cancellable Norwegian Kroner obligations under these charters at an average rate of 6.31 kroners per U.S. dollar.
Future Lease Obligations — The following table sets forth, as of December 31, 2007, our minimum rental commitments under operating leases with an initial non-cancellable term of one year or more (in thousands).

2008	$37,814
2009	43,519
2010	30,535
2011	25,072
2012	19,454
Thereafter	6,873

Total	$163,267

Summary of Contractual Obligations as of December 31, 2007

	Payments due by period
	(in thousands)
		Less			More
		than 1	1-3	4-5	than 5
Contractual Obligations	Total	year	years	years	years
Long-Term Debt Principal Only	$394,300	$3,960	$11,880	$7,920	$370,540
Long-Term Debt Interest Only(1)	106,926	14,204	40,781	25,661	26,280
Operating Lease Obligations — Cancelable	32,487	5,653	17,470	9,364	—
Operating Lease Obligations — Non-Cancelable(2)	163,267	37,814	99,126	26,313	14
Purchase Obligations(3)	149,459	85,224	64,235	—	—

Total	$846,439	$146,855	$233,492	$69,258	$396,834

(1)	Includes interest expense on our Senior Convertible Debentures, assuming conversion on the earliest call date of August 1, 2014.

(2)	A portion includes future charter payments for a MSV scheduled for delivery in 2008.

(3)	Primarily represents purchase orders outstanding for the construction of the designated Global 1200 vessel.
The contractual obligations reported above exclude our liability of $13.6 million recognized under FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” related to our provision for uncertain tax positions. We have excluded such amounts as we are unable to make a reasonably reliable estimate of the period of cash settlement with the respective taxing authorities.
Off Balance Sheet Arrangements
In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements. We provide guarantees and performance, bid, and payment bonds pursuant to agreements, or in connection with bidding, to obtain such agreements to perform construction services. The aggregate amount of these guarantees and bonds at December 31, 2007 was $60.8 million in surety bonds and $106.5 million in bank guarantees and/or letters of credit. The surety bonds, and bank guarantees/ letters of credit are due to expire between January 2008 and February 2009 and between January 2008 and October 2009, respectively.

Liquidity Outlook
During the next twelve months, we expect that our balances of cash, cash equivalents, and marketable securities, supplemented by cash generated from operations and amounts available under our Revolving Credit Facility, will be sufficient to fund our operations (including increases in working capital required to fund any increases in activity levels), scheduled debt retirement, conversion of our debentures, if applicable, and currently planned capital expenditures. We recently announced an upgrade to our fleet with the construction of a new generation derrick/pipelay vessel, designated the Global 1200, for an estimated cost of $240.0 million. The Global 1200 is expected to be operational in 2010. In addition, we will continue with vessel upgrades and to evaluate the divesture of assets that are no longer critical to our operations to reduce our operating costs and maintain our strong financial position. As we have done historically, we regularly evaluate the merits of opportunities that arise for the acquisition of equipment or businesses and may require additional liquidity if we decide to pursue such opportunities.
The credit markets are currently experiencing significant uncertainty, and some of this uncertainty has impacted the markets where auction rate securities of municipalities that we have invested in would be offered. We are unable to estimate the impact, if any, which emerging credit market conditions may have on the liquidity of our investment in auction rate securities. We do not believe any reduction in liquidity of our investment in auction rate securities will have a material impact on our overall liquidity. We believe the $99.9 million carrying value of the auction rate securities we owned at December 31, 2007 is not impaired, but we may have to reclassify the investment from short-term to long-term investments if future liquidity conditions mandate.
Over the next few years, we expect cash from operations, supplemented by proceeds from long-term debt and/or equity issuances, to provide sufficient funds to finance our operations, maintain our fleet, and expand our business as opportunities arise.
Our long-term liquidity will be determined by our ability to earn operating profits which are sufficient to cover our fixed costs, including scheduled principal and interest payments on debt, and to provide a reasonable return on shareholders’ investment. We believe that earning such operating profits will enable us to maintain access to favorably priced debt, equity, and/or other financing arrangements which may be required to finance our operations, maintain our fleet, and/or expand our business. Our ability to earn operating profits in the long run will be determined by, among other things, the continued viability of the oil and gas energy industry, commodity price expectations for crude oil and natural gas, the competitive environment of the markets in which we operate, and our ability to win bids and manage awarded projects to successful completion.

Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” (SFAS 160). SFAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS 160 is for fiscal periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 160 to years preceding the effective date are not permitted. We are currently evaluating the impact, if any, of SFAS 160.
In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 141(R) on our consolidated results of operations and financial condition.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits all entities to choose to measure many eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement was effective for us at the beginning of our fiscal year 2008. We currently have not elected to fair value any additional financial instruments under the guidance of SFAS 159.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value and requires expanded disclosure about the information used to measure fair value. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. The statement does not expand the use of fair value accounting in any new circumstances and is effective for the Company for the year ended December 31, 2008 and for interim periods included in that year, with early adoption encouraged. The Company will adopt SFAS No. 157 on January 1, 2008, for its financial assets and liabilities, which primarily consist of marketable securities and derivatives the Company records in accordance with SFAS No. 133, and on January 1, 2009, for its non-financial assets and liabilities. For its financial assets and liabilities, the Company expects that the adoption of SFAS No. 157 will primarily impact its disclosures and will not have a material impact on its financial position, results of operations and cash flows. The Company is currently evaluating the impact with respect to its non-financial assets and liabilities.
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements requires us to make judgments and estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
Revenue Recognition
Revenues from construction contracts, which are generally recognized using the percentage-of-completion method, are measured by relating the actual cost of work performed to date to the current estimated total cost of the project (the cost-to-cost option of the percentage-of-completion method). The use of this method is based on our experience to be able to make reasonably dependable estimates of the cost to complete our projects. Total estimated costs are affected by operating efficiency, change in expected cost of materials and labor, adverse market conditions, and other factors that could affect the timing of revenue recognition and/or the overall profitability of a project. Significant changes in cost estimates could possibly result in a contract loss. Anticipated losses on contracts are recorded in full in the period in which they become evident.
In addition, we include claims and unapproved change orders, to the extent of costs incurred, in contract revenues when (1) the contract or other evidence provides a legal basis for the claim, (2) additional costs are not the result of deficiencies in our performance, (3) costs are identifiable, and (4) evidence supporting the claim is objective and verifiable. We actively negotiate our claims and change orders with our customers and the outcome of the negotiations has an impact on profitability of the project. We continually monitor and assess the collectibility of our contract revenues and receivables, and make the appropriate allowances when necessary.
Receivables
Our receivables include billed and unbilled receivables, and often include claims and changes orders. We recognize claims and unapproved change orders to the extent of costs incurred, and when we believe collection is probably and reasonably estimated. We continually monitor and evaluate our receivables for collectibility. When we become aware of an uncollectible receivable, a specific reserve for bad debt expense is estimated and recorded, which reduces the receivable balance. We believe our allowance for doubtful accounts is adequate to cover anticipated losses.
Property and Equipment
Long-lived assets held and used (primarily marine vessels and related equipment) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We assess the recoverability of long-lived assets by determining whether the carrying values of an asset group can be recovered through projected net cash flows, undiscounted and without interest charges, based on expected operating results over the remaining life of the asset group. The cash flow estimates are based on historical data adjusted for management estimates of future market performance that rely on existing market data, industry-wide trends, and expected vessel day-rates, utilization, and margins. Management’s estimates may vary considerably from actual outcomes due to future adverse market conditions, poor operating results, or other factors that could result in our inability to recover the current carrying value of the long-lived asset, thereby possibly requiring an impairment charge in the future.
We depreciate major construction vessels using the units-of-production method based on the estimated operating days of each vessel. Our depreciation expense calculated under the units-of-production method may be less than, equal to or greater than depreciation expense calculated under the straight-line method in any period. The annual depreciation based on estimated operating days of each vessel will be at least 20% of annual straight-line depreciation and 40% of cumulative straight-line depreciation.
Impairment of Goodwill
The Company evaluates the carrying value of goodwill annually or more frequently if events or changes in circumstances indicate that the carrying amount may exceed fair value. Recoverability is determined by comparing the estimated fair value of the reporting unit to which the goodwill applies to the carrying value, including goodwill, of that reporting unit. Changes in assumptions required to estimate the present value of the excess earnings could materially impact the fair value estimate.
Income Taxes
Deferred tax assets in excess of related valuation reserves require considerable judgments and estimates regarding estimated future taxable income and ongoing prudent and feasible tax planning strategies. These estimates and judgments include some degree of uncertainty and changes in these estimates and assumptions could require us to adjust the valuation allowances for our deferred tax assets. Historically, changes to valuation allowances have been caused by major changes in the business cycle in certain countries and changes in local country law. The ultimate realization of the deferred tax assets depends on the generation of sufficient taxable income in the applicable taxing jurisdictions.

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
Our tax filings for various periods are subjected to audit by tax authorities in most jurisdictions where we conduct business. These audits may result in assessments of additional taxes that are resolved with the authorities or potentially through the courts. We believe that these assessments may occasionally be based on arbitrary and even erroneous interpretations of local tax law. We have received tax assessments from various taxing authorities and are currently at varying stages of appeals and/or litigation regarding these matters. We have provided for the amounts we believe will ultimately result from these proceedings. We believe we have substantial defenses to the questions being raised and will pursue all legal remedies should an unfavorable outcome result. However, resolution of these matters involves uncertainties, and there are no assurances that the outcomes will be favorable.
In certain situations, we provide for taxes where assessments have not been received. In those situations, we consider it more likely than not the taxes ultimately payable will not exceed those amounts reflected in filed tax returns. Accordingly, taxes are provided in those situations under the guidance in the Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48). Future events, such as changes in the facts or tax law, judicial decisions regarding existing law or a favorable audit outcome, may later indicate the assertion of additional taxes is no longer more likely than not to occur. In such circumstances, it is possible that taxes previously provided would be released.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Due to the international nature of our business operations and the interest rate fluctuation, we are exposed to certain risks associated with changes in foreign currency exchange rates and interest rates.
Foreign Currency Risk
Most of our business operations are conducted in foreign countries that use different currencies. As such, we use natural hedging techniques to manage the foreign exchange risks associated with our foreign operations by contracting, to the extent possible, international construction jobs to be payable in U.S. dollars. We also, to the extent possible, maintain cash balances at foreign locations in U.S. dollar accounts. We do not believe that a change in currency rates in the regions in which we operate would have a significant effect on our results of operations.
From time to time, we also make significant contractual commitments which are denominated in foreign currencies. At December 31, 2007, we had significant contractual commitments which were denominated in euros (€) and Norwegian Kroners. We entered into forward foreign currency contracts, for non-trading purposes, to mitigate our currency risk, as further described.
Our Norwegian Kroner commitments at December 31, 2007, which result from two long-term vessel charters, will require the use of 364.8 million kroners (or $67.3 million as of December 31, 2007) over the next three years. As of December 31, 2007, we had hedged all of our non-cancellable Norwegian Kroner commitments related to these vessel charters at an average rate of 6.31 kroners per dollar. Consequently, a gain or loss from this forward foreign currency contract would be offset by the gain or loss on the underlying commitment and, therefore would not have an impact on future earnings or cash flows.
Our euro commitments, which result from commitments to purchase equipment, will require the use of €17.5 million (or $25.7 million as of December 31, 2007) over the next year. We entered into a forward foreign currency contract, at an average rate of 1.40 dollars per euro, to lessen our currency risk with respect to €10.0 million of these euro commitments. Although management believes this forward contract is an economical hedge against the currency risk, in December 2006, the hedge was assessed as ineffective. Accordingly, changes in the fair value of the forward contract are recorded in earnings. A 1% decline in the value of the euro, at December 31, 2007, will create a derivative loss in our reported earnings of approximately $0.1 million.
Interest Rate Risk
We are exposed to changes in interest rates with respect to our investments in cash equivalents and marketable securities. Our investments consist primarily of commercial paper, bank certificates of deposit, money market funds, and tax-exempt auction rate debt securities. These investments are subject to changes in short-term interest rates. We invest in high grade investments with a credit rating of AA-/Aa3 or better, with a main objective of preserving capital. A 1% increase or decrease in the average interest rate of our cash equivalents and marketable securities would have an approximate $8.0 million impact on our pre-tax annualized interest income.
We are also exposed to interest rate risk on any borrowings against our Revolving Credit Facility with variable interest rate provisions. At December 31, 2007, there were no outstanding borrowings under the Revolving Credit Facility.
Our Senior Convertible Debentures mature in 2027 and carry a fixed interest rate of 2.75%, and our United States Government Guaranteed Ship Financing Bonds mature in 2025 and carry a fixed interest rate of 7.71%. Changes in interest rates do not have an impact on the interest expense for this indebtedness.

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
Based on our evaluation under the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was effective as of December 31, 2007 to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. The conclusion of our principal executive officer and principal financial officer is based on the recognition that there are inherent limitations in all systems of internal control. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our internal control over financial reporting as of December 31, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ B.K. CHIN	/s/ PETER S. ATKINSON

B.K. Chin	Peter S. Atkinson
Chief Executive Officer	President and Chief Financial Officer

Carlyss, Louisiana
February 22, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
of Global Industries, Ltd.
We have audited the internal control over financial reporting of Global Industries, Ltd. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated February 22, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule.
DELOITTE & TOUCHE LLP
Houston, Texas
February 22, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
of Global Industries, Ltd.
We have audited the accompanying consolidated balance sheets of Global Industries, Ltd. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Global Industries, Ltd. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment on January 1, 2006.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.
DELOITTE & TOUCHE LLP
Houston, Texas
February 22, 2008

GLOBAL INDUSTRIES, LTD.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$723,450	$352,178
Restricted cash	1,121	1,073
Marketable securities	99,935	—
Accounts receivable – net of allowance of $1,278 for 2007 and $17,203 for 2006	167,469	197,258
Unbilled work on uncompleted contracts	106,716	90,980
Contract costs incurred not yet recognized	10,821	22,721
Deferred income taxes	3,827	2,781
Assets held for sale	1,002	—
Prepaid expenses and other	27,875	16,147

Total current assets	1,142,216	683,138

Property and Equipment, net	349,549	316,876

Other Assets
Accounts receivable – long-term	9,315	7,731
Deferred charges, net	43,045	19,862
Deferred income taxes	336	2,711
Goodwill, net	37,388	37,388
Other	7,949	3,291

Total other assets	98,033	70,983

Total	$1,589,798	$1,070,997

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long term debt	$3,960	$3,960
Accounts payable	169,034	127,009
Employee-related liabilities	28,366	25,643
Income taxes payable	39,683	38,092
Accrued interest payable	5,827	2,134
Advance billings on uncompleted contracts	36,691	4,557
Other accrued liabilities	15,638	21,617

Total current liabilities	299,199	223,012

Long-Term Debt	390,340	69,300
Deferred Income Taxes	35,617	51,714
Other Liabilities	11,050	1,406

Commitments and Contingencies	—	—

Shareholders’ Equity
Common stock, $0.01 par value, 150,000 authorized, and 118,001 and 116,252 shares issued at December 31, 2007 and 2006, respectively	1,180	1,162
Additional paid-in capital	418,366	379,297
Retained earnings	515,206	353,834
Treasury stock at cost, 2,904 in 2007 and 38 in 2006	(77,257)	(644)
Accumulated other comprehensive loss	(3,903)	(8,084)

Total shareholders’ equity	853,592	725,565

Total	$1,589,798	$1,070,997

See notes to consolidated financial statements.

GLOBAL INDUSTRIES, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Revenues	$992,513	$1,234,849	$688,615
Cost of operations	719,768	887,003	571,768

Gross profit	272,745	347,846	116,847
Loss on asset impairments	141	8,931	—
Reduction in litigation provision	—	(13,699)	—
Net gain on asset disposal	(4,220)	(6,395)	(5,303)
Selling, general and administrative expenses	81,275	71,109	50,916

Operating income	195,549	287,900	71,234
Other expense (income):
Interest expense	13,439	10,787	10,192
Other (income)	(31,792)	(8,874)	(4,972)

Income from operations before income taxes	213,902	285,987	66,014
Income taxes	53,942	86,242	31,256

Net income	$159,960	$199,745	$34,758

Earnings per common share:
Basic	$1.38	$1.73	$0.31

Diluted	$1.36	$1.70	$0.30

Weighted Average Shares Outstanding:
Basic	116,137	115,632	113,959

Diluted	117,819	117,307	115,072

See notes to consolidated financial statements.

GLOBAL INDUSTRIES, LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Treasury	Comprehensive	Retained
	Shares	Amount	Capital	Stock	Loss	Earnings	Total
Balance at Jan. 1, 2005	113,350,158	$1,133	$339,242	$—	$(8,978)	$119,331	$450,728
Net income	—	—	—	—	—	34,758	34,758
Amortization of unearned stock compensation	—	—	2,836	—	—	—	2,836
Restricted stock issues, net	(143,864)	—	455	—	—	—	455
Exercise of stock options	1,015,633	10	6,720	—	—	—	6,730
Tax effect of exercise of stock options	—	—	763	—	—	—	763
Common stock issued	121,734	1	534	—	—	—	535

Balance at Dec. 31, 2005	114,343,661	$1,144	$350,550	$—	$(8,978)	$154,089	$496,805
Net income	—	—	—	—	—	199,745	199,745
Amortization of unearned stock compensation	—	—	9,721	—	—	—	9,721
Restricted stock issues, net	760,277	7	5,446	—	—	—	5,453
Exercise of stock options	1,053,042	10	9,210	—	—	—	9,220
Tax effect of exercise of stock options	—	—	3,690	—	—	—	3,690
Common stock issued	95,431	1	680	—	—	—	681
Treasury stock purchased	—	—	—	(644)	—	—	(644)
Comprehensive income, net of tax:
Gain on derivatives	—	—	—	—	894	—	894

Balance at Dec. 31, 2006	116,252,411	$1,162	$379,297	$(644)	$(8,084)	$353,834	$725,565
Net income	—	—	—	—	—	159,960	159,960
Cumulative effect of adopting FIN 48	—	—	—	—	—	1,412	1,412
Amortization of unearned stock compensation	—	—	14,059	—	—	—	14,059
Restricted stock issues, net	203,816	2	2,564	—	—	—	2,566
Exercise of stock options	1,544,559	16	17,669	—	—	—	17,685
Tax effect of exercise of stock options	—	—	4,777	—	—	—	4,777
Common stock issued	—	—	—	—	—	—
Treasury stock purchased	—	—	—	(76,613)	—	—	(76,613)
Comprehensive income, net of tax:
Gain on derivatives	—	—	—	—	4,181	—	4,181

Balance at Dec. 31, 2007	118,000,786	$1,180	$418,366	$(77,257)	$(3,903)	$515,206	$853,592

See notes to consolidated financial statements.

GLOBAL INDUSTRIES, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash Flows From Operating Activities
Net income	$159,960	$199,745	$34,758
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and non-stock-based amortization	45,214	51,190	49,861
Stock-based compensation expense	16,625	15,173	3,268
Provision for doubtful accounts	(3,537)	29,010	5,223
Gain on sale or disposal of property and equipment	(4,220)	(6,395)	(5,303)
Derivative gain	(249)	—	—
Loss on asset impairments	141	8,931	—
Reduction in litigation provision	—	(13,699)	—
Deferred income taxes	(17,133)	11,003	4,487
Tax penalties, fees, and adjustments	—	3,267	2,500
Excess tax benefits from stock-based compensation	(4,777)	(3,690)	—
Changes in operating assets and liabilities
Accounts receivable, unbilled work, and contract costs	31,440	(67,617)	(153,288)
Prepaid expenses and other	(9,693)	16,389	(8,860)
Accounts payable, employee-related liabilities and other accrued liabilities	84,550	38,723	74,259
Deferred dry-docking costs incurred	(30,651)	(13,895)	(10,386)
Litigation settlement payment	—	(22,050)	—

Net cash provided by (used in) operating activities	267,670	246,085	(3,481)

Cash Flows From Investing Activities
Proceeds from the sale of assets	5,813	13,431	9,176
Additions to property and equipment	(61,792)	(42,450)	(23,392)
Purchase of marketable securities	(466,680)	—	—
Sale of marketable securities	366,745	—	—
Decrease in (additions to) restricted cash	(48)	404	(1,477)

Net cash (used in) investing activities	(155,962)	(28,615)	(15,693)

Cash Flows From Financing Activities
Proceeds from the sale of common stock, net	17,685	9,220	7,720
Additions to deferred charges	(7,325)	(736)	(609)
Repayment of long-term debt	(3,960)	(3,960)	(3,960)
Repurchase of common stock	(76,613)	(644)	—
Proceeds from long-term debt	325,000	—	—
Excess tax benefits from stock-based compensation	4,777	3,690	—

Net cash provided by financing activities	259,564	7,570	3,151

Cash and Cash Equivalents
Increase (decrease)	371,272	225,040	(16,023)
Beginning of period	352,178	127,138	143,161

End of period	$723,450	$352,178	$127,138

See notes to consolidated financial statements.

GLOBAL INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Summary of Significant Accounting Policies
Organization – Global Industries, Ltd. and subsidiaries (the “Company,” “we,” “us” or “our”) provide construction and subsea services to the offshore oil and gas industry in the United States Gulf of Mexico, Latin America, West Africa, the Middle East (including the Mediterranean), and Asia Pacific/India regions. These services include pipeline construction, platform installation and removal, project management, construction support, diving services, diverless intervention, and marine support services. Most of our work is performed on a fixed-price basis, but we also perform services on a unit-rate basis, a cost-plus basis, a day-rate basis, or on a combination of such bases. Our traditional contracts are typically of short duration, being completed in one to five months. However, Engineering, Procurement, Installation and Commissioning contracts (EPIC), turnkey contracts, and certain international contracts can be for longer durations, in excess of one year.
Principles of Consolidation – The consolidated financial statements include the accounts of Global Industries, Ltd. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Cash and Cash Equivalents – Cash includes cash on hand, demand deposits, money market accounts, and securities with maturities of three months or less when purchased.
Restricted Cash — At December 31, 2007, the balance of restricted cash was comprised of cash deposits related to foreign currency exchange arrangements. Restrictions with respect to these deposits will remain in effect until we terminate the associated foreign currency arrangement.
Marketable Securities – We have invested in municipal-based auction rate securities which are debt and preferred stock instruments having longer-dated legal maturities (in most cases, many years), but with interest rates that are generally reset every 28-49 days under a Dutch auction system. Because we regularly liquidate our investments in these securities for reasons including, among others, changes in the availability of and the yield on alternative type investments, we have classified these securities as available-for-sale. The coupon interest rate for these securities outstanding at December 31, 2007 ranged from 4.25% to 5.90%, on a tax-exempt basis. Short-term marketable securities are carried at cost, which approximates fair value. Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and re-evaluates such determination at each balance sheet date. Investments classified as available-for-sale are carried at an estimated fair value with any unrealized gain or loss recorded in accumulated other comprehensive income. There was no unrealized gain or loss associated with the auction rate securities that were outstanding at December 31, 2007.
Receivables – Our receivables are presented in the following balance sheet accounts: (1) accounts receivable, (2) accounts receivable – long term, (3) unbilled work on uncompleted contracts, and (4) contract costs incurred not yet recognized. The balance of accounts receivable primarily consists of amounts which have been billed to customers for offshore construction services. Most of the balance of accounts receivable is collectible pursuant to routine collection terms, which are generally less than sixty days from the date of the invoice; however, some amounts which are included in accounts receivable are not immediately collectible due to retainage provisions in the applicable offshore construction contract. Amounts related to retainage which are expected to be collected within twelve months of the balance sheet date are carried in the balance of accounts receivable, and any amounts, including retainage, which have been billed but are not expected to be collected within twelve months are carried in the balance of accounts receivable – long term. The balance of unbilled work on uncompleted contracts includes (a) amounts which are receivable from customers for work that has not yet been billed pursuant to contractually specified milestone billing requirements and (b) revenue accruals. The balance of contract costs incurred not yet recognized represents those contract costs which have been incurred but excluded from our percentage-of-completion computation under the cost-to-cost method. Contract costs, especially incurred during the early stages of a contact, can be excluded from the percentage-of-completion computation if they do not provide a meaningful measure of contract performance and were not specifically produced for a particular project.

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
Assets Held for Sale — We follow the criteria of SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, for recording our long-lived assets held for sale. Long-lived assets held for sale are carried at the lower of the asset’s carry value or net realizable value, and depreciation ceases. As of December 31, 2007, we had $1.0 million of assets held for sale. These assets primarily consist of two DSVs, the Ocean Winsertor and Subtec II.
Property and Equipment, and Depreciation – Property and equipment are stated at cost less accumulated depreciation. Expenditures for property and equipment and items that substantially increase the useful lives of existing assets are capitalized at cost and depreciated. Routine expenditures for repairs and maintenance are expensed as incurred. Except for major construction vessels that are depreciated on the units-of-production (UOP) method over estimated vessel operating days, depreciation is provided utilizing the straight-line method over the estimated useful lives of the assets. The UOP method is based on vessel utilization days and more closely correlates depreciation expense to vessel revenue. In addition, the UOP method provides for a minimum depreciation floor in periods with nominal vessel use. Amortization of leasehold improvements is provided utilizing the straight-line method over the estimated useful lives of the assets or over the lives of the leases, whichever is shorter.
The periods used in determining straight-line depreciation and amortization follow:

Marine barges, vessels and related equipment	5 — 25 years
Machinery and equipment	5 — 18 years
Transportation equipment	3 — 10 years
Furniture and fixtures	2 — 12 years
Buildings and leasehold improvements	3 — 40 years
Interest Capitalization – Interest costs for the construction of certain long-term assets are capitalized and amortized over the related assets’ estimated useful lives. Approximately $0.3 million of interest was capitalized in 2007, and no interest was capitalized in 2006 or 2005.
Deferred Charges – Deferred charges consist principally of scheduled dry-docking costs and debt issuance costs. Dry-docking costs are capitalized and amortized using the straight-line method through the date of the next scheduled dry-docking, which typically occurs between thirty and sixty months after the most recently completed scheduled dry-docking. Amortization expense related to deferred dry-docking costs was $13.6 million in 2007, $13.7 million in 2006, and $12.8 million in 2005.
Debt issuance cost incurred in connection with the issuance of long-term debt is capitalized and amortized to interest expense. The debt issuance cost incurred on our Senior Convertible Debentures is being amortized over the earliest call date allowable under the indenture, which is August 1, 2014. The outstanding balance of deferred debt issuance costs was $12.3 million and $6.2 million at December 31, 2007 and 2006, respectively.

Goodwill – Goodwill represents the excess of cost over the fair value of net assets acquired and is tested for impairment on an annual basis, on January 1 or when circumstances indicate that impairment may exist. The carrying amount of goodwill as of December 31, 2007 and 2006, was approximately $37.4 million, and is primarily attributable to our Latin America segment.
Impairment of Long-Lived Assets – We follow the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, for measuring and recording impairments of long-lived assets. Long-lived assets held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We assess the recoverability of long-lived assets by determining whether the carrying values can be recovered through projected cash flows and operating results over their remaining lives. Any impairment of the asset is recognized when it is determined that such future undiscounted cash flows will be less than the carrying value of the asset.
Contracts in Progress and Revenue Recognition – We recognize revenue in accordance with the American Institute of Certified Public Accountants Statement of Position No. 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts. Revenues from construction contracts, which are generally recognized using the percentage-of-completion method, are measured by relating the actual cost of work performed to date to the current estimated total cost of the respective contract (the cost-to-cost option of the percentage of completion method). Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect vessel costs (including depreciation and amortization), labor, supplies, and repairs. Certain costs may be excluded from the cost-to-cost method of measuring progress, such as significant costs for materials and major third-party subcontractors, if it appears that such exclusion would result in a more meaningful measurement of actual contract progress and resulting periodic allocation of income. Provisions for estimated losses, if any, on uncompleted contracts are made in the period in which such losses are determined. Selling, general, and administrative costs are charged to expense as incurred. We also provide services on a day-rate basis to many of our customers. Revenues for day-rate services are recognized as the services are rendered if collectability is reasonably assured.
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
Derivative Financial Instruments – We use forward contracts to manage our exposure to foreign exchange rates. These contracts are accounted for by using the guidance of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity”, as amended. In accordance with SFAS No. 133, derivative instruments are recognized on the consolidated balance sheet at fair value, based on quoted market prices, and changes in the fair value of the derivative instruments are recorded each period in other comprehensive income or in earnings. Any portion of the change in fair value of the derivative instruments which become ineffective, with respect to the hedging relationship, is recognized in current earnings. See Note 4 for more information regarding the accounting for and classification of our outstanding derivative instruments.
We use derivative instruments for non-trading purposes. When we enter into derivative agreements, we formally document the relationship between the derivative position (hedge instrument) and the foreign currency exposure (hedged item), as well as the risk management strategy for the use of the hedge instrument. On an ongoing basis, we assess whether the derivative instrument continues to be highly effective of offsetting the changes in cash flows of the hedged item. If the derivative instrument is believed to be ineffective, then hedge accounting discontinues.
Foreign Currency Translation – We have determined that the United States dollar is the functional currency for substantially all of the financial statements of our foreign subsidiaries. Current exchange rates are used to remeasure assets and liabilities, except for certain accounts (including property and equipment, goodwill and equity) which are remeasured using historical rates. The translation calculation used to revalue the income statement was the average exchange rates during the period, except certain items (including depreciation and amortization expense) for which historical rates are used. Any resulting remeasurement gain or loss is included in other income (expense).

Stock-Based Compensation – Effective January 1, 2006, we adopted SFAS No. 123R (Revised 2004), Share-Based Payment (SFAS 123R), using the modified prospective transition method. This method requires us to record compensation expense based on grant-date fair value for all stock-based awards granted after the date of adoption of SFAS 123R, and for all awards granted prior to, but not yet vested as of the date of adoption of SFAS 123R. Prior to the adoption of SFAS 123R, we accounted for stock-based awards using the intrinsic value method in accordance with APB No. 25, Accounting for Stock Issued to Employees, as allowed under SFAS No. 123.
2005 Pro forma Disclosure - If the fair value based method prescribed by SFAS No. 123 had been applied in measuring employee stock-based compensation expenses in fiscal year 2005, the pro forma effect on net income and net income per share would have been as follows (in thousands, except income per share amounts):

Year ended
December 31,
2005
Net income	$34,758
Add: Recognized stock compensation expense, net of taxes	2,027
Less: SFAS 123R pro forma stock compensation expense, net of taxes	(2,793)

Pro-forma net income	$33,992

As reported:
Basic	$0.31

Diluted	$0.30

Pro forma:
Basic	$0.30

Diluted	$0.30

The fair value of stock options included in the above pro forma computation was calculated by using the Black-Scholes option valuation method based on the following assumptions: expected life of six years, risk-free interest rate of 4.54%, volatility rate of 46.59%, and no expected dividends.
Income Taxes – We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48) on January 1, 2007. This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken, or expected to be taken, on a tax return. Upon adoption of this interpretation, we recognized a $1.4 million cumulative adjustment for such tax positions as an increase to the opening balance of retained earnings on January 1, 2007, as reflected in the accompanying financial position for the period ended December 31, 2007. Please refer to Note 12 for additional information regarding the adoption of FIN 48.

We are a United States corporation that files income tax returns in the United States federal jurisdiction, various states’ jurisdictions, and foreign jurisdictions. As part of the legal entity structure, we have foreign affiliates that file income tax returns in various foreign jurisdictions in Asia Pacific, Latin America, Middle East, and West Africa. In some of the foreign jurisdictions, tax is determined on a deemed profit basis (percentage of revenue).
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
Deferred income taxes are provided for the estimated income tax effect of temporary differences between financial and tax bases in assets and liabilities. Deferred tax assets are also provided for certain tax credit carryforwards. A valuation allowance, to reduce deferred tax assets, is established when it is more likely than not that some or all of the deferred tax assets will not be realized.
Concentration of Credit Risk – Our customers are primarily national oil companies, major oil companies, independent oil and gas producers, and transportation companies operating in selected international areas and in the Gulf of Mexico. We perform ongoing credit evaluations of our customers and require posting of collateral when deemed appropriate. We provide allowances for possible credit losses when necessary.
Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States, requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions about future events and their effects cannot be perceived with certainty. Accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes. While we believe that the estimates and assumptions used in the preparation of the consolidated financial statements are appropriate, actual results could differ from those estimated. Estimates are used for, but are not limited to, determining the following: estimated costs to complete unfinished construction contracts, allowances for doubtful accounts, the recoverability of long-lived assets, the useful lives used in depreciation and amortization, income taxes and related valuation allowances, and other legal obligations.
Basic and Diluted Earnings Per Share – Basic earnings per share is computed based on the weighted average number of common shares and restricted stock awards outstanding during the period.  Diluted earnings per share includes the dilutive effects of outstanding stock options for purchase of common stock, and outstanding performance shares and units.
Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” (SFAS 160). SFAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS 160 is for fiscal periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 160 to years preceding the effective date are not permitted. We are currently evaluating the impact, if any, of SFAS 160.
In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after

December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 141(R) on our consolidated results of operations and financial condition.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits all entities to choose to measure many eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement was effective for us at the beginning of our fiscal year 2008. We currently have not elected to fair value any additional financial instruments under the guidance of SFAS 159.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value and requires expanded disclosure about the information used to measure fair value. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. The statement does not expand the use of fair value accounting in any new circumstances and is effective for the Company for the year ended December 31, 2008 and for interim periods included in that year, with early adoption encouraged. The Company will adopt SFAS No. 157 on January 1, 2008, for its financial assets and liabilities, which primarily consist of marketable securities and derivatives the Company records in accordance with SFAS No. 133, and on January 1, 2009, for its non-financial assets and liabilities. For its financial assets and liabilities, the Company expects that the adoption of SFAS No. 157 will primarily impact its disclosures and will not have a material impact on its financial position, results of operations and cash flows. The Company is currently evaluating the impact with respect to its non-financial assets and liabilities.
2. Receivables
Our receivables are presented in the following balance sheet accounts: (1) accounts receivable, (2) accounts receivable – long term, (3) unbilled work on uncompleted contracts, and (4) contract costs incurred not yet recognized. Accounts receivable are stated at net realizable value, and the allowances for uncollectible accounts were $1.3 million at December 31, 2007 and $17.2 million at December 31, 2006. Accounts receivable at December 31, 2007 and 2006 included $2.4 million and $4.4 million, respectively, of retainage, which was not immediately collectible due to contractually specified requirements.
The balance of Accounts receivable – long term at December 31, 2007 represented amounts related to retainage which were not expected to be collected within the next twelve months. Our receivables included claims and unapproved change orders of $46.0 million at December 31, 2007 and $21.4 million at December 31, 2006. These claims and change orders are amounts due for extra work and/or changes in the scope of work on certain projects.

Costs and Estimated Earnings on Uncompleted Contracts

	December 31,
	2007	2006
	(in thousands)
Costs incurred and recognized on uncompleted contracts	$838,856	$663,381
Estimated earnings	322,089	197,693

Costs and estimated earnings on uncompleted contracts	1,160,945	861,074
Less: Billings to date	(1,091,255)	(796,353)

	69,690	64,721
Plus: Accrued revenue(1)	8,371	21,702
Less: Advance billing on uncompleted contracts	(8,036)	—

	$70,025	$86,423

Included in accompanying balance sheets under the following captions:
Unbilled work on uncompleted contracts	$106,716	$90,980
Advance billings on uncompleted contracts	(36,691)	(4,557)

	$70,025	$86,423

(1)	Accrued revenue represents unbilled amounts receivable related to work performed on projects for which the percentage of completion method is not applicable.
3. Property and Equipment
Property and equipment at December 31, 2007 and 2006 is summarized as follows:

	December 31,
	2007	2006
	(in thousands)
Marine barges, vessels, and related equipment	$428,021	$427,153
Machinery and equipment	87,798	75,079
Transportation equipment	6,098	6,459
Furniture and fixtures	14,475	11,315
Buildings and leasehold improvements	47,305	47,429
Land	6,322	6,930
Construction in progress	68,757	28,536

	658,776	602,901
Less accumulated depreciation and amortization	(309,227)	(286,025)

Property and equipment – net	$349,549	$316,876

Depreciation expense related to property and equipment was $30.6 million in 2007, $37.9 million in 2006, and $37.2 million in 2005.
4. Derivative Financial Instruments
We provide services in a number of countries throughout the world and, as a result, are exposed to changes in foreign currency exchange rates. Costs in some countries are incurred, in part, in currencies other than the applicable functional currency. We selectivity use forward foreign currency contracts to manage our foreign currency exposure. As of December 31, 2007, the notional amount of outstanding forward foreign currency contracts was €10.0 million (or $14.6 million as of December 31, 2007) and 364.8 million denominated in Norwegian Kroners (or $67.3 million as of December 31, 2007). During the fourth quarter of 2006, due to changes in expectations regarding the timing and the probability of the occurrence of settlement related to the euro commitments (hedged items), the euro hedges became no longer “highly effective” as defined by SFAS

133, Accounting for Derivative Instruments and Hedging Activities, and hedge accounting was discontinued. During 2007, we recorded a net derivative gain of $1.6 million related to these derivative instruments, and will record changes in the fair value of these derivative instruments in our earnings until the contracts are settled.
There has been no change in the expectations regarding the Norwegian Kroner hedges. These forward foreign currency contracts remain highly effective and are accounted for as cash flow hedges, as defined by SFAS 133. Under this accounting treatment, changes in the fair value of the forward contracts, to the extent effective, will be recorded in “accumulated other comprehensive income” until the associated hedged items are settled or the hedging relationship ceases to be highly effective. During 2007, 2006 and 2005, there was no ineffective portion of the hedging relationship for these forward contracts. As of December 31, 2007, we had $5.1 million in unrealized gains, net of tax, in accumulated other comprehensive income related to forward foreign currency contracts. Included in this total is approximately $2.3 million in net unrealized gains which are expected to be realized in earnings during the twelve months following December 31, 2007.
5. Long-Term Debt
The components of long-term debt are as follows:

	December 31,
	2007	2006
	(in thousands)
United States Government Guaranteed Ship Financing Bonds, 2000 Series dated February 15, 2000, payable in semi-annual principal installments of $1,980,000, with an interest rate of 7.71%, maturing February 15, 2025, and collateralized by the Hercules vessel and related equipment with a net book value of $88.1 million at December 31, 2007	$69,300	$73,260
Senior Convertible Debentures are due in August 2027. Unsecured indebtedness with an interest rate of 2.75% payable semi-annually	325,000	—
Revolving Credit Facility with a syndicate of commercial banks, interest payable at variable rates	—	—

Total long-term debt	394,300	73,260
Less current maturities	3,960	3,960

Long-term debt, less current maturities	$390,340	$69,300

Annual maturities of long-term debt for each of the five years following December 31, 2007 and in total thereafter follow (in thousands).

2008	$3,960
2009	3,960
2010	3,960
2011	3,960
2012	3,960
Thereafter	374,500

Total	$394,300

United States Government Guaranteed Ship Financing Bond (Title XI bonds) – The bonds contain certain covenants, including the maintenance of minimum working capital and net worth requirements, which if not met result in additional covenants that restrict our operations and our ability to pay cash dividends. At December 31, 2007, we were in compliance with these covenants. The fair value of the bonds, based on quoted market prices, was approximately $77.1 million as of December 31, 2007.
Senior Convertible Debentures – Effective July 27, 2007, we issued $325.0 million of 2.75% Senior Convertible Debentures in a private placement offering pursuant to Rule 144A. The full amount of debentures were accounted for as a liability. The debentures are convertible into cash, and if applicable, into shares of the Company’s common stock, or under certain circumstances and at our election, solely into the Company’s common stock, based on a conversion rate of 28.1821 shares per $1,000 principal amount of debentures, which represents an initial conversion price of $35.48 per share. We may redeem all or a part of the debentures any time on or after August 1, 2014, for cash at a price equal to 100% of the principal amount of the debentures being redeemed plus accrued and unpaid interest. The holders of the debentures may require us to repurchase all or a part of their debentures for cash on August 1, 2017 and August 1, 2022 at a price equal to 100% of the principal amount of the debentures being redeemed plus accrued or unpaid interest, or upon the occurrence of certain types of fundamental changes. It is our intention to cash settle the debentures when cash settlement is an option.
We used $75.0 million of proceeds from the issuance of the debentures to repurchase 2.8 million shares of the Company’s common stock. The net proceeds received from the issuance of the debentures after the repurchase of Company common stock were $243.3 million.
The fair value of the debentures, based on quoted market prices, was approximately $291.3 million as of December 31, 2007.
Revolving Credit Facility – Concurrent with the issuance of the convertible debentures, we amended certain negative covenants in our Revolving Credit Facility that allowed for the issuance of the debentures and allowed us to use $75.0 million of proceeds from the debentures to repurchase shares of the Company’s common stock. On October 18, 2007, the Revolving Credit Facility was further amended to increase the overall borrowing capacity, reduce the interest rate premiums (“spreads”) to be paid on our borrowings, reduce the scope of certain negative covenants and extend the term of the facility. The borrowing capacity was extended from $130.0 million to $150.0 million with an increase in the optional provision for expansion from $150.0 million to $250.0 million. The amended Revolving Credit Facility permits borrowings based on a floating spread over prime rate ranging from 0.00% to 0.75% or London Interbank Offered Rate (“LIBOR”) ranging from 0.75% to 1.75% based upon certain of our financial ratios and matures on October 18, 2012. The bank fees associated with these amendments were approximately $0.4 million. At December 31, 2007, we had no borrowings against our Revolving Credit Facility, and $106.5 million of letters of credit outstanding. Accordingly, our borrowing capacity was $43.5 million at such time.
We also have a $16.0 million short-term credit facility at one of our foreign locations that is secured by a letter of credit issued under the Revolving Credit Facility described above. At December 31, 2007, we had $0.4 million in cash overdrafts reflected in accounts payable, $6.2 million of letters of credit outstanding, and $9.4 million of credit availability under this particular credit facility.
6. Commitments and Contingencies
Commitments
We lease real property and equipment in the normal course of business under varying operating lease agreements. These lease agreements, which include both non-cancelable and month-to-month terms, generally provide for fixed monthly rentals, and for certain of the leases, renewal options. Total rent expense for the years ended 2007, 2006 and 2005 was $61.6 million, $47.3 million and $13.5 million, respectively.
We have a long-term charter of the Titan 2, a 456-foot self-propelled twin-hulled derrick ship. The vessel charter payments are approximately $6.1 million annually. The charter term is 120 months expiring August 2013. This charter can be canceled by us at anytime, subject to a termination penalty consisting of the transfer to the vessel owner of title to our dynamic positioning (“DP”) system used on the vessel. The DP system was purchased and installed on the Titan 2, at our cost, in the first quarter of 2002 for a total cost of $8.9 million.
During the fourth quarter of 2005, we entered into a long-term charter for a newly built DSV which was delivered in June 2006. This charter, which includes a five-year fixed term and five one-year options, requires monthly payments denominated in Norwegian Kroners at an annual rate of approximately 63.1 million kroners (or $11.7 million at December 31, 2007). During the first quarter of 2006, we entered into a long-term charter for another newly built DSV which was delivered in October 2006. This charter, which includes a three-year fixed term and four one-year options, requires monthly payments denominated in Norwegian Kroners at an annual rate of approximately 78.5 million kroners (or $14.5 million as of December 31, 2007). As of December 31, 2007, we had entered into forward exchange agreements, which will enable us to fulfill our remaining non-cancellable Norwegian Kroner obligations under these charters at an average rate of 6.31 kroners per U.S. dollar.
The following table sets forth, as of December 31, 2007, our minimum rental commitments under operating leases with an initial non-cancellable term of one year or more (in thousands).

2008	$37,814
2009	43,519
2010	30,535
2011	25,072
2012	19,454
Thereafter	6,873

Total	$163,267

Construction and Purchases in Progress – We estimate that the cost to complete capital expenditure projects in progress at December 31, 2007 will be approximately $255.6 million. This amount includes an aggregate commitment of 62.4 million Singapore dollars (or $43.1 million as of December 31, 2007) and €17.5 million (or $25.7 million as of December 31, 2007).
Guarantees – In the normal course of our business activities, we provide guarantees and performance, bid, and payment bonds pursuant to agreements or obtaining such agreements to perform construction services. At December 31, 2007, the aggregate amount of these guarantees and bonds, which are scheduled to expire between January 2008 and February 2009, was $60.8 million.
Letters of Credit – In the normal course of our business activities, we are required to provide financial letters of credit to secure the performance and/or payment of obligations, including the payment of worker’s compensation claims. At December 31, 2007, we had approximately $106.5 million of letters of credit outstanding which are due to expire between January 2008 and October 2009.
Contingencies
In November 1999, we notified Vinci that as a result of material adverse changes and other breaches by Vinci, we were no longer bound by and were terminating the Share Purchase Agreement to purchase the shares of ETPM S.A. The Share Purchase Agreement provided for liquidated damages of $25.0 million to be paid by a party that failed to consummate the transaction under certain circumstances. We recorded a $33.5 million (pre-tax) provision in the fourth quarter of 2003. On June 30, 2006, we entered into a Settlement Agreement (the “Settlement Agreement”) with Vinci to settle all claims associated with this litigation. Under the terms of the Settlement Agreement, on July 3, 2006, we paid Vinci €17.5 million (approximately $22.0 million) in full and final settlement of its claims against us. Our operating income for 2006 includes the benefit of a $13.7 million reduction in the loss provision related to this litigation.
During the fourth quarter of 2007, we received a payroll tax assessment for the years 2005 through 2007 from the Nigerian tax authorities in the amount of $23.2 million. The assessment alleges that certain expatriate employees, working on projects in Nigeria, were subject to personal income taxes, which were not paid to the government. We filed a formal objection to the assessment on November 12, 2007. We do not believe these employees are subject to the personal income tax assessed and believe this matter will ultimately have to be resolved by litigation. However, we do not expect the ultimate resolution to have a material adverse effect on the Company.
On February 21, 2007, we received a $29.7 million tax assessment from Algeria for income tax, business tax and value added tax for the years 2005 and 2004. We are indemnified by our client for the value added tax portion, which is approximately $10.4 million, of the assessment. We accrued income taxes for the Algerian tax liability in conjunction with the project in 2005 and 2004. We engaged an outside tax counsel to assist us in resolving the tax assessment, and they are presently in discussions with the Algerian tax authorities. During the fourth quarter of 2007, we reached a final resolution with the Algerian tax authority for the income and the business tax portions of the assessment for approximately $2.5 million, including penalties. This amount has been fully reserved and will be paid in full during the first quarter of 2008. Based on our outside tax counsel’s discussions with the Algerian tax authorities, we expect the value added tax assessment will be waived.
In June 2007, the Company announced that it was conducting an internal investigation of its West Africa operations, focusing on the legality, under the U.S. Foreign Corrupt Practices Act (FCPA) and local laws, of one of its subsidiary’s reimbursement of certain expenses incurred by a customs agent in connection with shipments of materials and the temporary importation of vessels into West African waters. The Company further announced that the Audit Committee of the Company’s Board of Directors had engaged the law firm of Mayer Brown LLP, an international law firm with significant experience in investigating and advising on FCPA matters, to lead the investigation. The investigation is ongoing.
The Audit Committee began its internal investigation after management brought to the attention of the committee concerns about certain actions by a customs agent in connection with shipments of materials, obtaining temporary importation permits for its vessels into Nigeria, and the settlement of the FCPA proceedings involving certain Vetco Gray entities. In addition, the Company’s management and the Audit Committee were aware of press releases by three other companies disclosing that they are conducting internal investigations into the FCPA implications of certain actions by a customs agent in connection with the temporary importation of their vessels into Nigeria. The Company’s management considered it prudent to review the Company’s operations since it uses customs agents and the Company’s vessels that have operated in Nigeria do so under temporary importation permits.
The Company voluntarily contacted the staff of the Securities and Exchange Commission (SEC) and the U.S. Department of Justice to advise them that an independent investigation is under way and that it intends to cooperate fully with both agencies. The Company received a subpoena from the SEC requesting documents related to the Company’s dealings with the customs agent in question, focusing primarily on transactions in the Company’s West African operations, which indicates that the SEC has opened a formal non-public investigation into the matter. The letter accompanying the SEC subpoena states that the investigation and subpoena do not mean that the SEC or its staff has concluded that any violation of law has occurred, nor does it mean that they have a negative opinion of any person, entity or security. The Company has been cooperating fully with both agencies in connection with the matter and will continue to do so. Special counsel to the Audit Committee for the investigation has and will continue to provide interim updates to the agencies and the Audit Committee as the investigation progresses.
At this stage of the internal investigation the Company is unable to predict what conclusions, if any, the SEC will reach or whether the Department of Justice will open a separate investigation to investigate this matter or what potential remedies these agencies may seek. If the SEC or Department of Justice determines that violations of the FCPA have occurred, they could seek civil and criminal sanctions, including monetary penalties, against us and/or certain of our employees, as well as changes to our business practices and compliance programs, any of which could have a material adverse effect on our business and financial condition. In addition, such actions, whether actual or alleged, could damage our reputation and ability to do business. Further, detecting, investigating, and resolving these matters is expensive and consumes significant time and attention of our senior management.
Based on information obtained to date in our internal investigation, we have not determined if any potential liability that may result is either probable or can be reasonably estimated. As a result, we have not made any accrual in our financial statements at December 31, 2007. Management and the Audit Committee will work with independent counsel and appropriate personnel within the Company to implement promptly such measures as are considered appropriate.
We continue to use alternative procedures adopted after the commencement of the investigation to obtain Nigerian temporary import permits. These procedures are designed to assure FCPA compliance. Although we are still working and pursuing additional work in West Africa, we have declined or terminated available projects and delayed the start of certain projects in Nigeria in order to ensure FCPA compliance and appropriate security for our personnel and assets,. The possibility exists that we may have to curtail or cease our operations in Nigeria if appropriate long-tern solutions cannot be identified and implemented. We have worldwide customer relationships and a mobile fleet, and we are prepared to redeploy vessels to other areas as necessary to assure the vessels are utilized to the fullest extent possible.
Notwithstanding that the internal investigation is ongoing, we have concluded that certain changes to our compliance program would provide us with greater assurance that we are in compliance with the FCPA and its record-keeping requirements. We have had a long-time published policy requiring compliance with the FCPA and broadly prohibiting any improper payments by us to foreign or domestic officials as well as training programs for our employees, we have since the commencement of the internal investigation adopted, and may adopt additional, measures intended to enhance our compliance procedures and ability to audit and confirm our compliance. Additional measures also may be required once the investigation concludes.
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

7. Shareholders’ Equity
Accumulated Other Comprehensive Income – A roll-forward of the amounts included in accumulated other comprehensive income (loss), net of taxes, is shown below.

		Forward	Accumulated
	Accumulated	Foreign	Other
	Translation	Currency	Comprehensive
	Adjustment	Contracts	Income (Loss)
	(in thousands)
Balance at January 1, 2006	$(8,978)	$—	$(8,978)
Change in value	—	821	821
Reclassification of loss to earnings	—	73	73

Balance at December 31, 2006	$(8,978)	$894	$(8,084)
Change in value	—	4,249	4,249
Reclassification of loss to earnings	—	(68)	(68)

Balance at December 31, 2007	$(8,978)	$5,075	$(3,903)

The amount of accumulated translation adjustment included in accumulated other comprehensive income relates to subsidiaries whose functional currency was not the U.S. dollar in certain prior years. The amount of gain on forward foreign currency contracts included in accumulated other comprehensive income hedges our exposure to changes in Norwegian Kroners on our commitments under long-term vessel charters.
Comprehensive Income – Our comprehensive income includes changes in the fair value of our outstanding forward foreign currency contracts which qualify for hedge accounting treatment. The reconciliation between net income and comprehensive income is as follows:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Net income	$159,960	$199,745	$34,758
Comprehensive (loss) income:
Unrealized net gain on foreign currency hedges before taxes	6,432	1,375	—
Provision for income taxes	(2,251)	(481)	—

Comprehensive income	$164,141	$200,639	$34,758

Preferred Stock – We have authorized 30,000,000 shares of $0.01 par value preferred stock.
Treasury Stock – In connection with the issuance of the Senior Convertible Debentures in July 2007, we repurchased 2,800,597 shares of our common stock for a total cost of $75.0 million.
8. Restructuring Costs
In May 2007, the decision was made to relocate our Asia Pacific regional headquarters from Bangkok to Singapore in order to better align our strategies with our target markets. This relocation was completed by December 31, 2007 for a total cost of approximately $1.7 million. Included in the total cost was $1.0 million of selling, general and administrative expenses primarily for closing the Bangkok headquarters and $0.7 million for capital improvements to the Singapore headquarters.
9. Stock-Based Compensation
Stock-Based Compensation Expense
Compensation expense for our stock-based compensation plans was $16.6 million, $15.2 million, and $3.3 million for 2007, 2006, and 2005, respectively. Included in stock-based compensation expense for 2007 and 2006, was a charge of $2.2 million and $3.4 million, respectively, related to the acceleration of certain options, restricted shares, and performance shares/units partly attributable to the retirement of the founder and former Chairman of the Board of our Company. No compensation cost was capitalized as a part of inventory or fixed assets. The total income tax benefit recognized in our consolidated statements of operations for share-based compensation arrangements was $7.1 million, $4.8 million, and $1.0 million for 2007, 2006, and 2005, respectively.
Stock Benefit Plans
2005 Stock Incentive Plan – The plan permits the grants of non-qualified stock options, incentive stock options, restricted stock, performance awards, phantom shares, stock appreciation rights, substitute awards, and other stock-based awards (collectively, “Awards”) to our directors, employees, and consultants, provided that incentive stock options may be granted solely to employees. A maximum of 5,500,000 shares of our common stock may be delivered from Awards under the 2005 Stock Incentive Plan, provided that no more than 60% of such shares may be delivered in payment of restricted stock or phantom share awards. As of December 31, 2007, 2,528,541 shares were available for grant. Options granted under the plan in 2007 and 2006 vest 33-1/3% per year for three years and have a ten year term. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the effective date of grant. No awards were issued under this plan in 2005. Forfeiture restrictions on restricted shares lapse 100% after three years or 33-1/3% per year for three years. Performance-based units that have been granted under the plan, whose vesting is contingent upon meeting various company-wide performance goals, have forfeiture restrictions which lapse, if at all, at the end of a three-year performance period.
Non-Employee Director Compensation Plan — On May 16, 2006, the Compensation Committee of the Board of Directors approved an annual grant of 10,000 shares of restricted stock to each of the non-employee directors. A total of 91,535 and 90,000 restricted shares were awarded to directors in 2007 and 2006, respectively. The restricted stock awards were granted under the 2005 Stock Incentive Plan. Under the terms of the restricted stock awards, the forfeiture restrictions on the restricted stock lapse on the earlier of the date of the next annual meeting of shareholders or June 1 of the year after the year of grant, unless sooner forfeited. In addition, the forfeiture restrictions lapse on all of the restricted stock under the award immediately as of the date of a change of control or the non-employee director’s death or disability.
During 2007 and 2006, we purchased 7,300 and 38,000 shares, respectively, of common stock from directors pursuant to our Non-Employee Director Compensation policy at an aggregate cost of $0.2 million and $0.6 million, respectively. These transactions involved shares which were surrendered in exchange for the payment of income taxes.
1998 Equity Incentive Plan — The plan permits the granting of both stock options and restricted stock awards to officers and employees. The maximum number of shares of common stock that may be granted as options or restricted stock to any one individual during any calendar year is 10% of the number of shares authorized under the plan, and re-pricing of outstanding options is prohibited without the approval of our shareholders. As of December 31, 2007, 7,500,000 shares of common stock had been reserved for issuance under the plan, of which 1,245,735 were available for grant. No options, restricted shares, or performance-based restricted stock awards were granted under this plan in 2007 or 2006. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the effective date of grant. Options granted under the plan in 2005 vest over periods ranging from three to five years and have ten year terms. Forfeiture restrictions on restricted shares granted under the plan in 2005 lapse on the third anniversary date of the grant. Performance-based restricted stock granted under the plan, whose vesting is contingent upon meeting various company-wide performance goals, have forfeiture restrictions which lapse at the end of a three-year performance period. The performance period for the 2005 performance-based shares awarded under this plan ended on December 31, 2007.
1995 Employee Stock Purchase Plan (“Purchase Plan”) — The purchase plan provided a method for substantially all employees to voluntarily purchase a maximum of 2,400,000 shares of our common stock at favorable terms. Under the Purchase Plan, eligible employees were authorized to make payroll deductions that were used at the end of the option period to acquire shares of common stock at 85% of the fair market value on the first or last day of the option period, whichever was lower. This plan expired on December 31, 2005. For the year ended December 31, 2005, 100 employees purchased 95,431 shares at a weighted average cost of $8.322 per share.

Stock Option Activities
The following table summarizes stock option activity for each of the years ended December 31, 2007, 2006 and 2005.

		Weighted	Remaining	Aggregate
		Average	Average	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Life (in years)	(in thousands)
Outstanding at January 1, 2005	5,994,830	$9.97
Granted	18,000	8.45
Forfeited or expired	(634,150)	13.83
Exercised	(919,630)	6.43

Outstanding at December 31, 2005	4,459,050	$10.14	4.7	$5,410

Granted	1,086,300	13.07
Forfeited or expired	(262,990)	11.91
Exercised	(1,073,603)	9.03

Outstanding at December 31, 2006	4,208,757	$11.06	5.0	$11,072

Granted	471,775	14.03
Forfeited or expired	(220,918)	13.75
Exercised	(1,544,559)	11.42

Outstanding at December 31, 2007	2,915,055	$11.15	5.4	$30,046

Fully vested and expected to vest at December 31, 2007	2,675,074	$10.97	5.1	$28,051

Exercisable at December 31, 2007	1,955,129	$10.13	3.8	$22,067

The weighted average grant-date fair value of options granted during 2007, 2006 and 2005 was $7.89, $7.50 and $6.19 per share, respectively. We estimated the fair value of options using the Black-Scholes option valuation model using the following assumptions.

	Year ended
	December 31
	2007	2006	2005
Expected life in years	6 years	6 years	6 years
Risk-free interest rate	3.83 -5.09%	4.61-5.15%	4.54%
Volatility	50.95-54.45%	54.82-58.70%	46.59%
Forfeiture rate	25.00%	25.00%	Actual
Expected dividends	-0-	-0-	-0-
Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by us.
The total intrinsic value (fair value of the underlying stock less exercise price) of options exercised was $15.4 million, $6.3 million, and 4.0 million during 2007, 2006, and 2005, respectively.
Cash received for options exercised during 2007, 2006, and 2005 was $17.7 million, $9.2 million, and $7.7 million, respectively.
The following table summarizes non-vested options activity for each of the three years ended December 31, 2007, 2006 and 2005.

		Weighted
		Average
		Grant-Date
Non-vested shares	Shares	Fair Value
Outstanding at January 1, 2005	1,745,681	$8.41
Vested	(830,371)	9.11
Forfeited	(150,320)	7.31
Granted	18,000	8.45

Outstanding at December 31, 2005	782,990	$7.88
Vested	(442,220)	8.63
Forfeited	(157,270)	10.12
Granted	1,086,300	13.07

Outstanding at December 31, 2006	1,269,800	$11.78
Vested	(625,963)	11.08
Forfeited	(155,686)	12.44
Granted	471,775	14.03

Outstanding at December 31, 2007	959,926	$13.23

As of December 31, 2007, there was $2.3 million of total unrecognized compensation cost related to non-vested options. This cost is expected to be recognized over a weighted-average period of 1.8 years.
Stock Award Activities
Restricted stock – The following table summarizes non-vested restricted stock for the year ended December 31, 2007.

		Weighted	Remaining
		Average	Average	Aggregate
		Grant-Date	Contractual	Value
	Shares	Fair Value	Life (in years)	(in thousands)
Outstanding at January 1, 2007	1,515,933	$11.36	1.66	$17,224

Granted	386,775	14.45
Forfeited or expired	(199,494)	13.45
Vested and released to participants	(813,664)	8.81

Outstanding at December 31, 2007	889,550	$14.56	1.59	$12,948

The weighted average grant-date fair value of restricted shares granted during 2006 and 2005 was $14.97 and $10.97 per share, respectively. We used a forfeiture rate of 22% and 12% on restricted stock awards during 2007 and 2006, respectively. No forfeiture rate was used during 2005 as this period proceeded our adoption of SFAS 123R. The total fair value of awards which vested in 2007, 2006, and 2005 was $7.2 million, $0.5 million, and $1.0 million, respectively. As of December 31, 2007, there was $8.3 million of total unrecognized compensation cost related to non-vested restricted shares that is expected to be recognized over a weighted-average period of 1.68 years.

Performance Shares – The following table summarizes non-vested performance shares activity for the year ended December 31, 2007.

		Weighted
		Average	Aggregate
		Grant-Date	Value
	Shares	Fair Value	(in thousands)
Outstanding at January 1, 2007	872,000	$5.98	$5,211

Forfeited or expired	(66,452)	7.46

Outstanding at December 31, 2007	805,548	$5.85	$4,716

The non-vested and outstanding shares displayed in the above table assume that shares are issued at the maximum performance level (100%). Shares which are earned based upon criteria other than a market condition are assumed issued at 100% of the maximum performance level. The aggregate value reflects the impact of current expectations of achievement and stock price. Performance shares/units are segregated between those shares earned based upon a market condition and those earned based upon other criteria. Performance shares/units, which are dependent upon a market condition, are measured using the fair value at the date of grant and a 100% expected achievement level. The fair value of the market-based awards is based upon a Monte Carlo Simulation. Performance shares/units, which have no market-based earnings criteria, are initially measured using fair value at date of award and expected achievement levels on date of grant. Compensation cost is then periodically adjusted to reflect changes in expected achievement through the settlement date.
As of December 31, 2007, there was $0.1 million of total unrecognized compensation cost related to non-vested performance shares that is expected to be recognized over a weighted-average period of 0.75 years.
Performance-based Units – The following table summarizes the non-vested performance-based units activity for the year ended December 31, 2007.

		Weighted
		Average	Aggregate
		Grant-Date	Value
	Units	Fair Value	(in thousands)
Outstanding at January 1, 2007	218,186	$15.15	$3,306

Granted	217,028	14.62
Forfeited or expired	(78,840)	15.35

Outstanding at December 31, 2007	356,374	$14.78	$5,267

The non-vested and outstanding units displayed in the above table assume that units are issued at the maximum performance level (100%). Units which are earned based upon criteria other than a market condition are assumed issued at 100% of the maximum performance level. The aggregate value reflects the impact of current expectations of achievement through the end of the cycle and stock price. As of December 31, 2007, there was a total of $2.6 million of unrecognized compensation cost related to non-vested performance unit awards that is expected to be recognized over a weighted-average period of 1.69 years.
10. Employee Benefits
During 2007, employees were eligible to participate in our defined contribution plan (“401(k) Plan”) immediately upon employment. After ninety days of employment, we matched the employees’ contribution to the greater of 100% of the first $1,000 or 50% of up to 6% of base compensation, not exceeding the statutory limit on contributions. In 2006 and 2005, our matching contribution was 100% of the first $1,000 of employee’s contribution. In 2007, 2006 and 2005, the vesting period for the matching contribution was 100% after four years of participation.
Effective January 1, 2008, our 401(k) Plan was amended to increase our matching contribution and to change the vesting period. Starting 2008, we match employees’ contributions immediately after their employment at 100% contributed by the employees up to 6% of their base compensation over a vesting period of 25% each year up to four years of participation.
We have a management incentive compensation plan which rewards managerial employees when our financial results meet or exceed targets set by our Board of Directors. Incentive compensation expense under this plan was $3.2 million, $4.4 million, and $2.9 million in 2007, 2006, and 2005, respectively.
11. Asset Disposal and Impairments
Due to escalating costs for dry-docking services, escalating repair and maintenance costs for aging vessels, increasing difficulty in obtaining certain replacement parts, and declining marketability of certain vessels, we decided to forego dry-docking and/or refurbishment of certain vessels and to permanently retire them from service. As a result of our decision, we recognized net gains on the disposition of certain vessels, and non-cash impairment charges on the retirement of other vessels.
Net Gains on Asset Disposal – Net gains on asset disposal totaled $4.2 million for 2007, which primarily consisted of the sale of three DSVs, and consequently, we recorded a $1.3 million gain in Asia Pacific/India, a $2.3 million gain in the Middle East, and a $1.0 million gain in Latin America. Gains were partially offset by disposal of ancillary dive support systems in our Gulf of Mexico and Latin American segments. In 2006, gains on asset sales included a $3.0 million gain on the sale of a cargo barge in our Gulf of Mexico OCD segment and a $2.6 million gain on the sale of three crew vessels and two DSVs in our Gulf of Mexico Subsea segment.
Losses on Asset Impairments – The table below sets forth the segments, assets, and amounts associated with the impairment charges which were incurred in 2007 and 2006. There were no such impairments during 2005.

		Year Ended December 31,
Segment	Description of Asset	2007	2006
		(in thousands)
Gulf of Mexico OCD	One MCV & Other	$—	$1,415
Gulf of Mexico Subsea	One DSV	—	1,963
Latin America	Three DSVs	—	1,434
Middle East	One MCV & Two DSVs	—	4,119
Corporate	Other	141	—

Total		$141	$8,931

12. Income Taxes
Our provision for income tax expense on income from operations before taxes was as follows:

	Year Ended December 31,
	2007	2006	2005
		(in thousands)
U.S. federal and state:
Current	$21,482	$29,915	$15,593
Deferred	(11,255)	6,882	4,258
Foreign:
Current	47,684	44,098	7,951
Deferred	(3,969)	5,347	3,454

Total	$53,942	$86,242	$31,256

State income taxes included above are not significant for any of the periods presented.
Income from operations before income taxes consisted of the following:

	Year Ended December 31,
	2007	2006	2005
		(in thousands)
United States	$39,016	$96,989	$66,439
Foreign	174,886	188,998	(425)

Total	$213,902	$285,987	$66,014

The provision (benefit) for income taxes on income from operations before taxes varies from the U.S. federal statutory income tax rate due to the following:

	Year Ended December 31,
	2007	2006	2005
		(in thousands)
Taxes at U.S. federal statutory rate of 35%	$74,866	$100,095	$23,105
Foreign tax credit	—	—	(1,903)
Permanent book to tax differences:
Exchange and inflationary gains on foreign tax filings	137	(157)	2,425
Disallowed deductions	598	1,186	956
Interest income on affiliate balances	2,157	2,197	805
Other permanent differences	—	2,946	1,161
Foreign income taxes at different rates	(21,272)	(21,460)	6,675
Foreign net operating loss carryforward valuation allowance	11	2,901	1,036
Valuation allowance reversal	(336)	—	(3,004)
Section 199 tax-exempt income and various items	(2,219)	(1,466)	—

Total	$53,942	$86,242	$31,256

Our effective tax rates were 25%, 30% and 47% for the years 2007, 2006 and 2005, respectively.
At December 31, 2007, we had available net operating loss (“NOL”) carryforwards for foreign jurisdiction purposes of approximately $36.6 million, which, if not used, will expire between 2008 and 2016. Approximately $8.4 million of the NOL carryforwards will expire in 2008, if not utilized. One foreign jurisdiction has an indefinite NOL carryforward period. A valuation allowance has been set up for the remaining foreign NOL carryforwards as currently we do not believe that they will be utilized prior to their expiration.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising our net deferred tax balance as of December 31, 2007 and 2006 are as follows:

	December 31,
	2007	2006
	(In thousands)
Deferred Tax Liabilities:
Excess book over tax basis of property and equipment	$42,929	$45,967
Deferred charges	3,607	3,640
Accounts receivable	1,783	2,311
Deferred Tax Assets, Current:
Net operating loss carryforward	(11,341)	(11,208)
Valuation allowance	10,594	10,586
Accrued liabilities	(1,209)	(177)
Allowance for doubtful accounts	(316)	(316)
Stock-based compensation (not currently deductible)	(2,303)	(1,756)
Deferred Tax Assets, Non-Current:
Stock-based compensation (not currently deductible)	(4,476)	(2,711)
Foreign Tax Credit	(7,814)	—

Net deferred tax liability	$31,454	$46,336

We have not provided deferred taxes on foreign earnings because such earnings are intended to be reinvested indefinitely outside of the United States. Remittance of foreign earnings are planned based on projected cash flow needs as well as working capital and long-term investment requirements of our foreign subsidiaries and our domestic operations. In 2008, we expect to be in an overall cumulative indefinitely reinvested, undistributed foreign earnings positive position. The undistributed earnings totaled $128.1 million at December 31, 2007. We have not provided deferred taxes for 2007 for earnings that are permanently reinvested. The foreign tax rate exceeds the U.S. tax rate of 35%. No withholding tax would be applicable on any distribution, if made.
Adoption of FIN 48 “Accounting for Uncertainty in Income Taxes” – We adopted the provisions of FIN 48 on January 1, 2007. This interpretation prescribes a recognition threshold and measurement attribute for the tax positions taken, or expected to be taken, on a tax return. As a result of the implementation of Interpretation No. 48, we recognized approximately a $1.4 million decrease for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007, balance in retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits is provided below (in thousands):

Balance at January 1, 2007	$5,504
Additions based on positions for current year	—
Additions for tax positions for prior year	937
Settlements	(532)

Balance at December 31, 2007	$5,909

We recognize interest and penalties related to unrecognized tax benefits as part of non-operating expenses. During the years ended December 31, 2007, 2006 and 2005, we recognized approximately $3.3 million, $2.1 million, and $2.3 million, respectively, in interest and penalties. We had approximately $7.7 million and $4.6 million accrued interest and penalties in current and non-current other liabilities at December 31, 2007 and 2006, respectively.
There are unrecognized tax benefits of $13.6 million, all of which would impact our effective tax rate, if recognized.

During the next twelve months it is reasonably possible that the FIN 48 reserve could decrease by $3.9 million if certain West Africa filing requirements are resolved. There was no material change to the FIN 48 reserve for the year end December 31, 2007.
The tax years 1998 through 2006 (see table below) remain open to examination by the major taxing authorities to which we are subject. Indonesia and Oman have commenced examination of our affiliates’ income tax returns. No material adjustments are expected by the above foreign jurisdictions. The following table summarizes the open tax years by major jurisdictions:
•	United States 1999 to 2007

•	Latin America 2002 to 2007

•	West Africa 1998 to 2007
13. Earnings Per Share
The following table presents the reconciliation between basic shares and diluted shares.

	Year Ended December 31
	2007	2006	2005
	(in thousands, except per share data)
Net Income	$159,960	$199,745	$34,758

Common shares dilution
Weighted-average shares outstanding — basic	116,137	115,632	113,959
Effect of dilutive securities
Stock options	1,325	1,239	1,113
Performance shares and units	357	436	—

Weighted-average shares outstanding — diluted	117,819	17,307	115,072

Earnings per common share
Basic	$1.38	$1.73	$0.31

Diluted	$1.36	$1.70	$0.30

During the years ended 2007, 2006, and 2005, 0.4 million, 0.5 million and 2.0 million shares, respectively, were excluded from the computation of diluted earnings per share because the effect of their inclusion was anti-dilutive. These excluded shares represent options for which the strike price was in excess of the average market price of our common stock for the period reported.
The net settlement premium obligation on the Senior Convertible Debentures, issued in July 2007, was not included in the dilutive earnings per share calculation for the year ended December 31, 2007 because the conversion price of the debentures was in excess of our common stock price.

14. Industry, Segment and Geographic Information
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
During the first quarter of 2006, our reportable segments were reorganized primarily to combine the previously reported offshore construction and subsea segments into geographical regions, with the exception of the Gulf of Mexico. The Gulf of Mexico continued to report offshore construction and subsea segments separately. The six reorganized reportable segments consisted of Gulf of Mexico Offshore Construction Division (OCD), Gulf of Mexico Subsea (formerly “diving”), Latin America, West Africa, Middle East (including Mediterranean and India) and Asia Pacific. This segment reporting continued throughout 2006 until the second quarter of 2007.
During 2007, we reorganized the underlying operations and economics of the operating segments. As a result, the reportable segments were realigned to better reflect the reporting structure of our internal management and to facilitate our growth strategy and renewed focus on diving and underwater services. Beginning in the second quarter of 2007, our reportable segments were reorganized into the following six segments: Gulf of Mexico OCD, Gulf of Mexico Subsea, Latin America, West Africa, Middle East (including the Mediterranean) and Asia Pacific/India. This reorganization is reflected as a retrospective change to the financial information presented for the years ended 2007, 2006 and 2005 and consists of the following:
•	transfer of inter-segment revenues from the Gulf of Mexico OCD to the Gulf of Mexico Subsea;

•	a geographical shift of India operations from the Middle East to Asia Pacific;

•	transfer of a portion of subsea services from the Middle East to West Africa; and

•	corporate interest income and expense no longer being allocated to the reportable segments.
The following tables present information about the profit or loss and assets of each of our reportable segments for the years ended 2007, 2006 and 2005. Segment assets do not include intersegment receivable balances as we feel that such inclusion would be misleading or not meaningful. The presentation of segment assets is determined by where our assets are assigned at period end. Because many of our assets are mobile and can be used in multiple phases of our integrated range of services, some of our assets are used by more than one segment during a given period. However, we have not allocated the value of such assets between segments because we believe that it is not practical to do so.

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Total segment revenues
Gulf of Mexico OCD	$106,478	$189,778	$154,306
Gulf of Mexico Subsea	150,407	152,169	70,142
Latin America	226,999	500,324	256,337
West Africa	184,651	191,363	30,375
Middle East	186,317	2,699	31,326
Asia Pacific/India	181,187	235,320	175,477

Subtotal	$1,036,039	$1,271,653	$717,963

Intersegment eliminations
Gulf of Mexico OCD	$(7,726)	$(10,792)	$(2,228)
Gulf of Mexico Subsea	(17,867)	(24,794)	(26,567)
Latin America	(322)	(1,218)	(553)
West Africa	—	—	—
Middle East	(17,466)	—	—
Asia Pacific/India	(145)	—	—

Subtotal	$(43,526)	$(36,804)	$(29,348)

Consolidated revenues	$992,513	$1,234,849	$688,615

Interest expense
Gulf of Mexico OCD	$—	$—	$—
Gulf of Mexico Subsea	—	—	—
Latin America	2,194	1,378	579
West Africa	811	1,128	—
Middle East	4	85	78
Asia Pacific/India	3	631	999
Corporate	10,427	7,565	8,536

Consolidated interest expense	$13,439	$10,787	$10,192

Depreciation and amortization expense
Gulf of Mexico OCD	$6,536	$10,304	$12,674
Gulf of Mexico Subsea	6,046	3,606	2,454
Latin America	6,174	8,820	7,075
West Africa	14,285	8,058	3,617
Middle East	5,814	980	1,872
Asia Pacific/India	7,380	18,763	19,607
Corporate	15,604	15,832	5,830

Consolidated depreciation and amortization	$61,839	$66,363	$53,129

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Income (loss) before taxes
Gulf of Mexico OCD	$12,631	$48,494	$39,560
Gulf of Mexico Subsea	59,849	59,415	26,693
Latin America	97,604	131,993	3,312
West Africa	(14,952)	25,605	(10,084)
Middle East	29,568	(4,125)	10,475
Asia Pacific/India	11,473	13,405	2,804
Corporate (litigation provision)	—	13,699	—
Corporate interest income (expense)	17,729	(2,499)	(6,746)

Consolidated income before taxes	$213,902	$285,987	$66,014

Segment assets at period end
Gulf of Mexico OCD	$110,175	$128,018	$191,052
Gulf of Mexico Subsea	68,269	84,499	32,022
Latin America	261,183	249,406	168,646
West Africa	315,648	188,028	63,211
Middle East	149,844	6,517	11,876
Asia Pacific/India	122,248	131,602	250,131
Other	562,405	282,927	127,724

Consolidated segment assets at period end	$1,589,772	$1,070,997	$844,662

Expenditures for long-lived assets
Gulf of Mexico OCD	$1,761	$1,875	$374
Gulf of Mexico Subsea	514	13,766	4,812
Latin America	5,910	539	579
West Africa	1,873	1,457	967
Middle East	11,960	1,112	1,305
Asia Pacific/India	833	11,840	8,218
Other	38,941	11,861	7,137

Consolidated expenditures for long-lived assets	$61,792	$42,450	$23,392

The following table presents our revenues from external customers attributed to operations in the United States and foreign areas and long-lived assets in the United States and foreign areas.

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Revenues from external customers
United States	$231,292	$303,090	$135,817
Mexico	226,677	500,669	259,397
India	145,542	143,485	40,511
Saudi Arabia	132,493	—	—
China	1,695	54,420	77,130
Other	254,814	233,185	175,760

	$992,513	$1,234,849	$688,615

Long lived assets at period end
United States	$137,442	$108,241	$117,600
Foreign areas	212,107	208,635	212,802

	$349,549	$316,876	$330,402

These assets include marine vessels and related equipment that are mobile and frequently move between countries.
15. Major Customers
The following table sets forth revenues from certain customers from whom we earned 10% or more of our total revenues in a given year.

	Year Ended December 31,
	2007		2006		2005
	(in thousands)
	Amount	%	Amount	%	Amount	%
Customer A	$223,803	23%	$499,105	40%	$245,598	36%
Customer B	137,931	14%	235,284	19%	63,125	9%
Customer C	39,408	4%	133,209	11%	13,388	2%
Customer D	1,695	—	56,211	5%	78,363	11%
Sales to Customer A were reported by our Latin America segment. Sales to Customer B were reported by multiple segments. Sales to Customer C and Customer D were reported by our Asia Pacific/India segment. Our accounts receivable balances as of December 31, 2007 and 2006 included $1.6 million and $44.5 million, respectively, which was due from Customer A.

16. Supplemental Disclosures of Cash Flow Information
Supplemental cash flow information for 2007, 2006 and 2005 are as follows.

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Cash paid for:
Interest, net of amount capitalized	$5,634	$12,772	$9,282
Income taxes	66,540	55,437	8,286
Other Non-Cash Transactions:
During 2007 and 2006 the tax effect of the exercise of stock options resulted in an increase in additional paid-in capital and reductions to income taxes payable of $4.8 million and $3.7 million, respectively.
17. Related Party Transactions
Pursuant to a consulting and rental agreement with Mr. W. Dore’, the founder of our Company and retired Chairman of the Board of Directors of our Company, as of May 16, 2007, we recorded expenses of $428,000, $46,000 and $13,800 for service provided by and/or office space leased during 2007, 2006 and 2005, respectively. In 2007, we also purchased $26,556 of equipment from Mr. W. Dore’ and sold him $26,556 of equipment.

Interim Financial Information (Unaudited)
The following is a summary of consolidated interim financial information for 2007 and 2006:

	First	Second	Third	Fourth		Total
	Quarter	Quarter	Quarter	Quarter		Year
	(In thousands, except per share amounts)
2007
Revenues	$277,009	$248,940	$203,536	$263,028		$992,513
Gross profit	93,474	74,133	56,822	48,316	(2)	272,745
Net income	54,456	41,129	31,475	32,900	(2)	159,960

Net income per share
Basic	$0.47	$0.35	$0.27	$0.29		$1.38
Diluted	$0.46	$0.35	$0.27	$0.28		$1.36

2006
Revenues(1)	$246,267	$367,631	$316,865	$304,086		$1,234,849
Gross profit(1)	48,130	101,137	104,838	93,741		347,846
Net income(1)	18,764	62,383	63,669	54,929		199,745

Net income per share(1)
Basic(1)	$0.16	$0.54	$0.55	$0.47		$1.73
Diluted(1)	$0.16	$0.53	$0.54	$0.47		$1.70

(1) The second quarter of 2006 includes a $13.7 million (or $0.08 per diluted share, net of tax) reduction of a litigation provision.
(2) Includes the effect of a $2.5 million Algerian business and income tax settlement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management has established and maintains a system of disclosure controls and procedures to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2007, our management, including our principal executive officer and principal financial officer, conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of December 31, 2007 are effective in ensuring that the material information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE OF THE REGISTRANT
The information required by this Item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2008 Annual Meeting of Shareholders. See “Item (Unnumbered) Executive Officers of the Registrant” appearing in Part I of this Annual Report.
ITEM 11. EXECUTIVE COMPENSATION
The information required by the Item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2008 Annual Meeting of Shareholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2008 Annual Meeting of Shareholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2008 Annual Meeting of Shareholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2008 Annual Meeting of Shareholders.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1	-	Financial Statements.
Included in Part II of this report.
Independent Auditors’ Report.
Consolidated Balance Sheets as of December 31, 2007 and 2006.
Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005.
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2007, 2006 and 2005.
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005.
Notes to Consolidated Financial Statements.

	2	-	Financial Statement Schedules.

The following financial statement schedule is included:

Schedule II — Valuation and Qualifying Accounts.

All other financial statement schedules are omitted because the information is not required or because the information required is in the financial statements or notes thereto.
	3	-	Exhibits.

Pursuant to Item 601(B)(4)(iii), the Registrant agrees to furnish to the Commission, upon request, a copy of any instrument with respect to long-term debt not exceeding 10% of the total assets of the Registrant and its consolidated subsidiaries.

The following exhibits are filed as part of this Annual Report:

	3.1	-	Amended and Restated Articles of Incorporation of Registrant as amended, incorporated by reference to Exhibits 3.1 and 3.3 to the Form S-1 Registration Statement filed by the Registrant (Reg. No 33-56600).
	3.2	-	Bylaws of Registrant as amended through October 31, 2007, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed November 2, 2007.
	4.1	-	Form of Common Stock certificate, incorporated by reference to Exhibit 4.1 to the Form S-1 filed by Registrant (Reg. No. 33-56600).
	10.1	-	Global Industries, Ltd. 1992 Stock Option Plan, incorporated by reference to Exhibit 10.1 to the Form S-1 filed by Registrant (Reg. No. 33-56600).
	10.2	-	Global Industries, Ltd. Profit Sharing and Retirement Plan, as amended, incorporated by reference to Exhibit 10.2 to the Form S-1 filed by Registrant (Reg. No. 33-56600).
	10.3	-	Agreement of Lease dated May 1, 1992, between SFIC Gulf Coast Properties, Inc. and Global Pipelines PLUS, Inc., incorporated by reference to Exhibit 10.6 to the Form S-1 filed by Registrant (Reg. No. 33-56600).
	10.4	-	Lease Extension and Amendment Agreement dated January 1, 1996, between Global Industries, Ltd. and William J. Doré relating to the Lafayette office and adjacent land, incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

	10.5	-	Agreement between Global Divers and Contractors, Inc. and Colorado School of

Mines, dated October 15, 1991, incorporated by reference to Exhibit 10.20 to the Form S-1 filed by Registrant (Reg. No. 33-56600).
10.6	-	Sublicense Agreement between Santa Fe International Corporation and Global Pipelines PLUS, Inc. dated May 24, 1990, relating to the Chickasaw’s reel pipelaying technology, incorporated by reference to Exhibit 10.21 to the Form S-1 filed by Registrant (Reg. No. 33-56600).
10.7	-	Non-Competition Agreement and Registration Rights Agreement between the Registrant and William J. Doré, incorporated by reference to Exhibit 10.23 to the Form S-1 filed by Registrant (Reg. No. 33-56600).
10.8	-	Global Industries, Ltd. Restricted Stock Plan, incorporated by reference to Exhibit 10.25 to the Form S-1 filed by Registrant (Reg. No. 33-56600).
10.9	-	Second Amendment to the Global Industries, Ltd. Profit Sharing Plan, incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-81322).
10.10	-	Trust Indenture relating to United States Government Guaranteed Ship Financing Obligations between Global Industries, Ltd., shipowner, and Hibernia National Bank, Indenture Trustee, dated as of September 27, 1994, incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995.
10.11	-	Amendment to Global Industries, Ltd. 1992 Stock Option Plan, incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996.
10.12	-	Trust Indenture relating to United States Government Guaranteed Ship Financing Obligations between Global Industries, Ltd., shipowner, and First National Bank of Commerce, Indenture Trustee, dated as of August 15, 1996, incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997 (SEC File No. 000-21086).
10.13	-	Form of Indemnification Agreement between the Registrant and each of the Registrant’s directors, incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997 (SEC File No. 000-21086).
10.14	-	Amendment Assignment and Assumption of Authorization Agreement relating to United States Government Ship Financing obligations between Global Industries, Ltd., shipowner, and First National Bank of Commerce, Indenture Trustee, dated as of October 23, 1996, incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997 (SEC File No. 000-21086).
†10.15	-	Global Industries, Ltd. 1998 Equity Incentive Plan incorporated by reference to exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (SEC File No. 000-21086).
10.16	-	Facilities Agreement (related to Carlyss Facility) by and between the Registrant and Lake Charles Harbor and Terminal District dated as of November 1, 1997, incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 (SEC File No. 000-21086).
10.17	-	Ground Lease and Lease-Back Agreement (related to Carlyss Facility) by and between the Registrant and Lake Charles Harbor and Terminal District dated as of November 1, 1997, incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 (SEC File No. 000-21086).
10.18	-	Pledge and Security Agreement (related to Carlyss Facility) by and between Registrant and Bank One, Louisiana, National Association, dated as of November 1, 1997, incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 (SEC File No. 000-21086).
†10.19	-	Global Industries, Ltd. Non-Employee Directors Compensation Plan, incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (Reg. No. 333-69949).

10.20	-	Trust Indenture relating to United States Government Guaranteed Ship Financing Obligations between Global Industries, Ltd., shipowner, and Wells Fargo Bank, Indenture Trustee, dated as of February 22, 2000, incorporated by reference to Exhibit 10.33 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.
†10.21	-	2000 Amendment to Global Industries, Ltd. 1998 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report for the quarter ended March 31, 2001(SEC File No. 000-21086).
†10.22	-	Severance Agreement dated February 22, 1995 between Global Industries, Ltd. and James J. Doré, incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report for the quarter ended March 31, 2001(SEC File No. 000-21086).
10.23	-	Act of Cash Sale dated September 22, 2004 by and between Global Movible Offshore, LLC and Doré Partners, Ltd. (incorporated by reference to Exhibit 10.1 to Form 8-K filed September 30, 2004).
†10.24	-	Form of Executive Long-Term Restricted Stock Agreement (Performance Vesting/POC-TSR Based). (incorporated by reference to Exhibit 10.1 to Form 8-K filed September 30, 2004).
†10.25	-	Global Industries, Ltd. 2005 Management Incentive Plan. (incorporated by reference to Exhibit 10.40 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).
†10.26	-	Global Industries, Ltd. 2005 Stock Incentive Plan. (incorporated by reference to Exhibit 10.42 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).
†10.27	-	Global Industries, Ltd. 2005 Restricted Stock Agreement Form. (incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed November 7, 2005).
†10.28	-	Letter Agreement between the Company and Peter S. Atkinson dated November 16, 2005. (incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed November 22, 2005).
†10.29	-	Amendment No. 1 to Agreement between the Company and Timothy W. Miciotto dated June 9, 2005. (incorporated by reference to Exhibit 10.2 of registrant’s Form 8-K filed November 22, 2005).
†10.30	-	Resignation and Release Agreement dated December 5, 2005. (incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed December 8, 2005).
†10.31	-	Form of Executive Long-term Incentive Performance Unit Agreement. (incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed February 22, 2006).
†10.32	-	Form of Non-Employee Director Restricted Stock Agreement dated May 16, 2006. (incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed May 22, 2006).
10.33	-	Trading Plan dated June 5, 2006 between Mr. William J. Doré and Raymond James Financial authorizing the sale of up to a maximum six million of his common shares of Global Industries, Ltd. (incorporated by reference to Exhibit 99.1 of registrant’s Form 8-K filed June 6, 2006).
10.34	-	Third Amended and Restated Credit Agreement dated June 30, 2006 among Global Industries, Ltd. Global Offshore Mexico, S. de R.L. de C.V., Global Industries International, L.P., the Lenders and Calyon New York Branch, as administrative agent for the Lenders. (incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed July 7, 2006).

10.35	-	A Settlement Agreement where GLOBAL, VINCI, and ACERGY agree to release, waive, and extinguish any rights, claims or causes of action they have or may have against each other, and agree to dismiss the pending legal proceedings referenced in the Settlement Agreement. (incorporated by reference to Exhibit 10.1 of registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
†10.36	-	Employment Agreement between Global Industries, Ltd. and B. K. Chin effective as of September 18, 2006. (incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed September 22, 2006).
†10.37	-	Retirement Agreement between Global Industries, Ltd. and Mr. William J. Doré effective as of September 18, 2006. (incorporated by reference to Exhibit 10.2 of registrant’s Form 8-K filed September 22, 2006).
10.38	-	Indenture of Global Industries, Ltd. and Wells Fargo Bank, National Association, as Trustee, dated July 27, 2007. (incorporated by reference to Exhibit 4.1 of registrant’s Form 10-Q filed August 6, 2007).
10.39	-	Registration Rights Agreement, by and between Global Industries, Ltd., as Issuer, and Lehman Brothers Inc., as Representative of the Several Initial Purchasers, dated as of July 27, 2007. (incorporated by reference to Exhibit 4.2 of registrant’s Form 10-Q filed August 6, 2007).
10.40	-	Purchase Agreement, between Global Industries, Ltd. and Lehman Brothers Inc., Calyon Securities (USA) Inc., Fortis Securities LLC and Natexis Bleichroeder Inc., dated July 23, 2007. (incorporated by reference to Exhibit 10.1 of registrant’s Form 10-Q filed August 6, 2007).
10.41	-	Amendment No. 2 to Third Amended and Restated Credit Agreement, dated July 27, 2007, by and among Global Industries, Ltd., Global Offshore Mexico, S. de R.L. de C.V., and Global Industries International L.L.C. in its capacity as general partner of Global Industries International, L.P., the Lenders party to the Credit Agreement, and Calyon New York Branch, as administrative agent for the Lenders. (incorporated by reference to Exhibit 10.2 of registrant’s Form 10-Q filed August 6, 2007).
10.42	-	Amendment No. 3 to Third Amended and Restated Credit Agreement dated October 18, 2007 among Global Industries, Ltd., Global Offshore Mexico, S. DE R.L. DE C.V., Global International, L.L.C., in its capacity as general partner of Global Industries International, L.P., the Lenders and Calyon New York Branch as administrative agent for the Lenders. (incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed October 24, 2007).
10.43	-	Bylaws of Global Industries, Ltd., as amended on October 31, 2007. (incorporated by reference to Exhibit 3.1 of registrant’s Form 8-K filed November 2, 2007).

*21.1	-	Subsidiaries of the Registrant.
*23.1	-	Consent of Deloitte & Touche LLP.
*31.1	-	Section 302 Certification of B.K. Chin.
*31.2	-	Section 302 Certification of Peter S. Atkinson.
*32.1	-	Section 906 Certification of B.K. Chin.
*32.2	-	Section 906 Certification of Peter S. Atkinson.

*	Included with this filing.

†	Indicates management contract or compensatory plan or arrangement filed pursuant to Item 601 (b)(10)(iii) of Regulation S-K

Global Industries, Ltd.
Schedule II Valuation and Qualifying Accounts
For the Years Ended December 31, 2007, 2006, and 2005
(in thousands)

		Additions
	Balance at	Charged to	Charged		Balance at
	Beginning of	Costs and	to Other		End of
Description	Period	Expenses	Accounts	Deductions	Period
Year ended December 31, 2007 Allowances for doubtful accounts	$17,203	$11,819	$—	$27,744	$1,278

Year ended December 31, 2006 Allowances for doubtful accounts	$7,757	$38,323	$—	$28,877	$17,203

Year ended December 31, 2005 Allowances for doubtful accounts	$9,456	$6,327	$—	$8,026	$7,757

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INDUSTRIES, LTD.
By:	/s/ PETER S. ATKINSON
Peter S. Atkinson
President and Chief Financial Officer (Principal Financial and Accounting Officer)

February 22, 2008
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ B. K. CHIN B. K. Chin	Chairman of the Board and Chief Executive Officer	February 22, 2008

/s/ PETER S. ATKINSON Peter S. Atkinson	President, and Chief Financial Officer (Principal Financial and Accounting Officer)	February 22, 2008

/s/ JOHN A. CLERICO
John A. Clerico	Director	February 22, 2008

/s/ LAWRENCE R. DICKERSON
Lawrence R. Dickerson	Director	February 22, 2008

Edward P. Djerejian	Director

/s/ LARRY E. FARMER
Larry E. Farmer	Director	February 22, 2008

/s/ EDGAR G. HOTARD
Edgar G. Hotard	Director	February 22, 2008

/s/ RICHARD A. PATTAROZZI
Richard A. Pattarozzi	Director	February 22, 2008

/s/ JAMES L. PAYNE
James L. Payne	Director	February 22, 2008

/s/ MICHAEL J. POLLOCK
Michael J. Pollock	Director	February 22, 2008

/s/ CINDY B. TAYLOR
Cindy B. Taylor	Director	February 22, 2008

Exhibit Index

(a)	1	-	Financial Statements.
Included in Part II of this report.
Independent Auditors’ Report.
Consolidated Balance Sheets as of December 31, 2007 and 2006.
Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005.
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2007, 2006 and 2005.
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005.
Notes to Consolidated Financial Statements.
	2	-	Financial Statement Schedules.

The following financial statement schedule is included:

Schedule II — Valuation and Qualifying Accounts.

All other financial statement schedules are omitted because the information is not required or because the information required is in the financial statements or notes thereto.
	3	-	Exhibits.

Pursuant to Item 601(B)(4)(iii), the Registrant agrees to furnish to the Commission, upon request, a copy of any instrument with respect to long-term debt not exceeding 10% of the total assets of the Registrant and its consolidated subsidiaries.

The following exhibits are filed as part of this Annual Report:

	3.1	-	Amended and Restated Articles of Incorporation of Registrant as amended, incorporated by reference to Exhibits 3.1 and 3.3 to the Form S-1 Registration Statement filed by the Registrant (Reg. No 33-56600).
	3.2	-	Bylaws of Registrant as amended through October 31, 2007, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed November 2, 2007.
	4.1	-	Form of Common Stock certificate, incorporated by reference to Exhibit 4.1 to the Form S-1 filed by Registrant (Reg. No. 33-56600).
	10.1	-	Global Industries, Ltd. 1992 Stock Option Plan, incorporated by reference to Exhibit 10.1 to the Form S-1 filed by Registrant (Reg. No. 33-56600).
	10.2	-	Global Industries, Ltd. Profit Sharing and Retirement Plan, as amended, incorporated by reference to Exhibit 10.2 to the Form S-1 filed by Registrant (Reg. No. 33-56600).
	10.3	-	Agreement of Lease dated May 1, 1992, between SFIC Gulf Coast Properties, Inc. and Global Pipelines PLUS, Inc., incorporated by reference to Exhibit 10.6 to the Form S-1 filed by Registrant (Reg. No. 33-56600).
	10.4	-	Lease Extension and Amendment Agreement dated January 1, 1996, between Global Industries, Ltd. and William J. Doré relating to the Lafayette office and adjacent land, incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996.
	10.5	-	Agreement between Global Divers and Contractors, Inc. and Colorado School of

Mines, dated October 15, 1991, incorporated by reference to Exhibit 10.20 to the Form S-1 filed by Registrant (Reg. No. 33-56600).
10.6	-	Sublicense Agreement between Santa Fe International Corporation and Global Pipelines PLUS, Inc. dated May 24, 1990, relating to the Chickasaw’s reel pipelaying technology, incorporated by reference to Exhibit 10.21 to the Form S-1 filed by Registrant (Reg. No. 33-56600).
10.7	-	Non-Competition Agreement and Registration Rights Agreement between the Registrant and William J. Doré, incorporated by reference to Exhibit 10.23 to the Form S-1 filed by Registrant (Reg. No. 33-56600).
10.8	-	Global Industries, Ltd. Restricted Stock Plan, incorporated by reference to Exhibit 10.25 to the Form S-1 filed by Registrant (Reg. No. 33-56600).
10.9	-	Second Amendment to the Global Industries, Ltd. Profit Sharing Plan, incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-81322).
10.10	-	Trust Indenture relating to United States Government Guaranteed Ship Financing Obligations between Global Industries, Ltd., shipowner, and Hibernia National Bank, Indenture Trustee, dated as of September 27, 1994, incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995.
10.11	-	Amendment to Global Industries, Ltd. 1992 Stock Option Plan, incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996.
10.12	-	Trust Indenture relating to United States Government Guaranteed Ship Financing Obligations between Global Industries, Ltd., shipowner, and First National Bank of Commerce, Indenture Trustee, dated as of August 15, 1996, incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997 (SEC File No. 000-21086).
10.13	-	Form of Indemnification Agreement between the Registrant and each of the Registrant’s directors, incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997 (SEC File No. 000-21086).
10.14	-	Amendment Assignment and Assumption of Authorization Agreement relating to United States Government Ship Financing obligations between Global Industries, Ltd., shipowner, and First National Bank of Commerce, Indenture Trustee, dated as of October 23, 1996, incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997 (SEC File No. 000-21086).
†10.15	-	Global Industries, Ltd. 1998 Equity Incentive Plan incorporated by reference to exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (SEC File No. 000-21086).
10.16	-	Facilities Agreement (related to Carlyss Facility) by and between the Registrant and Lake Charles Harbor and Terminal District dated as of November 1, 1997, incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 (SEC File No. 000-21086).
10.17	-	Ground Lease and Lease-Back Agreement (related to Carlyss Facility) by and between the Registrant and Lake Charles Harbor and Terminal District dated as of November 1, 1997, incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 (SEC File No. 000-21086).
10.18	-	Pledge and Security Agreement (related to Carlyss Facility) by and between Registrant and Bank One, Louisiana, National Association, dated as of November 1, 1997, incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 (SEC File No. 000-21086).
†10.19	-	Global Industries, Ltd. Non-Employee Directors Compensation Plan, incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8

(Reg. No. 333-69949).
10.20	-	Trust Indenture relating to United States Government Guaranteed Ship Financing Obligations between Global Industries, Ltd., shipowner, and Wells Fargo Bank, Indenture Trustee, dated as of February 22, 2000, incorporated by reference to Exhibit 10.33 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.
†10.21	-	2000 Amendment to Global Industries, Ltd. 1998 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report for the quarter ended March 31, 2001(SEC File No. 000-21086).
†10.22	-	Severance Agreement dated February 22, 1995 between Global Industries, Ltd. and James J. Doré, incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report for the quarter ended March 31, 2001(SEC File No. 000-21086).
10.23	-	Act of Cash Sale dated September 22, 2004 by and between Global Movible Offshore, LLC and Doré Partners, Ltd. (incorporated by reference to Exhibit 10.1 to Form 8-K filed September 30, 2004).
†10.24	-	Form of Executive Long-Term Restricted Stock Agreement (Performance Vesting/POC-TSR Based). (incorporated by reference to Exhibit 10.1 to Form 8-K filed September 30, 2004).
†10.25	-	Global Industries, Ltd. 2005 Management Incentive Plan. (incorporated by reference to Exhibit 10.40 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).
†10.26	-	Global Industries, Ltd. 2005 Stock Incentive Plan. (incorporated by reference to Exhibit 10.42 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2004).
†10.27	-	Global Industries, Ltd. 2005 Restricted Stock Agreement Form. (incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed November 7, 2005).
†10.28	-	Letter Agreement between the Company and Peter S. Atkinson dated November 16, 2005. (incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed November 22, 2005).
†10.29	-	Amendment No. 1 to Agreement between the Company and Timothy W. Miciotto dated June 9, 2005. (incorporated by reference to Exhibit 10.2 of registrant’s Form 8-K filed November 22, 2005).
†10.30	-	Resignation and Release Agreement dated December 5, 2005. (incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed December 8, 2005).
†10.31	-	Form of Executive Long-term Incentive Performance Unit Agreement. (incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed February 22, 2006).
†10.32	-	Form of Non-Employee Director Restricted Stock Agreement dated May 16, 2006. (incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed May 22, 2006).
10.33	-	Trading Plan dated June 5, 2006 between Mr. William J. Doré and Raymond James Financial authorizing the sale of up to a maximum six million of his common shares of Global Industries, Ltd. (incorporated by reference to Exhibit 99.1 of registrant’s Form 8-K filed June 6, 2006).
10.34	-	Third Amended and Restated Credit Agreement dated June 30, 2006 among Global Industries, Ltd. Global Offshore Mexico, S. de R.L. de C.V., Global Industries International, L.P., the Lenders and Calyon New York Branch, as administrative agent for the Lenders. (incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed July 7, 2006).

10.35	-	A Settlement Agreement where GLOBAL, VINCI, and ACERGY agree to release, waive, and extinguish any rights, claims or causes of action they have or may have against each other, and agree to dismiss the pending legal proceedings referenced in the Settlement Agreement. (incorporated by reference to Exhibit 10.1 of registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
†10.36	-	Employment Agreement between Global Industries, Ltd. and B. K. Chin effective as of September 18, 2006. (incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed September 22, 2006).
†10.37	-	Retirement Agreement between Global Industries, Ltd. and Mr. William J. Doré effective as of September 18, 2006. (incorporated by reference to Exhibit 10.2 of registrant’s Form 8-K filed September 22, 2006).
10.38	-	Indenture of Global Industries, Ltd. and Wells Fargo Bank, National Association, as Trustee, dated July 27, 2007. (incorporated by reference to Exhibit 4.1 of registrant’s Form 10-Q filed August 6, 2007).
10.39	-	Registration Rights Agreement, by and between Global Industries, Ltd., as Issuer, and Lehman Brothers Inc., as Representative of the Several Initial Purchasers, dated as of July 27, 2007. (incorporated by reference to Exhibit 4.2 of registrant’s Form 10-Q filed August 6, 2007).
10.40	-	Purchase Agreement, between Global Industries, Ltd. and Lehman Brothers Inc., Calyon Securities (USA) Inc., Fortis Securities LLC and Natexis Bleichroeder Inc., dated July 23, 2007. (incorporated by reference to Exhibit 10.1 of registrant’s Form 10-Q filed August 6, 2007).
10.41	-	Amendment No. 2 to Third Amended and Restated Credit Agreement, dated July 27, 2007, by and among Global Industries, Ltd., Global Offshore Mexico, S. de R.L. de C.V., and Global Industries International L.L.C. in its capacity as general partner of Global Industries International, L.P., the Lenders party to the Credit Agreement, and Calyon New York Branch, as administrative agent for the Lenders. (incorporated by reference to Exhibit 10.2 of registrant’s Form 10-Q filed August 6, 2007).
10.42	-	Amendment No. 3 to Third Amended and Restated Credit Agreement dated October 18, 2007 among Global Industries, Ltd., Global Offshore Mexico, S. DE R.L. DE C.V., Global International, L.L.C., in its capacity as general partner of Global Industries International, L.P., the Lenders and Calyon New York Branch as administrative agent for the Lenders. (incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed October 24, 2007).
10.43	-	Bylaws of Global Industries, Ltd., as amended on October 31, 2007. (incorporated by reference to Exhibit 3.1 of registrant’s Form 8-K filed November 2, 2007).
*21.1	-	Subsidiaries of the Registrant.
*23.1	-	Consent of Deloitte & Touche LLP.
*31.1	-	Section 302 Certification of B.K. Chin.
*31.2	-	Section 302 Certification of Peter S. Atkinson.
*32.1	-	Section 906 Certification of B.K. Chin.
*32.2	-	Section 906 Certification of Peter S. Atkinson.

*	Included with this filing.

†	Indicates management contract or compensatory plan or arrangement filed pursuant to Item 601 (b)(10)(iii) of Regulation S-K