Form 10-Q
period 2008-03-31
GLOBAL INDUSTRIES LTD
filed 2008-05-09
CIK 895663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
YES ☑      NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐       NO ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares of the Registrant’s Common Stock outstanding as of May 5, 2008, was 115,287,118.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Global Industries, Ltd.
We have reviewed the accompanying condensed consolidated balance sheet of Global Industries, Ltd. and subsidiaries (the “Company”) as of March 31, 2008, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Global Industries, Ltd. and subsidiaries as of December 31, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 22, 2008, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on January 1, 2006. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
DELOITTE & TOUCHE LLP
May 7, 2008
Houston, Texas

GLOBAL INDUSTRIES, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31	December 31
	2008	2007
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$674,408	$723,450
Restricted cash	1,129	1,121
Marketable securities	28,977	99,935
Accounts receivable — net of allowance of $1,324 for 2008 and $1,278 for 2007	206,643	167,469
Unbilled work on uncompleted contracts	123,496	106,716
Contract costs incurred not yet recognized	15,226	10,821
Deferred income taxes	10,897	3,827
Assets held for sale	379	1,002
Prepaid expenses and other	35,123	27,875

Total current assets	1,096,278	1,142,216

Property and Equipment, net	356,743	349,549

Other Assets
Marketable securities	34,805	—
Accounts receivable — long-term	13,834	9,315
Deferred charges, net	56,481	43,045
Goodwill, net	37,388	37,388
Other	9,758	8,285

Total other assets	152,266	98,033

Total	$1,605,287	$1,589,798

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$3,960	$3,960
Accounts payable	173,397	169,034
Employee-related liabilities	26,764	28,366
Income taxes payable	38,311	39,683
Accrued interest payable	2,138	5,827
Advance billings on uncompleted contracts	21,486	36,691
Other accrued liabilities	14,835	15,638

Total current liabilities	280,891	299,199

Long-Term Debt	388,360	390,340
Deferred Income Taxes	39,128	35,617
Other Liabilities	11,976	11,050

Commitments and Contingencies	—	—

Shareholders’ Equity
Common stock, $0.01 par value, authorized 150,000 shares and issued 118,248 and 118,001 shares, respectively	1,182	1,180
Additional paid-in capital	424,081	418,366
Retained earnings	542,035	515,206
Treasury stock at cost, 2,994 in 2008 and 2,904 in 2007	(78,922)	(77,257)
Accumulated other comprehensive loss	(3,444)	(3,903)

Total shareholders’ equity	884,932	853,592

Total	$1,605,287	$1,589,798

See Notes to Condensed Consolidated Financial Statements.

GLOBAL INDUSTRIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
 (Unaudited)

	Three Months Ended
	March 31
	2008	2007
Revenues	$301,465	$277,009
Cost of operations	247,135	183,535

Gross profit	54,330	93,474
Net gain on asset disposal	(2,163)	(1,320)
Selling, general and administrative expenses	23,039	18,144

Operating income	33,454	76,650

Other (income) expense:
Interest expense	4,118	2,741
Other income, net	(7,620)	(4,885)

Income before taxes	36,956	78,794
Income taxes	10,126	24,338

Net income	$26,830	$54,456

Earnings Per Common Share
Basic	$0.23	$0.47
Diluted	$0.23	$0.46

Weighted Average Common Shares Outstanding
Basic	115,267	116,583
Diluted	116,742	117,982
See Notes to Condensed Consolidated Financial Statements.

GLOBAL INDUSTRIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
 (Unaudited)

	Three Months Ended
	March 31
	2008	2007
Cash Flows From Operating Activities
Net Income	$26,830	$54,456
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and non-stock-based amortization	11,128	11,792
Stock-based compensation expense	2,944	5,007
Provision for doubtful accounts	356	1,997
Gain on sale or disposal of property and equipment	(2,163)	(1,320)
Derivative gain	(172)	—
Deferred income taxes	(4,588)	414
Excess tax benefits from stock-based compensation	(2,106)	(740)
Changes in operating assets and liabilities
Receivables, unbilled work, and contract costs	(66,858)	(1,041)
Prepaid expenses and other	(6,116)	(1,815)
Accounts payable, employee-related liabilities and other accrued liabilities	(11,853)	16,297
Deferred drydock costs incurred	(16,589)	(6,354)

Net cash provided by (used in) operating activities	(69,187)	78,693

Cash Flows From Investing Activities
Proceeds from sale of assets	4,409	3,652
Additions to property and equipment	(18,577)	(8,737)
Sale of marketable securities	84,504	—
Purchase of marketable securities	(49,296)	—
Additions to restricted cash	(7)	(13)

Net cash provided by (used in) investing activities	21,033	(5,098)

Cash Flows From Financing Activities
Repayment of long-term debt	(1,980)	(1,980)
Proceeds from sale of common stock, net	666	1,858
Repurchase of common stock	(1,665)	—
Additions to deferred charges	(15)	—
Excess tax benefits from stock-based compensation	2,106	740

Net cash provided by (used in) financing activities	(888)	618

Cash and cash equivalents
Increase (decrease)	(49,042)	74,213
Beginning of period	723,450	352,178

End of period	$674,408	$426,391

Supplemental Disclosures
Interest Paid	$7,305	$2,895
Income Taxes Paid	$15,054	$27,080
See Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
1.	General

Basis of Presentation — The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Global Industries, Ltd. and its subsidiaries (“Company,” “we,” “us,” or “our”).

In the opinion of management of the Company, all adjustments (such adjustments consisting only of a normal and recurring nature) necessary for a fair presentation of the operating results for the interim periods presented have been included in the unaudited Condensed Consolidated Financial Statements. Operating results for the period ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These financial statements should be read in conjunction with our audited Consolidated Financial Statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Recent Accounting Pronouncements — SFAS 157. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and enhances disclosures about instruments carried at fair value, but does not change existing guidance as to whether or not an instrument is carried at fair value. In February 2008, the FASB issued FASB Staff Positions (“FSP”) SFAS 157-2, Effective Date for FASB Statement 157. This FSP permits the delayed application of SFAS 157 for all non-recurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. The Company adopted SFAS 157, as amended, on a prospective basis beginning January 1, 2008, for its financial assets and liabilities and will adopt for its non-financial assets and liabilities, which consists of goodwill and assets held for sale, on January 1, 2009. See further discussion about the implementation of SFAS 157 in Note 4.

SFAS 161. In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 requires specific disclosures regarding the location and amounts of derivative instruments in the Company’s financial statements, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued and for fiscal years and interim periods after November 15, 2008. Early application is permitted. Because SFAS 161 impacts the Company’s disclosure and not its accounting treatment for derivative instruments and related hedged items, the Company’s adoption of SFAS 161 will not impact the consolidated financial statements.

2.	Marketable Securities

The Company holds investments in auction rate securities which are variable debt bonds tied to short-term interest rates with maturities up to 32 years. Auction rate securities have interest rate resets through a Dutch auction at predetermined short intervals. Interest rates generally reset every 7-49 days under an auction system. The coupon interest rate for these securities ranged from 4.01% to 8.55%, on a tax exempt basis, for the quarter ended March 31, 2008.

The Company’s investments in auction rate securities were issued by municipalities and state education agencies. The auction rates securities issued by state education agencies represent pools of student loans for which repayment is substantially guaranteed by the U.S. government under the Federal Family Education Loan Program (“FFELP”). All of the Company’s investments in auctions rate securities have a triple A rating, except for one security which has a double A rating. As of March 31, 2008, the par value of auction rate securities issued by state education agencies was $30.0 million and the par value of auction rate securities issued by municipalities was $34.6 million.

In April 2008, $16.5 million auction rate securities issued by municipalities were redeemed at par value. The Company expects another $12.3 million of these securities will be redeemed in May 2008 at par value. These securities and $0.2 million of related accrued interest are classified as current assets on the accompanying condensed consolidated balance sheet as of March 31, 2008.

Recent auctions for the Company’s auction rate securities have failed. An auction failure, which is not a default in the underlying debt instrument, occurs when there are more sellers than buyers at a scheduled interest rate auction date. When auctions fails, the interest rate is adjusted according to the provisions of the related security agreement, which generally results in an interest rate higher than the interest rate the issuer pays in connection with successful auctions.

Based on a lack of current market liquidity and the Company’s ability and intent to continue holding its auction rate securities until they can be sold or redeemed at par value or mature, the Company reevaluated the classification these securities and as a result reclassified $35.8 million in par value at March 31, 2008 from current to non-current.

The Company’s investments in auction rate securities are classified as available for sale and are carried at fair value with any unrealized gains and losses recorded in other comprehensive income. The Company concluded the fair value of the auction rate securities classified as non-current was $34.9 million, a decline of $0.9 million from par value at March 31, 2008. The decline in fair value has been assessed by the Company as temporary and has been recorded as an unrealized loss in accumulated other comprehensive income, net of tax of $0.2 million.

3.	Derivatives

The Company uses forward contracts to manage its exposure in foreign currency rates. The Company’s outstanding forward foreign currency contracts are used to hedge cash flows for forecasted purchase commitments denominated in Euros and Norwegian Kroners. Changes in fair value of the Euro forward contracts are recorded in earnings because the hedging relationship was deemed to be ineffective. The Norwegian Kroner forward contracts are accounted for as cash flow hedges with unrealized gains and losses recorded in other comprehensive income. As of March 31, 2008 and December 31, 2007, there was $6.2 million and $5.1 million of net unrealized gains in accumulated other comprehensive income, respectively. Included in this total is approximately $3.2 million of net unrealized gains which are expected to be realized in earnings during the twelve months following March 31, 2008.

4.	Fair Value of Financial Instruments

Under SFAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. exit price) in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy for inputs is categorized into three levels based on the reliability of inputs as follows:
Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
Level 2 — Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.
Level 3 — Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.
In determining fair value, the Company uses various valuation approaches. A market approach is used to derive the fair value of the Company’s investments in cash equivalents and auction rates securities issued by municipalities.

An income approach is used to derive the fair value of the Company’s investments in auction rate securities issued by state education agencies and the Company’s assets and liabilities resulting from outstanding forward foreign currency contracts. Discounted cash flow models are used to present value the future cash flows under the terms of the contracts using current market information as of the balance sheet date. Prevailing foreign currency spot and forward rates are used to value the forward foreign currency contracts. A discount rate, comprised of a weighted average of the Company’s short-term benchmark interest rates, the medium and long-term treasury note interest rates, and risk premiums for credit and liquidity, is used to value the auction rate securities.

Assets measured at fair value on a recurring basis are categorized in the table below based upon the lowest level of significant input to the valuations.
Fair Value Measurements at March 31, 2008
(In thousands)

Description	Total	Level 1	Level 2	Level 3
Cash equivalents	$615,881	$615,881	$—	$—
Marketable securities	63,782	—	28,977	34,805
Derivative contracts	10,353	—	10,353	—

Total	$690,016	$615,881	$39,330	$34,805

Financial instruments classified as Level 3 in the fair value hierarchy represent auction rate securities, classified as non-current marketable securities on the condensed consolidated balance sheet as of March 31, 2008, in which management has used at least one significant unobservable input in the valuation model. The following unrealized loss was derived from the valuation model and was recorded in other comprehensive income. The following table presents a reconciliation of activity for such securities on a net basis:

(In thousands)
Balance at December 31, 2007	$48,800
Purchases, issuances, and settlements	(13,050)
Realized gain (loss)	—
Unrealized gain (loss)	(945)

Balance at March 31, 2008	$34,805

5.	Receivables

Receivables are presented in the following balance sheet accounts: (1) accounts receivable, (2) accounts receivable — long-term, (3) unbilled work on uncompleted contracts, and (4) contract costs incurred not yet recognized. As of December 31, 2007, accounts receivable included $2.4 million related to contractually specified retainage requirements with collections due within a twelve month period. There was no such retainage as of March 31, 2008. The balance of accounts receivable — long-term at March 31, 2008 and December 31, 2007 represents amounts related to retainage which were not expected to be collected within the next twelve months. The balance of unbilled work on uncompleted contracts includes (a) amounts receivable from customers for work that has not yet been billed pursuant to contractually specified milestone billing requirements and (b) revenue accruals.

The claims and unapproved change orders included in our receivables amounted to $34.1 million at March 31, 2008 and $46.0 million at December 31, 2007.
Costs and Estimated Earnings on Uncompleted Contracts

	March 31	December 31
	2008	2007
	(In thousands)
Costs incurred on uncompleted contracts	$890,633	$838,856
Estimated earnings	364,526	322,089

Costs and estimated earnings on uncompleted contracts	1,255,159	1,160,945
Less: Billings to date	(1,159,026)	(1,091,255)

	96,133	69,690
Plus: Accrued revenue(1)	16,529	8,371
Less: Advance billings on uncompleted contracts	(10,652)	(8,036)

	$102,010	$70,025

Included in accompanying balance sheets under the following captions:
Unbilled work on uncompleted contracts	$123,496	$106,716
Advance billings on uncompleted contracts	(21,486)	(36,691)

	$102,010	$70,025

(1)	Represents unbilled amounts receivable related to work performed on projects for which the percentage-of-completion method is not applicable.
6.	Property and Equipment

The components of property and equipment, at cost, and the related accumulated depreciation are as follows:

	March 31	December 31
	2008	2007
	(In thousands)
Land	$6,322	$6,322
Facilities and equipment	158,967	155,676
Marine vessels	428,435	428,021
Construction in progress	80,255	68,757

Total property and equipment	673,979	658,776
Less: Accumulated depreciation	(317,236)	(309,227)

Property and equipment, net	$356,743	$349,549

Expenditures for property and equipment and items that substantially increase the useful lives of existing assets are capitalized at cost and depreciated. Routine expenditures for repairs and maintenance are expensed as incurred. Except for major construction vessels that are depreciated on the units-of-production (“UOP”) method over estimated vessel operating days, depreciation is provided utilizing the straight-line method over the estimated useful lives of the assets. The UOP method is based on vessel utilization days and more closely correlates depreciation expense to vessel revenue. In addition, the UOP method provides for a minimum depreciation floor in periods with nominal vessel use. In general, if we applied only a straight-line depreciation method instead of the UOP method, less depreciation expense would be recorded in periods of high utilization and revenues, and more depreciation expense would be recorded in periods of low vessel utilization and revenues.

7.	Long-Term Debt

The components of long-term debt are as follows:

	March 31	December 31
	2008	2007
	(In thousands)
Senior Convertible Debentures due 2027, 2.75%	$325,000	$325,000
Title XI Bonds due 2025, 7.71%	67,320	69,300
Revolving Credit Facility	—	—

Total long-term debt	392,320	394,300
Less: Current maturities	(3,960)	(3,960)

Long-term debt less current maturities	$388,360	$390,340

At March 31, 2008, the available borrowing under our Revolving Credit Facility was $33.8 million. The Company also has a $16.0 million short-term credit facility at one of its foreign locations. At March 31, 2008, the available borrowing under this facility was $0.9 million.

8.	Commitments and Contingencies

Commitments

Construction and Purchases in Progress — The estimated cost to complete capital expenditure projects in progress at March 31, 2008 was approximately $270.9 million, which primarily represents expenditures for construction of the Global 1200, our new generation derrick/pipelay vessel, and various vessel upgrades. This amount includes an aggregate commitment of 64.3 million Singapore Dollars (or $46.6 million as of March 31, 2008) and €10.7 million (or $16.9 million as of March 31, 2008).

Off Balance Sheet Arrangements — In the normal course of our business activities, and pursuant to agreements or upon obtaining such agreements to perform construction services, we provide guarantees, bonds, and letters of credit to customers, vendors, and other parties. At March 31, 2008, the aggregate amount of these outstanding guarantees and bonds was $62.5 million, which are scheduled to expire between April 2008 and May 2009, and the aggregate amount of outstanding letters of credit was $116.2 million, which are due to expire between April 2008 and October 2009.

Contingencies

During the fourth quarter of 2007, we received a payroll tax assessment for the years 2005 through 2007 from the Nigerian tax authorities in the amount of $23.2 million. The assessment alleges that certain expatriate employees, working on projects in Nigeria, were subject to personal income taxes, which were not paid to the government. We filed a formal objection to the assessment on November 12, 2007. We do not believe these employees are subject to the personal income tax assessed; however, we believe this matter will ultimately have to be resolved by litigation. We do not expect the ultimate resolution to have a material adverse effect on the Company.

On February 21, 2007, we received a $29.7 million tax assessment from Algeria for income tax, business tax and value added tax for the years 2005 and 2004. We are indemnified by our client for the value added tax portion, which is approximately $10.4 million, of the assessment. We accrued income taxes for the Algerian tax liability in conjunction with the project in 2005 and 2004. We have engaged an outside tax counsel to assist us in resolving the tax assessment. During the fourth quarter of 2007, we reached a final resolution with the Algerian tax authority for the income and the business tax portions of the assessment for approximately $2.5 million, including penalties. This amount was paid during the first quarter of 2008. Based on our outside tax counsel’s discussions with the Algerian tax authorities, we expect the value added tax assessment will be waived.

In June 2007, the Company announced that it was conducting an internal investigation of its West Africa operations, focusing on the legality, under the U.S. Foreign Corrupt Practices Act (“FCPA”) and local laws, of one of its subsidiary’s reimbursement of certain expenses incurred by a customs agent in connection with shipments of materials and the temporary importation of vessels into West African waters. The Company further announced that the Audit Committee of the Company’s Board of Directors had engaged the law firm of Mayer Brown LLP, an international law firm with significant experience in investigating and advising on FCPA matters, to lead the investigation. Recently, the primary attorneys handling the investigation have left Mayer Brown LLP and are practicing with Andrews and Kurth LLP. The Audit Committee has now engaged Andrews and Kurth LLP to complete the investigation. Andrews and Kurth LLP is an international firm with significant experience in investigating and advising on FCPA matters. The investigation is ongoing.

At this stage of the internal investigation, the Company is unable to predict what conclusions, if any, the SEC will reach, whether the Department of Justice will open a separate investigation to investigate this matter, or what potential remedies these agencies may seek. If the SEC or Department of Justice determines that violations of the FCPA have occurred, they could seek civil and criminal sanctions, including monetary penalties, against us and/or certain of our employees, as well as changes to our business practices and compliance programs, any of which could have a material adverse effect on our business and financial condition. In addition, such actions, whether actual or alleged, could damage our reputation and ability to do business. Further detecting, investigating, and resolving these matters is expensive and consumes significant time and attention of our senior management.

We continue to use alternative procedures adopted after the commencement of the investigation to obtain Nigerian temporary import permits. These procedures are designed to ensure FCPA compliance. Although we are still working and pursuing additional work in West Africa, we have declined or terminated available projects and delayed the start of certain projects in Nigeria in order to ensure FCPA compliance and appropriate security for our personnel and assets. The possibility exists that we may have to curtail or cease our operations in Nigeria if appropriate long-term solutions cannot be identified and implemented. We have worldwide customer relationships and a mobile fleet, and we are prepared to redeploy vessels to other areas as necessary to ensure the vessels are utilized to the fullest extent possible.

Notwithstanding that the internal investigation is ongoing, we have concluded that certain changes to our compliance program would provide us with greater assurance that we are in compliance with the FCPA and its record-keeping requirements. We have a long-time published policy requiring compliance with the FCPA and broadly prohibiting any improper payments by us to foreign or domestic officials as well as training programs for our employees. Since the commencement of the internal investigation, we have adopted, and may adopt additional, measures intended to enhance our compliance procedures and ability to audit and confirm our compliance. Additional measures also may be required once the investigation concludes.

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

9.	Comprehensive Income

Other Comprehensive Income — Comprehensive income includes changes in the fair value of certain derivative financial instruments which qualify for hedge accounting treatment. The differences between net income and comprehensive income for each of the comparable periods presented are as follows.

	Three Months Ended
	March 31
	2008	2007
	(In thousands)
Net Income	$26,830	$54,456
Unrealized net gain on derivatives	1,762	1,257
Unrealized loss on auction rate securities	(945)	—
Deferred tax benefit	(358)	(440)

Comprehensive Income	$27,289	$55,273

Accumulated Other Comprehensive Income (Loss) — A roll-forward of the amounts included in accumulated other comprehensive income (loss), net of taxes, is shown below.

		Forward		Accumulated
	Accumulated	Foreign		Other
	Translation	Currency	Auction Rate	Comprehensive
	Adjustment	Contracts	Securities	Income/(Loss)
	(In thousands)
Balance at December 31, 2007	$(8,978)	$5,075	$—	$(3,903)
Change in value	—	1,145	(686)	459

Balance at March 31, 2008	$(8,978)	$6,220	$(686)	$(3,444)

The amount of accumulated translation adjustment included in accumulated other comprehensive income (loss) relates to subsidiaries whose functional currency, in prior years, was not the U.S. dollar. The amount of gain on forward foreign currency contracts included in accumulated other comprehensive income (loss) hedges the Company’s exposure to changes in Norwegian Kroners for commitments of long-term vessel charters.

10.	Earnings Per Share

The following table presents the reconciliation between basic shares and diluted shares.

	Three Months Ended
	March 31
	2008	2007
	(In thousands, except per share data)
Net Income	$26,830	$54,456

Common shares dilution
Weighted-average shares outstanding — basic	115,267	116,583
Effect of dilutive securities
Stock options	948	973
Performance shares and units	527	426

Weighted-average shares outstanding — diluted	116,742	117,982

Earnings per share Basic	$0.23	$0.47
Diluted	$0.23	$0.46

Anti-dilutive shares represent options where the strike price was in excess of the average market price of the Company’s common stock for the period reported and are excluded from the computation of diluted earnings per share. Excluded anti-dilutive shares totaled 0.3 million and 0.5 million for the quarters ended March 31, 2008 and 2007, respectively.

11.	Stock-Based Compensation

Pursuant to Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, (“SFAS 123(R)”) companies must recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The table below sets forth the total amount of stock-based compensation expense for the three months ended March 31, 2008 and 2007.

	Three Months Ended
	March 31
	2008	2007
	(In thousands)
Stock-Based Compensation Expense
Stock Options	$776	$1,316
Time-Based Restricted Stock	1,788	2,572
Performance Shares and Units	380	1,119

Total Stock-Based Compensation Expense	$2,944	$5,007

12.	Income Taxes

The Company’s effective tax rate for the first quarter of 2008 was 27% as compared to 31% for the first quarter of 2007. The decrease in our effective tax rate was due to improved earnings in foreign jurisdictions with low statutory tax rates.

13.	Segment Information

During 2007, we reorganized the underlying operations and economics of our operating segments. As a result, the reportable segments were realigned to better reflect our internal management reporting structure and to facilitate our growth strategy and renewed focus on diving and underwater services. Also, effective with the reorganization, we renamed our diving services to subsea services to more accurately depict our expanding business beyond diving services to include diverless intervention, SURF (subsea equipment, umbilical, riser and flow-line), and IRM (inspection, repairs and maintenance) services. The six reportable segments prior to reorganization included: Gulf of Mexico Offshore Construction Division (“OCD”), Gulf of Mexico Diving, Latin America, West Africa, Middle East (including the Mediterranean and India), and Asia Pacific. The six revised reportable segments subsequent to the reorganization include: Gulf of Mexico OCD, Gulf of Mexico Subsea, Latin America, West Africa, Middle East (including the Mediterranean) and Asia Pacific/India. This reorganization is reflected as a retrospective change to the financial information presented in the three months ended March 31, 2007 and consists of the following:
•	transfer of inter-segment revenues from the Gulf of Mexico OCD to the Gulf of Mexico Subsea;

•	a geographical shift of India operations from the Middle East to Asia Pacific;

•	transfer of a portion of subsea services from the Middle East to West Africa; and

•	corporate interest income and expense no longer being allocated to the reportable segments.
The above organizational changes did not have an impact on consolidated net income or cash flows. The following table presents information about the profit (loss) for each of our revised reportable segments and includes an allocation of all corporate expense to the reportable segments, with the exception of interest expense.

	Three Months Ended
	March 31
	2008	2007
	(In thousands)
Total segment revenues
Gulf of Mexico OCD	$6,940	$16,862
Gulf of Mexico Subsea	24,019	29,405
Latin America	70,172	101,848
West Africa	40,617	51,274
Middle East	85,509	9,411
Asia Pacific/India	82,008	80,216

Subtotal	$309,265	$289,016

Intersegment eliminations
Gulf of Mexico OCD	$—	$(2,139)
Gulf of Mexico Subsea	(6,038)	(1,774)
Middle East	(1,762)	(8,094)

Subtotal	$(7,800)	$(12,007)

Consolidated revenues	$301,465	$277,009

Income (loss) before taxes
Gulf of Mexico OCD	$(7,930)	$(1,209)
Gulf of Mexico Subsea	(1,574)	10,609
Latin America	17,824	53,308
West Africa	(6,203)	509
Middle East	17,969	1,519
Asia Pacific/India	12,639	11,593
Corporate	4,231	2,465

Consolidated income before taxes	$36,956	$78,794

14.	Subsequent Event

On May 7, 2008, the Company announced it signed a Memorandum of Agreement to acquire a dynamically positioned deepwater construction and diving vessel that can be outfitted with a saturation diving system and remotely operated vehicle (ROV). This vessel, will be designated as the “Global Orion,” and will be available for service in May 2008.

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
In addition, various statements in this Quarterly Report on Form 10-Q for the three months ended March 31, 2008 (“Quarterly Report”), including those that express a belief, expectation, or intention, as well as those that are not statements of historical fact, are forward-looking statements. We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect our Company and to take advantage of the “safe harbor” protection for forward-looking statements that applicable federal securities law affords.
Our forward-looking statements speak only as of the date of this report. We disclaim any obligation to update these statements unless required by securities laws, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory, and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies, and uncertainties relate to, among other matters, the following:
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
We believe the items we have outlined above are important factors that could cause our actual results to differ materially from the estimates in our financial statements and those expressed in forward-looking statements made in this report or elsewhere. These factors are not necessarily all the important factors that could affect us. Unpredictable or unknown factors we have not discussed in this report could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations. We advise existing and potential security holders to be aware that important factors not referred to above could affect the accuracy of our forward-looking statements. For more detailed information regarding risks, see the discussion of risk factors in Item 1A of our Annual Report on Form 10-K for 2007.
The following discussion presents management’s discussion and analysis of our financial condition and results of operations.

Results of Operations
General
We are a leading offshore construction company offering a comprehensive and integrated range of marine construction and support services in the U.S. Gulf of Mexico, Latin America, West Africa, the Middle East (including the Mediterranean), and Asia Pacific/India regions. These services include pipeline construction, platform installation and removal, project management, construction support, diving services, diverless intervention, SURF, IRM, and decommissioning/plug and abandonment services.
Our results of operations, in terms of revenues, gross profit, and gross profit as a percentage of revenues (“margins”), are principally driven by three factors: (1) our level of offshore construction activity (“activity”), (2) pricing, which can be affected by contract mix (“pricing”), and (3) operating efficiency on any particular construction project (“productivity”).
Our business consists of two principal activities:
•	Offshore Construction Services, which include pipeline construction and platform installation and removal services; and

•	Subsea Services, which include diving, diver-less intervention, SURF, IRM, salvage, and site clearance services.
Offshore Construction Services
The level of our offshore construction activity in any given period has a significant impact on our results of operations. Our results of operations depend heavily upon our ability to obtain, in a very competitive environment, a sufficient quantity of offshore construction contracts with sufficient gross profit margins to recover the fixed costs associated with our offshore construction business. The offshore construction business is capital and personnel intensive, and as a practical matter, many of our costs, including the wages of skilled workers, are effectively fixed in the short run regardless of whether or not our vessels are being utilized in productive service. In general, as activity increases, a greater proportion of these fixed costs are recovered through operating revenues; consequently, gross profit and margins increase. Conversely, as activity decreases, our revenues decline, but our costs do not decline proportionally, thereby constricting our gross profit and margins. Our activity level can be affected by changes in demand due to economic or other conditions in the oil and gas exploration industry, seasonal conditions in certain geographical areas, and our ability to win the bidding for available jobs.
Most of our offshore construction revenues are earned through international contracts which are generally larger, more complex, and of longer duration than our typical domestic contracts. Most of these international contracts require a significant amount of working capital, are generally bid on a lump-sum basis, and are secured by a letter of credit or performance bond. Operating cash flows may be negatively impacted during periods of escalating activity due to the substantial amounts of cash required to initiate these projects and the normal delays between our cash expenditures and cash receipts from the customer. Additionally, lump-sum contracts for offshore construction services are inherently risky and are subject to many unforeseen circumstances and events that may affect productivity and thus, profitability. When productivity decreases with no offsetting decrease in costs or increases in revenues, our contract margins erode compared to our bid margins. In general, we traditionally bear a larger share of project related risks during periods of weak demand for our services and a smaller share of risks during periods of high demand for our services. Consequently, our revenues and margins from offshore construction services are subject to a high degree of variability, even as compared to other businesses in the offshore energy industry.
Subsea Services
Most of our subsea revenues are the result of short-term work, involve numerous smaller contracts, and are usually based on a day-rate charge. Financial risks associated with these types of contracts are normally limited due to their short-term and non-lump sum nature. However, some subsea contracts, especially those that utilize dive support vessels (“DSVs”), may involve longer-term commitments that extend from the exploration, design, and installation phases of a field throughout its useful life by providing IRM services. The financial risks which are associated with these commitments remain low in comparison with our offshore construction activities due to the day-rate structure of the contracts. Revenues and margins from our subsea activities tend to be more consistent than from our offshore construction activities.
Quarter Ended March 31, 2008 Compared to Quarter Ended March 31, 2007

	Three months ended March 31
	2008		2007
		% of		% of	% Change
	(Thousands)	Revenue	(Thousands)	Revenue	(Unfavorable)
Revenues	$301,465	100.0%	$277,009	100.0%	8.8%
Cost of operations	247,135	82.0	183,535	66.3	(34.7)

Gross profit	54,330	18.0	93,474	33.7	(41.9)
Net (gain) on asset disposal	(2,163)	(0.7)	(1,320)	(0.5)	63.9
Selling, general and administrative expenses	23,039	7.6	18,144	6.5	(27.0)

Operating income	33,454	11.1	76,650	27.7	(56.4)

Other expense:
Interest expense	4,118	1.4	2,741	1.0	(50.2)
Other (income), net	(7,620)	(2.6)	(4,885)	(1.8)	56.0

Income before taxes	36,956	12.3	78,794	28.5	(53.1)
Income taxes	10,126	3.4	24,338	8.8	58.4

Net income	$26,830	8.9%	$54,456	19.7%	(50.7%)

Revenues — Revenues increased by 9% to $301.5 million for the first quarter of 2008, compared to the first quarter of 2007. This increase was due to increased demand for our services in the Middle East, partially offset by lower construction activity in Latin America and lower utilization of our major construction vessels. For a detailed discussion of revenues and income before taxes for each geographical area, see “Segment Information” below.
Gross Profit — Gross profit decreased by $39.1 million to $54.3 million in the first quarter of 2008, compared to the first quarter of 2007, primarily due to lower project margins. Compared to the first quarter of 2008, profits from the Latin America segment were higher during the first quarter of 2007 due to change orders recognized during the period. Project profitability in our West Africa segment was reduced due to security and logistical issues. In the Gulf of Mexico region, project profitability was negatively impacted by adverse weather conditions as well as unavailability of certain vessels undergoing drydocking and rigging. Improved profitability in our Middle East segment was primarily a result of greater demand in the area.
Selling, General and Administrative Expenses — Selling, general and administrative expenses increased by $4.9 million to $23.0 million for the first quarter of 2008, compared to the first quarter of 2007. Primarily contributing to this increase was higher legal fees and salary expenses.
Other (Income), net — Other net income increased by $2.7 million to $7.6 million for the first quarter of 2008, compared to the first quarter of 2007. This increase was primarily attributable to a $1.7 million increase in interest income generated from higher combined balances of cash, cash equivalents, and marketable securities, and a $1.4 million gain on forward foreign currency contracts used to hedge Euro denominated purchase commitments.
Income Taxes — The Company’s effective tax rate for the first quarter of 2008 was 27% as compared to 31% for the first quarter of 2007. The decrease in our effective tax rate was due to improved earnings in foreign jurisdictions with low statutory tax rates.

Segment Information — The following sections discuss the results of operations for each of our reportable segments during the quarters ended March 31, 2008 and 2007.
Gulf of Mexico Offshore Construction Division
Revenues were $6.9 million during the first quarter of 2008 compared to $16.9 million during the first quarter of 2007. The decrease of $10.0 million was primarily due to lower activity and decreased pricing. Decreased activity was partially the result of project delays during the first quarter of 2008 as a result of adverse weather conditions. Drydocking of the Cherokee during the first quarter of 2008 and the transfer of the Pioneer to Gulf of Mexico Subsea in July 2007 also contributed to lower vessel utilization in this segment. Pricing was negatively impacted during the first quarter of 2008 by increased competition in the shallow water market. Loss before taxes was $7.9 million during the first quarter of 2008 compared to a loss of $1.2 million during the first quarter of 2007. This increase in loss was primarily due to lower profit margins in the first quarter of 2008 driven by several factors including reduced project profitability and non-recovered vessel costs resulting from lower vessel utilization.
Gulf of Mexico Subsea
Revenues were $24.0 million during the first quarter of 2008 compared to $29.4 million during the first quarter of 2007. The decrease of $5.4 million was primarily attributable to weather related project delays and reduced activity as a result of drydocking of a DSV. This decrease was partially offset by incremental revenues from the Pioneer which was transferred from Gulf of Mexico OCD in July 2007. Loss before taxes was $1.6 million during the first quarter of 2008 compared to income before taxes of $10.6 million during the first quarter of 2007. This change was primarily due to decreased revenues and non-recovered mobilization costs associated with the deployment and subsequent replacement of the REM Commander which was preparing to be transferred to Brazil during the second quarter of 2008.
Latin America
Revenues were $70.2 million during the first quarter of 2008 compared to $101.8 million during the first quarter of 2007. The decrease of $31.6 million was primarily due to lower activity and decreased pricing. Revenues in the first quarter of 2008 were primarily generated from two repair projects and the commencement of a large project in Brazil, compared to the completion of one large multi-year construction project during the first quarter of 2007. Also, the prior year comparable quarter benefited from improved pricing from favorable resolutions of claims and change orders from the large multi-year project. Income before taxes was $17.8 million during the first quarter of 2008 compared to $53.3 million during the first quarter of 2007. The decrease of $35.7 million was attributable to lower revenues, increased costs for establishing operations in Brazil, and higher allocation of corporate expenses.
West Africa
Revenues were $40.6 million during the first quarter of 2008 compared to $51.3 million during the first quarter of 2007. The decrease of $10.7 million was primarily due to lower activity. Activity in the first quarter of 2008 consisted of initial work on one large construction project compared to two significant projects ongoing in the first quarter of 2007. Loss before taxes was $6.2 million during the first quarter of 2008 compared to income before taxes of $0.5 million during the first quarter of 2007. This change was primarily attributable to lower profitability from non-recoverable idle vessel costs, project delays caused by security, logistic and productivity issues, and higher security costs.
Middle East
Revenues were $85.5 million during the first quarter of 2008 compared to $9.4 million during the first quarter of 2007. The increase of $76.1 million was the result of higher activity created by increased demand for our services in the region. Two major projects were in progress during the first quarter of 2008 compared to a low level of construction activity during the first quarter of 2007. Income before taxes was $18.0 million during the first quarter of 2008 compared to $1.5 million during the first quarter of 2007. This increase in income before taxes was generated from higher revenues, but was reduced by vessel standby cost caused by scheduling conflicts, adverse weather, and lack of available equipment. In addition, net income in the first quarter of 2008 was positively impacted from a $2.3 million gain on the sale of a DSV.

Asia Pacific/India
Revenues were $82.0 million during the first quarter of 2008 compared to $80.2 million during the first quarter of 2007. The increase of $1.8 million resulted from favorable resolutions of change orders recognized in the first quarter of 2008. Activity in the first quarter of 2008 consisted of two large construction projects compared to three large construction projects in the first quarter of 2007. Income before taxes was $12.6 million during the first quarter of 2008 compared to $11.6 million during the first quarter of 2007. This increase was due to higher revenues and project profitability, but was reduced by non-recovered idle vessel costs of the Comanche, which was in-tow and drydocking during the first quarter of 2008.
Industry and Business Outlook
We believe that demand for our offshore construction and subsea services will remain strong over the next few years. Energy prices remain at high levels which are conducive to activity in the offshore energy industry, and worldwide trends in energy consumption indicate growing demand for oil and natural gas. Additionally, we believe that current levels of offshore oil and gas exploration activity will create significant demand for our services over the next several years.
Although we have been experiencing pricing pressures and reduced activity in our domestic operations, we are optimistic about the opportunities in the Gulf of Mexico during the remainder of 2008. Our outlook for demand for our offshore construction and subsea services also continues to be positive for our international regions, especially in the Middle East, Asia Pacific/India, and Latin America. We are encouraged by the new demand for our construction services in Brazil; however, in 2008, we do not expect to repeat the same high level of profitability on projects from our Latin America segment that we experienced during 2007.
As of March 31, 2008, our backlog totaled approximately $536.6 million ($501.2 million for international regions and $35.4 million for the Gulf of Mexico). All of this backlog is scheduled to be performed in 2008. The amount of our backlog in the U.S. Gulf of Mexico is not a reliable indicator of the level of demand for our services in this region due to the prevalence of short-term contractual arrangements. We are encouraged about our future backlog as the bidding activity is high.
Liquidity and Capital Resources
Cash Flow
Cash and cash equivalents as of March 31, 2008, were $674.4 million compared to $723.5 million as of December 31, 2007, a decrease of $49.1 million. The primary sources of cash and cash equivalents during the first quarter of 2008 have been the sale of auction rate securities and cash provided from net income. The primary uses of cash have been for working capital needs, capital projects, and drydocking activities.
Operating activities used $69.2 million of net cash during the first quarter of 2008, compared to providing $78.7 million of net cash during the first quarter of 2007. This decrease of net cash generated from operating activities reflects lower net income and higher working capital needs. Changes in operating assets and liabilities were negative $101.4 million during the first quarter of 2008, compared to $7.1 million during the first quarter of 2007. Contributing to the decrease in changes in operating assets and liabilities was an increase in billed and unbilled accounts receivable, drydocking costs incurred, and interest expense paid.
Investing activities provided $21.0 million of net cash during the first quarter of 2008, compared to using $5.1 million of net cash during the first quarter of 2007. Contributing to this was the net sale of $35.2 million of auction rate securities during the first quarter of 2008. This increase was reduced by purchases of property and equipment of approximately $18.6 million during the first quarter of 2008.
Financing activities used $0.9 million of net cash during the first quarter of 2008, compared to providing $0.6 million of net cash during the first quarter of 2007. Contributing to this decrease was the repurchase of Company common stock in the first quarter of 2008.

Liquidity Risk
As of March 31, 2008, approximately 10% of our short-term investments were held in auction rate securities issued by municipalities and state education agencies. These auction rate securities are intended to provide liquidity through an auction process that resets the applicable interest rate at predetermined intervals, allowing investors to either roll over their holdings or sell them at par value. As a result of adverse market conditions, auctions for these types of securities began failing during the first quarter of 2008. As of April 23, 2008, we held auction rate securities with a par value of $48.1 million, which failed to settle at auction because the sell orders exceeded the buy orders Consequently, these investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside the auction process. We have the ability and intent to hold our investment in these securities until a recovery of the auction process, issuers redeem them, or they mature. The maturity dates for our investment in these auction rate securities range from 2034 to 2039.
We expect $12.3 million of our auction rate securities will be redeemed at par value in May 2008. We do not consider our remaining investment in auction rate securities to be permanently impaired due to short-term illiquidity and have reclassified this investment to non-current, as we intend to continue holding these securities until the market recovers.
Liquidity Outlook
During the next twelve months, we expect that our balances of cash, cash equivalents, and marketable securities, supplemented by cash generated from operations and amounts available under our Revolving Credit Facility, will be sufficient to fund our operations (including increases in working capital required to fund any increases in activity levels), scheduled debt retirement, and currently planned capital expenditures. In April 2008, we announced an upgrade to our fleet with the construction of a second new generation derrick/pipelay vessel, designated as the “Global 1201”, for an estimated cost of $250.0 million. This vessel is expected to be operational in 2011. Capital expenditures for the remainder of 2008 are expected to be between $215.0 million and $235.0 million. This range includes expenditures for the Global 1200, Global 1201, and various vessel upgrades. In addition, we will continue to evaluate the divesture of assets that are no longer critical to our operations to reduce our operating costs and maintain our strong financial position.
Based on our expected operating cash flows and our other sources of cash, we do not believe the reduction in liquidity of our investments in auction rate securities will have a material impact on our overall ability to meet our liquidity needs during the next twelve months.
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
As of March 31, 2008, the Company’s contractual obligations under two long-term vessel charters will require the use of approximately 347.6 million Norwegian Kroners (or $68.0 million as of March 31, 2008) over the next four years. We have hedged our non-cancellable Norwegian Kroner commitments related to this charter, and consequently, gains and losses from our forward foreign currency contracts will be substantially offset by gains and losses from the underlying commitment.
As of March 31, 2008, we were committed to purchase certain equipment which will require the use of €10.7 million (or $16.9 million as of March 31, 2008) over the next three years. A 1% increase in the value of the Euro will increase the dollar value of these commitments by approximately $0.2 million. In connection with certain Euro commitments, the Company entered into forward foreign currency contracts for the equivalent value of €6.1 million at an average exchange rate of $1.45 per Euro. A 1% decrease in the value of the Euro will create a derivative loss in reported earnings of approximately $0.1 million.
Additional quantitative and qualitative disclosures about market risk are in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk”, of our Annual Report on Form 10-K for the year ended December 31, 2007.
Interest Rate Risk
We are exposed to changes in interest rates with respect to our investments in cash equivalents and marketable securities. Our investments consist primarily of commercial paper, bank certificates of deposit, repurchase agreements, money market funds, and tax-exempt auction rate securities. These investments are subject to changes in short-term interest rates. We invest in high grade investments with a credit rating of AA-/Aa3 or better, with a main objective of preserving capital. A 1% increase or decrease in the average interest rate of our cash equivalents and marketable securities at March 31, 2008 would have an approximate $7.4 million impact on our pre-tax annualized interest income.

Item 4. Controls and Procedures.
As of the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures. These disclosure controls and procedures are designed to provide us with a reasonable assurance that all of the information required to be disclosed by us in our periodic reports filed under the Securities Exchange Act of 1934 as amended (“Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed and maintained to ensure that all of the information required to be disclosed by us in our reports is accumulated and communicated to our management, including our principal executive officer and chief financial officer, as appropriate to allow those persons to make timely decisions regarding required disclosure.
Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that material information relating to our Company is made known to management on a timely basis. Our Chief Executive Officer and Chief Financial Officer noted no significant deficiencies or material weaknesses in the design or operation of our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that are likely to adversely affect our ability to record, process, summarize, and report financial information. There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
For information about the Company’s internal FCPA investigation of its West Africa operation, refer to Note 8 included in Part I, Item 1 of the Notes to Condensed Consolidated Financial Statements.
We are involved in various routine legal proceedings primarily involving claims for personal injury under the General Maritime Laws of the United States and Jones Act as a result of alleged negligence. We believe that the outcome of all such proceedings, even if determined adversely, would not have a material adverse effect on our business or financial statements.
Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition, or future results of operations. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2007, are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities.
The following table contains the purchases of equity securities by the Company during the first quarter of 2008.

			Total Number of	Maximum
			Shares	Number of Shares
			Purchased as	that May Yet Be
	Total Number	Average Price	Part of Publicly	Purchased Under
	of Shares	Paid per	Announced Plans	the Plans or
Period	Purchased(1)	Share	or Programs	Programs
January 1, 2008 - January 31, 2008	89	$21.84	—	—
February 1, 2008 – February 29, 2008	862	22.04	—	—
March 1, 2008 – March 31, 2008	89,084	18.44	—	—

Total	90,035	$18.48	—	—

(1)	On July 17, 2007, the Board of Directors authorized the Company to withhold shares of restricted stock to satisfy payments for withholding taxes.

Item 6. Exhibits.

*	15.1 -	Letter regarding unaudited interim financial information.

*	31.1 -	Section 302 Certification of CEO, B. K. Chin

*	31.2 -	Section 302 Certification of CFO, Peter S. Atkinson

*	32.1 -	Section 906 Certification of CEO, B. K. Chin

*	32.2 -	Section 906 Certification of CFO, Peter S. Atkinson

*	Included with this filing

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

GLOBAL INDUSTRIES, LTD.
By:	/s/ Peter S. Atkinson
Peter S. Atkinson
President and Chief Financial Officer (Principal Financial and Accounting Officer)

May 7, 2008