Form 10-Q
period 2008-06-30
GLOBAL INDUSTRIES LTD
filed 2008-08-06
CIK 895663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
YES ☐      NO ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares of the Registrant’s Common Stock outstanding as of August 1, 2008, was 115,115,156.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Global Industries, Ltd.
We have reviewed the accompanying condensed consolidated balance sheet of Global Industries, Ltd. and subsidiaries (the “Company”) as of June 30, 2008, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2008 and 2007, and cash flows for the six-month periods June 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.
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
DELOITTE & TOUCHE LLP
August 4, 2008
Houston, Texas

GLOBAL INDUSTRIES, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30	December 31
	2008	2007
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$488,363	$723,450
Restricted cash	1,133	1,121
Marketable securities	5,200	99,935
Accounts receivable — net of allowance of $6,267 for 2008 and $1,278 for 2007	258,666	167,469
Unbilled work on uncompleted contracts	130,874	106,716
Contract costs incurred not yet recognized	3,667	10,821
Deferred income taxes	18,702	3,827
Assets held for sale	775	1,002
Prepaid expenses and other	41,062	27,875

Total current assets	948,442	1,142,216

Property and Equipment, net	513,904	349,549

Other Assets
Marketable securities	41,968	—
Accounts receivable – long-term	19,475	9,315
Deferred charges, net	78,401	43,045
Goodwill	37,388	37,388
Other	8,836	8,285

Total other assets	186,068	98,033

Total	$1,648,414	$1,589,798

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$3,960	$3,960
Accounts payable	225,059	169,034
Employee-related liabilities	28,092	28,366
Income taxes payable	32,730	39,683
Accrued interest payable	5,670	5,827
Advance billings on uncompleted contracts	15,096	36,691
Other accrued liabilities	16,657	15,638

Total current liabilities	327,264	299,199

Long-Term Debt	388,360	390,340
Deferred Income Taxes	35,989	35,617
Other Liabilities	12,762	11,050

Commitments and Contingencies	—	—

Shareholders’ Equity
Common stock, $0.01 par value, authorized 150,000 shares and issued 119,258 and 118,001 shares, respectively	1,193	1,180
Additional paid-in capital	437,630	418,366
Retained earnings	528,556	515,206
Treasury stock at cost, 3,021 in 2008 and 2,904 in 2007	(79,451)	(77,257)
Accumulated other comprehensive loss	(3,889)	(3,903)

Total shareholders’ equity	884,039	853,592

Total	$1,648,414	$1,589,798

See Notes to Condensed Consolidated Financial Statements.

GLOBAL INDUSTRIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Revenues	$300,543	$248,940	$602,008	$525,949
Cost of operations	292,707	174,807	539,842	358,342

Gross profit	7,836	74,133	62,166	167,607
Loss (gain) on asset disposals	151	12	(2,012)	(1,308)
Selling, general and administrative expenses	24,961	19,884	48,000	38,028

Operating income (loss)	(17,276)	54,237	16,178	130,887

Interest income	3,470	5,766	10,233	10,810
Interest expense	(1,708)	(2,032)	(5,826)	(4,773)
Other income (expense), net	(2,489)	765	(1,632)	606

Income (loss) before taxes	(18,003)	58,736	18,953	137,530
Income taxes (benefits)	(4,523)	17,607	5,603	41,945

Net income (loss)	$(13,480)	$41,129	$13,350	$95,585

Earnings (Loss) Per Common Share
Basic	$(0.12)	$0.35	$0.12	$0.82
Diluted	$(0.12)	$0.35	$0.12	$0.81

Weighted Average Common Shares Outstanding
Basic	114,260	117,305	113,954	116,946
Diluted	114,260	119,168	115,716	118,675
See Notes to Condensed Consolidated Financial Statements.

GLOBAL INDUSTRIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30
	2008	2007
Cash Flows From Operating Activities
Net income	$13,350	$95,585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and non-stock-based amortization	22,203	23,592
Stock-based compensation expense	6,648	9,167
Provision for doubtful accounts	5,494	415
Gain on sale or disposal of property and equipment	(2,012)	(1,308)
Derivative (gain) loss	422	(325)
Deferred income taxes	(14,813)	(2,224)
Excess tax benefits from stock-based compensation	(4,019)	(2,541)
Changes in operating assets and liabilities
Receivables, unbilled work, and contract costs	(127,317)	70,452
Prepaid expenses and other	(12,504)	752
Accounts payable, employee-related liabilities and other accrued liabilities	30,240	2,480
Deferred dry dock costs incurred	(42,070)	(9,362)

Net cash provided by (used in) operating activities	(124,378)	186,683

Cash Flows From Investing Activities
Proceeds from sale of assets	6,250	3,651
Additions to property and equipment	(177,422)	(15,541)
Sale of marketable securities	101,404	93,820
Purchase of marketable securities	(49,296)	(169,657)
Additions to restricted cash	(11)	(26)

Net cash (used in) investing activities	(119,075)	(87,753)

Cash Flows From Financing Activities
Repayment of long-term debt	(1,980)	(1,980)
Proceeds from sale of common stock, net	8,609	13,696
Repurchase of common stock	(2,194)	(168)
Additions to deferred charges	(88)	(4)
Excess tax benefits from stock-based compensation	4,019	2,541

Net cash provided by financing activities	8,366	14,085

Cash and cash equivalents
Increase (decrease)	(235,087)	113,015
Beginning of period	723,450	352,178

End of period	$488,363	$465,193

Supplemental Disclosures
Interest Paid	$6,229	$2,971
Income Taxes Paid	$28,117	$49,028
See Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
1.	General

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Global Industries, Ltd. and its subsidiaries (“Company,” “we,” “us,” or “our”).

In the opinion of management of the Company, all adjustments (such adjustments consisting only of a normal and recurring nature) necessary for a fair presentation of the operating results for the interim periods presented have been included in the unaudited Condensed Consolidated Financial Statements. Operating results for the period ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These financial statements should be read in conjunction with our audited Consolidated Financial Statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Reclassifications

During the second quarter of 2008, we began separately disclosing interest income on the accompanying condensed consolidated statement of operations. This reclassification had no impact on non-operating income for these periods.

Recent Accounting Pronouncements

SFAS 157. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and enhances disclosures about instruments carried at fair value, but does not change existing guidance as to whether or not an instrument is carried at fair value. In February 2008, the FASB issued FASB Staff Positions (“FSP”) SFAS 157-2, Effective Date for FASB Statement 157. This FSP permits the delayed application of SFAS 157 for all non-recurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. The Company adopted SFAS 157, as amended, on a prospective basis beginning January 1, 2008, for its financial assets and liabilities and will adopt this statement for its non-financial assets and liabilities, which consists of goodwill and assets held for sale, on January 1, 2009. See further discussion about the implementation of SFAS 157 in Note 5.

SFAS 161. In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 requires specific disclosures regarding the location and amounts of derivative instruments in the Company’s financial statements, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued, and for fiscal years and interim periods, beginning after November 15, 2008. We will adopt the new disclosure requirements of SFAS 161 in the first quarter 2009.

FSP FAS 142-3. In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for the entity-specific factors in SFAS No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 will be effective for the Company beginning January 1, 2009. Management is currently assessing the effect of this pronouncement on the Company’s consolidated financial statements.

FSP APB 14-1. In May 2008, the FASB issued FSP APB No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), (“FSP APB 14-1”). The FSP will require cash settled convertible debt to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component will be the estimated fair value of similar bonds without the conversion feature. The difference between the bond cash proceeds and this estimated fair value will be recorded as a debt discount and amortized to interest expense over the life of the bond. Although FSP APB 14-1 will have no impact on the Company’s actual past or future cash flows, it will require the Company to record a material increase in non-cash interest expense as the debt discount is amortized. FSP APB 14-1 will become effective for the Company beginning

January 1, 2009 and applied retrospectively to all periods presented. The Company is continuing to evaluate the impact of adopting FSP APB 14-1 on the consolidated financial statements.

FSP EITF 03-6-1. In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128, Earnings Per Share. This FSP shall be applied retrospectively for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact, if any, of adopting FSP EITF 03-6-1. End of Note 1.

2.	Restricted Cash

Restricted cash represents cash deposits for the purpose of providing a banking institution cash collateral for ongoing short-term foreign exchange contracts. There is no contractual obligation or agreement to have the cash restricted for a period longer than one to five days; therefore, restricted cash is classified as a current asset on the accompanying condensed consolidated balance sheets.

3.	Marketable Securities

As of June 30, 2008, the Company held $48.1 million at par value in auction rate securities which are variable rate bonds tied to short-term interest rates with maturities up to 31 years. Auction rate securities have interest rate resets through a Dutch auction at predetermined short intervals. Interest rates generally reset every 7-35 days. The coupon interest rate for these securities ranged from 2.9% to 4.3%, on a tax exempt basis, for the quarter ended June 30, 2008.

The Company’s investments in auction rate securities were issued by municipalities and state education agencies. The auction rates securities issued by state education agencies represent pools of student loans for which repayment is substantially guaranteed by the U.S. government under the Federal Family Education Loan Program (“FFELP”). All of the Company’s investments in auctions rate securities have at least a double A rating. As of June 30, 2008, the par value of auction rate securities issued by state education agencies was $30.0 million and the par value of auction rate securities issued by municipalities was $18.1 million.

In July 2008, $5.2 million auction rate securities issued by municipalities were redeemed at par value. These securities are classified as current assets on the accompanying condensed consolidated balance sheet as of June 30, 2008.

Recent auctions for the Company’s auction rate securities have failed. An auction failure, which is not a default in the underlying debt instrument, occurs when there are more sellers than buyers at a scheduled interest rate auction date. This results in a lack of liquidity for these securities, even though debt service continued to occur. When auctions fail, the interest rate is adjusted according to the provisions of the related security agreement, which generally results in an interest rate higher than the interest rate the issuer pays in connection with successful auctions. During the six months ended June 30, 2008, the Company continued to earn and receive scheduled interest on these securities.

Based on a lack of current market liquidity and the Company’s ability and intent to continue holding its auction rate securities until they can be sold or redeemed at par value or mature, the Company classifies these securities as non-current.

The Company’s investments in auction rate securities are classified as available for sale and are carried at fair value with any unrealized gains and losses recorded in other comprehensive income. The Company concluded the fair value of the auction rate securities classified as non-current at June 30, 2008 was $42.0 million, a decline of $0.9 million from par value. The decline in fair value has been assessed by the Company as temporary and has been recorded as an unrealized loss in accumulated other comprehensive income, net of tax of $0.2 million. The Company will continue to monitor the market for auction rate securities and consider its impact, if any, on fair value of the remaining investment through disposition.

4.	Derivatives

The Company uses forward contracts to manage its exposure in foreign currency rates. The Company’s outstanding forward foreign currency contracts are used to hedge cash flows for forecasted purchase commitments denominated in Euros and Norwegian Kroners. Changes in fair value of the Euro forward contracts are recorded in earnings because the hedging relationship was deemed to be ineffective. The Norwegian Kroner forward contracts are accounted for as cash flow hedges with unrealized gains and losses recorded in other comprehensive income. As of June 30, 2008 and December 31, 2007, there was $5.7 million and $5.1 million of unrealized gains, net of tax, in accumulated other comprehensive income. As of June 30, 2008, approximately $3.2 million of the unrealized gains are expected to be realized in earnings during the next twelve months.

5.	Fair Value of Financial Instruments

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

Level 1 — Observable inputs such as quoted prices in active markets.
Level 2 — Inputs (other than quoted prices in active markets) that are either directly or indirectly observable.
Level 3 — Unobservable inputs which requires management’s best estimate of what market participants would use in pricing the asset or liability.
Assets measured at fair value on a recurring basis are categorized in the table below based upon the lowest level of significant input to the valuations.
Fair Value Measurements at June 30, 2008
(In thousands)

Description	Total	Level 1	Level 2	Level 3
Cash equivalents	$424,492	$424,492	$—	$—
Marketable securities	47,168	—	5,200	41,968
Derivative contracts	9,036	—	9,036	—

Total	$480,696	$424,492	$14,236	$41,968

Financial instruments classified as Level 3 in the fair value hierarchy represent auction rate securities in which management has used at least one significant unobservable input in the valuation model. The following tables present a reconciliation of activity for such securities:
Changes in Level 3 financial instruments

	Three Months	Six Months
	Ended	Ended
	June 30	June 30
	(In thousands)
Beginning Balance	$34,805	$48,800
Purchases, issuances, and settlements	—	(13,050)
Unrealized gain (loss)	38	(907)
Transfers in and/or out of Level 3	7,125	7,125

Balance at June 30, 2008	$41,968	$41,968

6.	Receivables

Receivables are presented in the following balance sheet accounts: (1) accounts receivable, (2) accounts receivable — long-term, (3) unbilled work on uncompleted contracts, and (4) contract costs incurred not yet recognized. The balance of accounts receivable — long-term at June 30, 2008 and December 31, 2007 represents amounts related to retainage which were not expected to be collected within the next twelve months. The balance of unbilled work on uncompleted contracts includes (a) amounts receivable from customers for work that has not yet been billed pursuant to contractually specified milestone billing requirements and (b) revenue accruals.
The claims and unapproved change orders included in our receivables amounted to $37.9 million at June 30, 2008 and $46.0 million at December 31, 2007.
Costs and Estimated Earnings on Uncompleted Contracts

	June 30	December 31
	2008	2007
	(In thousands)
Costs incurred on uncompleted contracts	$712,785	$838,856
Estimated earnings	127,149	322,089

Costs and estimated earnings on uncompleted contracts	839,934	1,160,945
Less: Billings to date	(733,675)	(1,091,255)

	106,259	69,690
Plus: Accrued revenue	21,390	8,371
Less: Advance billings on uncompleted contracts	(11,871)	(8,036)

	$115,778	$70,025

Included in accompanying balance sheets under the following captions:
Unbilled work on uncompleted contracts	$130,874	$106,716
Advance billings on uncompleted contracts	(15,096)	(36,691)

	$115,778	$70,025

7.	Property and Equipment

The components of property and equipment, at cost, and the related accumulated depreciation are as follows:

	June 30	December 31
	2008	2007
	(In thousands)
Land	$6,322	$6,322
Facilities and equipment	159,169	155,676
Marine vessels	529,816	428,021
Construction in progress	141,998	68,757

Total property and equipment	837,305	658,776
Less: Accumulated depreciation	(323,401)	(309,227)

Property and equipment, net	$513,904	$349,549

Expenditures for property and equipment that substantially increase the useful lives of existing assets are capitalized at cost and depreciated. Routine expenditures for repairs and maintenance are expensed as incurred. Except for major construction vessels that are depreciated on the units-of-production (“UOP”) method over estimated vessel operating days, depreciation is provided utilizing the straight-line method over the estimated useful lives of the assets. The UOP method is based on vessel utilization days and more closely correlates depreciation expense to vessel revenue. In addition, the UOP method provides for a minimum depreciation floor in periods with nominal vessel use. In general, if we applied only a straight-line depreciation method instead of the UOP method, less depreciation expense would be recorded in periods of high utilization and revenues, and more depreciation expense would be recorded in periods of low vessel utilization and revenues.

8.	Deferred Dry Docking Costs
The Company utilizes the deferral method to capitalize vessel dry docking costs and to amortize the costs to the next dry docking. Such capitalized costs include regulatory required steel replacement, direct costs for vessel mobilization and demobilization, rental of dry docking facilities and services, third party inspection fees, and inspection of machinery, safety and navigation equipment. Crew costs may also be capitalized when employees perform all or a part of the required dry docking. Any repair and maintenance costs incurred during the dry docking period are expensed as incurred.
9.	Long-Term Debt
The components of long-term debt are as follows:

	June 30	December 31
	2008	2007
	(In thousands)
Senior Convertible Debentures due 2027, 2.75%	$325,000	$325,000
Title XI Bonds due 2025, 7.71%	67,320	69,300
Revolving Credit Facility	—	—

Total long-term debt	392,320	394,300
Less: Current maturities	(3,960)	(3,960)

Long-term debt less current maturities	$388,360	$390,340

At June 30, 2008, the available borrowing under our Revolving Credit Facility was $32.0 million. The Company also has a $16.0 million short-term credit facility at one of its foreign locations.  At June 30, 2008, the available borrowing under this facility was $2.4 million.
10.	Commitments and Contingencies

Commitments

Construction and Purchases in Progress – The estimated cost to complete capital expenditure projects in progress at June 30, 2008 was approximately $460.2 million, which primarily represents expenditures for construction of new generation derrick/pipelay vessels, the Global 1200 and Global 1201. This amount includes an aggregate commitment of 158.8 million Singapore Dollars (or $116.6 million US Dollars as of June 30, 2008) and €25.7 million Euros (or $40.6 million US Dollars as of June 30, 2008).

Off Balance Sheet Arrangements — In the normal course of our business activities, and pursuant to agreements to perform construction services, we provide guarantees, bonds, and letters of credit to customers, vendors, and other parties. At June 30, 2008, the aggregate amount of these outstanding guarantees and bonds was $91.2 million, which are scheduled to expire between July 2008 and July 2009, and the aggregate amount of outstanding letters of credit was $123.8 million, which are due to expire between July 2008 and October 2009.

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

In June 2007, the Company announced that it was conducting an internal investigation of its West Africa operations, focusing on the legality, under the U.S. Foreign Corrupt Practices Act (“FCPA”) and local laws, of one of its subsidiary’s reimbursement of certain expenses incurred by a customs agent in connection with shipments of materials and the temporary importation of vessels into West African waters. The Audit Committee has engaged Andrews and Kurth LLP to lead the investigation. Andrews and Kurth LLP is an international firm with significant experience in investigating and advising on FCPA matters. The investigation is ongoing.

At this stage of the internal investigation, the Company is unable to predict what conclusions, if any, the Securities and Exchange Commission (“SEC”) will reach, whether the Department of Justice will open a separate investigation to investigate this matter, or what potential remedies these agencies may seek. If the SEC or Department of Justice determines that violations of the FCPA have occurred, they could seek civil and criminal sanctions, including monetary penalties, against us and/or certain of our employees, as well as changes to our business practices and compliance programs, any of which could have a material adverse effect on our business and financial condition. In addition, such actions, whether actual or alleged, could damage our reputation and ability to do business. Further detecting, investigating, and resolving these matters is expensive and consumes significant time and attention of our senior management.

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

11.	Comprehensive Income (Loss)

Other Comprehensive Income (Loss) – The differences between net income (loss) and comprehensive income (loss) for each of the comparable periods is presented in the table below.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
		(In thousands)
Net Income (Loss)	$(13,480)	$41,129	$13,350	$95,585
Unrealized gain (loss) on derivatives	(726)	2,220	1,036	3,477
Unrealized gain (loss) on auction rate securities	38	—	(907)	—
Deferred tax benefit (expense)	243	(778)	(115)	(1,218)

Comprehensive Income (Loss)	$(13,925)	$42,571	$13,364	$97,844

Accumulated Other Comprehensive Income (Loss) – A roll-forward of the amounts included in accumulated other comprehensive income (loss), net of taxes, is shown below.

		Forward		Accumulated
	Accumulated	Foreign		Other
	Translation	Currency	Auction Rate	Comprehensive
	Adjustment	Contracts	Securities	Income/(Loss)
		(In thousands)
Balance at December 31, 2007	$(8,978)	$5,075	$—	$(3,903)
Change in value	—	673	(659)	14

Balance at June 30, 2008	$(8,978)	$5,748	$(659)	$(3,889)

The amount of accumulated translation adjustment included in accumulated other comprehensive income (loss) relates to prior translations of subsidiaries whose functional currency was not the U.S. dollar. The amount of gain on forward foreign currency contracts included in accumulated other comprehensive income (loss) hedges the Company’s exposure to changes in Norwegian Kroners for commitments of long-term vessel charters.

12.	Stock-Based Compensation

Pursuant to Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, (“SFAS 123(R)”) companies must recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards.

The table below sets forth the total amount of stock-based compensation expense for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
		(In thousands)
Stock-based compensation expense Stock options	$782	$1,102	$1,558	$2,417
Restricted stock	2,232	2,482	4,020	5,160
Performance shares and units	690	471	1,070	1,590

Total stock-based compensation expense	$3,704	$4,055	$6,648	$9,167

13.	Other Income (Expense), net

Components of other income (expense), net are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
		(In thousands)
Foreign exchange rate gain (loss)	$(2,231)	$(578)	$(2,236)	$(874)
Derivative contract gain (loss)	(135)	322	588	558
Reversal of allowance for doubtful accounts	—	660	—	787
Other income (expense), net	(123)	361	16	135

Total	$(2,489)	$765	$(1,632)	$606

14.	Income Taxes

The Company’s effective tax rate for the three and six months ended June 30, 2008 was 25.1% and 29.6%, respectively, compared to 30.0% and 30.5% for the three and six months ended June 30, 2007. The difference in the effective tax rate between the three months ended June 30, 2008 and 2007 reflects a change in the mix of taxable earnings by jurisdiction.

In the second quarter of 2008, a tax liability totaling $1.5 million in taxes and $0.3 million in penalties for late filing related to uncertain tax positions taken in prior years was settled. The liability related to filing requirements in West Africa. Taxes and penalties associated with years 1997 through 2006 were paid with a corresponding reduction in the reserve for uncertain tax positions for the amount of $1.5 million.

15.	Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income during the period by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing net income (loss) during the period by the weighted average number of shares that would have been outstanding assuming the issuance of dilutive potential common shares as if outstanding during the reporting period, net of shares assumed to be repurchased using the treasury stock method.

The following table presents the reconciliation between basic shares and diluted shares.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
	(In thousands, except per share data)
Net income (loss)	$(13,480)	$41,129	$13,350	$95,585
Common shares dilution
Weighted-average shares outstanding — basic	114,260	117,305	113,954	116,946
Effect of dilutive securities Stock options	—	1,437	894	1,303
Performance shares and units	—	426	156	426
Restricted stock	—	—	712	—

Weighted-average shares outstanding — diluted	114,260	119,168	115,716	118,675

Earnings (loss) per share
Basic	$(0.12)	$0.35	$0.12	$0.82
Diluted	$(0.12)	$0.35	$0.12	$0.81
Approximately 3.3 million potential shares of common stock were excluded from the diluted EPS for the three months ended June 30, 2008 because they were anti-dilutive. Approximately 0.5 million and 0.1 million potential shares of common stock were excluded from the diluted EPS for the six months ended June 30, 2008 and 2007, respectively, because they were anti-dilutive. There were no anti-dilutive shares excluded from the diluted earnings per share computation for the quarter ended June 30, 2007.

16.	Segment Information

During 2007, we reorganized the underlying operations and economics of our operating segments. As a result, the reportable segments were realigned to better reflect our internal management reporting structure and to facilitate our growth strategy and renewed focus on diving and underwater services. Also, effective with the reorganization, we renamed our diving services to subsea services to more accurately depict our expanding business beyond diving services to include diverless intervention, SURF (subsea equipment, umbilical, riser and flow-line), and IRM (inspection, repairs and maintenance) services. The six reportable segments prior to reorganization included: Gulf of Mexico Offshore Construction Division (“OCD”), Gulf of Mexico Diving, Latin America, West Africa, Middle East (including the Mediterranean and India), and Asia Pacific. In the second quarter of 2008, we renamed our Gulf of Mexico segments to North America segments to better reflect our strategic direction to expand our marketing efforts into Canada, Newfoundland, and other regions in North America. The six revised reportable segments subsequent to the reorganization and renaming of the Gulf of Mexico segments include: North America OCD, North America Subsea, Latin America, West Africa, Middle East (including the Mediterranean) and Asia Pacific/India. This reorganization is reflected as a retrospective change to the financial information presented in the three and six months ended June 30, 2007 and consists of the following:
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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
		(In thousands)
Total segment revenues
North America OCD	$22,632	$31,176	$29,572	$48,038
North America Subsea	35,681	42,699	59,700	72,104
Latin America	55,578	33,017	125,750	134,865
West Africa	77,123	57,976	117,740	109,250
Middle East	66,938	34,014	152,447	43,425
Asia Pacific/India	49,886	67,741	131,894	147,957

Subtotal	307,838	266,623	617,103	555,639

Intersegment eliminations
North America OCD	—	(5,587)	—	(7,726)
North America Subsea	(6,990)	(3,512)	(13,028)	(5,286)
Middle East	(305)	(8,471)	(2,067)	(16,565)
Asia Pacific/India	—	(113)	—	(113)

Subtotal	(7,295)	(17,683)	(15,095)	(29,690)

Consolidated revenues	$300,543	$248,940	$602,008	$525,949

Income (loss) before taxes
North America OCD	$650	$6,435	$(7,280)	$5,226
North America Subsea	6,045	15,812	4,471	26,421
Latin America	(14,588)	11,511	3,236	64,819
West Africa	(7,291)	(8,290)	(13,494)	(7,781)
Middle East	(11,531)	11,019	6,438	12,538
Asia Pacific/India	9,167	19,744	21,806	31,337
Corporate	(455)	2,505	3,776	4,970

Consolidated income (loss) before taxes	$(18,003)	$58,736	$18,953	$137,530

17.	Subsequent Event

On August 4, 2008, the Company’s Board of Directors approved a program which authorizes $100.0 million for the repurchase of outstanding shares of the Company’s common stock over the next twelve month period ending August 4, 2009.

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

In addition, various statements in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2008 (“Quarterly Report”), including those that express a belief, expectation, or intention, as well as those that are not statements of historical fact, are forward-looking statements. We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect our Company and to take advantage of the “safe harbor” protection for forward-looking statements that applicable federal securities law affords.

Our forward-looking statements speak only as of the date of this report. We disclaim any obligation to update these statements unless required by securities laws, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory, and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies, and uncertainties relate to, among other matters, the following:
•	the level of capital expenditures in the oil and gas industry;

•	risks inherent in doing business abroad;

•	operating hazards related to working offshore;

•	dependence on significant customers;

•	ability to attract and retain skilled workers;

•	general industry conditions;

•	environmental matters;

•	changes in laws and regulations;

•	the effects of resolving claims and variation orders;

•	availability of capital resources;

•	delays or cancellation of projects included in backlog;

•	fluctuations in the prices or demand for oil and gas;

•	changes in vessel construction costs and delays in completion of vessels

•	the level of offshore drilling activity; and

•	foreign exchange and currency fluctuations.
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

Results of Operations

General

We are a leading offshore construction company offering a comprehensive and integrated range of marine construction and support services in the North America, Latin America, West Africa, the Middle East (including the Mediterranean), and Asia Pacific/India regions. These services include pipeline construction, platform installation and removal, project management, construction support, diving services, diverless intervention, SURF, IRM, and decommissioning/plug and abandonment services.

Our results of operations, in terms of revenues, gross profit, and gross profit as a percentage of revenues (“margins”), are principally driven by three factors: (1) our level of offshore construction and subsea activity (“activity”), (2) pricing, which can be affected by contract mix (“pricing”), and (3) operating efficiency on any particular construction project (“productivity”).

Our business consists of two principal activities:
•	Offshore Construction Services, which include pipeline construction and platform installation and removal services; and

•	Subsea Services, which include diving, diverless intervention, SURF, IRM, salvage, and site clearance services.
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

Quarter Ended June 30, 2008 Compared to Quarter Ended June 30, 2007

	2008		2007
		% of		% of	% Change
	(Thousands)	Revenue	(Thousands)	Revenue	(Unfavorable)
Revenues	$300,543	100.0%	$248,940	100.0%	20.7%
Cost of operations	292,707	97.4	174,807	70.2	(67.4)

Gross profit	7,836	2.6	74,133	29.8	(89.4)
Loss on asset disposals	151	0.1	12	—	n/m
Selling, general and administrative expenses	24,961	8.3	19,884	8.0	(25.5)

Operating income (loss)	(17,276)	(5.8)	54,237	21.8	(131.9)

Interest income	3,470	1.2	5,766	2.3	(39.8)
Interest expense	(1,708)	(0.6)	(2,032)	(0.8)	15.9
Other income (expense), net	(2,489)	(0.8)	765	0.3	(425.4)

Income (loss) before taxes	(18,003)	(6.0)	58,736	23.6	(130.7)
Income taxes (benefits)	(4,523)	(1.5)	17,607	7.1	125.7

Net income (loss)	$(13,480)	(4.5%)	$41,129	16.5%	(132.8%)

Overview — Net loss for the second quarter of 2008 was $13.5 million on revenues of $300.5 million compared with 2007 second quarter net income of $41.1 million on revenues of $248.9 million. Second quarter of 2008 diluted loss per share was $0.12 compared to diluted earnings per share of $0.35 in the second quarter of 2007. During the second quarter of 2008, the Company increased its offshore activities in two new expanding markets, and gross profit was impacted by standby costs driven by exceptional weather downtime periods, logistical issues (such as port clearance and permitting) and rescheduling required as a result of difficulties in availability of support vessels and customer-furnished equipment and materials, as well as vessels undergoing dry docking activity.
Revenues — Revenues increased $51.6 million, or 21%, to $300.5 for the second quarter of 2008 compared to $248.9 million for the second quarter of 2007. Higher activity in the Middle East, Latin America, and West Africa contributed to the increase for the second quarter of 2008. This increase was partially reduced by lower revenues from North America and Asia Pacific/India due to the non-availability of vessels undergoing dry docking activity in the second quarter of 2008. We anticipate only minimal dry docking activity for the remainder of 2008.
For further discussion of revenues and income (loss) before taxes for each geographical area see “Segment Information” below.
Gross Profit — Gross profit decreased by $66.3 million, or 89%, to $7.8 million in the second quarter of 2008 compared to $74.1 million in the second quarter of 2007. Reduced profits from non-recovered vessel costs caused by project delays in the Middle East and Latin America, as well as additional project costs in West Africa were the main reasons for the decreased profitability in the second quarter of 2008.
Selling, General and Administrative Expenses — Selling, general and administrative expenses increased by $5.1 million, or 26%, to $25.0 million for the second quarter of 2008 compared to $19.9 million for the second quarter of 2007. Increased labor and infrastructure support costs, related to geographical expansion into Brazil and the Middle East, were incurred in the second quarter of 2008, compared to the second quarter of 2007.
Interest Income — Interest income decreased by $2.3 million, or 40%, to $3.5 million for the second quarter of 2008 compared to $5.8 million for the second quarter of 2007. Lower interest rates in the second quarter of 2008 contributed to lower return on cash balances and short-term investments, compared to the second quarter of 2007.
Interest Expense — Interest expense decreased by $0.3 million to $1.7 million for the second quarter of 2008 primarily due to an adjustment for interest expense related to a previous uncertain tax position, partially offset by additional interest expense from the issuance of $325.0 million of debentures in July 2007.
Other income (expense), net — Other income, net decreased by $3.3 million from the second quarter of 2007 primarily resulting from losses on foreign currency exchange rate differences incurred in the second quarter of 2008.
Income Taxes — The Company’s effective tax rate for the second quarter of 2008 was 25.1% as compared to 30.0% for the second quarter of 2007. The decrease in the effective tax rate was primarily due to a change in the mix of taxable earnings by jurisdiction.
Segment Information — The following sections discuss the results of operations for each of our reportable segments during the quarters ended June 30, 2008 and 2007.

North America Offshore Construction Division
Revenues were $22.6 million for the second quarter of 2008 compared to $31.2 million for the second quarter of 2007. A decrease of $8.6 million, or 28%, in the second quarter of 2008 was primarily due to lower activity related to extended dry docking of the Cherokee and the loss of incremental revenues from the Pioneer, which was transferred to North America Subsea in July 2007. Income before taxes was $0.7 million for the second quarter of 2008 compared to $6.4 million for the second quarter of 2007. A decrease of $5.7 million, or 89%, was primarily attributable to lower revenues and non-recovered vessel costs resulting from lower vessel utilization in the second quarter of 2008.
North America Subsea
Revenues were $35.7 million for the second quarter of 2008 compared to $42.7 million for the second quarter of 2007. A decrease of $7.0 million, or 16%, for the second quarter of 2008 was primarily due to decreased activity caused by reduced demand. Income before taxes was $6.0 million during the second quarter of 2008 compared to $15.8 million for the second quarter of 2007. A decrease of $9.8 million, or 62%, in the second quarter of 2008 was primarily due to decreased revenues and increased rental expense related to a dive support vessel. This short-term leased vessel was used to replace the REM Commander, which transferred to Latin America in April 2008.
Latin America
Revenues were $55.6 million for the second quarter of 2008 compared to $33.0 million for the second quarter of 2007. An increase of $22.6 million, or 68%, was due to higher activity in the second quarter of 2008 compared to lower activity from the final stages of work on projects in the second quarter of 2007. Loss before taxes was $14.6 million for the second quarter of 2008 compared to income before taxes of $11.5 million for the second quarter of 2007. A decrease of $26.1 million was primarily attributable to lower profits, of approximately $21.0 million, on a Brazilian project due to performance-related issues, logistical delays, and adverse weather during the second quarter of 2008.
West Africa
Revenues were $77.1 million for the second quarter of 2008 compared to $58.0 million for the second quarter of 2007. An increase of $19.1 million, or 33%, was primarily due to higher activity in the second quarter of 2008 compared to the second quarter of 2007. For the second quarter of 2007, projects were abruptly suspended when security issues were experienced in Nigeria. In contrast, two significant projects were in progress in the second quarter of 2008. Loss before taxes was $7.3 million for the second quarter of 2008 compared to $8.3 million for the second quarter of 2007. Low vessel utilization contributed to the performance loss for both comparable quarters. Reduced profitability of approximately $8.5 million occurred, during the second quarter of 2008, primarily as a result of weather downtime and vessel rescheduling. For the second quarter of 2007, lost project profitability of approximately $14.0 million and additional project costs of approximately $7.6 million were incurred as a result of projects being suspended in Nigeria because of security issues.
Middle East
Revenues were $66.9 million for the second quarter of 2008 compared to $34.0 million for the second quarter of 2007. An increase of $32.9 million, or 97%, was attributable to higher activity related to increased demand for our services. Two major projects were in progress during the second quarter of 2008, compared to a low level of construction activity in the second quarter of 2007. Loss before taxes was $11.5 million for the second quarter of 2008 compared to income before taxes of $11.0 million for the second quarter of 2007. A decrease of $22.5 million reflects additional costs incurred, resulting from project delays in the second quarter of 2008. Harsh weather, extended periods of standby, non-availability of vessels due to rescheduling and port logistics, and productivity issues resulted in lower profits of approximately $43.8 million during the second quarter of 2008.
Asia Pacific/India
Revenues were $49.9 million for the second quarter of 2008 compared to $67.7 million for the second quarter of 2007. A decrease of $17.8 million, or 26%, was due to lower activity, primarily resulting from dry docking a major construction vessel in the second quarter of 2008. A high level of activity was sustained on a large multi-year project in the second quarter of 2007. Income before taxes was $9.2 million for the second quarter of 2008 compared to $19.7 million for the second quarter of 2007. A decrease of $10.5 million, or 53%, was due to the lower revenues and vessel stand-by costs incurred due to project delays in the second quarter of 2008.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

	2008		2007
		% of		% of	% Change
	(Thousands)	Revenue	(Thousands)	Revenue	(Unfavorable)
Revenues	$602,008	100.0%	$525,949	100.0%	14.5%
Cost of operations	539,842	89.7	358,342	68.1	(50.6)

Gross profit	62,166	10.3	167,607	31.9	(62.9)
Gain on asset disposals	(2,012)	(0.3)	(1,308)	(0.2)	53.8
Selling, general and administrative expenses	48,000	8.0	38,028	7.2	(26.2)

Operating income (loss)	16,178	2.6	130,887	24.9	(87.6)
Interest income	10,233	1.7	10,810	2.1	(5.3)
Interest expense	(5,826)	(1.0)	(4,773)	(0.9)	(22.1)
Other income (expense), net	(1,632)	(0.3)	606	0.1	(369.3)

Income before taxes	18,953	3.1	137,530	26.2	(86.2)
Income taxes	5,603	0.9	41,945	8.0	86.6

Net income	$13,350	2.2%	$95,585	18.2%	(86.0%)

Overview — Net income for the six months ended June 30, 2008 was $13.4 million on revenues of $602.0 million compared to net income of $95.6 million on revenues of $525.9 million for the six months ended June 30, 2007. Diluted earnings per share was $0.12 and $0.81 for the six months ended June 30, 2008 and 2007, respectively. During the six months ended June 30, 2008, gross profit was impacted by additional project costs driven by logistical issues, exceptional weather downtime and non-availability of vessels undergoing dry docking.
Revenues. Revenues increased by $76.1 million or, 15%, to $602.0 million for the six month ended June 30, 2008 compared to $525.9 million for the six months ended June 30, 2007. The increase was primarily due to higher activity in the Middle East for the six months ended June 30, 2008. For further discussion of revenues and income (loss) before taxes for each geographical area, see “Results of Operations — Segment Information” below.
Gross Profit. Gross profit decreased by $105.4 million, or 63%, to $62.2 million for the six months ended June 30, 2008 compared to $167.6 million for the six months ended June 30, 2007. The decrease reflects lower margins in all regions. Profits were reduced in Latin America as additional costs were incurred from project delays that were experienced in the current period. This compares to higher profits from Latin America during the six months ended June 30, 2007 as a result of favorable resolutions of change orders. In the North America region, project profitability was negatively impacted by adverse weather, competition and the non-availability of vessels. Profits in Asia Pacific/India were reduced by vessel standby costs in the current period. Adverse weather and logistical issues negatively impacted the results of the Middle East and West Africa in the current period.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $10.0 million, or 26%, to $48.0 million for the six months ended June 30, 2008 compared to $38.0 million for the six months ended June 30, 2007. Increased administrative support costs, related to geographical expansion into Brazil and the Middle East and higher professional fees, were incurred in the six months ended June 30, 2008, compared to the six months ended June 30, 2007.
Interest Expense. Interest expense increased by $1.1 million, or 22%, to $5.8 million for the six months ended June 30, 2008 compared to $4.8 million for the six months ended June 30, 2007, resulting from the issuance of $325.0 million of debentures in July 2007, partly offset by an adjustment recorded in the six months ended June 30, 2008 for interest expense related to a previous uncertain tax position
Other income (expense), net. Other income, net decreased by $2.2 million from the six months ended June 30, 2007 primarily resulting from losses on foreign currency exchange rate differences incurred in the six months ended June 30, 2008.
Income Taxes. The Company’s effective tax rate was 29.6% and 30.5%, respectively, for the six months ended June 30, 2008 and 2007.
Results of Operations – Segment Information
The following sections discuss the results of operations for each of our reportable segments during the six month periods ended June 30, 2008 and 2007.
North America Offshore Construction Division
Revenues were $29.6 million for the six months ended June 30, 2008 compared to $48.0 million for the six months ended June 30, 2007. A decrease of $18.4 million, or 38%, for the six months ended June 30, 2008 was primarily due to lower activity related to soft market conditions driven by competition and adverse weather and extended dry docking of the Cherokee. Loss before taxes was $7.3 million for the six months ended June 30, 2008 compared to income before taxes of $5.2 million for the six months ended June 30, 2007. A decrease of $12.5 million was primarily attributable to lower revenues and non-recovered vessel costs, resulting from lower vessel utilization for the six months ended June 30, 2008.
North America Subsea
Revenues were $59.7 million for the six months ended June 30, 2008 compared to $72.1 million for the six months ended June 30, 2007. A decrease of $12.4 million, or 17%, was due to reduced demand related to competition and adverse weather in the second quarter of 2008. Income before taxes was $4.5 million for the six months ended June 30, 2008 compared to $26.4 million for the six months ended June 30, 2007. A decrease of $21.9 million, or 83%, was attributable to lower revenues and margins. For the six months ended June 30, 2007, higher project margins were generated from the REM Commander which was subsequently transferred to the Latin American region in April 2008.
Latin America
Revenues were $125.8 million for the six months ended June 30, 2008 compared to $134.9 million for the six months ended June 30, 2007. A decrease of $9.1 million, or 7%, was primarily due to change orders. For the six months ended June 30, 2007, higher revenues were achieved from favorable resolutions of changes orders on projects in Mexico. Income before taxes was $3.2 million for the six months ended 2008 compared to $64.8 million for the six months ended June 30, 2007. A decrease of $61.6 million, or 95%, was primarily due to increased costs. For the six months ended June 30, 2008, gross profit on a Brazilian project decreased, predominately in the second quarter of 2008, as additional costs were incurred from project delays resulting from performance-related issues, vessel clearance and permitting delays, and adverse weather conditions. This compares to high profit margins obtained from the favorable resolutions of change orders and claims on projects in Mexico in the six months ended June 30, 2007.
West Africa
Revenues were $117.7 million for the six months ended June 30, 2008 compared to $109.3 million for the six months ended June 30, 2007. An increase of $8.4 million, or 8%, was primarily due to increased activity between comparable periods. Lower activity occurred in the six months ended June 30, 2007 when the Company rapidly curtailed the work program in Nigeria in May 2007 and demobilized the fleet from the area because of security risks. Loss before taxes was $13.5 million for the six months ended June 30, 2008 compared to $7.8 million for the six months ended June 30, 2007. For the six months ended June 30, 2008, additional costs were incurred related to project delays caused by vessel clearance and security issues, adverse weather and productivity issues. For the six months ended 2007, security issues experienced in Nigeria resulted in suspended projects and additional non-recovered vessel costs.
Middle East
Revenues were $152.4 million for the six months ended June 30, 2008 compared to $43.4 million during the six months ended June 30, 2007. An increase of $109.0 million, or 251%, was attributable to higher activity related to increased demand for our services for the six months ended June 30, 2008. Two major projects were in progress during the six months ended June 30, 2008 compared to a low level of construction activity during the six months ended June 30, 2007. Income before taxes was $6.4 million for the six months ended June 30, 2008 compared to $12.5 million for the six months ended June 30, 2007. A decrease of $6.1 million, or 49%, primarily reflects increased project costs in the second quarter of 2008 as a result of harsh weather, non-availability of vessels due to rescheduling and port logistics, and other performance-related issues. A portion of these additional project costs may be recovered in the future by claims and change orders.
Asia Pacific/India
Revenues were $131.9 million for the six months ended June 30, 2008 compared to $148.0 million for the six months ended June 30, 2007. A decrease of $16.1 million, or 11%, was primarily attributable to lower activity due to extended dry docking of a major construction vessel that delayed the startup of a project during the six months ended June 30, 2008. No vessels were in dry dock during the six months ended June 30, 2007. Income before taxes was $21.8 million for the six months ended June 30, 2008 compared to $31.3 million for the six months ended June 30, 2007. A decrease of $9.5 million, or 30%, was primarily due to lower revenues and vessel standby costs incurred as a result of the project delays during the six months ended June 30, 2008.

Utilization of Major Construction Vessels
Worldwide utilization for our major construction vessels was 50% and 49% for the three and six month period ended June 30, 2008, respectively and 53% and 54% for the three and six month period ended June 30, 2007, respectively. Utilization of our major construction vessels is calculated by dividing the total number of days major construction vessels are assigned to project-related work by the total number of calendar days for the period. Dive support vessels, cargo/launch barges, ancillary supply vessels and short-term chartered project-specific construction vessels are excluded from the utilization calculation. We frequently use chartered anchor handling tugs, dive support vessels and, from time to time, construction vessels in our operations. Also, most of our international contracts (which are generally larger, more complex and of longer duration) are generally bid on a lump-sum or unit-rate (vs. day-rate) basis wherein we assume the risk of performance and changes in utilization rarely impact revenues but can have an inverse relationship to changes in profitability. For these reasons, we consider utilization rates to have a relatively low direct correlation to changes in revenue and gross profit.
Industry and Business Outlook
We believe that demand for our offshore construction and subsea services will remain strong over the next few years. Energy prices remain at high levels which are conducive to activity in the offshore energy industry, and worldwide trends in energy consumption indicate continuing demand for oil and natural gas. Additionally, we believe that current levels of offshore oil and gas exploration activity will create significant demand for our services over the next several years.
While we have experienced losses in three of our segments in the second quarter of 2008, our outlook for demand for our offshore construction and subsea services continues to be optimistic for our international regions, especially in the Middle East, Asia Pacific/India, and Latin America. We are encouraged by the increasing demand for our offshore construction and subsea services in Brazil and the Middle East; however as we entered these new markets our first projects in those regions have incurred non-reimbursable standby costs from delays which eroded our expected profitability to the extent we sustained losses during the second quarter of 2008 in both regions. Some of these additional costs may result in future change orders and claims. We have implemented project recovery plans and process improvements which should mitigate the cost overruns in subsequent periods. Also, in 2008, we do not expect to repeat the same high level of profitability on projects from our Latin America segment that we experienced during 2007. Although we have been experiencing reduced activity in our domestic operations, we are positive about the opportunities in North America during the remainder of 2008.
As of June 30, 2008, our backlog totaled approximately $415.6 million ($384.8 million for international regions and $30.8 million for North America). Approximately 85% of this backlog is scheduled to be performed in 2008. The amount of our backlog in North America is not a reliable indicator of the level of demand for our services in this region due to the prevalence of short-term contractual arrangements. We are encouraged about our future backlog as bidding activity is high.
Liquidity and Capital Resources
Cash Flows
Cash and cash equivalents as of June 30, 2008, were $488.4 million compared to $723.5 million as of December 31, 2007. The primary uses of cash and cash equivalents for the six months ended June 30, 2008 were expenditures for capital projects and working capital needs. The primary source of cash and cash equivalents during the six months ended June 30, 2008 was from the sale of auction rate securities and net income.
Operating activities used $124.4 million of net cash during the six months ended June 30, 2008, compared to providing $186.7 million of net cash during the six months ended June 30, 2007. The decrease of net cash generated from operating activities reflects higher working capital needs and lower net income. Changes in operating assets and liabilities were negative $151.7 million during the six months ended June 30, 2008 compared to $64.3 million during the six months ended June 30, 2007. Contributing to the decrease in changes in operating assets and liabilities, between comparable periods, was an increase in receivables generated from higher revenues and increased dry docking activities and related costs. During the third quarter of 2008, we have collected in excess of $160.0 million from customers who were included in our accounts receivable and unbilled work on uncompleted contracts at June 30, 2008.
Investing activities used $119.1 million of net cash during the six months ended June 30, 2008 compared to $87.8 million during the six months ended June 30, 2007. Purchases of property and equipment, totaling $177.4 million, resulted primarily from the expansion and upgrade to the fleet, partly offset by net sales of marketable securities, totaling $52.1 million, contributed to the net cash used for the six months ended June 30, 2008. During the six months ended June 30, 2008, the Company incurred expenditures for the construction of two new generation derrick/pipelay vessels (the Global 1200 and Global 1201) and purchased a deepwater subsea construction vessel, the Global Orion. During the six months ended June 30, 2007, net cash used primarily consisted of net purchases of marketable securities totaling $75.8 million.

Financing activities provided $8.4 million of net cash during the six months ended June 30, 2008 compared to providing $14.1 million of net cash during the six months ended June 30, 2007. Contributing to this decrease was the lower net proceeds from the sale of Company’s common stock during the six months ended June 30, 2008.
Contractual Obligations
On April 10, 2008, the Company approved the construction of a second new generation derrick/pipelay vessel, designated as the Global 1201, for an estimated cost of $250.0 million. The contractual obligation for the construction of the Global 1200 is included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Summary of Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2007. The information below summarizes the contractual obligations as of June 30, 2008 for the construction of the Global 1201 and the Global 1200, which represents contractual agreements with third party service providers to procure material, equipment and services for the construction of these vessels. The actual timing of these expenditures will vary based on the completion of various construction milestones, which are generally beyond our control.

(In millions)
Less than 1 year	$183.1
1 to 3 years	206.8

Total	$389.9

Liquidity Risk
As of June 30, 2008, approximately 9% of our cash balances and short-term investments were held in auction rate securities. These securities are intended to provide liquidity through an auction process that resets the applicable interest rate at predetermined intervals, allowing investors to either roll over their holdings or sell them at par value. As a result of liquidity issues in the global credit markets, our investments in auction rate securities with a par value of $42.9 million, as of July 15, 2008, have failed to settle at auction. Consequently, these investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside the auction process. We do not consider our investment in auction rate securities to be permanently impaired due to current illiquidity and have reclassified our investment to non-current, as we intend to continue holding these securities until anticipated recovery in fair value occurs.
Liquidity Outlook
During the next twelve months, we expect that our balances of cash, cash equivalents, and marketable securities, supplemented by cash generated from operations and amounts available under our Revolving Credit Facility, will be sufficient to fund our operations (including increases in working capital required to fund any increases in activity levels), scheduled debt retirement, common stock repurchases, and currently planned capital expenditures. The Company’s Board of Directors approved a stock repurchase program on August 4, 2008, which authorizes $100.0 million for the repurchase of outstanding shares of the Company’s common stock over the next twelve month period ending August 4, 2009. Capital expenditures for the remainder of 2008 are expected to be between $145.0 million and $165.0 million. This range includes expenditures for the Global 1200, Global 1201, and various vessel upgrades. In addition, we will continue to evaluate the divesture of assets that are no longer critical to our operations to reduce our operating costs and maintain our strong financial position.
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
Interest Rate Risk
We are exposed to changes in interest rates with respect to our investments in cash equivalents and marketable securities. Our investments consist primarily of commercial paper, bank certificates of deposit, repurchase agreements, money market funds, and tax-exempt auction rate securities. These investments are subject to changes in short-term interest rates. We invest in high grade investments with a credit rating of AA-/Aa3 or better, with a main objective of preserving capital. A 1% increase or decrease in the average interest rate of our cash equivalents and marketable securities at June 30, 2008 would have an approximate $5.4 million impact on our pre-tax annualized interest income.
Foreign Currency Risk
As of June 30, 2008, the Company’s contractual obligations under two long-term vessel charters will require the use of approximately 294.1 million Norwegian Kroners (or $58.0 million as of June 30, 2008) over the next three years. We have hedged our non-cancellable Norwegian Kroner commitments related to this charter, and consequently, gains and losses from our forward foreign currency contracts will be substantially offset by gains and losses from the underlying commitment.
As of June 30, 2008, we were committed to purchase certain equipment which will require the use of €25.7 million (or $40.6 million as of June 30, 2008) over the next three years. A 1% increase in the value of the Euro will increase the dollar value of these commitments by approximately $0.4 million. In connection with certain Euro commitments, the Company entered into forward foreign currency contracts for the equivalent value of €1.5 million at an average exchange rate of $1.45 per Euro. A 1% decrease in the value of the Euro at June 30, 2008 will create a derivative loss in reported earnings of less than $0.1 million.
The estimated cost to complete capital expenditure projects in progress at June 30, 2008 will require an aggregate commitment of 158.8 million Singapore Dollars (or $116.6 million US Dollars as of June 30, 2008). A 1% increase in the value of the Singapore Dollar at June 30, 2008 will increase the dollar value of these commitments by approximately $1.2 million.
Additional quantitative and qualitative disclosures about market risk are in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2007.

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
For information about the Company’s internal FCPA investigation of its West Africa operation, refer to Note 10 included in Part I, Item 1 of the Notes to Condensed Consolidated Financial Statements.
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
Item 1B. Unresolved Staff Comments.
On June 4, 2008, we received a comment letter from the Staff of the Division of Corporation Finance with respect to its review of our Form 10-K for the year ended December 31, 2007 and our Form 10-Q for the quarter ended March 31, 2008. We submitted a response to the Staff on June 20, 2008. On July 21, 2008, we received a follow up letter from the Staff, seeking additional action for certain of our responses, most notably our accounting for dry docking expenditures. We are in discussion with the Staff to resolve these comments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Purchases of Equity Securities.
The following table contains the purchases of equity securities by the Company during the second quarter of 2008.

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
			Part of Publicly	May Yet Be
	Total Number	Average	Announced	Purchased
	of Shares	Price Paid	Plans or	Under the Plans
Period	Purchased(1)	per Share	Programs	or Programs
April 1, 2008 - April 30, 2008	6,520	$16.72	—	—
May 1, 2008 – May 31, 2008	22,336	18.49	—	—
June 1, 2008 – June 30, 2008	482	16.46	—	—

Total	29,338	$18.06	—	—

(1)	On July 17, 2007, the Board of Directors authorized the Company to withhold shares of restricted stock to satisfy payments for withholding taxes.
On August 4, 2008, our Board of Directors approved a program which authorizes $100.0 million for the repurchase of outstanding shares of the Company’s common stock over the next twelve month period ending August 4, 2009.
Item 4. Submission of Matters to a Vote of Security Holders.
Our 2008 Annual Meeting of Shareholders was held on May 14, 2008. At the meeting, each of the persons listed below was elected to our Board of Directors for a term ending at the 2009 Annual Meeting of Shareholders. The number of votes cast with respect to the election of each person is set forth opposite such person’s name. The persons listed below constitute the entire Board of Directors.

	Number of Votes Cast
			Broker
Name of Director	For	Withhold	Non-Vote
B. K. Chin	101,753,791	1,467,045	0
John A. Clerico	102,743,389	477,447	0
Lawrence Dickerson	102,736,987	483,849	0
Edward P. Djerejian	101,772,112	1,448,724	0
Larry E. Farmer	102,739,003	481,833	0
Edgar G. Hotard	102,749,514	471,322	0
Richard A. Pattarozzi	91,254,039	11,966,797	0
James L. Payne	102,336,521	884,315	0
Michael J. Pollock	101,766,663	1,454,173	0
Cindy B. Taylor	100,922,831	2,298,005	0
In addition, shareholders ratified the appointment of our independent auditors. Votes cast with respect to the ratification of the appointment of Deloitte & Touche, LLP as independent auditors for 2008 were as follows (Broker non-votes are not counted and so had no effect on the approval):

Votes for	101,430,567
Votes against	1,757,948
Votes abstain	32,321
Broker non-vote	0

Total	103,220,836

Item 6. Exhibits.

* 15.1 -	Letter regarding unaudited interim financial information.

* 31.1 -	Section 302 Certification of CEO, B. K. Chin

* 31.2 -	Section 302 Certification of CFO, Jeffrey B. Levos

* 32.1 -	Section 906 Certification of CEO, B. K. Chin

* 32.2 -	Section 906 Certification of CFO, Jeffrey B. Levos

*	Included with this filing

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

GLOBAL INDUSTRIES, LTD.

By:	/s/ Jeffrey B. Levos

Jeffrey B. Levos
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Trudy P. McConnaughhay

Trudy P. McConnaughhay
Corporate Controller
(Principal Accounting Officer)
August 4, 2008