Form 10-Q
period 2008-09-30
GLOBAL INDUSTRIES LTD
filed 2008-11-10
CIK 895663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
YES ☐ NO ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares of the Registrant’s Common Stock outstanding as of November 5, 2008, was 112,060,779.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Global Industries, Ltd.
We have reviewed the accompanying condensed consolidated balance sheet of Global Industries, Ltd. and subsidiaries (the “Company”) as of September 30, 2008, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2008 and 2007, and cash flows for the nine-month periods ended September 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.
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
DELOITTE & TOUCHE LLP
November 7, 2008
Houston, Texas

GLOBAL INDUSTRIES, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30	December 31
	2008	2007
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$406,248	$723,450
Restricted cash	1,137	1,121
Marketable securities	300	99,935
Accounts receivable — net of allowance of $6,141 for 2008 and $1,278 for 2007	159,162	167,469
Unbilled work on uncompleted contracts	128,676	106,716
Contract costs incurred not yet recognized	4,139	10,821
Deferred income taxes	31,147	3,827
Assets held for sale	2,133	1,002
Prepaid expenses and other	49,061	27,875

Total current assets	782,003	1,142,216

Property and Equipment, net	570,077	349,549

Other Assets
Marketable securities	41,468	—
Accounts receivable — long-term	21,308	9,315
Deferred charges, net	78,541	43,045
Goodwill	37,388	37,388
Other	4,579	8,285

Total other assets	183,284	98,033

Total	$1,535,364	$1,589,798

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$3,960	$3,960
Accounts payable	203,335	169,034
Employee-related liabilities	27,181	28,366
Income taxes payable	38,950	39,683
Accrued interest payable	2,119	5,827
Advance billings on uncompleted contracts	11,447	36,691
Accrued anticipated contract losses	51,370	—
Other accrued liabilities	14,944	15,638

Total current liabilities	353,306	299,199

Long-Term Debt	386,380	390,340
Deferred Income Taxes	27,205	35,617
Other Liabilities	13,822	11,050

Commitments and Contingencies	—	—

Shareholders’ Equity
Common stock, $0.01 par value, authorized 150,000 shares and issued 119,251 and 118,001 shares, respectively	1,193	1,180
Additional paid-in capital	441,158	418,366
Retained earnings	425,769	515,206
Treasury stock at cost, 6,129 in 2008 and 2,904 in 2007	(105,027)	(77,257)
Accumulated other comprehensive loss	(8,442)	(3,903)

Total shareholders’ equity	754,651	853,592

Total	$1,535,364	$1,589,798

See Notes to Condensed Consolidated Financial Statements.

GLOBAL INDUSTRIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Revenues	$218,551	$203,536	$820,559	$729,485
Cost of operations	258,736	146,714	795,881	505,056
Anticipated contract losses	48,673	—	51,370	—

Gross profit (loss)	(88,858)	56,822	(26,692)	224,429
Loss (gain) on asset disposals and impairments	1,640	(9)	(372)	(1,317)
Selling, general and administrative expenses	25,439	20,749	73,439	58,777

Operating income (loss)	(115,937)	36,082	(99,759)	166,969

Interest income	2,476	8,450	12,709	19,260
Interest expense	(4,148)	(3,718)	(9,974)	(8,491)
Other income (expense), net	(234)	2,327	(1,866)	2,933

Income (loss) before taxes	(117,843)	43,141	(98,890)	180,671
Income tax expense (benefits)	(15,056)	11,666	(9,453)	53,611

Net income (loss)	$(102,787)	$31,475	$(89,437)	$127,060

Earnings (Loss) Per Common Share
Basic	$(0.90)	$0.27	$(0.78)	$1.09
Diluted	$(0.90)	$0.27	$(0.78)	$1.08

Weighted Average Common Shares Outstanding
Basic	114,493	115,715	114,135	116,503
Diluted	114,493	117,292	114,135	118,108
See Notes to Condensed Consolidated Financial Statements.

GLOBAL INDUSTRIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30
	2008	2007
Cash Flows From Operating Activities
Net income (loss)	$(89,437)	$127,060
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and non-stock-based amortization	37,941	32,100
Stock-based compensation expense	10,179	13,081
Provision for doubtful accounts	5,368	(2,668)
Loss on asset impairment	1,557	—
Gain on sale or disposal of property and equipment	(1,929)	(1,317)
Derivative (gain) loss	613	(612)
Deferred income taxes	(33,842)	(6,253)
Excess tax benefits from stock-based compensation	(4,019)	(3,499)
Changes in operating assets and liabilities
Receivables, unbilled work, and contract costs	(27,795)	52,286
Prepaid expenses and other	(23,389)	3,337
Accounts payable, employee-related liabilities and other accrued liabilities	50,306	15,720
Deferred dry dock costs incurred	(47,419)	(18,371)

Net cash provided by (used in) operating activities	(121,866)	210,864

Cash Flows From Investing Activities
Proceeds from sale of assets	6,476	3,665
Additions to property and equipment	(240,113)	(48,568)
Sale of marketable securities	106,804	135,720
Purchase of marketable securities	(49,296)	(236,525)
Additions to restricted cash	(16)	(38)

Net cash used in investing activities	(176,145)	(145,746)

Cash Flows From Financing Activities
Repayment of long-term debt	(3,960)	(3,960)
Proceeds from long-term debt	—	325,000
Proceeds from sale of common stock, net	8,607	15,932
Repurchase of common stock	(27,770)	(76,214)
Additions to deferred charges	(87)	(6,928)
Excess tax benefits from stock-based compensation	4,019	3,499

Net cash provided by (used in) financing activities	(19,191)	257,329

Cash and cash equivalents
Increase (decrease)	(317,202)	322,447
Beginning of period	723,450	352,178

End of period	$406,248	$674,625

Supplemental Disclosures
Interest Paid	$10,203	$5,676
Income Taxes Paid	$37,865	$61,149
See Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
1.	General

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Global Industries, Ltd. and its subsidiaries (“Company,” “we,” “us,” or “our”).

In the opinion of management of the Company, all adjustments (such adjustments consisting of a normal and recurring nature) necessary for a fair presentation of the operating results for the interim periods presented have been included in the unaudited Condensed Consolidated Financial Statements. Operating results for the period ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These financial statements should be read in conjunction with our audited Consolidated Financial Statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Reclassifications

During the second quarter of 2008, we began separately disclosing interest income on the accompanying Condensed Consolidated Statement of Operations. This reclassification had no impact on net income for these periods.

During the third quarter of 2008, we began separately disclosing accrued anticipated contract losses on our Condensed Consolidated Balance Sheets and Condensed Consolidated Statement of Operations.

Recent Accounting Pronouncements

SFAS 157. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and enhances disclosures about instruments carried at fair value, but does not change existing guidance as to whether or not an instrument is carried at fair value. In February 2008, the FASB issued FASB Staff Positions (“FSP”) SFAS 157-2, Effective Date for FASB Statement 157. This FSP permits the delayed application of SFAS 157 for all non-recurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”). This FSP clarifies the application of SFAS 157 when the market for a financial asset is not active. FSP FAS 157-3 was effective on issuance and used to evaluate the fair value of auction rate securities as of September 30, 2008. The Company adopted SFAS 157, as amended, on a prospective basis beginning January 1, 2008, for its financial assets and liabilities and will adopt this statement for its non-financial assets and liabilities, which consists of goodwill and assets held for sale, on January 1, 2009. We do not believe the adoption of SFAS No. 157 for our nonfinancial assets and liabilities will have a material impact on our consolidated financial statements. See further discussion about the implementation of SFAS 157 in Note 5.

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

FSP APB 14-1. In May 2008, the FASB issued FSP APB No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), (“FSP APB 14-1”) which will change the accounting for our 2.75% Senior Convertible Debentures due 2027. The FSP will require cash settled convertible debt to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component will be the estimated fair value of similar bonds without the conversion feature. The difference between the bond cash proceeds and this estimated fair value will be recorded as a debt discount and amortized to interest expense over the life of the bond. Although FSP APB 14-1 will have no impact on the Company’s actual past or future cash flows, it will require the Company to record a material increase in non-cash interest expense as the debt discount is amortized. FSP APB 14-1 will become effective for the Company beginning January 1, 2009 and applied retrospectively to all periods presented. The Company is continuing to evaluate the impact of adopting FSP APB 14-1 on the consolidated financial statements, but expects that the implementation of this FSP will have a significant effect on previously reported and future non-cash interest expense.

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

Restricted cash represents cash deposits for the purpose of providing a banking institution cash collateral for ongoing short-term foreign exchange contracts. There is no contractual obligation or agreement to have the cash restricted for a period longer than one to five days; therefore, restricted cash is classified as a current asset on the accompanying Condensed Consolidated Balance Sheets. See also Note 9.

3.	Marketable Securities

As of September 30, 2008, the Company held $42.7 million at par value in auction rate securities which are variable rate bonds tied to short-term interest rates with maturities up to 31 years. Auction rate securities have interest rate resets through a Dutch auction at predetermined short intervals. Interest rates generally reset every 7-35 days. The coupon interest rate for these securities ranged from 3.2% to 13.9%, on a tax exempt basis, for the quarter ended September 30, 2008.

The Company’s investments in auction rate securities were issued by municipalities and state education agencies. The auction rate securities issued by state education agencies represent pools of student loans for which repayment is substantially guaranteed by the U.S. government under the Federal Family Education Loan Program (“FFELP”). All of the Company’s investments in auction rate securities have at least a double A rating. As of September 30, 2008, the par value of auction rate securities issued by state education agencies was $30.0 million and the par value of auction rate securities issued by municipalities was $12.7 million.

Recent auctions for the Company’s auction rate securities have failed. An auction failure, which is not a default in the underlying debt instrument, occurs when there are more sellers than buyers at a scheduled interest rate auction date. This results in a lack of liquidity for these securities, even though debt service continued to occur. When auctions fail, the interest rate is adjusted according to the provisions of the related security agreement, which generally results in an interest rate higher than the interest rate the issuer pays in connection with successful auctions. During the nine months ended September 30, 2008, the Company continued to earn and receive scheduled interest on these securities.

Based on a lack of current market liquidity and the Company’s ability and intent to continue holding its auction rate securities until they can be sold or redeemed at par value or mature, the Company classifies these securities as non-current.

The Company’s investments in auction rate securities are classified as available for sale and are carried at fair value with any unrealized gains and losses recorded in other comprehensive income. The Company concluded the fair value of the auction rate securities classified as non-current at September 30, 2008 was $41.5 million, a decline of $0.9 million from par value. The decline in fair value has been assessed by the Company as temporary and has been recorded as an unrealized loss in accumulated other comprehensive income, net of tax of $0.2 million. The Company will continue to monitor the market for auction rate securities and consider its impact, if any, on fair value of the remaining investment through disposition.

Subsequent to September 30, 2008, the Company received a settlement offer from UBS Financial Services, Inc. (“UBS”) related to the $30.0 million in par value of auction rate securities issued by state education agencies. UBS is offering the Company nontransferable rights to sell these auction rate securities at par value to UBS at any time during the period of June 30, 2010 through July 2, 2012. The Company is currently evaluating the merits and terms of this proposed agreement.

4.	Derivatives

The Company uses forward contracts to manage its exposure in foreign currency rates. The Company’s outstanding forward foreign currency contracts are used to hedge cash flows for forecasted purchase commitments denominated in Norwegian Kroners. The Norwegian Kroner forward contracts are accounted as cash flow hedges with unrealized gains and losses recorded in other comprehensive income. As of September 30, 2008 and December 31, 2007, there was $1.2 million and $5.1 million of unrealized gains, net of tax, in accumulated other comprehensive income. As of September 30, 2008, approximately $0.9 million of the unrealized gains are expected to be realized in earnings during the next twelve months.

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
Fair Value Measurements at September 30, 2008
(In thousands)

Description	Total	Level 1	Level 2	Level 3
Cash equivalents	$290,018	$290,018	$—	$—
Marketable securities	41,768	—	—	41,768
Derivative contracts	1,838	—	1,838	—

Total	$333,624	$290,018	$1,838	$41,768

Financial instruments classified as Level 3 in the fair value hierarchy represent auction rate securities in which management has used at least one significant unobservable input in the valuation model. The following tables present a reconciliation of activity for such securities:
Changes in Level 3 Financial Instruments

	Three Months Ended	Nine Months Ended
	September 30	September 30
	(In thousands)
Beginning Balance	$41,968	$48,800
Purchases, issuances, and settlements	(200)	(13,250)
Unrealized gain (loss)	—	(907)
Transfers in and/or (out) of Level 3	—	7,125

Balance at September 30, 2008	$41,768	$41,768

6.	Receivables

Receivables are presented in the following balance sheet accounts: (1) accounts receivable, (2) accounts receivable — long-term, (3) unbilled work on uncompleted contracts, and (4) contract costs incurred not yet recognized. The balance of accounts receivable - long-term at September 30, 2008 and December 31, 2007 represents amounts related to retainage which were not expected to be collected within the next twelve months. The balance of unbilled work on uncompleted contracts includes (a) amounts receivable from customers for work that has not yet been billed pursuant to contractually specified milestone billing requirements and (b) revenue accruals.

The claims and unapproved change orders included in our receivables amounted to $44.4 million at September 30, 2008 and $46.0 million at December 31, 2007.
Costs and Estimated Earnings on Uncompleted Contracts

	September 30	December 31
	2008	2007
	(In thousands)
Costs incurred on uncompleted contracts	$704,052	$838,856
Estimated earnings	2,658	322,089

Costs and estimated earnings on uncompleted contracts	706,710	1,160,945
Less: Billings to date	(603,888)	(1,091,255)

	102,822	69,690
Plus: Accrued revenue	24,296	8,371
Less: Advance billings on uncompleted contracts	(9,889)	(8,036)

	$117,229	$70,025

Included in accompanying balance sheets under the following captions:
Unbilled work on uncompleted contracts	$128,676	$106,716
Advance billings on uncompleted contracts	(11,447)	(36,691)

	$117,229	$70,025

7.	Property and Equipment

The components of property and equipment, at cost, and the related accumulated depreciation are as follows:

	September 30	December 31
	2008	2007
	(In thousands)
Land	$6,322	$6,322
Facilities and equipment	181,223	155,676
Marine vessels	539,455	428,021
Construction in progress	172,882	68,757

Total property and equipment	899,882	658,776
Less: Accumulated depreciation	(329,805)	(309,227)

Property and equipment, net	$570,077	$349,549

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

The Company utilizes the deferral method to capitalize vessel dry docking costs and to amortize the costs to the next dry docking. Such capitalized costs include regulatory required steel replacement, direct costs for vessel mobilization and demobilization and rental of dry docking facilities and services. Crew costs may also be capitalized when employees perform all or a part of the required dry docking. Any repair and maintenance costs incurred during the dry docking period are expensed as incurred.

The below table presents a roll forward of dry docking costs incurred and amortization for all periods presented:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
		(In thousands)
Net book value at beginning of period	$66,940	$17,715	$30,735	$13,673
Additions for the period	5,310	9,009	47,419	18,371
Amortization expense for the period	(4,741)	(2,892)	(10,645)	(8,212)

Net book value at end of period	$67,509	$23,832	$67,509	$23,832

9.	Long-Term Debt

The components of long-term debt are as follows:

	September 30	December 31
	2008	2007
	(In thousands)
Senior Convertible Debentures due 2027, 2.75%	$325,000	$325,000
Title XI Bonds due 2025, 7.71%	65,340	69,300
Revolving Credit Facility	—	—

Total long-term debt	390,340	394,300
Less: Current maturities	(3,960)	(3,960)

Long-term debt less current maturities	$386,380	$390,340

The Company may redeem all or a part of the debentures any time on or after August 1, 2014, for cash at a price equal to 100% of the principal amount of the debentures being redeemed plus accrued and unpaid interest. The holders of the debentures may require the Company to repurchase all or a part of their debentures for cash on August 1, 2017 and August 1, 2022 at a price equal to 100% of the principal amount of the debentures being redeemed plus accrued or unpaid interest, or upon the occurrence of certain types of fundamental changes.

As a result of operating performance, the Company did not meet the existing minimum fixed charge coverage ratio covenant in the Third Amended and Restated Credit Agreement (the “Revolving Credit Facility”) as of September 30, 2008. As of October 31, 2008, the Company had no borrowing against the facility and $100.2 million in letters of credit outstanding thereunder. On November 7, 2008, the financial institutions participating in the Revolving Credit Facility waived compliance with the covenant condition. In consideration of this waiver, the Company and the participating financial institutions have amended the Revolving Credit Facility to:
•	temporarily cash-collateralize letters of credit and bank guarantees;

•	temporarily waive compliance with certain financial covenants;

•	temporarily prohibit share repurchases; and

•	temporarily maintain unencumbered liquidity of $100 million.
The length of the interim cash-collateralization period will depend on the Company’s future financial performance. For the remaining duration of the Revolving Credit Facility after the cash-collateralization period, this facility has been further amended to:

•	allow for a new starting point in measuring financial performance; and

•	permit borrowings and/or the issuance of letters of credit and bank guarantees based on a rate premium over prime rate ranging from 1.50% to 3.00% or London Interbank Offered Rate (“LIBOR”) ranging from 2.00% to 3.50% based upon certain financial ratios.
While the interim cash-collateralization requirement is in effect, no borrowings, letters of credit or bank guarantees unsecured by cash are available to the Company under the Revolving Credit Facility. All cash collateral will be classified in the Condensed Consolidated Balance Sheet as Restricted Cash. The Company also has a $16.0 million short-term credit facility at one of its foreign locations. At September 30, 2008, the available borrowing under this facility was $6.5 million.

10.	Commitments and Contingencies

Commitments

Construction and Purchases in Progress – The estimated cost to complete capital expenditure projects in progress at September 30, 2008 was approximately $388.2 million, which primarily represents expenditures for construction of new generation derrick/pipelay vessels, the Global 1200 and Global 1201. This amount includes an aggregate commitment of 149.9 million Singapore Dollars (or $101.3 million as of September 30, 2008) and €24.0 million (or $32.9 million as of September 30, 2008).

Lease Extension – On August 8, 2008, the Company entered into a contractual addendum to extend the Titan II cancelable lease an additional 57 months from August 2013 to May 2018, thereby increasing the contractual obligation by $34.1 million.

Off Balance Sheet Arrangements – In the normal course of our business activities, and pursuant to agreements to perform construction services, we provide bonds, letters of credit and guarantees to customers, vendors, and other parties. At September 30, 2008, the aggregate amount of outstanding bonds was $93.9 million, which are scheduled to expire between October 2008 and July 2009, and the aggregate amount of outstanding letters of credit and bank guarantees was $109.8 million, which are due to expire between October 2008 and October 2009.

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

On February 21, 2007, we received a $29.7 million tax assessment from Algeria for income tax, business tax and value added tax for the years 2005 and 2004. We are indemnified by our client for the value added tax portion of the assessment, which is approximately $10.4 million. We accrued income taxes for the Algerian tax liability in conjunction with the project in 2005 and 2004. We have engaged an outside tax counsel to assist us in resolving the tax assessment. During the fourth quarter of 2007, we reached a final resolution with the Algerian tax authority for the income and the business tax portions of the assessment for approximately $2.5 million, including penalties. This amount was paid during the first quarter of 2008.

In June 2007, the Company announced that it was conducting an internal investigation of its West Africa operations, focusing on the legality, under the U.S. Foreign Corrupt Practices Act (“FCPA”) and local laws, of one of its subsidiary’s reimbursement of certain expenses incurred by a customs agent in connection with shipments of materials and the temporary importation of vessels into West African waters. The Audit Committee has engaged Andrews Kurth LLP to lead the investigation. Andrews Kurth LLP is an international firm with significant experience in investigating and advising on FCPA matters.

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

Notwithstanding the ongoing internal investigation, we have concluded that certain changes to our compliance program would provide us with greater assurance that we are in compliance with the FCPA and its record-keeping requirements. We have a long-time published policy requiring compliance with the FCPA and broadly prohibiting any improper payments by us to foreign or domestic officials as well as training programs for our employees. Since the commencement of the internal investigation, we have adopted, and may adopt additional, measures intended to enhance our compliance procedures and ability to audit and confirm our compliance. Additional measures also may be required once the investigation concludes.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
		(In thousands)
Net Income (Loss)	$(102,787)	$31,475	$(89,437)	$127,060
Unrealized gain (loss) on derivatives	(7,005)	4,958	(5,969)	8,435
Unrealized gain (loss) on auction rate securities	—	—	(907)	—
Deferred tax benefit (expense)	2,452	(1,735)	2,337	(2,953)

Comprehensive Income (Loss)	$(107,340)	$34,698	$(93,976)	$132,542

Accumulated Other Comprehensive Income (Loss) – A roll-forward of the amounts included in accumulated other comprehensive income (loss), net of taxes, is shown below.

		Forward		Accumulated
	Accumulated	Foreign		Other
	Translation	Currency	Auction Rate	Comprehensive
	Adjustment	Contracts	Securities	Income/(Loss)
		(In thousands)
Balance at December 31, 2007	$(8,978)	$5,075	$—	$(3,903)
Change in value	—	(3,880)	(659)	(4,539)

Balance at September 30, 2008	$(8,978)	$1,195	$(659)	$(8,442)

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

The table below sets forth the total amount of stock-based compensation expense for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
		(In thousands)
Stock-based compensation expense
Stock options	$784	$1,015	$2,342	$3,432
Restricted stock	2,020	2,037	6,040	7,205
Performance shares and units	727	854	1,797	2,444

Total stock-based compensation expense	$3,531	$3,906	$10,179	$13,081

13.	Other Income (Expense), net

Components of other income (expense), net are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
		(In thousands)
Foreign exchange rate gain (loss)	$(222)	$(969)	$(2,457)	$(1,843)
Derivative contract gain (loss)	(186)	921	403	1,479
Reversal of allowance for doubtful accounts	—	—	—	787
Settlement (1)	—	1,395	—	1,395
Other	174	980	188	1,115

Total	$(234)	$2,327	$(1,866)	$2,933

(1)	Gain from settlement of a claim for interrupted operations as a result of a 2006 oil spill by a refinery adjacent to our property in Louisiana.

14.	Income Taxes

The Company’s effective tax rate for the three and nine months ended September 30, 2008 was 12.8% and 9.6%, respectively, compared to 27.0% and 29.7% for the three and nine months ended September 30, 2007. The primary difference in the effective tax rate between the three and nine months ended September 30, 2008 and 2007 was due to losses that could not be tax effected and lower margins in tax jurisdictions with a deemed profit tax regime where tax is calculated based as a percentage of revenue. This resulted in an income tax benefit on the loss before taxes for the three and nine months ended September 30, 2008 that was lower than if these conditions had not occurred during those periods. In the second quarter of 2008, a tax liability totaling $1.5 million in taxes and $0.3 million in penalties for late filing related to uncertain tax positions taken in prior years was settled. The liability related to filing requirements in West Africa. Taxes and penalties associated with years 1997 through 2006 were paid with a corresponding reduction in the reserve for uncertain tax positions for the amount of $1.5 million.

15.	Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) during the period by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing net income (loss) during the period by the weighted average number of shares that would have been outstanding assuming the issuance of dilutive potential common shares as if outstanding during the reporting period, net of shares assumed to be repurchased using the treasury stock method.

The following table presents the reconciliation between basic shares and diluted shares.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
	(In thousands, except per share data)
Net income (loss)	$(102,787)	$31,475	$(89,437)	$127,060

Common shares dilution
Weighted-average shares outstanding — basic	114,493	115,715	114,135	116,503
Effect of dilutive securities
Stock options	—	1,166	—	1,194
Performance shares and units	—	411	—	411
Restricted stock	—	—	—	—

Weighted-average shares outstanding — diluted	114,493	117,292	114,135	118,108

Earnings (loss) per share
Basic	$(0.90)	$0.27	$(0.78)	$1.09
Diluted	$(0.90)	$0.27	$(0.78)	$1.08
Excluded anti-dilutive shares totaled approximately 3.6 million and 0.1 million potential shares of common stock for the three months ended September 30, 2008 and 2007, respectively. Approximately 3.6 million and 0.7 million potential shares of common stock were excluded from the diluted EPS for the nine months ended September 30, 2008 and 2007, respectively, because they were anti-dilutive.

16.	Segment Information

The following table presents information about the profit (or loss) for the three and nine months ended September 30, 2008 and 2007 of each of the Company’s six reportable segments: North America Offshore Construction Division (“OCD”), North America Subsea, Latin America, West Africa, Middle East (including the Mediterranean), and Asia Pacific/India. In the third quarter of 2008, we renamed our Gulf of Mexico segments to North America segments to better reflect our strategic direction to expand our marketing efforts into Canada, Newfoundland, and other regions in North America. The information below contains an allocation of all corporate expense to the reportable segments, with the exception of interest expense and interest income.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
		(In thousands)
Total segment revenues
North America OCD	$28,868	$32,037	$58,440	$80,075
North America Subsea	43,422	45,620	103,122	117,724
Latin America	59,509	39,404	185,259	174,269
West Africa	22,924	44,626	140,664	153,876
Middle East	35,638	41,530	188,085	84,955
Asia Pacific/India	40,423	8,977	172,317	156,934

Subtotal	230,784	212,194	847,887	767,833

Intersegment eliminations
North America OCD	—	—	—	(7,726)
North America Subsea	(10,159)	(8,225)	(23,187)	(13,511)
Latin America	(2,074)	—	(2,074)	—
Middle East	—	(401)	(2,067)	(16,966)
Asia Pacific/India	—	(32)	—	(145)

Subtotal	(12,233)	(8,658)	(27,328)	(38,348)

Consolidated revenues	$218,551	$203,536	$820,559	$729,485

Income (loss) before taxes
North America OCD	$(6,666)	$4,888	$(13,946)	$10,115
North America Subsea	(459)	21,974	4,012	48,395
Latin America	(21,858)	10,282	(18,622)	75,101
West Africa	(12,270)	2,924	(25,764)	(4,857)
Middle East	(84,893)	2,489	(78,455)	15,027
Asia Pacific/India	9,463	(6,145)	31,269	25,192
Corporate	(1,160)	6,729	2,616	11,698

Consolidated income (loss) before taxes	$(117,843)	$43,141	$(98,890)	$180,671

17.	Subsequent Events

On October 16, 2008, the Company announced that B.K. Chin resigned all of his positions with the Company, including Chairman of the Board and Chief Executive Officer, effective immediately. Current board member John A. Clerico was appointed Chairman of the Board and interim Chief Executive Officer. Mr. Clerico will serve as interim Chief Executive Officer until the Board completes its search for a permanent replacement. In connection with Mr. Clerico’s appointment as interim Chief Executive Officer, Mr. Clerico was awarded a restricted stock grant for 143,885 shares of the Company’s common stock (valued at $600,000 based upon the closing price of the common stock on October 17, 2008).

Pursuant to the Resignation and Release agreement between the Company and Mr. Chin, the Company expects to report net pretax charges of approximately $2.7 million and $0.2 million in the fourth quarter of 2008 and first quarter of 2009, respectively.

As a result of operating performance, the Company did not meet the existing minimum fixed charge coverage ratio covenant in the Third Amended and Restated Credit Agreement (the “Revolving Credit Facility”) as of September 30, 2008. As of October 31, 2008, the Company had no borrowing against the facility and $100.2 million in letters of credit outstanding thereunder. On November 7, 2008, the financial institutions participating in the Revolving Credit Facility waived compliance with the covenant condition. In consideration of this waiver, the Company and the participating financial institutions have amended the Revolving Credit Facility to:
•	temporarily cash-collateralize letters of credit and bank guarantees;

•	temporarily waive compliance with certain financial covenants;

•	temporarily prohibit share repurchases and the buyback of convertible securities; and

•	temporarily maintain unencumbered liquidity of $100 million.
The length of the interim cash-collateralization period will depend on the Company’s future financial performance. For the remaining duration of the Revolving Credit Facility after the cash-collateralization period, this facility has been further amended to:
•	allow for a new starting point in measuring financial performance; and

•	permit borrowings and/or the issuance of letters of credit and bank guarantees based on a rate premium over prime rate ranging from 1.50% to 3.00% or London Interbank Offered Rate (“LIBOR”) ranging from 2.00% to 3.50% based upon certain financial ratios.
While the interim cash-collateralization requirement is in effect, no borrowings, letters of credit or bank guarantees unsecured by cash are available to the Company under the Revolving Credit Facility. All cash collateral will be classified in the Condensed Consolidated Balance Sheet as Restricted Cash. The Company also has a $16.0 million short-term credit facility at one of its foreign locations. At September 30, 2008, the available borrowing under this facility was $6.5 million.

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
In addition, various statements in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2008 (“Quarterly Report”), including those that express a belief, expectation, or intention, as well as those that are not statements of historical fact, are forward-looking statements. We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect our Company and to take advantage of the “safe harbor” protection for forward-looking statements that applicable federal securities law affords.
Our forward-looking statements speak only as of the date of this report. We disclaim any obligation to update these statements unless required by securities laws, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory, and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies, and uncertainties relate to, among other matters, the following:
•	the level of capital expenditures in the oil and gas industry;

•	risks inherent in doing business abroad;

•	operating hazards related to working offshore;

•	dependence on significant customers;

•	ability to attract and retain skilled workers;

•	general industry conditions;

•	environmental matters;

•	changes in laws and regulations;

•	the effects of resolving claims and variation orders;

•	availability of capital resources;

•	delays or cancellation of projects included in backlog;

•	fluctuations in the prices or demand for oil and gas;

•	changes in vessel construction costs and delays in completion of vessels;

•	the level of offshore drilling activity; and

•	foreign exchange and currency fluctuations.
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
Results of Operations
General
We are a leading offshore construction company offering a comprehensive and integrated range of marine construction and support services in the North America, Latin America, West Africa, the Middle East (including the Mediterranean), and Asia Pacific/India regions. These services include pipeline construction, platform installation and removal, project management, construction support, diving services, diverless intervention, SURF (subsea equipment, umbilical, riser, and flow line), IRM (inspection, repairs, and maintenance), and decommissioning/plug and abandonment services.
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

Quarter Ended September 30, 2008 Compared to Quarter Ended September 30, 2007

	2008		2007
		% of		% of	% Change
	(Thousands)	Revenue	(Thousands)	Revenue	(Unfavorable)
Revenues	$218,551	100.0%	$203,536	100.0%	7.4%
Cost of operations	258,736	118.4	146,714	72.1	(109.5)
Anticipated contract losses	48,673	22.3	—	—	n/m

Gross profit (loss)	(88,858)	40.7	56,822	27.9	(256.4)
Loss (gain) on asset disposals and impairments	1,640	0.7	(9)	—	n/m
Selling, general and administrative expenses	25,439	11.6	20,749	10.2	(22.6)

Operating income (loss)	(115,937)	53.0	36,082	17.7	(421.3)

Interest income	2,476	1.1	8,450	4.2	(70.7)
Interest expense	(4,148)	1.9	(3,718)	1.8	(11.6)
Other income (expense), net	(234)	0.1	2,327	1.1	(110.1)

Income (loss) before taxes	(117,843)	53.9	43,141	21.2	(373.2)
Income tax expense (benefit)	(15,056)	6.9	11,666	5.7	(229.1)

Net income (loss)	$(102,787)	47.0%	$31,475	15.5%	(426.6%)

Overview – Net loss for the third quarter of 2008 was $102.8 million on revenues of $218.6 million compared with 2007 third quarter net income of $31.5 million on revenues of $203.5 million. Third quarter 2008 diluted loss per share was $0.90 compared to diluted earnings per share of $0.27 in the third quarter 2007. During the third quarter of 2008, the Company continued to experience significant adverse impact on gross profits on two significant projects in Saudi Arabia and Brazil due to productivity and logistical issues, including non-compensated standby and mechanical downtime occurrences, necessitating significant increases to the time and cost estimates required to complete both projects satisfactorily. Third quarter 2008 results therefore include estimates for losses on both the Brazil and Saudi Arabia projects through their estimated completion dates of the first and third quarter 2009, respectively. Revenues and gross profits were also negatively impacted by lower vessel utilization in North America and West Africa.
Revenues – Revenues increased $15.1 million, or 7%, to $218.6 million for the third quarter of 2008 compared to $203.5 million for the third quarter of 2007. Higher activity in the Asia Pacific/India and Latin America segments contributed to the increase for the third quarter of 2008. This increase was partially reduced by lower revenues from West Africa, Middle East, and North America.
For further discussion of revenues and income (loss) before taxes for each geographical area see “Segment Information” below.
Gross Profit – Gross profit decreased by $145.7 million, or 256%, to a gross loss of $88.9 million in the third quarter of 2008 compared to a gross profit of $56.8 million in the third quarter of 2007. Significant increases in the estimated costs to complete projects in the Middle East and Latin America as well as decreased activity in West Africa and North America were the primary factors contributing to decreased profitability in the third quarter of 2008.
Loss (gain) on asset disposals and impairments – Loss (gain) on asset disposals and impairments, net decreased by $1.6 million to a loss of $1.6 million for the third quarter of 2008 primarily due to a $1.6 million impairment of the Sea Puma, a DSV in West Africa.
Selling, General and Administrative Expenses – Selling, general and administrative expenses increased by $4.7 million, or 23%, to $25.4 million for the third quarter of 2008 compared to $20.7 million for the third quarter of 2007. Increased labor and professional fees, worldwide, as well as infrastructure support costs related to geographical expansion into Brazil and the Middle East were incurred in the third quarter of 2008 compared to the third quarter of 2007.
Interest Income – Interest income decreased by $6.0 million, or 71%, to $2.5 million for the third quarter of 2008 compared to $8.5 million for the third quarter of 2007. Lower interest rates and decreased cash balances in the third quarter of 2008 contributed to lower return on cash balances and short-term investments, compared to the third quarter of 2007.
Interest Expense – Interest expense increased by $0.4 million to $4.1 million for the third quarter of 2008 primarily due to additional interest expense from the issuance of $325.0 million of convertible debentures in July 2007.

Other income (expense), net – Other income (expense), net decreased by $2.5 million from the third quarter of 2007 primarily due to a $1.4 million gain from settlement of a claim for interrupted operations as a result of a 2006 oil spill by a refinery adjacent to our property in Louisiana recorded in third quarter of 2007.
Income Taxes – The Company’s effective tax rate for the third quarter of 2008 was 12.8% as compared to 27.0% for the third quarter of 2007. The lower tax rate was due to losses that could not be tax effected and lower margins in tax jurisdictions with a deemed profit tax regime where tax is calculated as a percentage of revenue. This resulted in an income tax benefit on the loss before taxes for the three months ended September 30, 2008 that was lower than if these conditions had not occurred during this period.
Segment Information – The following sections discuss the results of operations for each of our reportable segments during the quarters ended September 30, 2008 and 2007.
North America Offshore Construction Division
Revenues were $28.9 million for the third quarter of 2008 compared to $32.0 million for the third quarter of 2007. A decrease of $3.1 million, or 10%, in the third quarter of 2008 compared to the same period in 2007 reflects lower utilization in the third quarter of 2008 primarily from the non-availability of the Cherokee which remained in extended dry-dock for all of July through August 18, 2008. Loss before taxes was $6.7 million for the third quarter of 2008 compared to income before taxes of $4.9 million for the third quarter of 2007. The decrease of $11.6 million was primarily attributable to lower revenues, a period of non-compensated vessel stand-by costs during Hurricanes Gustav and Ike, and productivity issues on certain projects.
North America Subsea
Revenues were $43.4 million for the third quarter of 2008 compared to $45.6 million for the third quarter of 2007. A decrease of $2.2 million, or 5%, for the third quarter of 2008 compared to the same period in 2007 was primarily due to weather related project delays. Loss before taxes was $0.5 million during the third quarter of 2008 compared to income before taxes of $22.0 million for the third quarter of 2007. A decrease of $22.5 million between comparable quarters was primarily due to lower margins from low productivity on lump sum projects, lower day rates and higher rental cost on a chartered “flotel” (floating hotel) as compared to day rate projects executed by REM Commander in the 2007 third quarter. Conversion, standby operations and mobilization expenses for the newly acquired Global Orion and Olympic Challenger, also unfavorably impacted the financial results in the third quarter of 2008 compared to the prior year quarter.
Latin America
Revenues were $59.5 million for the third quarter of 2008 compared to $39.4 million for the third quarter of 2007. An increase of $20.1 million, or 51%, in the third quarter of 2008 compared to the same period in 2007 was primarily due to additional revenues from our operations in Brazil. Loss before taxes was $21.9 million for the third quarter of 2008 compared to income before taxes of $10.3 million for the third quarter of 2007. A decrease of $32.2 million was primarily attributable to an increase of approximately $17.5 million in the loss estimate for the Camarupim project in Brazil primarily due to lower than expected productivity and vessel standby delays from mechanical and weather downtime during the third quarter of 2008. Third quarter 2008 results therefore include an estimate for losses on the Camarupim project through the estimated completion date of the 2009 first quarter.
West Africa
Revenues were $22.9 million for the third quarter of 2008 compared to $44.6 million for the third quarter of 2007. A decrease of $21.7 million, or 49%, in the third quarter of 2008 compared to the same period in 2007 was primarily due to lower activity in the third quarter of 2008 compared to the third quarter of 2007. While the Company successfully and profitably completed the Vaalco project with the Hercules in Gabon in late July, the idle cost of the Cheyenne and Sea Constructor contributed to a loss before taxes of $12.3 million for the third quarter of 2008 compared to earnings before taxes of $2.9 million for the third quarter of 2007. The $1.6 million impairment of the Sea Puma, a DSV, in the third quarter of 2008 also contributed to the loss for the current quarter. Due to the lack of visibility on short-term opportunities, increasing uncertainty and challenges surrounding projects in Nigeria and post-hurricane activity in the U.S. Gulf of Mexico the Company decided to relocate two vessels, the Hercules and Sea Constructor to the U.S. Gulf of Mexico. This relocation is expected to be completed in the first quarter of 2009. See also Note 10 of the Notes to Condensed Consolidated Financial Statements for a discussion of challenges related to conducting operations in Nigeria.

Middle East
Revenues were $35.6 million for the third quarter of 2008 compared to $41.5 million for the third quarter of 2007. A decrease of $5.9 million, or 14%, in the third quarter of 2008 compared to the same period in 2007 was attributable to continued delays, low productivity, and cost over-runs on the Berri and Qatif project during the third quarter of 2008. Loss before taxes was $84.9 million for the third quarter of 2008 compared to income before taxes of $2.5 million for the third quarter of 2007. During the 2008 third quarter, the Company eliminated the previously recorded profit estimate and recorded an estimated loss for the Berri and Qatif project in Saudi Arabia which total approximately $83.3 million, as the Company experienced an exceptional loss in productivity and cost over-runs on this project that resulted in a complete re-evaluation and extension of the schedule and additional cost to complete the remaining scope of work. In addition, the Company re-sequenced certain phases of the remaining scope of work to mitigate the risk of excessive equipment and personnel stand-by cost during the previously scheduled regulatory dry-docking of the work barge DLB332. This rescheduling to mitigate those risks necessitates continuous working through the bad weather season in January and February 2009 and the Company has increased the contingencies for estimated future weather downtime during that period. Third quarter 2008 results therefore include an estimate for losses on the Berri and Qatif project through the estimated completion date of the 2009 third quarter.
Asia Pacific/India
Revenues were $40.4 million for the third quarter of 2008 compared to $9.0 million for the third quarter of 2007. An increase of $31.4 million, or 349%, in the third quarter of 2008 compared to the same period in 2007 was primarily due to higher activity related to a project in Vietnam and the Seminole being on third party charter in Malaysia during the third quarter of 2008. During the third quarter of 2007, revenues were negatively impacted due to the timing of revenue recognition on a multi-year project. Income before taxes was $9.5 million for the third quarter of 2008 compared to a loss of $6.1 million for the third quarter of 2007. An increase of $15.6 million was due to higher revenues and increased project margins attributable to higher utilization.
Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

	2008		2007
		% of		% of	% Change
	(Thousands)	Revenue	(Thousands)	Revenue	(Unfavorable)
Revenues	$820,559	100.0%	$729,485	100.0%	12.5%
Cost of operations	795,881	97.0	505,056	69.2	(67.8)
Anticipated contract losses	51,370	6.3	—	—	n/m

Gross profit (loss)	(26,692)	3.3	224,429	30.8	(111.9)
Loss (gain) on asset disposals and impairments	(372)	—	(1,317)	0.2	(71.8)
Selling, general and administrative expenses	73,439	8.9	58,777	8.1	(24.9)

Operating income (loss)	(99,759)	12.2	166,969	22.9	(159.7)
Interest income	12,709	1.5	19,260	2.6	(34.0)
Interest expense	(9,974)	1.2	(8,491)	1.2	(17.5)
Other income (expense), net	(1,866)	0.2	2,933	0.4	(163.6)

Income (loss) before taxes	(98,890)	12.1	180,671	24.7	(20.4)
Income tax expense (benefit)	(9,453)	1.2	53,611	7.3	(117.6)

Net income (loss)	$(89,437)	10.9%	$127,060	17.4%	(170.4%)

Overview – Net loss for the nine months ended September 30, 2008 was $89.4 million on revenues of $820.6 million compared to net income of $127.1 million on revenues of $729.5 million for the nine months ended September 30, 2007. For the nine months ended September 30, 2008 diluted loss per share was $0.78 compared to diluted earnings per share of $1.08 for the nine months ended September 30, 2007. During the nine months ended September 30, 2008, the Company experienced significant adverse impact on gross profits of two significant projects in Saudi Arabia and Brazil due to productivity and logistical issues, including non-compensated standby and mechanical downtime occurrences. Results for the nine months ended September 30, 2008 therefore include estimates for losses on both the Brazil and Saudi Arabia projects through their estimated completion dates of the first and third quarter, 2009, respectively. Additionally, the Company experienced significant non-availability of vessels undergoing dry docking during the nine months ended September 30, 2008.
Revenues – Revenues increased by $91.1 million, or 13%, to $820.6 million for the nine months ended September 30, 2008 compared to $729.5 million for the nine months ended September 30, 2007. The increase was primarily due to higher activity in the Middle East, Asia Pacific/India, and Latin America for the nine months ended September 30, 2008. For further discussion of revenues and income (loss) before taxes for each geographical area, see “Segment Information” below.
Gross Profit – Gross profit decreased by $251.1 million, or 112%, to $26.7 million loss for the nine months ended September 30, 2008 compared to $224.4 million profit for the nine months ended September 30, 2007. The decrease primarily reflects the adverse effects of the Berri and Qatif project in Saudi Arabia and Camarupim project in Brazil.
Selling, General and Administrative Expenses – Selling, general and administrative expenses increased by $14.6 million, or 25%, to $73.4 million for the nine months ended September 30, 2008 compared to $58.8 million for the nine months ended September 30, 2007. Increased labor and professional fees worldwide and administrative support costs, related to geographical expansion into Brazil and the Middle East were incurred in the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007.
Interest Income – Interest income decreased by $6.6 million, or 34%, to $12.7 million for the nine months ended September 30, 2008 compared to $19.3 million for the nine months ended September 30, 2007. Lower interest rates and decreased cash balances in the nine months ended September 30, 2008 contributed to lower return on cash balances and short-term investments, compared to the nine months ended September 30, 2007.
Interest Expense – Interest expense increased by $1.5 million, or 18%, to $10.0 million for the nine months ended September 30, 2008 compared to $8.5 million for the nine months ended September 30, 2007, resulting from the issuance of $325.0 million of convertible debentures in July 2007, partially offset by an adjustment recorded in the nine months ended September 30, 2008 for interest expense related to a previous uncertain tax position.
Other income (expense), net – Other income (expense), net decreased by $4.8 million from the nine months ended September 30, 2007 primarily resulting from losses on foreign currency exchange rate differences incurred in the nine months ended September 30, 2008 and a $1.4 million gain from settlement of a claim for interrupted operations as a result of a 2006 oil spill in the Gulf of Mexico by a refinery adjacent to our property in Louisiana recognized in the nine months ended September 30, 2007.
Income Taxes – The Company’s effective tax rate was 9.6% and 29.7%, respectively, for the nine months ended September 30, 2008 and 2007. The lower tax rate was due to losses that could not be tax effected and lower margins in tax jurisdictions with a deemed profit tax regime where tax is calculated as a percentage of revenue. This resulted in an income tax benefit on the loss before taxes for the nine months ended September 30, 2008 that was lower than if these conditions had not occurred during the period.
Segment Information – The following sections discuss the results of operations for each of our reportable segments during the nine month periods ended September 30, 2008 and 2007.
North America Offshore Construction Division
Revenues were $58.4 million for the nine months ended September 30, 2008 compared to $80.1 million for the nine months ended September 30, 2007. A decrease of $21.7 million, or 27%, for the nine months ended September 30, 2008 compared to the same period in 2007 was primarily due to: (1) lower activity related to market conditions driven by competition (2) extended dry docking of the Cherokee; and (3) non-compensated vessel standby costs during Hurricanes Gustav and Ike. Loss before taxes was $13.9 million for the nine months ended September 30, 2008 compared to income before taxes of $10.1 million for the nine months ended September 30, 2007. A decrease of $24.0 million was primarily attributable to lower revenues and non-recovered vessel costs resulting from lower vessel utilization for the nine months ended September 30, 2008.
North America Subsea
Revenues were $103.1 million for the nine months ended September 30, 2008 compared to $117.7 million for the nine months ended September 30, 2007. A decrease of $14.6 million, or 12%, for the nine months ended September 30, 2008 compared to the same period in 2007 was due to reduced demand related to competition and adverse weather in the nine months ended September 30, 2008. Income before taxes was $4.0 million for the nine months ended September 30, 2008 compared to $48.4 million for the nine months ended September 30, 2007. A decrease of $44.4 million, or 92%, was attributable to lower revenues and margins. For the nine months ended September 30, 2007, higher project margins were generated from the REM Commander which was subsequently transferred to the Latin American region in April 2008.

Latin America
Revenues were $185.3 million for the nine months ended September 30, 2008 compared to $174.3 million for the nine months ended September 30, 2007. An increase of $11.0 million, or 6%, for the nine months ended September 30, 2008 compared to the same period in 2007 was primarily due to additional revenue from expansion into Brazil. Loss before taxes was $18.6 million for the nine months ended September 30, 2008 compared to income before taxes of $75.1 million for the nine months ended September 30, 2007. A decrease of $93.7 million was primarily due to increased costs. For the nine months ended September 30, 2008, the Camarupim project in Brazil was estimated to complete at a significant loss due to lower than expected productivity and vessel standby delays. Results for the nine months ended September 30, 2008 therefore include an estimate for losses on the Camarupim project through the estimated completion date of the 2009 first quarter. This compares to high profit margins obtained from the favorable resolutions of change orders and claims on projects in Mexico in the nine months ended September 30, 2007.

West Africa
Revenues were $140.7 million for the nine months ended September 30, 2008 compared to $153.9 million for the nine months ended September 30, 2007. A decrease of $13.2 million, or 9%, for the nine months ended September 30, 2008 compared to the same period in 2007 was primarily due to decreased activity in the region. Loss before taxes was $25.8 million for the nine months ended September 30, 2008 compared to $4.9 million for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, additional costs were incurred related to idle vessel costs from low utilization and project delays. For the nine months ended September 30, 2007, security issues experienced in Nigeria resulted in suspended projects and additional non-recovered vessel costs. See also Note 10 of the Notes to Condensed Consolidated Financial Statements for a discussion of challenges related to conducting operations in Nigeria.
Middle East
Revenues were $188.1 million for the nine months ended September 30, 2008 compared to $85.0 million during the nine months ended September 30, 2007. An increase of $103.1 million, or 121%, for the nine months ended September 30, 2008 compared to the same period in 2007 was attributable to two major projects being in progress during the nine months ended September 30, 2008 compared to a lower level of construction activity during most of the nine months ended September 30, 2007. Loss before taxes was $78.5 million for the nine months ended September 30, 2008 compared to income before taxes of $15.0 million for the nine months ended September 30, 2007 due primarily to the significant deterioration in the Berri and Qatif project in Saudi Arabia during the nine months ended September 30, 2008. Results for the nine months ended September 30, 2008 therefore include an estimate for losses on the Berri and Qatif project through the estimated completion date of the 2009 third quarter.
Asia Pacific/India
Revenues were $172.3 million for the nine months ended September 30, 2008 compared to $156.9 million for the nine months ended September 30, 2007. An increase of $15.4 million, or 10%, for the nine months ended September 30, 2008 compared to the same period in 2007 was primarily attributable to higher activity during the nine months ended September 30, 2008. Income before taxes was $31.3 million for the nine months ended September 30, 2008 compared to $25.2 million for the nine months ended September 30, 2007. An increase of $6.1 million, or 24%, was primarily due to higher revenues, increased project margins, and cost recoveries attributable to higher vessel utilization during the nine months ended September 30, 2008.
Utilization of Major Construction Vessels - Worldwide utilization for our major construction vessels was 53% and 50% for the three and nine month period ended September 30, 2008, respectively, and 37% and 49% for the three and nine month period ended September 30, 2007, respectively. Utilization of our major construction vessels is calculated by dividing the total number of days major construction vessels are assigned to project-related work by the total number of calendar days for the period. Dive support vessels, cargo/launch barges, ancillary supply vessels and short-term chartered project-specific construction vessels are excluded from the utilization calculation. The Company frequently uses chartered anchor handling tugs, dive support vessels and, from time to time, construction vessels in the Company’s operations. Also, most of the Company’s international contracts (which are generally larger, more complex and of longer duration) are generally bid on a lump-sum or unit-rate (vs. day-rate) basis wherein the Company assumes the risk of performance and changes in utilization rarely impact revenues but can have an inverse relationship to changes in profitability. For these reasons, the Company considers utilization rates to have a relatively low direct correlation to changes in revenue and gross profit.
Industry and Business Outlook
Recent declines in energy prices, concerns regarding the economic outlook globally and the continuing credit crisis could potentially negatively impact demand for offshore construction and subsea services. It is not possible to accurately predict the timing or severity of impact of any of these developments on the Company’s operations. However, the Company believes that it can strategically position its assets and operations to capitalize on longer-term demand for our services over the next several years.
The Company experienced large operating losses in 2008 and faces significant operating challenges. In order to address these challenges, the Company is developing a comprehensive plan to restore profitability with an emphasis on improving bidding and project execution processes, controlling costs, and maximizing cash resources.
As of September 30, 2008, backlog totaled approximately $397.2 million ($344.2 million for international regions and $53.0 million for North America). Approximately 52% of this backlog is scheduled to be performed in 2008. The Company is committed to significantly improving bid to backlog conversion performance. The amount of our backlog in North America is not a reliable indicator of the level of demand for the Company’s services in this region due to the prevalence of short-term contractual arrangements.
Liquidity and Capital Resources
Cash Flows
Cash and cash equivalents as of September 30, 2008, were $406.2 million compared to $723.5 million as of December 31, 2007. The primary uses of cash and cash equivalents for the nine months ended September 30, 2008 were expenditures to fund operating losses, repurchase common shares, fund capital projects and working capital needs. The primary source of cash and cash equivalents during the nine months ended September 30, 2008 was from the sale of auction rate securities.
Operating activities used $121.9 million of net cash during the nine months ended September 30, 2008, compared to providing $210.9 million of net cash during the nine months ended September 30, 2007. The decrease of net cash generated from operating activities reflects higher working capital needs and lower net income. Changes in operating assets and liabilities were a negative $48.3 million during the nine months ended September 30, 2008 compared to $53.0 million during the nine months ended September 30, 2007. Cash generated by receivables decreased and cash required for dry docking activities increased significantly in the nine months ended September 30, 2008 compared to the prior year nine months.
Investing activities used $176.1 million of net cash during the nine months ended September 30, 2008 compared to $145.7 million during the nine months ended September 30, 2007. Purchases of property and equipment, totaling $240.1 million, resulting primarily from the expansion and upgrade to the fleet, was partially offset by net sales of marketable securities, totaling $57.5 million for the nine months ended September 30, 2008. During the nine months ended September 30, 2008, the Company incurred expenditures for the construction of two new generation derrick/pipelay vessels (the Global 1200 and Global 1201) and purchased a deepwater subsea construction vessel, the Global Orion. During the nine months ended September 30, 2007, net cash used primarily consisted of net purchases of marketable securities totaling $100.8 million.
Financing activities used $19.2 million of net cash during the nine months ended September 30, 2008 compared to providing $257.3 million of net cash during the nine months ended September 30, 2007. The net cash used during the nine months ended September 30, 2008 is primarily due to the repurchase of the company’s common stock under a repurchase program announced in August 2008. Approximately 3.1 million shares of Company stock were purchased in the 2008 third quarter at a cost of approximately $25.6 million, leaving approximately $74.4 million remaining under the program. As a result of the November 7, 2008 amendment to the Revolving Credit Facility, the Company is prohibited from additional share repurchases. During the nine months ended September 30, 2007, net cash provided consisted primarily of the issuance of $325.0 million of Senior Convertible Debentures due 2027 partially offset by the repurchase of $76.2 million of common stock. The Company may redeem all or a part of the debentures any time on or after August 1, 2014, for cash at a price equal to 100% of the principal amount of the debentures being redeemed plus accrued and unpaid interest. The holders of the debentures may require the Company to repurchase all or a part of their debentures for cash on August 1, 2017 and August 1, 2022 at a price equal to 100% of the principal amount of the debentures being redeemed plus accrued or unpaid interest, or upon the occurrence of certain types of fundamental changes.
Contractual Obligations
On April 10, 2008, the Company approved the construction of a new generation derrick/pipelay vessel, designated as the Global 1201, for an estimated cost of $250.0 million. The contractual obligation for the construction of the Global 1200 is included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Summary of Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2007. The information below summarizes the contractual obligations as of September 30, 2008 for the construction of the Global 1201 and the Global 1200, which represents contractual agreements with third party service providers to procure material, equipment and services for the construction of these vessels. The actual timing of these expenditures will vary based on the completion of various construction milestones, which are generally beyond our control.

(In millions)
Less than 1 year	$178.0
1 to 3 years	156.8

Total	$334.8

On August 8, 2008, the Company entered a contractual addendum to the Titan II cancelable lease for an additional 57 months, extending the end of lease from August 2013 to May 2018, increasing the contractual obligation by $34.1 million.
Liquidity Risk
As of September 30, 2008, approximately 9% of our cash balances and marketable securities were held in auction rate securities. These securities are intended to provide liquidity through an auction process that resets the applicable interest rate at predetermined intervals, allowing investors to either roll over their holdings or sell them at par value. As a result of liquidity issues in the global credit markets, investments in auction rate securities with a par value of $42.7 million, as of September 30, 2008, have failed to settle at auction. Consequently, these investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside the auction process. The Company does not consider its investment in auction rate securities to be permanently impaired due to the current illiquidity and have reclassified our investment to non-current, as the Company intends to continue holding these securities until anticipated recovery in fair value occurs.
As a result of operating performance, the Company did not meet the existing minimum fixed charge coverage ratio covenant in the Third Amended and Restated Credit Agreement (the “Revolving Credit Facility”) as of September 30, 2008. As of October 31, 2008, the Company had no borrowing against the facility and $100.2 million in letters of credit outstanding thereunder. On November 7, 2008, the financial institutions participating in the Revolving Credit Facility waived compliance with the covenant condition. In consideration of this waiver, the Company and the participating financial institutions have amended the Revolving Credit Facility to:
•	temporarily cash-collateralize letters of credit and bank guarantees;

•	temporarily waive compliance with certain financial covenants;

•	temporarily prohibit share repurchases; and

•	temporarily maintain unencumbered liquidity of $100 million.
The length of the interim cash-collateralization period will depend on the Company’s future financial performance. For the remaining duration of the Revolving Credit Facility after the cash-collateralization period, this facility has been further amended to:
•	allow for a new starting point in measuring financial performance; and

•	permit borrowings and/or the issuance of letters of credit and bank guarantees based on a rate premium over prime rate ranging from 1.50% to 3.00% or London Interbank Offered Rate (“LIBOR”) ranging from 2.00% to 3.50% based upon certain financial ratios.
While the interim cash-collateralization requirement is in effect, no borrowings, letters of credit or bank guarantees unsecured by cash are available to the Company under the Revolving Credit Facility. All cash collateral will be classified in the Condensed Consolidated Balance Sheet as Restricted Cash. The Company also has a $16.0 million short-term credit facility at one of its foreign locations. At September 30, 2008, the available borrowing under this facility was $6.5 million.
Liquidity Outlook
During the next twelve months, the Company expects that balances of cash, cash equivalents, and marketable securities, supplemented by cash generated from operations will be sufficient to fund operations (including increases in working capital required to fund any increases in activity levels), scheduled debt retirement, and currently planned capital expenditures. The Company’s Board of Directors approved a stock repurchase program on August 4, 2008, which authorizes $100.0 million for the repurchase of outstanding shares of the Company’s common stock over the twelve month period ending August 4, 2009. Approximately 3.1 million shares of Company stock were purchased in the 2008 third quarter at a cost of approximately $25.6 million, leaving approximately $74.4 million remaining under the program. As a result of the November 7, 2008 amendment to the Revolving Credit Facility, the Company is prohibited from additional share repurchases. Capital expenditures for the remainder of 2008 are expected to be between $60.0 million and $65.0 million. This range includes expenditures for the Global 1200, Global 1201, and various vessel upgrades. Drydocking expenditures for the remainder of 2008 are not estimated to be significant. In addition, the Company will continue to evaluate the divesture of assets that are no longer critical to operations to reduce operating costs and maintain a strong financial position.

Based on expected operating cash flows and other sources of cash, the Company does not believe the reduction in liquidity of investments in auction rate securities or the amendments to the Revolving Credit Facility executed on November 7, 2008 will have a material impact on the Company’s overall ability to meet liquidity needs during the next twelve months.
The long-term liquidity of the Company will be determined by our ability to earn operating profits which are sufficient to cover fixed costs, including scheduled principal and interest payments on debt, and to provide a reasonable return on shareholders’ investment. The Company’s ability to earn operating profits in the long run will be determined by, among other things, the continued viability of the oil and gas energy industry, commodity price expectations for crude oil and natural gas, the competitive environment of the markets in which the Company operates, and ability to win bids and manage awarded projects to successful completion.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Due to the international nature of the Company’s business operations and the interest rate fluctuation, the Company is exposed to certain risks associated with changes in foreign currency exchange rates and interest rates.
Interest Rate Risk
The Company is exposed to changes in interest rates with respect to investments in cash equivalents and marketable securities. The Company’s investments consist primarily of commercial paper, bank certificates of deposit, repurchase agreements, money market funds, and tax-exempt auction rate securities. These investments are subject to changes in short-term interest rates. The Company invests in high grade investments with a credit rating of AA-/Aa3 or better, with a main objective of preserving capital. A 1% increase or decrease in the average interest rate of cash equivalents and marketable securities at September 30, 2008 would have an approximate $4.5 million impact on pre-tax annualized interest income.
Foreign Currency Risk
As of September 30, 2008, the Company’s contractual obligations under two long-term vessel charters will require the use of approximately 258.4 million Norwegian Kroners (or $45.0 million as of September 30, 2008) over the next three years. The Company has hedged its non-cancelable Norwegian Kroner commitments related to this charter, and consequently, gains and losses from forward foreign currency contracts will be substantially offset by gains and losses from the underlying commitment.
As of September 30, 2008, the Company was committed to purchase certain equipment which will require the use of €24.0 million (or $32.9 million as of September 30, 2008) over the next three years. A 1% increase in the value of the Euro will increase the dollar value of these commitments by approximately $0.3 million.
The estimated cost to complete capital expenditure projects in progress at September 30, 2008 will require an aggregate commitment of 149.9 million Singapore Dollars (or $101.3 million as of September 30, 2008). A 1% increase in the value of the Singapore Dollar at September 30, 2008 will increase the dollar value of these commitments by approximately $1.0 million.
Additional quantitative and qualitative disclosures about market risk are in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4. Controls and Procedures.
As of the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures. These disclosure controls and procedures are designed to provide us with a reasonable assurance that all of the information required to be disclosed by the Company in periodic reports filed under the Securities Exchange Act of 1934 as amended (“Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed and maintained to ensure that all of the information required to be disclosed by the Company in reports is accumulated and communicated to management, including principal executive officer and chief financial officer, as appropriate to allow those persons to make timely decisions regarding required disclosure.
Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures are effective to ensure that material information relating to the Company is made known to management on a timely basis. The Chief Executive Officer and Chief Financial Officer noted no significant deficiencies or material weaknesses in the design or operation of the internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that are likely to adversely affect the ability to record, process, summarize, and report financial information. There have been no changes in internal control over financial reporting that occurred during the last fiscal quarter that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
The Company’s operations are subject to the inherent risks of offshore marine activity including accidents resulting in the loss of life or property, environmental mishaps, mechanical failures, and collisions. The Company insures against certain of these risks. The Company believes insurance should protect the Company against, among other things, the accidental total or constructive total loss of Company vessels. The Company also carries workers’ compensation, maritime employer’s liability, general liability, and other insurance customary in the business. All insurance is carried at levels of coverage and deductibles that the Company considers financially prudent. Recently, the industry has experienced a tightening in the builders’ risk market and the property market subject to named windstorms, which has increased deductibles and reduced coverage.
The Company’s services are provided in hazardous environments where accidents involving catastrophic damage or loss of life could result, and litigation arising from such an event may result in the Company being named a defendant in lawsuits asserting large claims. Although there can be no assurance that the amount of insurance carried by the Company is sufficient to protect the Company fully in all events, management believes that this insurance protection is adequate for the Company’s business operations. A successful liability claim for which the Company is underinsured or uninsured could have a material adverse effect on the Company.
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
Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect the Company’s business, financial condition, or future results of operations. The risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect business, financial condition, or operating results.
Item 1B. Unresolved Staff Comments.
On June 4, 2008, we received a comment letter from the Staff of the Division of Corporation Finance with respect to its review of our Form 10-K for the year ended December 31, 2007 and our Form 10-Q for the quarter ended March 31, 2008. We have submitted responses to the Staff and received follow up letters from the Staff regarding these comments. We are in discussion with the Staff to resolve remaining comments regarding our accounting for dry docking expenditures.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
          Purchases of Equity Securities.
The following table contains the purchases of equity securities by the Company during the third quarter of 2008.

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
			Part of Publicly	May Yet Be
	Total Number	Average	Announced	Purchased
	of Shares	Price Paid	Plans or	Under the Plans
Period	Purchased(1)	per Share	Programs	or Programs
July 1, 2008 - July 31, 2008	89	$17.89	—	—
August 1, 2008 - August 31, 2008	619,755	8.90	619,200	—
September 1, 2008 - September 30, 2008	2,488,072	8.06	2,488,072	—

Total	3,107,916	$8.23	3,107,272	—

(1)	On July 17, 2007, the Board of Directors authorized the Company to withhold shares of restricted stock to satisfy payments for withholding taxes.

On August 4, 2008, the Company’s Board of Directors approved a program which authorizes $100.0 million for the repurchase of outstanding shares of the Company’s common stock over the twelve month period ending August 4, 2009. Approximately 3.1 million shares of Company stock were purchased in the 2008 third quarter at a cost of approximately $25.6 million, leaving approximately $74.4 million remaining under the program. As a result of the November 7, 2008 amendment to the Revolving Credit Facility, the Company is prohibited from additional share repurchases.
Item 5. Other Information.
The follow events occurred subsequent to the period covered by this Form 10-Q and are reportable under Form 8-K:
Item 1.01 Entry Into a Material Definitive Agreement.
On November 7, 2008 the Company, Global Offshore Mexico, S. de R.L. de C.V. and Global Industries International, L.P., entered into Amendment No. 4 to the Third Amended and Restated Credit Agreement with certain Lenders and Calyon New York Branch, as administrative agent for the Lenders (the “Revolving Credit Facility”). The parties have amended the Revolving Credit Facility to:
•	temporarily cash-collateralize letters of credit and bank guarantees;

•	temporarily waive compliance with certain financial covenants;

•	temporarily prohibit share repurchases; and

•	temporarily maintain unencumbered liquidity of $100 million.
The length of the interim cash-collateralization period will depend on the Company’s future financial performance. For the remaining duration of the Revolving Credit Facility, after the cash-collateralization period, the facility was further amended to:
•	allow for a new starting point in measuring financial performance; and

•	permit borrowings and/or the issuance of letters of credit and bank guarantees based on a rate premium over prime rate ranging from 1.50% to 3.00% or London Interbank Offered Rate (“LIBOR”) ranging from 2.00% to 3.50% based upon certain financial ratios.
While the interim cash-collateralization requirement is in effect, no borrowings, letters of credit or bank guarantees unsecured by cash are available to the Company under the Revolving Credit Facility.
The foregoing description of the Revolving Credit Facility does not purport to be complete and is qualified in its entirety by reference to the Revolving Credit Facility, attached as Exhibit 10.2 to this Form 10-Q.

Item 5.02	Departure of Directors, or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
For some time, Global has provided certain executive officers and key employees change in control agreements that provide financial protections in the event of a change in control transaction coupled with a termination of employment. The agreements are intended to facilitate management retention and to encourage management to devote their full attention to the business in the event of a possible change in control.
With the approval of the Compensation Committee of the Board of Directors, the Company entered into new change in control agreements with certain executive officers. The executives who have entered into new agreements are Peter Atkinson, President, Russell Robicheaux, Chief Administrative Officer and General Counsel, James Doré, Senior Vice President World Wide Diving & Subsea Services and Byron Baker, Senior Vice President North America Region and Worldwide Fleet Operations. These agreements supersede and replace existing change in control severance agreements with each of these executives.

The new change in control agreements (the “Agreements”) reflect changes to, among other things, ensure full compliance with Section 409A of the Internal Revenue Code of 1996, as amended (the “Code”), provide for the vesting of equity awards and grants immediately upon a change in control (as defined in the Agreement) and modify certain significant defined terms, including “cause,” and “good reason”.
Under the terms of the Agreements, upon a change in control and without regard to whether there is a subsequent termination of employment, (i) all outstanding stock options will immediately vest and, unless the compensation committee determines to make an equitable adjustment or substitution, the executive will receive a cash payment equal to the number of shares subject to the options outstanding multiplied by the difference between the closing price of the Company’s common stock on the date immediately prior to the change in control and the exercise price of the stock options, (ii) all outstanding restricted stock awards will immediately vest and all forfeiture restrictions will lapse, and (iii) all outstanding performance unit awards for which the performance period has not been completed will be deemed earned at the target level payout, will be payable in the same form of equity or other consideration as all other stockholders with respect to shares of Company common stock and will be delivered within 10 days of the change in control.
In addition, within two years following a change in control and upon a subsequent termination of the executive’s employment by the Company other than for “cause” or by the executive for “good reason”, the executive will be eligible for the following additional benefits:
•	A lump sum cash payment equal to (x) three times (y) base salary and bonus. Calculation of the bonus amount used in determination of the lump sum payment is based on the largest actual bonus paid in the last five years or, if higher, the target bonus in the year of termination of employment.

•	A cash payment for unvested contributions under the Company’s retirement plan as of the date of termination.

•	Two years of continued healthcare and dependent healthcare coverage at no additional cost.

•	Reimbursement of legal fees incurred as a result of the termination and certain relocation expenses, if applicable.

•	A “gross-up” payment, in the event that any payments made in connection with a change in control would be subjected to the excise tax imposed by Section 4999 of the Internal Revenue Code, equal to the excise tax imposed plus any additional taxes imposed on the gross-up payment itself (except for Mr. Byron Baker, whose agreement calls for severance payments to be “cut back” in order to avoid triggering any excise tax implications).
The initial term of the Agreements continues through December 31, 2009 and shall be automatically extended for successive one-year terms unless the Company notifies an executive 30 days prior to the end of a term of its intention not to extend the agreement. In the event of a change in control during the term of the Agreements, the Agreements shall continue in effect for two years from the date of the change in control.
The foregoing description of the Agreement does not purport to be complete and is qualified in its entirety by reference to the Agreements, attached as Exhibits 10.3 and 10.4 to this Form 10-Q.

Item 6. Exhibits.

3.1 -
Amended and Restated Articles of Incorporation of Registrant as amended, incorporated by reference to Exhibits 3.1 and 3.3 to the Form S-1 Registration Statement filed by the Registrant (Reg. No 33-56600).

3.2 -	Bylaws of Registrant as amended through October 31, 2007, incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed November 2, 2007.

10.1 -
Change-In-Control Agreement, dated as of August 14, 2008 between Global Industries, Ltd. and Jeffrey B. Levos, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on August 20, 2008

* 10.2 -
Amendment No. 4 and Waiver to the Third Amended and Restated Credit Agreement dated November 7, 2008 among Global Industries, Ltd., Global Offshore Mexico, S. de R.L. de C.V., Global Industries International, L.L.C., in its capacity as general partner of Global Industries International, L.P., the Lenders and Calyon New York Branch, as administrative agent for the Lenders.

* 10.3 -	Form of Change-In-Control Agreement Form of Change-In-Control Agreement (with tax gross-up) entered into on November 7, 2008 by each of Peter Atkinson, Russell Robicheaux and James Doré

* 10.4 -	Form of Change-In-Control Agreement (without tax gross-up) entered into on November 7, 2008 by Bryon Baker

* 15.1 -	Letter regarding unaudited interim financial information.

* 31.1 -	Section 302 Certification of CEO, John A. Clerico

* 31.2 -	Section 302 Certification of CFO, Jeffrey B. Levos

* 32.1 -	Section 906 Certification of CEO, John A. Clerico

* 32.2 -	Section 906 Certification of CFO, Jeffrey B. Levos

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
November 7, 2008