Form 10-K
period 2008-12-31
GLOBAL INDUSTRIES LTD
filed 2009-03-02
CIK 895663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition period from                      to
Commission File Number 0-21086
Global Industries, Ltd.
(Exact Name of Registrant as Specified in Its Charter)

Louisiana (State or Other Jurisdiction of Incorporation or Organization)	72-1212563 (I.R.S. Employer Identification Number)

8000 Global Drive Carlyss, Louisiana (Address of Principal Executive Offices)	70665 (Zip Code)
Registrant’s telephone number, including area code: (337) 583-5000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($0.01 par value)	The NASDAQ Global Select Market LLC
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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
YES ☐     NO ☑
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2008 was $1,935,385,644 based on the last reported sales price of the Common Stock on June 30, 2008 on the NASDAQ Global Select Market.
The number of shares of the registrant’s Common Stock outstanding as of February 24, 2009, was 113,634,217.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2009 are incorporated by reference into Part III hereof.

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
In addition, various statements in this Annual Report, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. In this Annual Report, forward-looking statements appear in Item 1 - “Business” of Part I, in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the “Notes to Consolidated Financial Statements” in Item 8 of Part II, and elsewhere. These forward-looking statements speak only as of the date of this Annual Report. We disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory, and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:
•	the level of capital expenditures in the oil and gas industry;

•	risks inherent in doing business abroad;

•	operating hazards related to working offshore;

•	dependence on significant customers;

•	ability to attract and retain skilled workers;

•	general industry conditions;

•	environmental matters;

•	changes in laws and regulations;

•	the effects of resolving claims and variation orders;

•	availability of capital resources;

•	delays or cancellation of projects included in backlog;

•	fluctuations in the prices of or demand for oil and gas;

•	the level of offshore drilling activity; and

•	foreign exchange, currency, and interest rate fluctuations.
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
Segments of Business
Our worldwide business is divided into six reportable segments: North America Offshore Construction Division, North America Subsea, Latin America, West Africa, Middle East, and Asia Pacific/India. For additional segment information, please refer to the narrative and tabular descriptions of our segments and operating results under “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in Item 7 of Part II of this Annual Report and under Note 17“Industry, Segment and Geographic Information” in Item 8 of Part II of this Annual Report.
DESCRIPTION OF OPERATIONS
We began as a provider of diving services to the offshore oil and gas industry over thirty years ago and have used selective acquisitions, new construction, and upgrades to expand our operations and assets. On December 31, 2008, our fleet included eleven derrick lay barges (DLBs), one derrick barge (DB) , five multi service vessels (MSVs), four dive support vessels (DSVs), two offshore supply vessels (OSVs) and two cargo barges. Our major construction vessels, which include ten barges and two ships, have various combinations of pipelay, pipe bury, derrick, dive support and deepwater lowering capabilities. In 2008, we expanded our fleet with the addition of two MSVs, one chartered and one purchased. We also are building two pipelay/derrick vessels designated “Global 1200” and “Global 1201” with expected completion in 2010 and 2011, respectively.
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
For financial information regarding our operating segments and the geographic areas in which we operate, please read Note 17 of the “Notes to Consolidated Financial Statements” in Item 8 of Part II of this Annual Report.
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
All of our major construction vessels are equipped with cranes designed to lift and place equipment into position for installation. Nine of these vessels are capable of lifts of 500 tons or more, making them suitable for very heavy lifts such as offshore platform installations. In addition, the vessels can be used to disassemble and remove platforms and prepare them for salvage or refurbishment. MMS regulations require platforms to be removed within twelve months after production ceases and require the site be restored to meet stringent standards. According to the MMS, in January 2009 there were approximately 3,750 platforms on active leases in U.S. waters of the Gulf of Mexico. We expect demand for Gulf of Mexico abandonment services to increase as more platforms are required to be removed due to these MMS regulations.
Subsea Services
Demand for subsea services covers the full life cycle of an offshore oil and gas property, including:
•	supporting exploration;

•	supporting platform and pipeline installation;

•	performing periodic inspections of pipelines and platforms;

•	performing repairs and maintenance to pipelines and platforms;

•	installing SURF (subsea, umbilicals, risers and flow lines);

•	providing ROV services; and

•	performing salvage and site clearance services.

To support our subsea operations, we operate a fleet of four DSVs and five MSV’s. Four of these vessels have deepwater lowering capability to 2,000 meters. In early 2008, we took delivery of two state-of-the-art work class ROVs.
For the Gulf of Mexico, the MMS requires that all offshore structures have extensive and detailed inspections for corrosion, metal thickness, and structural damage every five years. As the age of the offshore infrastructure increases, we anticipate that demand for inspections, repairs, and wet welding technology will increase over the next three to five years.
For subsea projects involving long-duration and deepwater dives, we use saturation diving systems that maintain an environment for the divers at the subsea water pressure at which they are working until the job is completed. Saturation diving allows divers to make repeated dives without decompressing, thereby reducing the time necessary to complete the job and reducing the diver’s exposure to the risks associated with frequent decompression. At December 31, 2008, we had eleven saturation diving systems available for use. Two of our largest saturation diving systems are capable of maintaining an environment simulating subsea water pressures to 1,500 feet. Our pipelay and derrick operations create captive demand for our saturation diving services. This ability to offer our divers saturation diving work helps us to attract and retain qualified and experienced divers.
We have been at the forefront in the development of wet underwater welding techniques. Underwater welds are made by two methods: dry hyperbaric welding and wet welding. In dry hyperbaric welding, a customized, watertight enclosure is engineered and fabricated to fit the specific requirements of the structural joint or pipeline requiring repairs. The enclosure is lowered into the water, attached to the structure, and then the water is evacuated, allowing divers to enter the chamber and perform dry welding repairs. Wet welding is accomplished while divers are in the water, using specialized welding rods. Wet welding is less costly because it eliminates the need to construct an expensive, customized, single-use enclosure. We believe that we have been a leader in improving wet welding techniques and that we have satisfied the technical specifications for customers’ wet welded repairs in water depths to 325 feet.
We also operate other offshore support vessels (OSVs) internationally to support our offshore construction services and offer time charters to the offshore service industry.
Business Strategy
In 2009, we plan to concentrate on strengthening our core business by focusing on the following:
•	business acquisition and backlog accumulation;

•	retention and hiring of key personnel;

•	cost management; and

•	successful project execution.
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
Customers and Contracts
Our customers are primarily oil and gas producers and pipeline companies. During the year ended December 31, 2008, we provided offshore marine construction services to approximately sixty customers. Five customers accounted for at least 10% each of consolidated revenues in at least one of the years 2008, 2007, and 2006. Petroleos Mexicanos (PEMEX) accounted for 10%, 23% and 40% of consolidated revenues in respective years 2008, 2007 and 2006. Saudi Aramco accounted for 14% of our 2008 consolidated revenues and Petroleo Brasileiro, S.A. (Petrobras) accounted for 15% of our 2008 consolidated revenues. The loss of one of these customers could have a material adverse effect on our Company.
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
Contracts for work in North America are typically awarded on a competitive bid basis with customers usually requesting bids on projects one to three months prior to commencement. However, for projects in water depths greater than 1,000 feet, turnkey projects, and projects in international areas, the elapsed time from bid request to commencement of work may exceed one year. Our marketing staff contacts offshore operators known to have projects scheduled to ensure that we have an opportunity to bid for the projects. Most contracts are awarded on a fixed-price basis, but we also perform work on a cost-plus, unit rate or day-rate basis, or on a combination of such bases. We attempt to qualify our contracts so we can recover the costs of certain unexpected difficulties and the costs of weather-related delays.
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
Major international competitors include Acergy S.A., Allseas Marine Contractors, S.A., Clough Limited, Dynamic Industries, Inc., J. Ray McDermott, S.A., Leighton International, Saipem S.p.a., Subsea 7, and Technip, S.A. Some of these international competitors also bid and compete for projects in North America. In addition, internationally, there are numerous other regionalized competitors with whom we compete directly. Domestic competition for deepwater projects in North America includes Allseas Marine Contractors, S.A., Helix Energy Solutions Group, Inc., and J. Ray McDermott S.A. Our competitors for shallow and intermediate water domestic projects include Cal Dive International and many smaller companies including Bisso Marine Company, Chet Morrison Contractors, Inc., and Offshore Specialties Fabricators, Inc. Many shallow and intermediate water companies compete primarily based on price.
Backlog
Our backlog of construction contracts includes signed contracts, letters of intent that are not materially qualified or contingent, and change orders to the extent of the lower of cost incurred or probable recovery. As of December 31, 2008, our backlog amounted to approximately $519.6 million ($489.8 million for international operations and $29.8 million for North America), compared to our backlog at December 31, 2007 of $713.6 million ($697.5 million for international operations and $16.1 million for North America). Our backlog as of December 31, 2008 is scheduled to be performed during 2009. Due to the prevalence of day-rate and short-term contractual arrangements in North America, our backlog does not provide a good indication of the level of demand for our services in this region. We do not consider the backlog amounts in any region to be a reliable indicator of future earnings.
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
Patents
We own or are the licensee of a number of patents in the United States and in other countries related to pipelaying. For example, we own United States Patent Number 6,328,502. This patent involves a novel barge system for laying deep water subsea pipelines either by means of reeled pipe or conventional pipelaying procedures and covers several features incorporated into the Hercules. We hold patent protection for this invention in a number of foreign countries and have a patent pending in Venezuela.
Employees
Our work force varies based on our workload at any particular time. During 2008, the number of our employees, not including subcontractors, ranged from 3,009 to 3,863. As of December 31, 2008, we had 3,863 employees. None of our employees are covered by a collective bargaining agreement, other than a group of offshore employees in Mexico. We believe that our relationship with our employees is satisfactory.
Seasonality
Each of the geographical areas in which we operate has seasonal patterns that affect our operating patterns. Our operating patterns are primarily related to the offshore weather conditions where our projects are performed. In general, our offshore operations are disrupted when seasonal winds or currents, which may vary by country or location within our operating segments, make the seas too rough for our vessels to work safely and efficiently. Our operating patterns are also affected by the timing of capital expenditures by oil and gas companies. Some of these companies are national oil and gas companies, which may be affected by local political factors and cycles.
Financial Information about Geographic Areas
For financial information about our geographic areas of operation, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations”, which presents revenue and long-lived assets attributable to each of our geographic areas for the years ended December 31, 2008, 2007 and 2006. For a discussion of risks attendant to our foreign operations, see the discussion in Item 1A, “Risk Factors” under the heading “Our international operations expose us to additional risks inherent in doing business abroad.”
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
Our operations also are affected by numerous federal, state, and local laws and regulations relating to protection of the environment including, in the United States, the Outer Continental Shelf Lands Act, the Federal Water Pollution Control Act of 1972, and the Oil Pollution Act of 1990. The technical requirements of these laws and regulations are becoming increasingly complex and stringent, and compliance may become increasingly difficult and expensive. However, we believe that compliance with current environmental laws and regulations is not likely to have a material adverse effect on our business or financial statements. Certain environmental laws provide for “strict liability” for remediation of spills and releases of hazardous substances and some provide liability for damages to natural resources or threats to public health and safety. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties, and criminal prosecution. Our compliance with these laws and regulations has entailed certain changes in our operating procedures and approximately $0.3 million in expenditures during 2008. It is possible that changes in the environmental laws and enforcement policies thereunder or claims for damages to persons, property, natural resources, or the environment could result in substantial costs and liabilities to us. Our insurance policies provide liability coverage for sudden and accidental occurrences of pollution and/or clean up and containment of the foregoing in amounts that we believe are adequate.
Certain ancillary activities related to the offshore construction industry, especially the transportation of personnel and equipment between port and the field of work offshore, constitute “coastwise trade” within the meaning of federal maritime regulations. We are also subject to regulation by the United States Maritime Administration (MarAd), the Coast Guard, and the Customs Services. Under these regulations, only vessels owned by United States citizens that are built and registered under the laws of the United States may engage in “coastwise trade.” Certain provisions of our Articles of Incorporation are intended to aid in compliance with the foregoing requirements regarding ownership by persons other than United States citizens.
In 2008, we complied with the International Ship and Port Facility Security Code (ISPS) as mandated by the Homeland Security Act of 2002. Under the ISPS, we performed worldwide security assessments, plans, risk analyses, and other requirements on our vessels and port facilities and completed the process of installing automated identification systems on our vessels.
SEC REPORTING
We electronically file certain documents with, or furnish such documents to, the Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, along with any related amendments and supplements thereto. From time to time, we may also file registration and related statements pertaining to equity or debt offerings. You may read and copy any materials we file with the SEC from the SEC’s Public Reference Room located at 100F Street, NE, Washington, DC 20549. You may obtain information regarding the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet website, www.sec.gov, which contains reports, proxy, information statements, and other information regarding issuers that file or furnish documents electronically with the SEC.
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
The demand for our services depends on the condition of the oil and gas industry and, in particular, on the capital expenditures of companies engaged in the offshore exploration, development, and production of oil and natural gas. Capital expenditures by these companies are primarily influenced by four factors:
•	the oil and gas industry’s ability to economically justify placing discoveries of oil and gas reserves in production;

•	the oil and gas industry’s need to maintain, repair, and replace existing pipelines and structures to extend the life of production;

•	the oil and gas industry’s need to clear structures from the lease once the oil and gas reserves have been depleted; and

•	weather events, such as major tropical storms or hurricanes.
Historically, prices of oil and natural gas and offshore exploration, development, and production have fluctuated substantially. A sustained period of substantially reduced capital expenditures by oil and gas companies will result in decreased demand for our services, low margins, and possibly net losses.
Economic conditions could negatively impact our business.
Recent economic data indicate that the rate of economic activity in the United States and worldwide has declined significantly from the activity rates experienced in recent years. Continued prolonged periods of little or no economic growth will further decrease demand for oil and natural gas, which could result in lower prices for crude oil and natural gas and therefore, lower demand and potentially lower pricing for our services. If economic conditions deteriorate for prolonged periods, our results of operations and cash flows would be adversely affected. Crude oil and natural gas prices have declined significantly from their historic highs in July 2008, and such price declines can be expected to reduce drilling activity and demand for our services from the levels experienced during 2008. In addition, most of our customers are involved in the energy industry, and if a significant number of them experience a prolonged business decline or disruption as a result of economic slowdown or lower crude oil and natural gas prices, we may incur increased exposure to credit risk and bad debts.
Recent events in the global credit markets have significantly impacted the availability of credit and financing costs for many of our customers. Many of our customers finance their offshore exploration and development programs through third-party lenders. The reduced availability and increased costs of borrowing could cause our customers to reduce their capital expenditures for offshore exploration and development, thereby reducing demand and potentially resulting in lower pricing for our services. Also, the current credit and economic environment could significantly impact the financial condition of some customers over a period of time, leading to business disruptions and restricting their ability to pay us for services performed, which could negatively impact our results of operations and cash flows.
Our international operations expose us to additional risks inherent in doing business abroad.
A majority of our revenue is derived from operations outside the United States. The scope and extent of our operations outside of the U.S. Gulf of Mexico means we are exposed to the risks inherent in doing business abroad. These risks include the following:

•	currency exchange rate fluctuations, devaluations, and restrictions on currency repatriation;

•	unfavorable taxes, tax increases, and retroactive tax claims;

•	the disruption of operations from labor and political disturbances;

•	insurrection, war, or acts of terrorism that may disrupt markets;

•	expropriation or seizure of our property;

•	nullification, modification, or renegotiation of existing contracts;

•	regional economic downturns;

•	import/export quotas and other forms of public and governmental regulation; and

•	inability to obtain or retain licenses required for operations.
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
Our business involves a high degree of operational risks. Hazards and risks that are inherent in marine operations include capsizing, grounding, colliding, and sustaining damage from severe weather conditions. In addition, our construction work can disrupt existing pipeline, platforms, and other offshore structures. Any of these incidents could cause damage to or destruction of vessels, property or equipment, personal injury or loss of life, suspension of production operations, or environmental damage. The failure of offshore pipelines or structural components during or after our installation could also result in similar injuries or damages. Any of these events could result in interruption of our business or significant liability.
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

New construction projects are subject to risks, including delays and cost overruns, which could have a material negative impact on our available cash resources and results of operations.
We are expanding our fleet with the construction of two new generation derrick/pipelay vessels, designated as the Global 1200 and Global 1201. These projects are subject to risks of delay or cost overruns inherent in any large construction project resulting from numerous factors, including the following:
•	shortages of equipment, materials or skilled labor;

•	unscheduled delays in the delivery of ordered materials and equipment;

•	unanticipated cost increases;

•	weather interferences;

•	difficulties in obtaining necessary permits or in meeting permit conditions;

•	design and engineering problems; and

•	shipyard delays and performance issues.
Failure to complete new construction on time, or the inability to complete new construction in accordance with its design specifications, may, in some circumstances, result in loss of revenues, penalties, or delay, renegotiation or cancellation of a contract. In the event of termination of one of these contracts, we may not be able to secure a replacement contract on as favorable terms. Additionally, capital expenditures for construction projects could materially exceed our planned capital expenditures.
The implementation of our business strategy will expose our Company to additional operational risk.
An element of our business strategy is to broaden our business segments with emphasis on deepwater/SURF and integrated projects. As we begin to implement this prong of our strategy, our Company will be exposed to additional operational risks inherent in these longer-term deepwater and integrated projects, such as harsh weather conditions, low productivity and project execution issues. The costs associated with the realization of these risks could have a material adverse effect on our financial condition, results of operations, and cash flows.
Our business is capital intensive, and our ability to finance our business depends on generating sufficient cash flow from our operations.
We require substantial capital to fund our working capital, capital expenditures, and other cash needs. Our ability to generate cash depends on demand for construction services by the oil and gas industry as a result of the levels of capital expenditures by oil and gas companies and on competitive, general economic, financial, and many other factors that are beyond our control. Our ability to finance our business is also dependant upon our ability to execute projects successfully. We cannot provide assurance that we will always be able to generate sufficient operating cash flow to provide us with the working capital required to support our operations, and we may experience periodic cash demands that exceed our operating cash flow. Our failure to generate sufficient operating cash flow to provide adequate working capital would have a material adverse effect on our business, results of operations, and financial condition.
We have incurred losses in this and past years and may incur additional losses in the future which could adversely affect our operations.
We incurred operating losses this year and we may have operating losses in the future if we cannot obtain sufficient work and complete projects within our cost estimates. Operating losses could have significant adverse effects on our future operations including limiting our ability to adjust to changing market conditions, reducing our ability to withstand competitive pressures and impairing our ability to obtain financing to provide for future working capital needs and capital expenditures.
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
Because of the nature of the offshore construction industry, most of our projects are performed on a fixed-price or unit-rate basis. The profits we realize on one of our contracts will often vary from the estimated amounts because of changes in offshore job conditions, in labor and equipment productivity, and in third party costs. In addition, we sometimes bear the risk of delays caused by bad weather conditions. We may continue to suffer lower profits or losses on some projects because of cost overruns resulting from these or other causes. Such reduced profit or losses could have a material adverse impact on our results of operations.
Our industry is highly competitive.
Contracts for our services are generally awarded on a competitive bid basis, and price is a primary factor in determining who is awarded the project. Customers also consider availability and capability of equipment, reputation, experience, and the safety record of the contender in awarding jobs. During industry down cycles in particular, we may have to accept lower rates for our services and vessels or increased contractual liabilities which could result in lower profits or losses. As we have increased our operations in deeper waters and internationally, we have encountered additional competitors, many of whom have greater experience and greater resources than we do in these markets.
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
We and our affiliates operate in countries where governmental corruption has been known to exist. While we and our subsidiaries are committed to conducting business in a legal and ethical manner, there is a risk of violating either the U.S. Foreign Corrupt Practices Act (“FCPA”) or laws or legislation promulgated pursuant to the 1997 OECD Convention on Combating Bribery of Foreign Public Officials in International Business Transactions or other applicable anti-corruption regulations that generally prohibit the making of improper payments to foreign officials for the purpose of obtaining or keeping business. Some of the past internal control deficiencies identified by our management relate to our operations in West Africa and other foreign jurisdictions. These deficiencies make it more likely that a violation could have occurred. Violation of these laws could result in monetary penalties against us or our subsidiaries and could damage our reputation and, therefore, our ability to do business. For information concerning a current investigation related to FCPA matters in West Africa, see Item 3 — Legal Proceedings.
Our internal controls may not be sufficient to achieve all stated goals and objectives; existing deficiencies may not be adequately remediated.
Our internal controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. The design of any system of internal controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Section 404 of the Sarbanes-Oxley Act requires that management document and test the internal controls over financial reporting and to assert annually in our Annual Report on Form 10-K whether the internal controls over financial reporting at year end are effective. We have not identified any material weaknesses in our internal controls as defined by the Public Company Accounting Oversight Board. During the course of documenting and testing our internal controls to ensure compliance with Section 404, we identified certain internal control issues and significant deficiencies which management believes should be improved and corrected. In addition to creating risks that information required to be reported in our SEC filings may not be timely recorded, processed and reported, these deficiencies increase the likelihood of misstatements in our financial statements or violations of law. Management has a remediation plan for these issues and is working to complete their remediation. There can be no assurance, however, that all of the identified issues and significant deficiencies will be resolved. Any failure to remediate the deficiencies noted in connection with our audits or to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure also could adversely affect the results of the periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our “internal control over financial reporting” under Section 404 of the Sarbanes-Oxley Act in the future. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could result in a lower trading price of our stock.
We have substantial funds held at domestic and foreign financial institutions that exceed the insurance coverage offered by the FDIC and foreign governments, the loss of which would have a severe negative effect on our operations and liquidity.
Although the FDIC insures deposits in banks and thrift institutions up to $250,000 per eligible account, the amount that we have deposited at certain banks substantially exceeds the FDIC limit. If any of the financial institutions where we have deposited funds were to fail, we may lose some or all of our deposited funds that exceed the FDIC’s $250,000 insurance coverage limit. Such a loss would have a severe negative effect on our operations and liquidity.
Our investments in auction rate securities may be adversely impacted by continued liquidity risk.
We have invested a portion of our cash in auction rate securities. Our investments in auction rate securities may be adversely impacted by relatively illiquid markets. Our ability to sell these securities may be impaired due to the increase in failed auctions in 2008. Although we have entered into a settlement agreement with UBS Financial Services, Inc. (“UBS”) to settle $30.0 million in par value of auction rate securities, the sale of these securities will be subject to the economic ability of UBS to meet their obligation under the terms of the settlement. Therefore, we may not be able to liquidate these securities in the immediate future or may be forced to sell them for less than what we might have otherwise have been able, or both. For further discussion, see Note 2 to the Notes to the Consolidated Financial Statements.
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
As of December 31, 2008, our backlog of construction contracts amounted to approximately $519.6 million. The dollar amount of our backlog does not necessarily indicate future revenues or earnings related to the performance of that work. Although the backlog represents only business that we consider to be firm, cancellations, delays, or scope adjustments have occurred in the past and are likely to occur in the future. Due to factors outside our control, such as changes in project scope and schedule, we cannot predict with certainty when or if projects included in our backlog will be performed.
We may experience equipment or mechanical failures, which could increase costs, reduce revenues and result in penalties for failure to meet project completion requirements.
The successful execution of contracts requires a high degree of reliability of our vessels, barges and equipment. The average age of our fleet as of December 31, 2008 was 27 years. Breakdowns not only add to the costs of executing a project, but they can also delay the completion of subsequent contracts, which are scheduled to utilize the same assets. We operate a scheduled maintenance program in order to keep all assets in good working order, but despite this breakdowns can and do occur.
Our operations could suffer with the loss of one of our senior officers or other key personnel.
Our success depends heavily on continued services of our senior management and key employees. Our officers and key personnel have extensive experience in our industry, so if we were to lose a number of our key employees or executive officers, our operations could suffer from the loss of the knowledge base attributable to these key personnel.
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
Under the terms of our credit facility, we must comply with certain financial covenants. As of September 30, 2008, we did not meet the minimum fixed charge coverage ratio covenant. The financial institutions participating in the credit facility waived compliance with the covenant condition. However, if future defaults occur, we may not be able to obtain a compliance waiver. Our ability to meet the financial ratios and tests under our credit facility is affected, in part, by events beyond our control, and we may not be able to satisfy those ratios and tests. For a more detailed discussion of our credit facility, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” included elsewhere in this Annual Report.
Critical accounting policies significantly affect our reported financial results and conditions.
Although our financial statements are prepared in accordance with U.S. generally accepted accounting principles, the preparation of our financial statements requires us to make estimates and judgments, such as the estimates used for the cost to complete projects under the percentage-of-completion method of project accounting. These estimates and judgments have a significant effect on the amounts reported in our financial statements. Certain critical accounting policies affect our more significant judgments and estimates, and these policies are described in “Management’s Discussion and Analysis of Financial

Condition and Results of Operations — Critical Accounting Policies and Estimates,” included elsewhere in this Annual Report. Actual amounts and results may differ materially from our estimates.
Compliance with environmental and other governmental regulations could be costly and could negatively impact our operations.
Our vessels and operations are subject to and affected by various types of governmental regulation including many international, federal, state, and local environmental protection laws and regulations. These laws and regulations are becoming increasingly complex and stringent, and compliance may become increasingly difficult and expensive. We may be subject to significant fines and penalties for non-compliance, and some environmental laws impose joint and several “strict liability” for cleaning up spills and releases of oil and hazardous substances, regardless of whether we were negligent or at fault. These laws and regulations may expose us to liability for the conduct of or conditions caused by others or for our acts that complied with all applicable laws at the time we performed the acts.
Adoption of laws or regulations that have the effect of curtailing exploration and production of oil and natural gas in our areas of operation could adversely affect our operations by reducing demand for our services. In addition, new laws or regulations, or changes to existing laws or regulations may increase our costs or otherwise adversely affect our operations.
We limit foreign ownership of our Company, which could reduce the price of our common stock.
Our Articles of Incorporation, as amended and restated, limit the percentage of outstanding common stock and other classes of voting securities that non-United States citizens can own. Applying the statutory requirements applicable today, our Articles of Incorporation provide that no more than 25% of our outstanding common stock may be owned by non-United States citizens. These restrictions may at times preclude United States citizens from transferring their common stock to non-United States citizens. These restrictions may also limit the available market for resale of shares of common stock and for the issuance of shares by us and could adversely affect the price of our common stock.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We operate a fleet of twelve major construction vessels, two cargo launch barges, four DSVs, five MSV’s, and two OSVs. Our major construction vessels include ten barges, and two ships. All of our major construction vessels are designed to perform more than one type of construction project which reduces the risk that these combination vessels will experience extended periods of idleness. A listing of our significant major construction vessels along with a brief description of the capabilities of each is presented elsewhere in this Form 10-K. Our significant vessels and equipment are described below. In addition, we are expanding our fleet with construction of two new generation derrick/pipelay vessels, designated as the “Global 1200” and “Global 1201” with expected delivery dates in 2010 and 2011, respectively.
The Hercules is a 444-foot dynamically positioned pipelay/heavy-lift barge with a 2,000-ton crane capable of performing revolving lifts up to approximately 1,600 tons and is capable of both conventional and reeled pipelay. Using its portable reel, the Hercules is capable of spooling up to eighty-four miles of 6.625-inch diameter pipe, twenty-two miles of 12.75-inch diameter pipe, or ten miles of 18-inch pipe. This reel is capable of being removed and installed on the Hercules as job demands change. At December 31, 2008, the Hercules was assigned to our West Africa segment, but did transfer to our North America OCD segment in January 2009 to operate in the U.S Gulf of Mexico.
The Titan 2 is a 456-foot self-propelled twin-hulled DP derrick ship capable of lifting 880 tons. We lease the Titan 2 from a third party under a long-term charter agreement which expires in 2018. The Titan 2’s current base of operations is Mexico’s Bay of Campeche.
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
The REM Commander and the REM Fortress are 305-foot dynamically positioned dive support vessels which were delivered to the Company during 2006 under long-term charter agreements. These newly built vessels have extensive capabilities, including dynamic positioning, 100-ton crane capacity (140-ton for the REM Fortress) with deepwater lowering capability to 2,000 meters and specialized design features which facilitate diving, ROV inspection, and other offshore construction services. The REM Commander, which is currently assigned to our Latin America segment and operating in Brazil, was delivered in June 2006 under a long-term charter with a five-year fixed term and five one-year options. The REM Fortress, which is currently assigned to our Middle East / Mediterranean segment, was delivered in October 2006 under a long-term charter agreement with a three-year fixed term and four one-year options.
The Olympic Challenger is a DP-2 class 347-foot dynamically positioned self-propelled MSV and inspection, repair and maintenance (IRM) vessel. It is equipped with a 250-ton heave compensated crane with deepwater lowering capability to 3,000 meters. We leased the Challenger in August, 2008 from a third party under a charter agreement with a fixed term of five years with one two year option and three one year options. Constructed in 2008 and equipped with a Schilling ROV system, the vessel is designed for diving support as well as performance of field development and SURF work. The Olympic Challenger is currently stationed in the U. S. Gulf of Mexico.
The Global Orion is a DP-2 class 299-foot dynamically positioned self propelled MSV. It was constructed in 2002 and includes a 150-ton crane with deepwater lowering capability to 1,500 meters and a saturation diving system. The vessel is designed for diving support as well as performance of field development and SURF work. The Global Orion is currently stationed in the U. S. Gulf of Mexico.
We own four of the vessels in the operating fleet described above. The Titan 2, Olympic Challenger, REM Commander, and REM Fortress are leased vessels. Ten of the vessels that we own are subject to ship mortgages. In compliance with governmental regulations, our insurance policies, and certain of our financing arrangements, we are required to maintain our vessels in accordance with standards of seaworthiness and safety set by government regulations or classification organizations. We maintain our fleet to the standards for seaworthiness, safety, and health set by the International Maritime Organization or the U.S. Coast Guard, and our vessels are inspected by the American Bureau of Shipping, Bureau Veritas, or Det Norske Veritas.
We also own and operate other ancillary offshore construction equipment including portable pipe reels, jetting sleds, and hydraulic and steam pile driving hammers. Our portable pipe reels are relatively small vertical reels which can be used for small diameter pipe on conventional barges or for simultaneously laying two pipelines using the Chickasaw. Our jetting sleds are capable of burying pipelines of up to thirty-six inches in diameter. Pile hammers are used by construction barges to drive the pilings which secure offshore platforms to the bottom of the sea. We also operate thirteen saturation diving systems. Our saturation systems range in capacity from four to twelve divers. Two of the saturation systems are capable of supporting dives as deep as 1,500 feet. Each saturation system consists of a diving bell, for transporting the divers to the sea floor, and pressurized living quarters. The systems have surface controls for measuring and mixing the specialized gases that the divers breathe and connecting hatches for entering the diving bell and providing meals and supplies to the divers.
In addition to the fleet of vessels which we operate as described above, we charter other vessels, such as tugboats, cargo barges, utility boats, and dive support vessels, and lease other equipment, such as saturation diving systems and ROVs.
We own 603 acres near Carlyss, Louisiana and have constructed a deepwater support facility and pipe base. This location serves as the corporate headquarters and the headquarters of our Gulf of Mexico Offshore Construction operations. The facility is capable of accommodating our deepwater draft vessels.

The following table summarizes our significant facilities as of December 31, 2008:

Approximate
		Square Feet	Owned/Leased
Location	Principal Use	or Acreage	(Lease Expiration)
Carlyss, LA	Shore base/Corporate Headquarters	603 acres	Owned
Port of Iberia, LA	Research and Development Center	3,765 sq. ft.	Leased (Mar. 2010)
Houston, TX	Office	71,071 sq. ft.	Leased (Jul. 2013)
Cd. Del Carmen, Mexico	Office/Workshop	41,042 sq. ft.	Owned
Tema, Ghana	Office/Shore base	56,966 sq. ft.	Leased (July 2011)
Lagos, Nigeria	Office	11,690 sq. ft.	Leased (Dec. 2012)
Sharjah, United Arab Emirates	Office	13,946 sq. ft.	Leased (April 2011)
Mumbai, India	Project Management Office	7,365 sq. ft.	Leased (Dec. 2011)
Batam Island, Indonesia	Shore base	45 acres	Leased (Mar. 2028)
Singapore	Office	10,854 sq. ft.	Leased (Aug. 2013)
Al Khobar, Saudi Arabia	Office	5,434 sq. ft.	Leased (Aug. 2009)
Rio de Janeiro, Brazil	Office	6,480 sq. ft.	Leased (Jun. 2010)
Global Industries, Ltd.
Listing of Major Construction Vessels

				Derrick	Pipelay
					Maximum	Maximum
				Maximum	Pipe	Water	Year	Living
			Length	Lift	Diameter	Depth	Acquired	Quarter
Vessel Name	Vessel Type	Capability	(Feet)	(Tons)	(Inches)	(Feet)	/Leased	Capacity
Titan 2(1)	Ship	Derrick	456	880	—	—	2001	326
Hercules	Barge	Pipelay/reel/derrick	444	2,000	60.00	10,000	1995	191
Seminole (2)	Ship	Pipelay/derrick ship	424	800	48.00	1,500	1997	220
Comanche	Barge	Pipelay/derrick	400	1,000	48.00	1,500	1996	223
Shawnee	Barge	Pipelay/derrick	400	860	48.00	1,500	1996	272
Iroquois	Barge	Pipelay	400	250	60.00	1,000	1997	259
DLB 264	Barge	Pipelay/derrick	397	1,000	60.00	1,000	1998	220
DLB 332	Barge	Pipelay/derrick	352	750	60.00	1,000	1998	208
Cheyenne	Barge	Pipelay/bury/derrick	350	800	36.00	1,500	1992	190
Cherokee	Barge	Pipelay/derrick	350	925	36.00	1,500	1990	183
Chickasaw	Barge	Pipelay/reel	275	160	12.75	6,000	1990	70
Sea Constructor	Barge	Pipelay/bury	250	200	24.00	400	1987	104

(1)	The Titan 2 is leased from a third party under a long-term charter agreement which expires in May 2018.

(2)	The Seminole is currently in lay-up status.

ITEM 3. LEGAL PROCEEDINGS
During the fourth quarter of 2007, we received a payroll tax assessment for the years 2005 through 2007 from the Nigerian Revenue Department in the amount of $23.2 million. The assessment alleges that certain expatriate employees, working on projects in Nigeria, were subject to personal income taxes, which were not paid to the government. We filed a formal objection to the assessment on November 12, 2007. We do not believe these employees are subject to the personal income tax assessed; however, based on past practices of the Nigerian Revenue Department, we believe this matter will ultimately have to be resolved by litigation. We do not expect the ultimate resolution to have a material adverse effect on the Company.
During 2008, we received an additional assessment from the Nigerian Revenue Department in the amount of $40.4 million for tax withholding related to third party service providers. The assessment alleges that taxes were not withheld from third party service providers for the years 2002 through 2006 and remitted to the Nigerian government. We have filed an objection to the assessment. We do not expect the ultimate resolution to have a material adverse effect on the Company.
We have one unresolved issue related to an Algerian tax assessment received by the Company on February 21, 2007. The remaining amount in dispute is approximately $10.4 million of alleged value added tax for the years 2004 and 2005. We are contractually indemnified by our client for the full amount of the assessment that remains in dispute. We continue to engage outside tax counsel to assist us in resolving the tax assessment.
In June 2007, the Company announced that it was conducting an internal investigation of its West Africa operations, focusing on the legality, under the U.S. Foreign Corrupt Practices Act (“FCPA”) and local laws, of one of its subsidiary’s reimbursement of certain expenses incurred by a customs agent in connection with shipments of materials and the temporary importation of vessels into West African waters. The Audit Committee of the Company’s Board of Directors has engaged outside counsel to lead the investigation.
At this stage of the internal investigation, the Company is unable to predict what conclusions, if any, the Securities and Exchange Commission (“SEC”) will reach, whether the Department of Justice will open a separate investigation to investigate this matter, or what potential remedies these agencies may seek. If the SEC or Department of Justice determines that violations of the FCPA have occurred, they could seek civil and criminal sanctions, including monetary penalties, against us and certain of our employees, as well as changes to our business practices and compliance programs, any of which could have a material adverse effect on our business and financial condition. In addition, such actions, whether actual or alleged, could damage our reputation and ability to do business. Further detecting, investigating, and resolving these matters is expensive and consumes significant time and attention of our senior management.
We continue to use alternative procedures adopted after the commencement of the investigation to obtain Nigerian temporary import permits. These procedures are designed to ensure FCPA compliance. Although we are still working and pursuing additional work in West Africa, we have declined or terminated available projects and delayed the start of certain projects in Nigeria in order to ensure FCPA compliance and appropriate security for our personnel and assets. The possibility exists that we may have to curtail or cease our operations in Nigeria if appropriate long-term solutions cannot be identified and implemented. We have prepared a plan for this potential outcome. We have worldwide customer relationships and a mobile fleet, and we are prepared to redeploy vessels to other areas as necessary to ensure the vessels are utilized to the fullest extent possible.
Notwithstanding the ongoing internal investigation, we have concluded that certain changes to our compliance program would provide us with greater assurance that we are in compliance with the FCPA and its record-keeping requirements. We have a long-time published policy requiring compliance with the FCPA and broadly prohibiting any improper payments by us to foreign or domestic officials, as well as training programs for our employees. Since the commencement of the internal investigation, we have adopted, and may adopt additional, measures intended to enhance our compliance procedures and ability to audit and confirm our compliance. Additional measures also may be required once the investigation concludes.
The Company has concluded that it is premature for it to make any financial reserve for any potential liabilities that may result from these activities given the status of the internal investigation.
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM (Unnumbered). EXECUTIVE OFFICERS OF THE REGISTRANT
(Provided pursuant to General Instruction G to Form 10-K)
All executive officers named below, in accordance with the By-laws, are elected annually and hold office until a successor has been duly elected and qualified. Our executive officers as of February 24, 2008, were as follows:

Name	Age	Position
John A. Clerico	67	Chairman of the Board and Chief Executive Officer
Peter S. Atkinson	61	President
Jeffrey B. Levos	48	Senior Vice President and Chief Financial Officer
Russell J. Robicheaux	60	Chief Administrative Officer and General Counsel
James J. Doré	54	Senior Vice President, North America and Worldwide Diving and Subsea Services
Byron W. Baker	52	Senior Vice President, Worldwide Fleet Operations
John M. Katok	52	Senior Vice President, Worldwide Business Development
Eduardo Borja	51	Senior Vice President, Global Marketing and Strategy
Ashit Jain	38	Vice President, Asia Pacific/India and Middle East
Mr. Clerico has been a member of the Company’s Board since February 2006, was appointed Chief Executive Officer in October 2008 and is the Chairman of Chartmark Investments, Inc., a company he founded in 2001. Mr. Clerico previously served as Executive Vice President and Chief Financial Officer of Praxair, Inc. From 1999-2000, Mr. Clerico was a member of the Office of the Chairman at Praxair and also had leadership responsibility for the company’s operations in Europe and South America. Prior to that, Mr. Clerico was an executive with Union Carbide Company where he served as Treasurer and Chief Financial Officer.
Mr. Atkinson joined our Company in September 1998 as Vice President and Chief Financial Officer. In June 2000, he was named President. In December 2005, he reassumed the additional title of Chief Financial Officer. In May 2008, he relinquished title of Chief Financial Officer while retaining title of President. Prior to joining our Company he had been Director — Financial Planning with J. Ray McDermott, S.A., having previously served in various capacities at McDermott International, Inc. and J. Ray McDermott, S.A. for twenty-three years. At McDermott, he served at the corporate level as well as in the North Sea, Middle East, West Africa, and Central and South America. He is currently serving on the Board of Directors executive committee of the National Ocean Industry Association.
Mr. Levos joined our Company in May 2008 as Senior Vice President and Chief Financial Officer. Mr. Levos joined the Company after eight years at Cooper Industries, Ltd. where he served in several financial roles, most recently as Vice President, Finance & Chief Accounting Officer. Mr. Levos also held financial executive roles with The Coastal Corporation and the accounting firm of Deloitte & Touche. He is a graduate of Westminster College and has completed the Harvard Advanced Management Program and is a Certified Public Accountant in the State of Texas.
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
Mr. James Doré has over twenty-five years of service with our Company. He has held a number of management positions with responsibility for marketing, contracts and estimating, and diving operations. Mr. Doré was named Vice President, Marketing in March 1993, Vice President, Special Services in November 1994 and Vice President, Diving and Special Services in February 1996. In August 2001, he was named Senior Vice President, Diving and Special Services. In November 2002, Mr. Doré was named President of Global Divers and Marine Contractors. In June 2005, Mr. Doré was appointed Senior Vice President, Asia Pacific/India. In October 2006, Mr. Doré was named Senior Vice President, Eastern Hemisphere. In July 2007, he was named Senior Vice President, Worldwide Diving and Subsea Services and Middle East and Mediterranean Region. In November, 2008 Mr. Doré relinquished his role over the Middle East and Mediterranean Region and assumed responsibility for the North America Region. Mr. Doré previously served as President of the Association of Diving Contractors, an industry trade association. Mr. Doré is the brother of William J. Doré, the Company’s founder and a member of our Board of Directors.
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
Mr. Katok joined our Company in May 2008 as Vice President, Middle East. In January 2009, Mr. Katok was named Senior Vice President, Worldwide Business Development with responsibility to enhance customer relationships through client sponsorship and developing processes to increase project backlog and ensure improved project planning and execution. Prior to joining our Company, Mr. Katok served as Commercial Vice President with Technip, Inc. for six years. Previously, Mr. Katok spent more than twenty-five years with Kellogg, Brown & Root in a variety of commercial, project management, and operational roles. He is an engineering graduate of West Virginia University where he holds a B.S. in Civil Engineering.
Mr. Borja rejoined our Company in January 2009 as Senior Vice President, Global Marketing and Strategy with responsibility for market analysis and development of growth strategies to expand the Company’s services into deepwater and subsea markets. Mr. Borja first joined the Company in September 2001, serving in leadership positions in both operations and business development for the Latin America segment. He was named Vice President, Latin America in May 2002 and served in that role until mid-2008. His operational and business development experience includes domestic and international assignments, including positions with ICA-Fluor Daniel. Mr. Borja holds a Master’s Degree in Construction Management from Universidad Iberoamericana and a Bachelors Degree in Civil Engineering from Universidad Nacional Autonoma de Mexico.
Mr. Ashit Jain joined our Company in 1997 and has held top management positions in operations, engineering, project management, estimating and project controls. He was appointed Vice President, Asia Pacific & India in 2006 and is based in the Asia Pacific region. Mr. Jain has over fourteen years experience in the marine construction industry. After graduating from the University of Delhi in 1992, his early assignments covered complex offshore projects in the Middle East and Asia.

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
SECURITIES
Our common stock is traded on the NASDAQ Global Select Market under the symbol “GLBL.” The following table sets forth, for the periods indicated, the high and low closing sale prices per share of our common stock as reported by the NASDAQ Global Select Market.

	Common Stock Price
	Low	High
Year ended 2007:
First quarter	$12.47	$18.29
Second quarter	19.00	26.82
Third quarter	20.46	28.88
Fourth quarter	21.42	27.74
Year ended 2008:
First quarter	$15.62	$22.92
Second quarter	15.86	19.73
Third quarter	6.57	17.50
Fourth quarter	2.10	6.70
As of February 24, 2009, there were approximately 783 holders of record of our common stock and we believe approximately 23,412 beneficial holders of our common stock.
We have never paid cash dividends on our common stock, and we do not intend to pay cash dividends in the foreseeable future. We currently intend to retain earnings, if any, for the future operation and growth of our business. Our credit facility and other financing arrangements restrict the payment of cash dividends.
During the fourth quarter of 2008 Mr. William Doré, an “affiliated purchaser” (as defined in Rule 10b-18 of the Securities Exchange Act of 1934, as amended) and a director of our Company, purchased 1.0 million shares at a total cost of $2.6 million, or $2.64 per share. No options were exercised in the fourth quarter of 2008. The Company purchased no equity securities during the fourth quarter of 2008.

ITEM 6. SELECTED FINANCIAL DATA
The selected financial data presented below for each of the past five fiscal periods should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share and ratio data)
Revenues	$1,070,988	$992,513	$1,234,849	$688,615	$463,331
Cost of operations	1,084,581	719,768	887,003	571,768	398,875

Gross profit (loss)	(13,593)	272,745	347,846	116,847	64,456
Loss on asset impairments	2,551	141	8,931	—	7,173
Provision for Vinci (GTM) litigation	—	—	(13,699)	—	—
Net gain on asset disposal	(1,695)	(4,220)	(6,395)	(5,303)	(18,246)
Selling, general and administrative expenses	95,364	81,275	71,109	50,916	37,923

Operating income (loss)	(109,813)	195,549	287,900	71,234	37,606
Interest income	14,477	27,966	8,169	3,304	976
Interest expense	(13,624)	(13,439)	(10,787)	(10,192)	(14,797)
Other income (expense), net	(641)	3,826	705	1,668	(2,623)

Income (loss) from continuing operations before income taxes	(109,601)	213,902	285,987	66,014	21,162
Income taxes	7,760	53,942	86,242	31,256	14,640

Income (loss) from continuing operations, net of income taxes	(117,361)	159,960	199,745	34,758	6,522
Income from discontinued operations, net of income taxes(1)	—	—	—	—	15,910

Net income (loss)	$(117,361)	$159,960	$199,745	$34,758	$22,432

Net income (loss) per diluted share
Continuing operations	$(1.03)	$1.36	$1.70	$0.30	$0.06
Discontinued operations	0.00	0.00	0.00	0.00	0.14

Net income (loss)	$(1.03)	$1.36	$1.70	$0.30	$0.20

Ratio of earnings to fixed charges (2)	n/a (3)	7.3x	12.0x	5.6x	2.2x
Total assets (4)	$1,485,594	$1,589,798	$1,070,997	$844,662	$743,240
Working capital (4)	$380,894	$843,017	$460,126	$232,050	$186,647
Long-term debt (4)	$390,340	$394,300	$73,260	$77,220	$81,180

(1)	Includes the gain on the sale of our Liftboat Division in 2004 of $16.1 million net of tax.

(2)	For purposes of computing the ratios of earnings to fixed charges: (1) earnings consist of income from continuing operations before income taxes plus fixed charges, excluding capitalized interest, and (2) fixed charges consist of interest expense (including capitalized interest) and the estimated interest component of rent expense (one-third of total rent expense). There were no dividends paid or accrued during the periods presented above.

(3)	Earnings were inadequate to cover fixed charges by $75.6 million for 2008. For further discussion, see Note 8 to the Notes to the Consolidated Financial Statements.

(4)	As of the end of the period.

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
Results of Operations
2008 Overview
During 2008, the Company continued its expansion into new geographical areas and faced challenges with respect to the Camarupim project in Brazil and the Berri and Qatif project in Saudi Arabia. Operational and productivity issues on both projects as well as cost over-runs on Berri and Qatif resulted in both projects reporting losses during 2008. The Company is expecting to finalize these two projects in 2009. Also in the third and fourth quarters of 2008, the impact of the worldwide credit crisis had a negative impact on demand for the Company’s services and its operating results continued to decline, predominately in its North America segments.
General
In July 2007, we reorganized the underlying operations and economics of our operating segments. As a result, the reportable segments were realigned to better reflect the current reporting structure of our internal management and to facilitate our growth strategy and renewed focus on diving and underwater services. Also effective with this reorganization, we renamed our diving services to subsea services to more accurately depict our expanding business beyond diving services to include diverless intervention, SURF, and IRM services. In the second quarter of 2008, we renamed our Gulf of Mexico segments to North America segments to better reflect our strategic direction to expand our marketing efforts into Canada, Newfoundland, and other regions in North America. The six reportable segments prior to reorganization included: Gulf of Mexico Offshore Construction Division (OCD), Gulf of Mexico Diving, Latin America, West Africa, Middle East (including the Mediterranean and India), and Asia Pacific. The six revised reportable segments subsequent to the reorganization include: North America OCD, North America Subsea, Latin America, West Africa, Middle East (including the Mediterranean), and Asia Pacific/India. Mexico remains in our Latin America segment. This reorganization is reflected as a retrospective change to the financial information and the narrative description in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” presented for the years ended December 31, 2008, 2007 and 2006, and consists of the following:
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

Our results of operations are measured in terms of revenues, gross profit, and gross profit as a percentage of revenues (“margins”) are principally driven by three factors: (1) our level of offshore construction and subsea activity (“activity”), (2) pricing, which can be affected by contract mix (“pricing”), and (3) operating efficiency on any particular construction project (“productivity”).
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
Claims and change orders are a significant aspect of any construction business and are particularly significant in the offshore construction industry. A claim is an amount in excess of the contract price which a construction contractor seeks to collect from customers or others due to delays, errors in specifications or design, unapproved change orders, or other causes of unanticipated costs caused by the customer or others. A change order is a request to alter the scope of work of a previously agreed upon construction contract. Change orders may include changes in specifications or design, method or manner of performance, facilities, equipment, site, or the period for completion of the work. Change orders are common in our business due to the nature of offshore construction contracts and sometimes add to the degree of project execution difficulty. A change order usually increases the scope of work but may also decrease the scope and, consequently, the amount of contract revenue and costs which are recognized. Either the customer or the Company may initiate a change order. At the time of initiation, a change order may be approved or unapproved by either party, priced or unpriced, or defined or undefined regarding detailed scope. Even when the scope of work is defined, the associated increase or decrease in contract revenue may be governed by contract terms or may be negotiated later, sometimes after the work is performed.
Subsea Services
Most of our subsea revenues are the result of short-term work, involve numerous smaller contracts, and are usually based on a day-rate charge. Financial risks associated with these types of contracts are normally limited due to their short-term and non-lump sum nature. However, some subsea contracts, especially those that utilize DSVs, may involve longer-term commitments that extend from the exploration, design and installation phases of a field throughout its useful life by providing IRM services. The financial risks associated with these commitments are low in comparison with our offshore construction activities due to the day-rate structure of the contracts. Revenues and margins from our subsea activities tend to be more consistent than those from our offshore construction activities.
Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

	2008		2007
		% of		% of	% Change
	Thousands	Revenue	Thousands	Revenue	(Unfavorable)
Revenues	$1,070,988	100.0%	$992,513	100.0%	7.9%
Cost of operations	1,084,581	101.3	719,768	72.5	(50.7)

Gross profit (loss)	(13,593)	1.3	272,745	27.5	(105.0)
Loss on asset impairments	2,551	—	141	—	n/m
Net gain on asset disposal	(1,695)	—	(4,220)	0.4	(59.8)
Selling, general and administrative expenses	95,364	8.9	81,275	8.2	(17.3)

Operating income (loss)	(109,813)	10.2	195,549	19.7	(156.2)

Interest income	14,477	1.4	27,966	2.8	(48.2)
Interest expense	(13,624)	1.3	(13,439)	1.4	(1.4)
Other income (expense), net	(641)	—	3,826	0.4	(116.8)

Income (loss) before income taxes	(109,601)	10.3	213,902	21.5	(151.2)
Income taxes	7,760	0.7	53,942	5.4	85.6

Net income (loss)	$(117,361)	11.0%	$159,960	16.1%	(173.4)%

Revenues — Revenues increased by $78.5 million, or 7.9%, between 2008 and 2007 to $1.1 billion for 2008 primarily due to higher activity in the Middle East, Asia Pacific/India, and Latin America. Increased construction activity in the Middle East from the Berri and Qatif project and kickoff of the Camarupim project in Latin America were somewhat offset by lower demand for our services in North America and lower activity in West Africa. For a detailed discussion of revenues and income (loss) before taxes for each geographical area, please see “Segment Information” below.
Depreciation and Amortization in Cost of Operations. The amount of depreciation and amortization expense, including the amortization of dry-docking costs, included in our cost of operations for 2008 was $51.9 million, compared to $46.9 million included in 2007. This increase in depreciation and amortization expense was primarily caused by increased dry-dock amortization related to two major construction vessels and an increase in the amount of depreciation expense related to our major construction vessels with the addition of the Global Orion to the vessel fleet. Depreciation associated with our office expansion in the Middle East and Latin America also contributed to the increase in depreciation. Amortization of stock compensation decreased between the periods by $1.4 million. We expect amortization of our dry-dock costs to be material to our operations in 2009.
Gross Profit — Gross profit decreased by $286.3 million, or 105%, between 2008 and 2007 to a $13.6 million gross loss for 2008 compared to $272.7 million gross profit for 2007. The decrease primarily reflects the adverse effects of the losses incurred on the Berri and Qatif project in Saudi Arabia and the Camarupim project in Brazil. Cost overruns on the Berri and Qatif project and productivity and equipment delays on both projects resulted in substantial project deterioration during 2008. Results for 2008 include an estimate for losses through the projects’ anticipated completion dates in 2009.
Loss on Asset Impairments. Loss on asset impairments increased $2.5 million in 2008, compared to 2007. During 2008, primarily due to high repair costs in excess of future benefit of certain vessels, we decided not to repair them and recorded an aggregate impairment loss of $2.6 million on the retirement of two DSVs. In 2007, we recorded an impairment loss of $0.1 million.

Gain on Asset Disposal. Net gains on the disposal of assets decreased $2.5 million from 2007 to 2008. Net gains on asset disposals totaled $1.7 million for 2008 primarily from the sale of a DSV. Net gains on asset disposals totaled $4.2 million during 2007, which primarily arose from sale of three DSVs, that were partially offset by losses on the disposal of ancillary dive support systems.
Selling, General and Administrative Expenses — Selling, general and administrative expenses increased by $14.1 million, or 17.3%, to $95.4 million for 2008, compared to $81.3 million during 2007. Increased labor costs in all areas except Asia Pacific/India were responsible for the majority of this increase, as well as increased professional fees, rent expense, and computer expense, all related to the Company’s continued business expansion. Partially offsetting these increases was a reduction in amortization of stock compensation resulting from the recapture of stock expense related to performance shares and the net favorable impact related to the recapture of previously recognized stock expense resulting from the accelerated vesting of certain shares upon the resignation of the Company’s CEO in October, 2008.
Interest Income — Interest income decreased by $13.5 million to $14.5 million during 2008, compared to $28.0 million for 2007. Lower interest rates and decreased cash balances in 2008 contributed to lower return on cash balances and short-term investments compared to 2007.
Interest Expense — Interest expense increased slightly to $13.6 million for 2008 compared to $13.4 million for 2007. Increased interest resulting from the issuance of $325.0 million of convertible debentures in July 2007 was partially offset by a reversal of $2.5 million previously accrued interest expense related to the 2008 settlement of a previous uncertain tax position.
Other income (expense), net — Other income (expense), net decreased by $4.5 million from 2007 primarily resulting from losses on foreign currency exchange rate differences incurred in 2008 and the nonrecurrence of a $1.4 million recognized gain in 2007 related to the settlement of a claim for interrupted operations as a result of a 2006 oil spill in the Gulf of Mexico by a refinery adjacent to our property in Louisiana.
Income Taxes — The Company’s effective tax rate was (7.1)% and 25.2%, respectively, for the twelve months ended December, 2008 and 2007. The tax rate in 2008 was adversely impacted by losses that could not be tax benefited and also taxes paid in tax jurisdictions with a deemed profit tax regime where tax is calculated as a percentage of revenue rather than being based upon net income. This resulted in an income tax expense being recognized despite the loss reported before taxes for the twelve months ended December 31, 2008.
Segment Information - The following sections discuss the results of operations for each of our reportable segments during the twelve month periods ended December 31, 2008 and 2007.
Utilization of Major Construction Vessels
Worldwide utilization for our major construction vessels was 49%, 45%, and 61% for the fiscal years ended December 31, 2008, 2007, and 2006, respectively. Utilization of our major construction vessels is calculated by dividing the total number of days major construction vessels are assigned to project-related work by the total number of calendar days for the period. Dive support vessels, cargo/launch barges, ancillary supply vessels and short-term chartered project-specific construction vessels are excluded from the utilization calculation. The Company frequently uses chartered anchor handling tugs, dive support vessels and, from time to time, construction vessels in the Company’s operations. Also, most of the Company’s international contracts (which are generally larger, more complex and of longer duration) are generally bid on a lump-sum or unit-rate (vs. day-rate) basis wherein the Company assumes the risk of performance and changes in utilization rarely impact revenues but can have an inverse relationship to changes in profitability. For these reasons, the Company considers utilization rates to have a relatively low direct correlation to changes in revenue and gross profit.
North America Offshore Construction Division

Revenues were $81.1 million in 2008 compared to $106.5 million in 2007. A decrease of $25.4 million, or 24%, between 2008 and 2007 was primarily due to: (1) lower activity related to market conditions driven by decreased demand for services; (2) $11.2 million related to the extended dry docking of the Cherokee; and (3) non-compensated vessel standby costs during Hurricanes Gustav and Ike. Loss before taxes was $17.7 million for 2008 compared to income before taxes of $12.6 million for 2007. This decrease of $30.3 million was primarily attributable to lower revenues and lower margins on projects attributable to the continuing softening of market conditions in the Gulf of Mexico, lower profitability on derrick work impacted by operational issues, and non-recovered vessel costs resulting from lower vessel utilization for 2008.
North America Subsea
Revenues were comparable between 2008 and 2007. Revenues generated in 2008 were $146.1 million compared to $150.4 million for 2007. However, project profitability declined between the two years with increased competition affecting pricing, coupled with higher operating costs incurred in 2008. Income before taxes was $7.4 million for 2008 compared to $59.8 million for 2007. This decrease of $52.4 million, or 88%, was attributable to lower margins resulting from increased competition affecting pricing as well as productivity issues affecting some of our projects. Idle and startup costs associated with the addition of the Global Orion and Olympic Challenger to the vessel fleet also negatively impacted the margins during 2008. In 2007, higher project margins were generated from the REM Commander which was subsequently transferred to the Latin American region in April 2008. In addition, we recorded a $1.0 million impairment on a DSV during 2008.
Latin America
Revenues were $267.0 million for 2008 compared to $227.0 million for 2007. An increase of $40.0 million, or 17.6%, in 2008 compared to 2007 was primarily due to additional revenue from expansion into Brazil, partially offset by lower activity in Mexico. Despite the increase in revenues, we reported a loss before taxes of $17.9 million during 2008 compared to income before taxes of $97.6 million in 2007. The decrease of $115.5 million was primarily due to the favorable finalization of project claims and change orders in 2007 and the recording of a loss position on the Camarupim project in Brazil in 2008. For 2008, the Camarupim project was estimated to complete at a significant loss due to lower than expected productivity and vessel standby delays from mechanical and weather downtime. Results for 2008 therefore include an estimate for losses on the Camarupim project through the project’s estimated completion in 2009. This compares to high profit margins obtained from the favorable resolutions of change orders and claims on projects in Mexico in 2007.
West Africa
Revenues were $152.9 million for 2008 compared to $184.7 million for 2007. This decrease of $31.8 million, or 17%, in 2008 compared to 2007 was primarily due to decreased activity in the region. In 2008, we performed two major construction projects in West Africa compared to three major construction projects in 2007. Loss before taxes was $42.0 million for 2008 compared to a loss before taxes of $15.0 million in 2007. In 2008, additional costs were incurred related to idle vessel costs from low utilization and project productivity issues related to a project in Nigeria. Also, we recorded a $1.6 million impairment on a DSV in 2008. Exchange losses of $3.7 million primarily related to naira cash balances also negatively impacted the loss before taxes; however, this loss was partially offset by a reversal of previously accrued interest expense related to a 2008 favorable settlement of an uncertain tax position. See also Note 9 of the Notes to Consolidated Financial Statements for a discussion of challenges related to conducting operations in Nigeria.
Middle East
Revenues were $237.5 million for 2008 compared to $186.3 million during 2007. This increase of $51.2 million, or 27%, for 2008 compared to 2007 was attributable to increased activity in the region.

During 2008, two major projects were in progress compared to a lower level of construction activity during much of 2007. However, loss before taxes of $81.6 million was reported during 2008 compared to income before taxes of $29.6 million for 2007 due primarily to the significant deterioration in the Berri and Qatif project in Saudi Arabia during 2008. The loss on the Berri and Qatif project is primarily due to exceptional losses in productivity and cost overruns. Results for 2008 therefore include an estimate for losses on the Berri and Qatif project through the estimated completion date in the 2009 third quarter.
Asia Pacific/India
Revenues were $223.5 million for 2008 compared to $181.2 million for 2007. This increase of $42.3 million, or 23%, for 2008 compared to 2007 was primarily attributable to higher activity during 2008. Income before taxes was $40.9 million for 2008 compared to $11.5 million for 2007. This increase in profitability of $29.4 million was primarily due to higher revenues, increased project margins, good project execution, and cost recoveries attributable to higher vessel utilization during 2008.
Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

	2007		2006
		% of		% of	% Change
	Thousands	Revenue	Thousands	Revenue	(Unfavorable)
Revenues	$992,513	100.0%	$1,234,849	100.0%	(19.6)%
Cost of operations	719,768	72.5	887,003	71.8	18.9

Gross profit (loss)	272,745	27.5	347,846	28.2	(21.6)
Loss on asset impairments	141	—	8,931	0.7	98.4
Reduction in litigation provision	—	—	(13,699)	1.1	(100.0)
Net gain on asset disposal	(4,220)	0.4	(6,395)	0.5	(34.0)
Selling, general and administrative expenses	81,275	8.2	71,109	5.8	(14.3)

Operating income	195,549	19.7	287,900	23.3	(32.1)

Interest income	27,966	2.8	8,169	.7	242.3
Interest expense	(13,439)	1.4	(10,787)	0.9	(24.6)
Other income (expense), net	3,826	0.4	705	—	n/m

Income before income taxes	213,902	21.5	285,987	23.2	(25.2)
Income taxes	53,942	5.4	86,242	7.0	37.5

Net income	$159,960	16.1%	$199,745	16.2%	(19.9)%

Revenues. Revenues decreased by 19.6% to $992.5 million between 2007 and 2006, primarily due to a decline in construction activity from the high levels experienced in Latin America and Gulf of Mexico during 2006. Two significant construction projects that were fully active in Latin America in 2006 were completed during the first half of 2007. Furthermore, the exceptionally high level of demand for hurricane related repair work in the Gulf of Mexico moderated during 2007. Worldwide utilization of our major construction vessels decreased to 45% in 2007, compared to 61% in 2006. The effects of lower construction activity in Latin America and the Gulf of Mexico experienced in 2007 were reduced by the positive impact of increased construction activity in the Middle East. For a detailed discussion of revenues and income before taxes for each geographical area, please see “Segment Information” below.
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
Loss on Asset Impairments. Loss on asset impairments decreased $8.8 million in 2007, compared to 2006. Several vessels were impaired and permanently retired in 2006. During 2006, primarily due to escalating repair and maintenance costs, and lack of available work for certain equipment, we recorded an aggregate impairment loss of $8.9 million, which resulted from the retirement of two DLBs, six DSVs, and other ancillary construction equipment. In 2007, we recorded an impairment loss of $0.1 million.
Reduction in Litigation Provision. In 2006, a $13.7 million reduction in a loss provision was recorded related to a settlement between us and Vinci, (formerly named Groupe GTM) for litigation involving termination of a share purchase agreement to purchase shares of ETPM S.A. There was no such reduction during 2007.
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
Interest Income. Interest income increased by $19.8 million to $28.0 million in 2007, compared to 2006, primarily due to higher balances of cash, cash equivalents and marketable securities.
Other income (expense), net. Other income increased by $3.1 million to $3.8 million in 2007, compared to 2006, primarily as a result of a gain of approximately $1.4 million resulting from the settlement of a claim for interrupted operations resulting from a 2006 oil spill in the Gulf of Mexico by a refinery adjacent to our property in Louisiana. Gains from derivative instruments in 2007 were $1.2 million higher than 2006 gains.
Income Taxes. Our effective tax rate for 2007 was 25% compared to 30% for 2006. This decline was primarily due to the mix of earnings from high to low taxable jurisdictions.
Segment Information - The following sections discuss the results of operations for each of our reportable segments during the twelve month periods ended December 31, 2007 and 2006. We determined it was preferable to reclassify 2006 segment information associated with the presentation of inter-segment revenues between the North America OCD and North America Subsea to correspond with the 2007 presentation. The reclassifications had no impact on the consolidated statements of shareholders’ equity, operations, or cash flows.

North America Offshore Construction Division
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
North America Subsea
Revenues remained relatively the same between 2007 and 2006. Revenues generated in 2007 were $150.4 million, compared to $152.2 million in 2006. A majority of the revenues generated during 2007 was comprised of salvage work. Project profitability improved between comparable years, partly due to good project execution and high utilization of the REM Commander and Pioneer for services that included plug and abandonment, pipeline repair and ROV support. The projects performed in 2006 were primarily for inspection, repair and maintenance services. Income before taxes was relatively the same between comparable years or $59.8 million in 2007 compared to $59.4 million in 2006. In addition we recorded a $2.6 million gain on the sale of three crew vessels and two DSVs in 2006, and a $2.0 million impairment loss on one DSV in 2006.
Latin America
Revenues decreased 55% to $227.0 million in 2007, compared to 2006, primarily due to a lower level of activity in 2007. Construction activity diminished during 2007, compared to 2006, during the completion stage of three large multi-year projects that were fully active in 2006. Although revenues declined, gross profit margins increased from 32% in 2006 to 51% in 2007. Higher gross profit margins were achieved in 2007 primarily as a result of favorable resolutions of change orders that were recognized towards the completion of these large multi-year projects. Income before taxes declined 26% from $132.0 million in 2006 to $97.6 million in 2007. In 2007, the improved gross profit margins plus a lower allocation of corporate selling, general and administrative expenses (based on lower activity) reduced a substantial portion of the negative impact from lower revenues. In addition, a $1.4 million loss was recorded in 2006 for the impairment of three DSVs.
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
Middle East
Revenues increased by $183.6 million to $186.3 million in 2007, compared to 2006, primarily due to a high level of construction activity in the region due to an increase in demand. We experienced high vessel utilization on three large construction projects of which two are multi-year projects. Two major construction vessels and a DSV, the Rem Fortress, were transferred from other regions of the world to the Middle East to support demand in the area. In 2006, activity consisted primarily of subsea services and a low level of construction activity. Gross profit margins improved from 2006 to 2007 reflecting an increase in vessel utilization and productivity. Net income before taxes improved by $33.7 million to $29.6 million in 2007, compared to a net loss of $4.1 million in 2006, reflecting higher revenues and productivity. Results in 2007 were positively impacted by a $2.3 million gain on the sale of a DSV. Results in 2006 were negatively impacted by a $4.1 million impairment loss on one DLB and two DSVs, partly offset by a $2.7 million gain on the sale of two DSVs.
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
Industry and Business Outlook
Recent declines in energy prices and a significant downturn in the worldwide economy is impacting the offshore construction industry and the Company is beginning to see reluctance on the part of its customers to move forward with previously planned projects. In those areas of the world where bidding activity remains high, the Company is experiencing pricing pressures from its potential customers. While some opportunities remain, neither the duration or severity of the worldwide recession nor the impact that it will have on our operations can be predicted with certainty. We do expect weakening demand for our services throughout 2009.
During 2009, our focus will be on successful execution of our projects, building additional backlog, cost cutting initiatives, and cash conservation. Many of these measures are in the process of being implemented.
As of December 31, 2008, our backlog totaled approximately $519.6 million ($489.9 million for international regions and $29.7 million for the Gulf of Mexico). This backlog is scheduled to be performed in 2009. Of the total backlog at December 31, 2008, $112.5 million is related to the Camarupim project in Latin America and the Berri and Qatif in the Middle East on which we have recorded anticipated contract losses in 2008. Therefore, we do not expect this portion of our backlog to produce any margins. The amount of our backlog in North America is not a reliable indicator of the level of demand for our services due to the prevalence of short-term contractual arrangements in this region.

Liquidity and Capital Resources
Overview
Cash on hand and proceeds from the sale of marketable securities provided the major sources of funds in 2008. Our cash on hand and the sales proceeds of marketable securities sufficiently funded additions to restricted cash, stock repurchases and the continued growth of the business, including capital expenditures for expanding and modernizing our fleet of vessels.
The primary uses of cash during 2008 have been for funding operating activities, repurchases of common stock and capital spending. Additions to restricted cash also decreased our cash available for operating and investing activities. We had firm capital commitments on projects, which were in progress at December 31, 2008, of approximately $351.0 million with expenditures extending into 2011, of which $198.9 million is expected to be incurred during 2009, primarily for the construction of two new generation derrick/pipelay vessels (the Global 1200 and Global 1201). Total 2009 capital expenditures on committed and discretionary projects are expected to be approximately $200 — $220 million. The actual capital expenditures for 2009 may differ from our expectations due to changes in existing capital project schedules and/or projected capital projects.
Cash Flows
Operating Activities — Our cash and cash equivalents decreased by $435.8 million to $287.7 million at December 31, 2008, compared to December 31, 2007. Net cash used by our operating activities was $119.2 million for the year ended December 31, 2008, compared to net cash generated by our operating activities of $267.7 million during 2007. The use of funds in 2008 was primarily attributable to the net loss from continuing operations, a net use of $17.2 million of cash to fund working capital and an increase in dry docking activities to $47.2 million. The effects of the positive cash flow of $267.7 million from operating activities in 2007 was primarily attributable to net income and a reduction in major working capital components partly offset by increased dry docking activities.
Investing Activities — Investing activities used $297.3 million of cash in 2008, compared to $156.0 million in 2007. The net cash used in 2008 was primarily due to purchases of property and equipment, totaling $267.9 million, resulting primarily from the expansion and upgrade to the fleet. During 2008, the Company incurred expenditures for the construction of two new generation derrick/pipelay vessels (the Global 1200 and Global 1201) and purchased a deepwater subsea construction vessel, the Global Orion. In addition, $93.4 million of cash was transferred to restricted cash as a result of the November 7, 2008 amendment to the Revolving Credit Facility (please refer to Note 8 of the Notes to Consolidated Financial Statements for additional information on this amendment). These uses of cash were partially offset by net sales of marketable securities totaling $57.6 million. The increase in cash used by investing activities in 2007 was primarily attributable to investing $99.9 million in marketable securities and purchases of property and equipment totaling $61.8 million.
Financing Activities — Financing activities used $19.3 million of net cash in 2008 compared to providing $259.6 million in 2007. The net cash used in 2008 is primarily due to the repurchase of the Company’s common stock under a repurchase program announced in August 2008. Approximately 3.1 million shares of company stock were repurchased in 2008 at a cost of approximately $25.6 million, leaving approximately $74.4 million remaining under the program. As a result of the November 7, 2008 amendment to the Revolving Credit Facility, the Company is prohibited from making additional share repurchases. The cash provided in 2007 primarily reflected the gross proceeds of $325.0 million received from the issuance of 2.75% Senior Convertible Debentures issued in July 2007. Approximately $75.0 million of these proceeds were simultaneously used to purchase 2.8 million shares of our common stock.
Long-Term Debt
Our long-term debt outstanding includes $325.0 million of 2.75% Senior Convertible Debentures which carry an interest rate of 2.75% per annum with semi-annual interest payments. These debentures are convertible into cash, and if applicable, into shares of the Company’s common stock. The Company may redeem all or a part of the debentures any time on or after August 1, 2014, for cash at a price equal to 100% of the principal amount of the debentures being redeemed plus accrued and unpaid interest. The holders of the debentures may require the Company to repurchase all or a part of their debentures for cash on August 1, 2017 and August 1, 2022 at a price equal to 100% of the principal amount of the debentures being redeemed plus accrued or unpaid interest, or upon the occurrence of certain types of fundamental changes. Our 2.75% Senior Convertible Debentures contain a default provision which permits the trustee or holders of the convertible debentures to accelerate such indebtedness in the event of our failure to pay principal when due or a default that results in the acceleration of any indebtedness of the Company in excess of $50 million.
We also maintain $65.3 million of Title XI bonds outstanding which carry an interest rate of 7.71% per annum with semi-annual principal payments of approximately $2.0 million payable each February and August until maturity in 2025. Our Title XI bonds contain a cross default provision which provides that a default of our Revolving Credit Facility is a default under our Title XI bonds which may result in our bonds becoming due and payable under certain circumstances.
Our Revolving Credit Facility provides a borrowing capacity of up to $150.0 million . As of December 31, 2008, the Company had no borrowings against the facility and $88.9 million of letters of credit outstanding thereunder. As a result of operating performance, the Company did not meet the minimum fixed charge coverage ratio under the facility at September 30, 2008. On November 7, 2008, we amended our Revolving Credit Facility to temporarily require our Company to cash-collateralize letters of credit and bank guarantees. While the interim cash collateralization is in effect, no borrowings, letters of credit, or bank guarantees unsecured by cash are available to the Company under the Revolving Credit Facility. For additional discussion see below under Liquidity Risk and Note 8 of the Notes to the Consolidated Financial Statements.
Our Revolving Credit Facility has a customary cross default provision triggered by a default of any other indebtedness of the Company, the aggregate principal amount of which is in excess of $5 million.
The Company expects to be in compliance with the covenants under the existing debt agreements in 2009 based on our current financial projections.
Other Indebtedness and Obligations
We also have a $16.0 million short-term credit facility at one of our foreign locations, which is secured by a letter of credit issued under our primary credit facility. At December 31, 2008, we had $0.5 million in cash overdrafts reflected in accounts payable, $9.9 million of letters of credit outstanding, and $5.6 million of credit availability under this particular credit facility.
Charters — We have a long-term charter for the Titan 2, a 456-foot self-propelled twin-hulled derrick ship. The vessel charter payments are approximately $6.3 million annually. The charter term is 177 months expiring in May 2018. This charter can be canceled by us at anytime, subject to a termination penalty of the transfer to the vessel owner of title to our dynamic positioning (“DP”) system used on the vessel. The DP system was at December 31,  2008 purchased and installed on the Titan 2, at our cost, during the first quarter of 2002 for a total cost of $8.9 million, with a book value at December 31, 2008 of $3.0 million.
We have three long-term charters for MSVs, two of which were delivered in 2006 and one which was delivered in 2008. The first MSV charter, the Rem Commander, includes a fixed-term five year lease with five annual options, and requires monthly payments denominated in Norwegian kroners at an annual rate of approximately 63.1 million kroners (or $8.9 million as of December 31, 2008). The second MSV charter, the Rem Fortress, includes a fixed-term three year lease with four annual options, and requires monthly payments denominated in Norwegian kroners at an annual rate of approximately 78.4 million kroners (or $11.1 million as of December 31, 2008). As of December 31, 2008, we had entered into forward foreign currency contracts that have enabled us to fulfill our remaining non-cancellable Norwegian kroner obligations under these charters at an average rate of 6.29 kroners per U.S. dollar. The third MSV charter, the Olympic Challenger, includes a five year, fixed term lease with one two-year option and three one-year options at an annual rate of approximately $16.8 million.

Future Lease Obligations — The following table sets forth, as of December 31, 2008, our minimum rental commitments under operating leases with an initial non-cancellable term of one year or more (in thousands).

2009	$43,014
2010	30,765
2011	25,140
2012	19,383
2013	11,720
Thereafter	14

Total	$130,036

Summary of Contractual Obligations as of December 31, 2008

	Payments due by period
		Less			More
		than 1	1-3	3-5	than 5
Contractual Obligations	Total	year	years	years	years
	(in thousands)

Long-Term Debt Principal Only	$390,340	$3,960	$7,920	$7,920	$370,540
Long-Term Debt Interest Only(1)	89,287	13,899	26,882	25,661	22,845
Operating Lease Obligations — Cancelable	66,192	5,668	12,908	9,364	38,698
Operating Lease Obligations — Non-Cancelable	130,036	43,014	55,905	31,103	14
Purchase Obligations(2)	311,108	164,293	146,815	—	—

Total	$986,963	$230,834	$250,430	$74,048	$432,097

(1)	Includes interest expense on our Senior Convertible Debentures, assuming conversion on the earliest call date of August 1, 2014.

(2)	Primarily represents purchase orders outstanding for the construction of the vessels designated Global 1200 and 1201 which do not include capitalized interest.
The contractual obligations reported above exclude our liability of $10.0 million recognized under FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” related to our provision for uncertain tax positions. We have excluded such amounts as we are unable to make a reasonably reliable estimate of the period of cash settlement with the respective taxing authorities.
Off Balance Sheet Arrangements
In the normal course of business with customers, vendors, and others, we have entered into off-balance sheet arrangements. We provide guarantees and performance, bid, and payment bonds pursuant to agreements, or in connection with bidding, to obtain such agreements to perform construction services. The aggregate amount of these guarantees and bonds at December 31, 2008 was $65.2 million in surety bonds and $93.4 million in bank guarantees and/or letters of credit. The surety bonds are due to expire between January 2009 and October 2009 and the bank guarantees/letters of credit are due to expire between January 2009 and January 2010.
Liquidity Risk
As a result of our operating performance, the Company did not meet the existing minimum fixed charge coverage ratio covenant in the Third Amended and Restated Credit Agreement (the “Revolving Credit Facility”) as of September 30, 2008. On November 7, 2008, the financial institutions participating in the Revolving Credit Facility waived compliance with the covenant condition. In consideration of this waiver, the Company and the participating financial institutions have amended the Revolving Credit Facility to:

•	temporarily cash-collateralize letters of credit and bank guarantees;

•	temporarily waive compliance with certain financial covenants;

•	temporarily prohibit share repurchases; and

•	temporarily maintain unencumbered liquidity of $100 million.
On February 25, 2009, the Revolving Credit Facility was further amended to remove the requirement to maintain unencumbered liquidity of $100 million. The effective date of this amendment is December 31, 2008.
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
While the interim cash-collateralization requirement is in effect, no borrowings, letters of credit or bank guarantees unsecured by cash are available to the Company under the Revolving Credit Facility. All cash collateral is classified in the Consolidated Balance Sheet as Restricted Cash. As of December 31, 2008, the Company had no borrowing against the facility and $88.9 million in letters of credit outstanding thereunder. The Company also has a $16.0 million short-term credit facility at one of its foreign locations. At December 31, 2008, the available borrowing under this facility was $5.6 million.
As of December 31, 2008, approximately $42.4 million of our marketable securities were held in auction rate securities. These securities are intended to provide liquidity through an auction process that resets the applicable interest rate at predetermined intervals, allowing investors to either roll over their holdings or sell them at par value. As a result of liquidity issues in the global credit markets, our outstanding auction rate securities, as of December 31, 2008, have failed to settle at auction. Consequently, these investments are not currently liquid and the Company will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside the auction process. On November 13, 2008, we agreed to accept auction rate security rights (“the Settlement”) from UBS related to $30.0 million in par value of auction rate securities issued by state education agencies. The Settlement permits us to sell or put our auction rate securities back to UBS at par value at any time during the period from June 30, 2010 through July 2, 2012. We expect to put these auction rate securities back to UBS on June 30, 2010, the earliest date allowable under the Settlement if not sold prior to that date.
Liquidity Outlook
During the next twelve months, the Company expects that balances of cash, cash equivalents, and marketable securities, supplemented by cash generated from operations will be sufficient to fund operations (including increases in working capital required to fund any increases in activity levels), scheduled debt retirement, and currently planned capital expenditures. Based on expected operating cash flows and other sources of cash, the Company does not believe the reduction in liquidity from the amendment to the Revolving Credit Facility or the illiquidity of its investments in auction rate securities will have a material impact on the Company’s overall ability to meet liquidity needs during the next twelve months. However, given the current state of credit markets and the limitations imposed by recent amendments to the Company’s Revolving Credit Facility, if such operating cash flows or other sources of cash are less than currently expected or delayed or if unexpected needs for cash arise the Company may not have sufficient liquidity to meet all of its needs and may be forced to postpone capital expenditures or take other actions. The Company’s liquidity position could affect its ability to bid on and accept projects, particularly where the project requires a letter of credit since the Company’s current ability to obtain letters of credit is limited by its available cash. This could have a material adverse effect on the Company’s future results.
The Company’s Board of Directors approved a stock repurchase program on August 4, 2008, which authorizes $100.0 million for the repurchase of outstanding shares of the Company’s common stock over the twelve month period ending August 4, 2009. Approximately 3.1 million shares of Company stock were purchased in 2008 at a cost of approximately $25.6 million, leaving approximately $74.4 million remaining under the program. As a result of the November 7, 2008 amendment to the Revolving Credit Facility, the Company is currently prohibited from additional share repurchases. Capital expenditures for 2009 are expected to be between $200.0 million and $220.0 million. This range includes expenditures for the Global 1200, Global 1201, and various vessel upgrades. In addition, the Company will continue to evaluate the divesture of assets that are no longer critical to operations to reduce operating costs and preserve a solid financial position.
The long-term liquidity of the Company will ultimately be determined by our ability to earn operating profits which are sufficient to cover our fixed costs, including scheduled principal and interest payments on debt, and to provide a reasonable return on shareholders’ investment. The Company’s ability to earn operating profits in the long run will be determined by, among other things, the sustained viability of the oil and gas energy industry, commodity price expectations for crude oil and natural gas, the competitive environment of the markets in which the Company operates, and ability to win bids and manage awarded projects to successful completion.
Recent Accounting Pronouncements
SFAS 141. In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141(R) will not have a material impact on our consolidated results of operations and financial condition.
SFAS 157. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and enhances disclosures about instruments carried at fair value, but does not change existing guidance as to whether or not an instrument is carried at fair value. In February 2008, the FASB issued FASB Staff Positions (“FSP”) SFAS 157-2, “Effective Date for FASB Statement 157.” This FSP permits the delayed application of SFAS 157 for all non-recurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FSP FAS 157-3,“Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). This FSP clarifies the application of SFAS 157 when the market for a financial asset is not active. FSP FAS 157-3 was effective upon issuance and used to evaluate the fair value of auction rate securities as of September 30, 2008. The Company adopted SFAS 157, as amended, on a prospective basis beginning January 1, 2008, for its financial assets and liabilities and will adopt this statement for its non-financial assets and liabilities, which consists of goodwill and assets held for sale, on January 1, 2009. We do not believe the adoption of SFAS No. 157 for our nonfinancial assets and liabilities will have a material impact on our consolidated results of operations and financial condition. See further discussion about the implementation of SFAS 157 in Note 3 of the Notes to the Consolidated Financial Statements.
SFAS 159. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits all entities to choose to measure many eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement was effective for us at the beginning of our fiscal year 2008. In the fourth quarter of 2008, we elected to use fair value to measure the Settlement from UBS . For more information, see Note 2 of the Notes to the Consolidated Financial Statements..
SFAS 160. In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” (“SFAS 160”). SFAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS 160 is for fiscal periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 160 to years preceding the effective date are not permitted. The adoption of SFAS 160 will not have a material effect on our consolidated financial statements.
SFAS 161. In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires specific disclosures regarding the location and amounts of derivative instruments in the Company’s financial statements, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued, and for fiscal years and interim periods, beginning after November 15, 2008. We will adopt the new disclosure requirements of SFAS 161 in the first quarter 2009.
FSP FAS 142-3. In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for the entity-specific factors in SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP FAS 142-3 will be effective for the Company beginning January 1, 2009. The adoption of FSP FAS 142-3 will not have a material impact on the Company’s consolidated financial statements.
FSP APB 14-1. In May 2008, the FASB issued FSP APB No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, (“FSP APB 14-1”) which will change the accounting for our 2.75% Senior Convertible Debentures due 2027. The FSP will require cash settled convertible debt to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component will be the estimated fair value of similar bonds without the conversion feature. The difference between the bond cash proceeds and this estimated fair value will be recorded as a debt discount and amortized to interest expense over the life of the bond. Although FSP APB 14-1 will have no impact on the Company’s actual past or future cash flows, it will require the Company to record a material increase in non-cash interest expense as the debt discount is amortized. FSP APB 14-1 will become effective for the Company beginning January 1, 2009 and will be applied retrospectively to all periods presented. The Company calculates that the implementation of this FSP will increase previously reported 2008 and 2007 non-cash interest expense by $7.8 million and $3.1 million, respectively and 2009 non-cash interest expense by $8.4 million. This increase does not contemplate the impact of capitalized interest. In addition, the implementation of this FSP will increase additional paid-in capital by $68.2 million with a decrease in long-term debt of $104.9 million and increase to deferred taxes of $36.7 million at July 27, 2007, the date of issuance of the convertible debentures.
FSP EITF 03-6-1. In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, (“FSP EITF 03-6-1”). This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share". This FSP shall be applied retrospectively for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact, if any, of FSP EITF 03-6-1.

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
In addition, we include claims and unapproved change orders, to the extent of costs incurred, in contract revenues when (1) the contract or other evidence provides a legal basis for the claim, (2) additional costs are not the result of deficiencies in our performance, (3) costs are identifiable, and (4) evidence supporting the claim is objective and verifiable. We actively negotiate our claims and change orders with our customers and the outcome of the negotiations has an impact on profitability of the project. We continually monitor and assess the collectability of our contract revenues and receivables, and make the appropriate allowances when necessary.
Receivables
Our receivables include billed and unbilled receivables, and often include claims and changes orders. We recognize claims and unapproved change orders to the extent of costs incurred, and when we believe collection is probably and reasonably estimated. We continually monitor and evaluate our receivables for collectability. When we become aware of an uncollectible receivable, a specific reserve for bad debt expense is estimated and recorded, which reduces the receivable balance. We believe our allowance for doubtful accounts is adequate to cover anticipated losses.
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

Impairment of Goodwill
During 2008, the Company sustained a significant decrease in market capitalization below the carrying value of its net book value. Combined with the recent decrease in oil and gas prices and consequently, demand for the Company’s services, a triggering event resulted under SFAS No. 142, Goodwill and Other Intangible Assets. Therefore, the Company tested the recoverability of its goodwill at December 31, 2008 and concluded that no impairment was warranted. Recoverability is determined by comparing the estimated fair value of the reporting unit to which the goodwill applies to the carrying value, including goodwill, of that reporting unit. Changes in assumptions required to estimate the present value of the excess earnings could materially impact the fair value estimate.
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
We operate in many countries under various legal forms. As a result, we are subject to the jurisdiction of numerous domestic and foreign tax authorities, as well as to tax agreements and treaties among these governments. Our operations in these different jurisdictions are taxed on various bases: actual income before taxes, deemed profits (which are generally determined using a percentage of revenues rather than profits) and withholding taxes based on revenue. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events, such as the amount, timing, and character of deductions, permissible revenue recognition methods under the tax law, and the sources and character of income and tax credits. Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restriction or our level of operations or profitability in each taxing jurisdiction could have an impact upon the amount of income taxes that we provide during any given year. A 1% change in our effective tax rate would impact our net loss by $1.1 million.
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
In certain situations, we provide for taxes where assessments have not been received. In those situations, we consider it more likely than not the taxes ultimately payable will not exceed those amounts reflected in filed tax returns. Accordingly, taxes are provided in those situations under the guidance in the Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). Future events, such as changes in the facts or tax law, judicial decisions regarding existing law or a favorable audit outcome, may later indicate the assertion of additional taxes is no longer more likely than not to occur. In such circumstances, it is possible that taxes previously provided would be released.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Due to the international nature of our business operations and the interest rate fluctuation, we are exposed to certain risks associated with changes in foreign currency exchange rates and interest rates.
Foreign Currency Risk
Most of our business operations are conducted in foreign countries that use different currencies. As such, we use natural hedging techniques to manage the foreign exchange risks associated with our foreign operations by contracting, to the extent possible, international construction jobs to be payable in U.S. dollars. We also, to the extent possible, maintain cash balances at foreign locations in U.S. dollar accounts. We believe that a significant change in currency rates in the regions in which we operate could have a significant effect on our results of operations.
From time to time, we also make significant contractual commitments which are denominated in foreign currencies. At December 31, 2008, we had significant contractual commitments which were denominated in Norwegian kroners, Singapore dollars, and Euros. We entered into forward foreign currency contracts, for non-trading purposes, to mitigate our currency risk with respect to our contractual obligations denominated in Norwegian kroners, as further described.
Our Norwegian kroner commitments at December 31, 2008, which result from two long-term vessel charters, will require the use of 223.1 million kroners (or $31.6 million as of December 31, 2008) over the next three years. As of December 31, 2008, we had hedged all of our non-cancellable Norwegian kroner commitments related to these vessel charters at an average rate of 6.29 kroners per dollar. Consequently, a gain or loss from this forward foreign currency contract would be offset by the gain or loss on the underlying commitment and, therefore would not have an impact on our future earnings or cash flows.
At December 31, 2008, we had approximately Nigerian naira 2.0 billion (US $14.3 million) in a demand deposit. We are currently in the process of converting these excess moneys back to US dollars, which requires us to follow a formal repatriation process as directed by the Central Bank of Nigeria. During 2008, we recognized $3.7 million of exchange losses related primarily to naira cash deposits. Based on the recent lack of liquidity and exchange rate volatility in this currency, we believe there is further downside risk to this currency.
The estimated cost to complete capital expenditure projects in progress at December 31, 2008 will require an aggregate commitment of 146.9 million Singapore dollars (or $101.8 million as of December 31, 2008). A 1% increase in the value of the Singapore dollar at December 31, 2008 will increase the dollar value of these commitments by approximately $1.0 million.
As of December 31, 2008, the Company was committed to purchase certain equipment which will require the use of Euros 22.7 million (or $32.0 million as of December 31, 2008) over the next three years. A 1% increase in the value of the euro will increase the dollar value of these commitments by approximately $0.3 million.
Interest Rate Risk
We are exposed to changes in interest rates with respect to our investments in cash equivalents and marketable securities. Our investments consist primarily of commercial paper, bank certificates of deposit, money market funds, treasury securities, and tax-exempt auction rate debt securities. These investments are subject to changes in short-term interest rates. We invest in high grade investments with a credit rating of AA-/Aa3 or better, with a main objective of preserving capital. A 1% increase or decrease in the average interest rate of our cash equivalents and marketable securities would have an approximate $4.2 million impact on our pre-tax annualized interest income.

We are also exposed to interest rate risk on any borrowings against our Revolving Credit Facility with variable interest rate provisions. At December 31, 2008, there were no outstanding borrowings under the Revolving Credit Facility.
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
We have audited the internal control over financial reporting of Global Industries, Ltd. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated February 27, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.
DELOITTE & TOUCHE LLP
Houston, Texas
February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
of Global Industries, Ltd.
We have audited the accompanying consolidated balance sheets of Global Industries, Ltd. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Global Industries, Ltd. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.
DELOITTE & TOUCHE LLP
Houston, Texas
February 27, 2009

GLOBAL INDUSTRIES, LTD.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2008	2007

ASSETS
Current Assets
Cash and cash equivalents	$287,669	$723,450
Restricted cash	94,516	1,121
Marketable securities	—	99,935
Accounts receivable — net of allowance of $12,070 for 2008 and $1,278 for 2007	180,018	167,469
Unbilled work on uncompleted contracts	86,011	106,716
Contract costs incurred not yet recognized	11,982	10,821
Deferred income taxes	7,223	3,827
Assets held for sale	2,181	1,002
Prepaid expenses and other	44,585	27,875

Total current assets	714,185	1,142,216

Property and Equipment, net	593,522	349,549

Other Assets
Marketable securities — long-term	42,375	—
Accounts receivable — long-term	22,246	9,315
Deferred charges, net	72,370	43,045
Goodwill	37,388	37,388
Other	3,508	8,285

Total other assets	177,887	98,033

Total	$1,485,594	$1,589,798

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long term debt	$3,960	$3,960
Accounts payable	207,239	169,034
Employee-related liabilities	26,113	28,366
Income taxes payable	38,649	39,683
Accrued interest payable	5,613	5,827
Advance billings on uncompleted contracts	4,609	36,691
Accrued anticipated contract losses	35,055	—
Other accrued liabilities	12,053	15,638

Total current liabilities	333,291	299,199

Long-Term Debt	386,380	390,340
Deferred Income Taxes	28,941	35,617
Other Liabilities	13,266	11,050

Commitments and Contingencies	—	—

Shareholders’ Equity
Common stock, $0.01 par value, 150,000 authorized, and 119,650 and 118,001 shares issued at December 31, 2008 and 2007, respectively	1,197	1,180
Additional paid-in capital	441,105	418,366
Retained earnings	397,845	515,206
Treasury stock at cost, 6,130 in 2008 and 2,904 in 2007	(105,038)	(77,257)
Accumulated other comprehensive loss	(11,393)	(3,903)

Total shareholders’ equity	723,716	853,592

Total	$1,485,594	$1,589,798

See notes to consolidated financial statements.

GLOBAL INDUSTRIES, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006

Revenues	$1,070,988	$992,513	$1,234,849
Cost of operations	1,084,581	719,768	887,003

Gross profit (loss)	(13,593)	272,745	347,846
Loss on asset impairments	2,551	141	8,931
Reduction in litigation provision	—	—	(13,699)
Net gain on asset disposal	(1,695)	(4,220)	(6,395)
Selling, general, and administrative expenses	95,364	81,275	71,109

Operating income (loss)	(109,813)	195,549	287,900
Interest income	14,477	27,966	8,169
Interest expense	(13,624)	(13,439)	(10,787)
Other income (expense), net	(641)	3,826	705

Income (loss) from operations before income taxes	(109,601)	213,902	285,987
Income taxes	7,760	53,942	86,242

Net income (loss)	$(117,361)	$159,960	$199,745

Earnings (loss) per common share:
Basic	$(1.03)	$1.38	$1.73

Diluted	$(1.03)	$1.36	$1.70

Weighted Average Shares Outstanding:
Basic	113,647	116,137	115,632

Diluted	113,647	117,819	117,307

See notes to consolidated financial statements.

GLOBAL INDUSTRIES, LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Treasury	Comprehensive	Retained
	Shares	Amount	Capital	Stock	Loss	Earnings	Total

Balance at Jan. 1, 2006	114,343,661	$1,144	$350,550	$—	$(8,978)	$154,089	$496,805
Net income	—	—	—	—	—	199,745	199,745
Amortization of unearned stock compensation	—	—	9,721	—	—	—	9,721
Restricted stock issues, net	760,277	7	5,446	—	—	—	5,453
Exercise of stock options	1,053,042	10	9,210	—	—	—	9,220
Tax effect of exercise of stock options	—	—	3,690	—	—	—	3,690
Common stock issued	95,431	1	680	—	—	—	681
Treasury stock purchased	—	—	—	(644)	—	—	(644)
Comprehensive income, net of tax:
Gain on derivatives	—	—	—	—	894	—	894

Balance at Dec. 31, 2006	116,252,411	$1,162	$379,297	$(644)	$(8,084)	$353,834	$725,565
Net income	—	—	—	—	—	159,960	159,960
Cumulative effect of adopting FIN 48	—	—	—	—	—	1,412	1,412
Amortization of unearned stock compensation	—	—	14,059	—	—	—	14,059
Restricted stock issues, net	203,816	2	2,564	—	—	—	2,566
Exercise of stock options	1,544,559	16	17,669	—	—	—	17,685
Tax effect of exercise of stock options	—	—	4,777	—	—	—	4,777
Common stock issued	—	—	—	—	—	—	—
Treasury stock purchased	—	—	—	(76,613)	—	—	(76,613)
Comprehensive income, net of tax:
Gain on derivatives	—	—	—	—	4,181	—	4,181

Balance at Dec. 31, 2007	118,000,786	$1,180	$418,366	$(77,257)	$(3,903)	$515,206	$853,592

Net income (loss)	—	—	—	—	—	(117,361)	(117,361)
Amortization of unearned stock compensation	—	—	8,375	—	—	—	8,375
Restricted stock issues, net	681,446	7	2,648	—	—	—	2,655
Exercise of stock options	967,628	10	8,595	—	—	—	8,605
Tax effect of exercise of stock options	—	—	3,121	—	—	—	3,121
Common stock issued	—	—	—	—	—	—	—
Treasury stock purchased	—	—	—	(27,781)	—	—	(27,781)
Comprehensive income, net of tax:
Loss on derivatives	—	—	—	—	(7,490)	—	(7,490)

Balance at Dec. 31, 2008	119,649,860	$1,197	$441,105	$(105,038)	$(11,393)	$397,845	$723,716

See notes to consolidated financial statements.

GLOBAL INDUSTRIES, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash Flows From Operating Activities
Net income (loss)	$(117,361)	$159,960	$199,745
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and non-stock-based amortization	53,324	45,214	51,190
Stock-based compensation expense	11,024	16,625	15,173
Provision for doubtful accounts	11,512	(3,537)	29,010
Gain on sale or disposal of property and equipment	(1,695)	(4,220)	(6,395)
Derivative (gain) loss	613	(249)	—
Loss on asset impairments	2,551	141	8,931
Reduction in litigation provision	—	—	(13,699)
Deferred income taxes	(10,533)	(17,133)	11,003
Tax penalties, fees, and adjustments	—	—	3,267
Excess tax benefits from stock-based compensation	(4,139)	(4,777)	(3,690)
Changes in operating assets and liabilities
Accounts receivable, unbilled work, and contract costs	(20,911)	31,440	(67,617)
Prepaid expenses and other	(19,929)	(9,693)	16,389
Accounts payable, employee-related liabilities, and other accrued liabilities	23,599	84,550	38,723
Deferred dry-docking costs incurred	(47,223)	(30,651)	(13,895)
Litigation settlement payment	—	—	(22,050)

Net cash provided by (used in) operating activities	(119,168)	267,670	246,085

Cash Flows From Investing Activities
Proceeds from the sale of assets	6,490	5,813	13,431
Additions to property and equipment	(267,929)	(61,792)	(42,450)
Purchase of marketable securities	(49,545)	(466,680)	—
Sale of marketable securities	107,105	366,745	—
Decrease in (additions to) restricted cash	(93,395)	(48)	404

Net cash (used in) investing activities	(297,274)	(155,962)	(28,615)

Cash Flows From Financing Activities
Proceeds from the sale of common stock, net	8,605	17,685	9,220
Additions to deferred charges	(342)	(7,325)	(736)
Repayment of long-term debt	(3,960)	(3,960)	(3,960)
Repurchase of common stock	(27,781)	(76,613)	(644)
Proceeds from long-term debt	—	325,000	—
Excess tax benefits from stock-based compensation	4,139	4,777	3,690

Net cash provided by (used in) financing activities	(19,339)	259,564	7,570

Cash and Cash Equivalents
Increase (decrease)	(435,781)	371,272	225,040
Beginning of period	723,450	352,178	127,138

End of period	$287,669	$723,450	$352,178

See notes to consolidated financial statements.

GLOBAL INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Summary of Significant Accounting Policies
Organization — Global Industries, Ltd. and subsidiaries (the “Company,” “we,” “us” or “our”) provide construction and subsea services to the offshore oil and gas industry in the North America, Latin America, West Africa, the Middle East (including the Mediterranean), and Asia Pacific/India regions. These services include pipeline construction, platform installation and removal, project management, construction support, diving services, diverless intervention, and marine support services. Most of our work is performed on a fixed-price basis, but we also perform services on a unit-rate basis, a cost-plus basis, a day-rate basis, or on a combination of such bases. Our traditional contracts are typically of short duration, being completed in one to five months. However, Engineering, Procurement, Installation and Commissioning contracts (EPIC), turnkey contracts, and certain international contracts can be for longer durations, sometimes in excess of one year.
Principles of Consolidation — The consolidated financial statements include the accounts of Global Industries, Ltd. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Cash and Cash Equivalents — Cash and cash equivalents include cash on hand, demand deposits, money market accounts, and securities with maturities of three months or less when purchased.
Restricted Cash — At December 31, 2008, $93.4 million of the restricted cash represents cash collateral for outstanding letters of credit and bank guarantees related to the November 2008 waiver and amendment of our Revolving Credit Facility. See further discussion of the waiver and amendment in Note 8. We expect the period of restriction on this cash will not exceed twelve months based upon our operating and cash flow projections. This restricted cash is therefore classified as a current asset on the accompanying Consolidated Balance Sheets. The remaining $1.1 million restricted cash was comprised of cash deposits related to foreign currency exchange arrangements. Restrictions with respect to these deposits will remain in effect until we terminate the associated foreign currency arrangement.
Marketable Securities — We have invested in auction rate securities which are debt and preferred stock instruments having longer-dated legal maturities (in most cases, many years), but with interest rates that are generally reset every 7-49 days under a Dutch auction system. Recent auctions for auction rate securities held by the Company have failed. An auction failure, which is not a default in the underlying debt instrument, occurs when there are more sellers than buyers at a scheduled interest rate auction date. This results in a lack of liquidity for these securities, even though debt service continued to occur. Based on a lack of current market liquidity, the Company classifies these securities as non-current carried at fair value. Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and re-evaluates such determination at each balance sheet date. Depending on the circumstance, our investments in marketable securities are classified as available-for-sale or trading. Investments classified as available-for-sale are carried at an estimated fair value with any unrealized gain or loss recorded in accumulated other comprehensive income. Investments classified as trading are carried at an estimated fair value with any unrealized gain or loss recorded in earnings. For additional information see Note 2.
Receivables — Our receivables are presented in the following balance sheet accounts: (1) accounts receivable, (2) accounts receivable — long term, (3) unbilled work on uncompleted contracts, and (4) contract costs incurred not yet recognized. The balance of accounts receivable primarily consists of amounts which have been billed to customers for offshore construction services. Most of the balance of accounts receivable is collectible pursuant to routine collection terms, which are generally less than sixty days from the date of the invoice; however, some amounts which are included in accounts receivable are not immediately collectible due to retainage provisions in the applicable offshore construction contract. Amounts related to retainage which are expected to be collected within twelve months of the balance sheet date are carried in the balance of accounts receivable, and any amounts, including retainage, which have been billed but are not expected to be collected within twelve months are carried in the balance of accounts receivable — long term. The balance of unbilled work on uncompleted contracts includes (a) amounts which are receivable from customers for work that has not yet been billed pursuant to contractually specified milestone billing requirements and (b) revenue accruals. The balance of contract costs incurred not yet recognized represents those contract costs which have been incurred but excluded from our percentage-of-completion computation under the cost-to-cost method. Contract costs, especially incurred during the early stages of a contract, can be excluded from the percentage-of-completion computation if they do not provide a meaningful measure of contract performance or were not specifically produced for a particular project.
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
Assets Held for Sale — We follow the criteria of SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, for recording our long-lived assets held for sale. Long-lived assets held for sale are carried at the lower of the asset’s carrying value or net realizable value, and depreciation ceases. As of December 31, 2008, we had $2.2 million of assets held for sale. These assets consist of two dive support vessels (DSVs), the Sea Puma and Ocean Winsertor; a derrick lay barge (DLB), the Tonkawa; and a saturation diving system.
Property and Equipment, and Depreciation — Property and equipment are stated at cost less accumulated depreciation. Expenditures for property and equipment and items that substantially increase the useful lives of existing assets are capitalized at cost and depreciated. Routine expenditures for repairs and maintenance are expensed as incurred. Except for major construction vessels that are depreciated on the units-of-production (UOP) method over estimated vessel operating days, depreciation is provided utilizing the straight-line method over the estimated useful lives of the assets. The UOP method is based on vessel utilization days and more closely correlates depreciation expense to vessel revenue. In addition, the UOP method provides for a minimum depreciation floor in periods with nominal vessel use. Amortization of leasehold improvements is provided utilizing the straight-line method over the estimated useful lives of the assets or over the lives of the leases, whichever is shorter.
The periods used in determining straight-line depreciation and amortization follow:

Marine barges, vessels, and related equipment	5 — 25 years
Machinery and equipment	5 — 18 years
Transportation equipment	3 — 10 years
Furniture and fixtures	2 — 12 years
Buildings and leasehold improvements	3 — 40 years
Interest Capitalization — Interest costs for the construction of certain long-term assets are capitalized and amortized over the related assets’ estimated useful lives. Approximately $2.6 million and $0.3 million of interest was capitalized in 2008 and 2007, respectively. No interest was capitalized in 2006.
Deferred Charges — Deferred charges consist principally of scheduled dry-docking costs and debt issuance costs. Dry-docking costs are capitalized and amortized using the straight-line method through the date of the next scheduled dry-docking, which typically occurs between thirty and sixty months after the most recently completed scheduled dry-docking. Amortization expense related to deferred dry-docking costs was $16.4 million in 2008, $13.6 million in 2007, and $12.3 million in 2006.
Debt issuance cost incurred in connection with the issuance of long-term debt is capitalized and amortized to interest expense. The debt issuance cost incurred on our Senior Convertible Debentures is being amortized over the earliest call date allowable under the indenture, which is August 1, 2014. The outstanding balance of deferred debt issuance costs was $10.8 million, $12.3 million, and $6.2 million at December 31, 2008, 2007, and 2006, respectively.
Goodwill — Goodwill represents the excess of cost over the fair value of net assets acquired and is tested for impairment on an annual basis, on January 1 or when circumstances indicate that impairment may exist. The carrying amount of goodwill as of December 31, 2008 and 2007, was approximately $37.4 million, and is primarily attributable to our Latin America segment.
Impairment of Long-Lived Assets — We follow the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, for measuring and recording impairments of long-lived assets. Long-lived assets held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We assess the recoverability of long-lived assets by determining whether the carrying values can be recovered through projected cash flows and operating results over their remaining lives. Any impairment of the asset is recognized when it is determined that such future undiscounted cash flows will be less than the carrying value of the asset.
Contracts in Progress and Revenue Recognition — We recognize revenue in accordance with the American Institute of Certified Public Accountants Statement of Position No. 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts”. Revenues from construction contracts, which are generally recognized using the percentage-of-completion method, are measured by relating the actual cost of work performed to date to the current estimated total cost of the respective contract (the cost-to-cost option of the percentage of completion method). Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect vessel costs (including depreciation and amortization), labor, supplies, and repairs. Certain costs may be excluded from the cost-to-cost method of measuring progress, such as significant costs for materials and major third-party subcontractors, if it appears that such exclusion would result in a more meaningful measurement of actual contract progress and resulting periodic allocation of income. Provisions for estimated losses, if any, on uncompleted contracts are made in the period in which such losses are determined. Selling, general, and administrative costs are charged to expense as incurred. We also provide services on a day-rate basis to many of our customers. Revenues for day-rate services are recognized as the services are rendered if collectability is reasonably assured.
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
Derivative Financial Instruments — We use forward contracts to manage our exposure to foreign exchange rates. These contracts are accounted for by using the guidance of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity”, as amended. In accordance with SFAS No. 133, derivative instruments are recognized on the consolidated balance sheet at fair value, based on quoted market prices, and changes in the fair value of the derivative instruments are recorded each period in other comprehensive income or in earnings. Any portion of the change in fair value of the derivative instruments which become ineffective, with respect to the hedging relationship, is recognized in current earnings. See Note 7 for more information regarding the accounting for and classification of our outstanding derivative instruments.
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
Stock-Based Compensation — Effective January 1, 2006, we adopted SFAS No. 123R (Revised 2004), “Share-Based Payment” (SFAS 123R), using the modified prospective transition method. This method requires us to record compensation expense based on grant-date fair value for all stock-based awards granted after the date of adoption of SFAS 123R, and for all awards granted prior to, but not yet vested as of the date of adoption of SFAS 123R. Prior to the adoption of SFAS 123R, we accounted for stock-based awards using the intrinsic value method in accordance with APB No. 25, “Accounting for Stock Issued to Employees”, as allowed under SFAS No. 123.
Income Taxes — We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), on January 1, 2007. This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken, or expected to be taken, on a tax return. Upon adoption of this interpretation, we recognized a $1.4 million cumulative adjustment for such tax positions as an increase to the opening balance of retained earnings on January 1, 2007, as reflected in the accompanying financial position for the period ended December 31, 2007. Please refer to Note 15 for additional information regarding the adoption of FIN 48.
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
Basic and Diluted Earnings Per Share — Basic earnings per share (“EPS”) is computed by dividing net income (loss) during the period by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by dividing net income (loss) during the period by the weighted average number of shares that would have been outstanding assuming the issuance of dilutive potential common shares as if outstanding during the reporting period, net of shares assumed to be repurchased using the treasury stock method.
Recent Accounting Pronouncements
SFAS 141. In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141(R) will not have a material impact on our consolidated results of operations and financial condition.
SFAS 157. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value and enhances disclosures about instruments carried at fair value, but does not change existing guidance as to whether or not an instrument is carried at fair value. In February 2008, the FASB issued FASB Staff Positions (“FSP”) SFAS 157-2, “Effective Date for FASB Statement 157”. This FSP permits the delayed application of SFAS 157 for all non-recurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). This FSP clarifies the application of SFAS 157 when the market for a financial asset is not active. FSP FAS 157-3 was effective upon issuance and used to evaluate the fair value of auction rate securities as of September 30, 2008. The Company adopted SFAS 157, as amended, on a prospective basis beginning January 1, 2008, for its financial assets and liabilities and will adopt this statement for its non-financial assets and liabilities, which consists of goodwill and assets held for sale, on January 1, 2009. We do not believe the adoption of SFAS No. 157 for our nonfinancial assets and liabilities will have a material impact on our consolidated results of operations and financial condition. See further discussion about the implementation of SFAS 157 in Note 3.
SFAS 159. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits all entities to choose to measure many eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement was effective for us at the beginning of our fiscal year 2008. In the fourth quarter of 2008, we elected to use fair value to measure the Auction Rate Security Rights (“the Settlement”) offered by UBS. For more information, see Note 2.
SFAS 160. In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” (SFAS 160). SFAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS 160 is for fiscal periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 160 to years preceding the effective date are not permitted. The adoption of SFAS 160 will not have material effect on our consolidated financial statements.

SFAS 161. In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161). SFAS 161 requires specific disclosures regarding the location and amounts of derivative instruments in the Company’s financial statements, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued, and for fiscal years and interim periods, beginning after November 15, 2008. We will adopt the new disclosure requirements of SFAS 161 in the first quarter 2009.
FSP FAS 142-3. In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). FSP FAS 142-3 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for the entity-specific factors in SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP FAS 142-3 will be effective for the Company beginning January 1, 2009. The adoption of FSP FAS 142-3 will not have a material impact on the Company’s consolidated financial statements.
FSP APB 14-1. In May 2008, the FASB issued FSP APB No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, (FSP APB 14-1) which will change the accounting for our Senior Convertible Debentures due 2027. The FSP will require cash settled convertible debt to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component will be the estimated fair value of similar bonds without the conversion feature. The difference between the bond cash proceeds and this estimated fair value will be recorded as a debt discount and amortized to interest expense over the life of the bond. Although FSP APB 14-1 will have no impact on the Company’s actual past or future cash flows, it will require the Company to record a material increase in non-cash interest expense as the debt discount is amortized. FSP APB 14-1 will become effective for the Company beginning January 1, 2009 and will be applied retrospectively to all periods presented. The Company calculates that the implementation of this FSP will increase previously reported 2008 and 2007 non-cash interest expense by $7.8 million and $3.1 million, respectively and increase 2009 non-cash interest expense by $8.4 million. This increase does not contemplate the impact of capitalized interest. In addition, the implementation of this FSP will increase additional paid-in capital by $68.2 million with a decrease in long-term debt of $104.9 million and increase to deferred taxes of $36.7 million at July 27, 2007, the date of issuance of the convertible debentures.
FSP EITF 03-6-1. In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, (FSP EITF 03-6-1). This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share”. This FSP will be applied retrospectively for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact, if any, of FSP EITF 03-6-1.

Reclassifications
During the second quarter of 2008, we began separately disclosing interest income on the accompanying Consolidated Statement of Operations. This reclassification had no impact on net income for these periods.
During the third quarter of 2008, we began separately disclosing accrued anticipated contract losses on our Consolidated Balance Sheets and Consolidated Statement of Operations.
2. Marketable Securities
As of December 31, 2008, the Company held $42.4 million at par value in auction rate securities which are variable rate bonds tied to short-term interest rates with maturities up to 31 years. Auction rate securities have interest rate resets through a Dutch auction at predetermined short intervals. Interest rates generally reset every 7-49 days. The coupon interest rate for these securities ranged from 1.0% to 13.9%, on a tax exempt basis during 2008.
The Company’s investments in auction rate securities were issued by municipalities and state education agencies. The auction rate securities issued by state education agencies represent pools of student loans for which repayment is substantially guaranteed by the U.S. government under the Federal Family Education Loan Program (“FFELP”). All of the Company’s investments in auction rate securities have at least a double A rating. As of December 31, 2008, the par value of auction rate securities issued by state education agencies was $30.0 million and the par value of auction rate securities issued by municipalities was $12.4 million.
Auctions for the Company’s auction rate securities have failed in 2008. An auction failure, which is not a default in the underlying debt instrument, occurs when there are more sellers than buyers at a scheduled interest rate auction date. This results in a lack of liquidity for these securities, even though debt service continued to occur. When auctions fail, the interest rate is adjusted according to the provisions of the related security agreement, which generally results in an interest rate higher than the interest rate the issuer pays in connection with successful auctions. During 2008, the Company continued to earn and receive scheduled interest on these securities.
Based on a lack of current market liquidity, the Company classifies these securities as non-current.
On November 13, 2008, we agreed to accept the Settlement from UBS related to the $30.0 million in par value of auction rate securities issued by state education agencies. The Settlement permits us to sell, or put, these auction rate securities back to UBS at par value at any time during the period from June 30, 2010 through July 2, 2012. We expect to put these auction rate securities back to UBS on June 30, 2010, the earliest date allowable under the Settlement, if not sold prior to that date. We adopted the provisions of SFAS 159 which permits entities to choose to measure financial instruments at fair value.
Prior to the acceptance of the Settlement, the Company’s investments in these auction rate securities were classified as available-for-sale and carried at fair value with any unrealized gains and losses recorded in other comprehensive income. As the Company no longer has the intent to hold these auction rate securities covered by the Settlement until anticipated recovery or maturity, we recognized an other-than-temporary impairment charge of approximately $3.1 million in the fourth quarter of 2008. The charge was measured as the difference between the par value and market value of the securities. However, as we will be permitted to put the securities back to UBS at par value, the Company accounted for the Settlement as a separate asset measured at its fair value, resulting in a gain of approximately $3.1 million recorded in the fourth quarter of 2008.
As a result of our acceptance of the Settlement, the Company reclassified these auction rate securities to trading securities. Consequently, we will be required to assess the fair value of the Settlement and these auction rate securities and record changes in earnings each period until the Settlement is exercised and the securities are redeemed.

Although the Settlement represents the right to sell the securities back to UBS at par, we will be required to periodically assess the economic ability of UBS to meet that obligation in assessing the fair value of the Settlement.
The Company’s investments in $12.4 million of auction rate securities issued by municipalities that are not covered under the Settlement remain classified as available for sale and are carried at fair value with any unrealized gains and losses recorded in other comprehensive income. The Company concluded the fair value of these auction rate securities issued by municipalities at December 31, 2008 was $12.4 million. The Company will continue to monitor the market for auction rate securities and consider its impact, if any, on fair value of the remaining investment through disposition.
3. Fair Value of Financial Instruments
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
Fair Value Measurements at December 31, 2008
(In thousands)

Description	Total	Level 1	Level 2	Level 3
Cash equivalents	$122,107	$122,107	$—	$—
Marketable securities	42,375	—	—	42,375
Derivative contracts	(3,716)	—	(3,716)	—

Total	$160,766	$122,107	$(3,716)	$42,375

Financial instruments classified as Level 3 in the fair value hierarchy represent auction rate securities in which management has used at least one significant unobservable input in the valuation model.
Due to the lack of observable market quotes on our auction rate securities portfolio, we utilize a valuation model that relies on Level 3 inputs including market, tax status, credit quality, duration, recent market observations and overall capital market liquidity. The valuation of our auction rate securities is subject to uncertainties that are difficult to predict. Factors that may impact our valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.

The following tables present a reconciliation of activity for such securities:
Changes in Level 3 Financial Instruments

Twelve Months Ended
December 31
(In thousands)
Beginning Balance	$48,800
Purchases, issuances, and settlements	(13,550)
Unrealized gain (loss)	—
Transfers in and/or (out) of Level 3	7,125

Balance at December 31, 2008	$42,375

4. Receivables
Our receivables are presented in the following balance sheet accounts: (1) accounts receivable, (2) accounts receivable — long term, (3) unbilled work on uncompleted contracts, and (4) contract costs incurred not yet recognized. Accounts receivable are stated at net realizable value, and the allowances for uncollectible accounts were $12.1 million at December 31, 2008 and $1.3 million at December 31, 2007. Accounts receivable at December 31, 2008 and 2007 included $0.1 million and $2.4 million, respectively, of retainage, which represents the short-term portion of amounts not immediately collectible due to contractually specified requirements. Accounts receivable — long term at December 31, 2008 represented amounts related to retainage which were not expected to be collected within the next twelve months.
Our receivables also included claims and unapproved change orders of $28.6 million at December 31, 2008 and $46.0 million at December 31, 2007. These claims and change orders are amounts due for extra work and/or changes in the scope of work on certain projects.

Costs and Estimated Earnings on Uncompleted Contracts

	December 31,
	2008	2007
	(in thousands)
Costs incurred and recognized on uncompleted contracts	$738,496	$838,856
Estimated earnings	(19,411)	322,089

Costs and estimated earnings on uncompleted contracts	719,085	1,160,945
Less: Billings to date	(653,373)	(1,091,255)

	65,712	69,690
Plus: Accrued revenue(1)	15,770	8,371
Less: Advance billing on uncompleted contracts	(80)	(8,036)

	$81,402	$70,025

Included in accompanying balance sheets under the following captions:
Unbilled work on uncompleted contracts	$86,011	$106,716
Advance billings on uncompleted contracts	(4,609)	(36,691)

	$81,402	$70,025

(1)	Accrued revenue represents unbilled amounts receivable related to work performed on projects for which the percentage of completion method is not applicable.
5. Property and Equipment
     Property and equipment at December 31, 2008 and 2007 is summarized as follows:

	December 31,
	2008	2007
	(in thousands)
Land	$6,322	$6,322
Facilities and equipment	179,650	155,676
Marine barges, vessels, and related equipment	535,042	428,021
Construction in progress	203,271	68,757

	924,285	658,776
Less accumulated depreciation and amortization	(330,763)	(309,227)

Property and equipment — net	$593,522	$349,549

Depreciation expense related to property and equipment was $35.3 million in 2008, $30.6 million in 2007, and $37.9 million in 2006.
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
The table below presents dry docking costs incurred and amortization for all periods presented:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Net book value at beginning of period	$30,734	$13,672	$12,312
Additions for the period	47,223	30,651	13,895
Amortization expense for the period	(16,405)	(13,589)	(12,535)

Net book value at end of period	$61,552	$30,734	$13,672

7. Derivative Financial Instruments
We provide services in a number of countries throughout the world and, as a result, are exposed to changes in foreign currency exchange rates. Costs in some countries are incurred, in part, in currencies other than the applicable functional currency. We selectivity use forward foreign currency contracts to manage our foreign currency exposure. As of December 31, 2008, the notional amount of outstanding forward foreign currency contracts was 223.1 million denominated in Norwegian kroners (or $31.6 million as of December 31, 2008).
During the fourth quarter of 2006, due to changes in expectations regarding the timing and probability of the occurrence of settlement related to the euro commitments (hedged items), the euro hedges became no longer “highly effective” as defined by SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, and hedge accounting was discontinued. During 2008 and 2007, we recorded a net derivative gain of $0.5 million and $1.6 million, respectively, related to these derivative instruments. As of December 31, 2008, there were no outstanding euro contracts.
There has been no change in the expectations regarding the Norwegian kroner hedges. These forward foreign currency contracts remain highly effective and are accounted for as cash flow hedges, as defined by SFAS 133. Under this accounting treatment, changes in the fair value of the forward contracts, to the extent effective, will be recorded in “accumulated other comprehensive income” until the associated hedged items are settled or the hedging relationship ceases to be highly effective. During 2008, 2007 and 2006, there was no ineffective portion of the hedging relationship for these forward contracts. As of December 31, 2008 there was $2.4 million of unrealized losses, net of tax, in accumulated other comprehensive income. Included in this total is approximately $1.3 million in net unrealized losses which are expected to be realized in earnings during the twelve months following December 31, 2008.

8. Long-Term Debt
     The components of long-term debt are as follows:

	December 31,
	2008	2007
	(in thousands)
United States Government Guaranteed Ship Financing Bonds, 2000 Series dated February 15, 2000, payable in semi-annual principal installments of $1.98 million with an interest rate of 7.71%, maturing February 15, 2025, and collateralized by the Hercules vessel and related equipment with a net book value of $90.1 million at December 31, 2008	$65,340	$69,300
Senior Convertible Debentures are due in August 2027, Unsecured indebtedness with an interest rate of 2.75% payable semi-annually	325,000	325,000
Revolving Credit Facility with a syndicate of commercial banks, collateralized by real estate, fleet mortgage on vessels and stock pledge of subsidiaries, interest payable at variable rates	—	—

Total long-term debt	390,340	394,300
Less current maturities	3,960	3,960

Long-term debt, less current maturities	$386,380	$390,340

Annual maturities of long-term debt for each of the five years following December 31, 2008 and in total thereafter follow (in thousands).

2009	$3,960
2010	3,960
2011	3,960
2012	3,960
2013	3,960
Thereafter	370,540

Total	$390,340

United States Government Guaranteed Ship Financing Bond (Title XI bonds) — The bonds contain certain covenants, including the maintenance of minimum working capital and net worth requirements, which if not met result in additional covenants that restrict our operations and our ability to pay cash dividends. At December 31, 2008, we were in compliance with these covenants. The bonds include a provision for the payment of a make whole premium in the event these bonds are redeemed prior to their maturity. The fair value of the bonds, based on quoted market prices, was approximately $88.1 million as of December 31, 2008.
Our Title XI bonds contain a cross default provision which provides that a default of our Revolving Credit Facility is a default under our Title XI bonds which may result in our bonds becoming due and payable under certain circumstances.
Senior Convertible Debentures — Effective July 27, 2007, we issued $325.0 million of 2.75% Senior Convertible Debentures in a private placement offering pursuant to Rule 144A. The full amount of the debentures was accounted for as a liability. The debentures are convertible into cash, and if applicable, into shares of the Company’s common stock, or under certain circumstances and at our election, solely into the Company’s common stock, based on a conversion rate of 28.1821 shares per $1,000 principal amount of debentures, which represents an initial conversion price of $35.48 per share. We may redeem all or a part of the debentures any time on or after August 1, 2014, for cash at a price equal to 100% of the principal amount of the debentures being redeemed plus accrued and unpaid interest. The holders of the debentures may require us to repurchase all or a part of their debentures for cash on August 1, 2017 and August 1, 2022 at a price equal to 100% of the principal amount of the debentures being redeemed plus accrued or unpaid interest, or upon the occurrence of certain types of fundamental changes. It is our intention to cash settle the debentures when cash settlement is an option.
Our 2.75% Senior Convertible Debentures contain a default provision which permits the trustee or holders of the convertible debentures to accelerate such indebteness in the event of our failure to pay principal when due or a default that results in the acceleration of any indebtedness of the Company in excess of $50 million.
We used $75.0 million of proceeds from the issuance of the debentures to repurchase 2.8 million shares of the Company’s common stock in July 2007. The net proceeds received from the issuance of the debentures after the repurchase of Company common stock were $243.3 million.
The fair value of the debentures, based on quoted market prices, was approximately $113.6 million as of December 31, 2008.
Revolving Credit Facility — As a result of operating performance, the Company did not meet the existing minimum fixed charge coverage ratio covenant in the Third Amended and Restated Credit Agreement (the “Revolving Credit Facility”) as of September 30, 2008. On November 7, 2008, the financial institutions participating in the Revolving Credit Facility waived compliance with the covenant condition. In consideration of this waiver, the Company and the participating financial institutions have amended the Revolving Credit Facility to:
•	temporarily cash-collateralize letters of credit and bank guarantees;

•	temporarily waive compliance with certain financial covenants;

•	temporarily prohibit share repurchases; and

•	temporarily maintain unencumbered liquidity of $100 million.
On February 25, 2009, the Revolving Credit Facility was further amended to remove the requirement to maintain unencumbered liquidity of $100 million. The effective date of this amendment is December 31, 2008.
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
Borrowing capacity of the facility is $150 million. While the interim cash-collateralization requirement is in effect, no borrowings, letters of credit or bank guarantees unsecured by cash are available to the Company under the Revolving Credit Facility. All cash collateral is classified in the Consolidated Balance Sheet as Restricted Cash. As of December 31, 2008, the Company had no borrowing against the facility and $88.9 million in letters of credit outstanding thereunder.
Our Revolving Credit Facility has a customary cross default provision triggered by a default of any other indebtedness of the Company, the aggregate principal amount of which is in excess of $5 million.
The Company also has a $16.0 million short-term credit facility at one of its foreign locations. At December 31, 2008, we had $0.5 million in cash overdrafts reflected in accounts payable, $9.9 million of letters of credit outstanding, and $5.6 million of credit availability under this particular credit facility.
The Company expets to be in compliance with the covenants under the existing debt agreements in 2009 based on our current projections.

9. Commitments and Contingencies
Commitments
We lease real property and equipment in the normal course of business under varying operating lease agreements. These lease agreements, which include both non-cancelable and month-to-month terms, generally provide for fixed monthly rentals, and for certain of the leases, renewal options. Total rent expense for the years ended 2008, 2007, and 2006 were $61.2 million, $61.6 million, and $47.3 million, respectively.
We have a long-term charter of the Titan 2, a 456-foot self-propelled twin-hulled derrick ship. The vessel charter payments are approximately $6.3 million annually. The charter term was extended in 2008 to 177 months expiring May 2018. This charter can be canceled by us at anytime, subject to a termination penalty consisting of the transfer to the vessel owner of title to our dynamic positioning (“DP”) system used on the vessel. The DP system was purchased and installed on the Titan 2, at our cost, in the first quarter of 2002 for a total cost of $8.9 million, with a book value at December 31, 2008 of $3.0 million.
During the fourth quarter of 2005, we entered into a long-term charter for a newly built DSV, the REM Commander, which was delivered in June 2006. This charter, which includes a five-year fixed term and five one-year renewal options, requires monthly payments denominated in Norwegian kroners at an annual rate of approximately 63.1 million kroners (or $8.9 million at December 31, 2008). During the first quarter of 2006, we entered into a long-term charter for another newly built DSV, the REM Fortress, which was delivered in October 2006. This charter, which includes a three-year fixed term and four one-year renewal options, requires monthly payments denominated in Norwegian kroners at an annual rate of approximately 78.4 million kroners (or $11.1 million as of December 31, 2008). As of December 31, 2008, we had entered into forward exchange agreements, which will enable us to fulfill our remaining non-cancellable Norwegian kroner obligations under these charters at an average rate of 6.29 kroners per U.S. dollar.
During 2008 we entered into a long-term charter for a DP-2 class DSV, the Olympic Challenger, which was delivered in August 2008. The terms of the charter include a five-year fixed term with one two-year option and three one-year options. The vessel charter payments are approximately $16.8 million annually.
The following table sets forth, as of December 31, 2008, our minimum rental commitments under operating leases with an initial non-cancellable term of one year or more (in thousands).

2009	$43,014
2010	30,765
2011	25,140
2012	19,383
2013	11,720
Thereafter	14

Total	$130,036

Construction and Purchases in Progress — We estimate that the cost to complete capital expenditure projects in progress at December 31, 2008 will be approximately $351.0 million. This amount includes an aggregate commitment of Singapore dollars 146.9 million (or $101.8 million as of December 31, 2008) and Euros 22.7 million (or $32.0 million as of December 31, 2008) related primarily to the Global 1200 and Global 1201.
Guarantees — In the normal course of our business activities, we provide guarantees and performance, bid, and payment bonds pursuant to agreements or obtaining such agreements to perform construction services. At December 31, 2008, the aggregate amount of these guarantees and bonds, which are scheduled to expire between January 2009 and October, 2009, was $65.2 million.

Letters of Credit — In the normal course of our business activities, we are required to provide financial letters of credit to secure the performance and/or payment of obligations, including the payment of worker’s compensation claims. At December 31, 2008, we had approximately $93.4 million of letters of credit outstanding which are due to expire between January 2009 and January, 2010.
Contingencies
During the fourth quarter of 2007, we received a payroll tax assessment for the years 2005 through 2007 from the Nigerian Revenue Department in the amount of $23.2 million. The assessment alleges that certain expatriate employees, working on projects in Nigeria, were subject to personal income taxes, which were not paid to the government. We filed a formal objection to the assessment on November 12, 2007. We do not believe these employees are subject to the personal income tax assessed; however, based on past practices of the Nigerian Revenue Department, we believe this matter will ultimately have to be resolved by litigation. We do not expect the ultimate resolution to have a material adverse effect on the Company.
During 2008, we received an additional assessment from the Nigerian Revenue Department in the amount of $40.4 million for tax withholding related to third party service providers. The assessment alleges that taxes were not withheld from third party service providers for the years 2002 through 2006 and remitted to the Nigerian government. We have filed an objection to the assessment. We do not expect the ultimate resolution to have a material adverse effect on the Company.
We have one unresolved issue related to an Algerian tax assessment received by the Company on February 21, 2007. The remaining amount in dispute is approximately $10.4 million of alleged value added tax for the years 2004 and 2005. We are contractually indemnified by our client for the full amount of the assessment that remains in dispute. We continue to engage outside tax counsel to assist us in resolving the tax assessment.
In June 2007, the Company announced that it was conducting an internal investigation of its West Africa operations, focusing on the legality, under the U.S. Foreign Corrupt Practices Act (“FCPA”) and local laws, of one of its subsidiary’s reimbursement of certain expenses incurred by a customs agent in connection with shipments of materials and the temporary importation of vessels into West African waters. The Audit Committee of the Company’s Board of Directors has engaged outside legal counsel to lead the investigation.
At this stage of the internal investigation, the Company is unable to predict what conclusions, if any, the Securities and Exchange Commission (“SEC”) will reach, whether the Department of Justice will open a separate investigation to investigate this matter, or what potential remedies these agencies may seek. If the SEC or Department of Justice determines that violations of the FCPA have occurred, they could seek civil and criminal sanctions, including monetary penalties, against us and certain of our employees, as well as changes to our business practices and compliance programs, any of which could have a material adverse effect on our business and financial condition. In addition, such actions, whether actual or alleged, could damage our reputation and ability to do business. Further detecting, investigating, and resolving these matters is expensive and consumes significant time and attention of our senior management.
We continue to use alternative procedures adopted after the commencement of the investigation to obtain Nigerian temporary import permits. These procedures are designed to ensure FCPA compliance. Although we are still working and pursuing additional work in West Africa, we have declined or terminated available projects and delayed the start of certain projects in Nigeria in order to ensure FCPA compliance and appropriate security for our personnel and assets. The possibility exists that we may have to curtail or cease our operations in Nigeria if appropriate long-term solutions cannot be identified and implemented. We have prepared a plan for this potential outcome. We have worldwide customer relationships and a mobile fleet, and we are prepared to redeploy vessels to other areas as necessary to ensure the vessels are utilized to the fullest extent possible.

Notwithstanding the ongoing internal investigation, we have concluded that certain changes to our compliance program would provide us with greater assurance that we are in compliance with the FCPA and its record-keeping requirements. We have a long-time published policy requiring compliance with the FCPA and broadly prohibiting any improper payments by us to foreign or domestic officials, as well as training programs for our employees. Since the commencement of the internal investigation, we have adopted, and may adopt additional, measures intended to enhance our compliance procedures and ability to audit and confirm our compliance. Additional measures also may be required once the investigation concludes.
The Company has concluded that it is premature for it to make any financial reserve for any potential liabilities that may result from these activities given the status of the internal investigation.
In addition to the previously mentioned legal matters, we are a party to legal proceedings and potential claims arising in the ordinary course of business. We do not believe that these matters arising in the ordinary course of business will have a material impact on our financial statements in future periods.
10. Shareholders’ Equity
Accumulated Other Comprehensive Income — A roll-forward of the amounts included in accumulated other comprehensive income (loss), net of taxes, is shown below.

		Forward		Accumulated
	Accumulated	Foreign	Auction	Other
	Translation	Currency	Rate	Comprehensive
	Adjustment	Contracts	Securities	Income (Loss)
Balance at January 1, 2007	$(8,978)	$894	$—	$(8,084)
Change in value	—	4,249	—	4,249
Reclassification of loss to earnings	—	(68)	—	(68)

Balance at December 31, 2007	$(8,978)	$5,075	$—	$(3,903)
Change in value	—	(4,742)	(3,085)	(7,827)
Reclassification to earnings		(2,748)	3,085	337

Balance at December 31, 2008	$(8,978)	$(2,415)	$—	$(11,393)

The amount of accumulated translation adjustment included in accumulated other comprehensive income (loss) relates to prior translations of subsidiaries whose functional currency was not the U.S. dollar. The amount of gain (loss) on forward foreign currency contracts included in accumulated other comprehensive income (loss) hedges the Company’s exposure to changes in Norwegian kroners for commitments of long-term vessel charters. The amount of loss on auction rate securities relates to a temporary decline in the fair value of certain investments that lack current market liquidity. See also Note 2 of the Notes to Consolidated Financial Statements for further discussion on auction rate securities.

Comprehensive Income — Our comprehensive income includes changes in the fair value of our outstanding forward foreign currency contracts which qualify for hedge accounting treatment. The reconciliation between net income and comprehensive income is as follows:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Net income	$(117,361)	$159,960	$199,745
Comprehensive (loss) income:
Unrealized gain (loss) on foreign currency hedges before taxes	(11,523)	6,432	1,375
Provision for income taxes	4,033	(2,251)	(481)

Comprehensive income	$(124,851)	$164,141	$200,639

Preferred Stock — We have authorized 30,000,000 shares of $0.01 par value preferred stock, none of which is issued.
Treasury Stock — As part of the share repurchase plan approved by our Board of Directors on August 4, 2008, we repurchased 3,107,272 shares of our common stock for a total cost of $25.6 million. In connection with the issuance of the Senior Convertible Debentures in July 2007, we repurchased 2,800,597 shares of our common stock for a total cost of $75.0 million.
11. Stock-Based Compensation
Stock-Based Compensation Expense
Compensation expense for our stock-based compensation plans was $11.0 million, $16.6 million, and $15.2 million for 2008, 2007, and 2006, respectively. Included in stock-based compensation expense for 2008 was total incremental compensation cost of $0.2 million related to the acceleration of certain options, restricted shares, and performance awards attributable to the resignation of our former Chairman of the Board and Chief Executive Officer, B.K. Chin. Included in stock-based compensation expense for 2007 and 2006, was a charge of $2.2 million and $3.4 million, respectively, related to the acceleration of certain options, restricted shares, and performance shares/units partly attributable to the retirement of the founder and former Chairman of the Board of our Company, Mr. William Doré. No significant compensation cost was capitalized as a part of inventory or fixed assets in 2008, 2007 or 2006. The total income tax benefit recognized in our consolidated statements of operations for share-based compensation arrangements was $6.5 million, $7.1 million, and $4.8 million for 2008, 2007, and 2006, respectively.
Stock Benefit Plans
2005 Stock Incentive Plan — The plan permits grants of non-qualified stock options, incentive stock options, restricted stock, performance awards, phantom shares, stock appreciation rights, substitute awards, and other stock-based awards (collectively, “Awards”) to our directors, employees, and consultants, provided that incentive stock options may be granted solely to employees. A maximum of 5,500,000 shares of our common stock may be delivered from Awards under the 2005 Stock Incentive Plan, provided that no more than 60% of such shares may be delivered in payment of restricted stock or phantom share awards. As of December 31, 2008, 1,424,374 shares were available for grant. Options granted under the plan in 2008, 2007, and 2006 vest 33-1/3% per year for three years and have a ten year term. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the effective date of grant. Forfeiture restrictions on restricted shares lapse 100% after three years or 33-1/3% per year for three years. Performance-based units that have been granted under the plan, whose vesting is contingent upon meeting various company-wide performance goals, have forfeiture restrictions which lapse, if at all, at the end of a three-year performance period.

Non-Employee Director Compensation Plan — On May 16, 2007, the Compensation Committee of the Board of Directors approved an annual grant of 10,000 shares of restricted stock to each of the non-employee directors. A total of 94,411, 91,535, and 90,000 restricted shares were awarded to directors in 2008, 2007, and 2006, respectively. The restricted stock awards were granted under the 2005 Stock Incentive Plan. Under the terms of the restricted stock awards, the forfeiture restrictions on the restricted stock lapse on the earlier of the date of the next annual meeting of shareholders or June 1 of the year after the year of grant, unless sooner forfeited. If a director’s service ends during a given year, forfeiture restrictions on shares, calculated proportionately in relation to the total time of service in a year, will lapse. In addition, the forfeiture restrictions lapse on all of the restricted stock under the award immediately as of the date of a change of control or the non-employee director’s death or disability.
During 2008, 2007, and 2006, we withheld 6,666, 7,300 and 38,000 shares, respectively, of common stock from directors pursuant to our Non-Employee Director Compensation policy at an aggregate cost of $0.1 million, $0.2 million, and $0.6 million, respectively. These transactions involved shares which were surrendered in exchange for the payment of income taxes.
1998 Equity Incentive Plan — The plan permits the granting of both stock options and restricted stock awards to officers and employees. The maximum number of shares of common stock that may be granted as options or restricted stock to any one individual during any calendar year is 10% of the number of shares authorized under the plan, and re-pricing of outstanding options is prohibited without the approval of our shareholders. As of December 31, 2008, 7,500,000 shares of common stock had been reserved for issuance under the plan, of which -0- were available for grant, as this plan expired in 2008. No options, restricted shares, or performance-based restricted stock awards were granted under this plan in 2008, 2007, or 2006. Option awards were generally granted with an exercise price equal to the market price of the Company’s stock at the effective date of grant. Options granted under the plan in 2005 vest over periods ranging from three to five years and have ten year terms. Forfeiture restrictions on restricted shares granted under the plan in 2005 lapse on the third anniversary date of the grant. Performance-based restricted stock granted under the plan, whose vesting is contingent upon meeting various company-wide performance goals, have forfeiture restrictions which lapse at the end of a three-year performance period. The performance period for the 2005 performance-based shares awarded under this plan ended on December 31, 2007.

Stock Option Activities
The following table summarizes stock option activity for each of the years ended December 31, 2008, 2007, and 2006.

		Weighted	Remaining	Aggregate
		Average	Average	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Life(in years)	(in thousands)
Outstanding at January 1, 2006	4,459,050	$10.14	4.7	$5,410

Granted	1,086,300	13.07
Forfeited or expired	(262,990)	11.91
Exercised	(1,073,603)	9.03

Outstanding at December 31, 2006	4,208,757	$11.06	5.0	$11,072

Granted	471,775	14.03
Forfeited or expired	(220,918)	13.75
Exercised	(1,544,559)	11.42

Outstanding at December 31, 2007	2,915,055	$11.15	5.4	$30,046

Granted	258,400	20.39
Forfeited or expired	(127,249)	12.29
Exercised	(1,146,428)	10.33

Outstanding at December 31, 2008	1,899,778	$12.83	6.0	$—

Fully vested and expected to vest at December 31, 2008	1,764,653	$12.61	5.8	$—

Exercisable at December 31, 2008	1,359,278	$11.70	5.1	$—

Included in options exercised in 2008 are 178,800 options which were simultaneously purchased and cancelled by the Company under a prior plan.
The weighted average grant-date fair value of options granted during 2008, 2007, and 2006 was $10.46, $7.89, and $7.50 per share, respectively. We estimated the fair value of options using the Black-Scholes option valuation model using the following assumptions.

	Year ended
	December 31
	2008	2007	2006
Expected life in years	6 years	6 years	6 years
Risk-free interest rate	2.80-3.44%	3.83-5.09%	4.61-5.15%
Volatility	50.79-51.99%	50.95-54.45%	54.82-58.70%
Forfeiture rate	25.00%	25.00%	25.00%
Expected dividends	-0-	-0-	-0-
Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by us.
The total intrinsic value (fair value of the underlying stock less exercise price) of options exercised was $7.8 million, $15.4 million, and $6.3 million during 2008, 2007, and 2006, respectively.
Cash received for options exercised during 2008, 2007, and 2006 was $8.6 million, $17.7 million, and $9.2 million, respectively.

The following table summarizes non-vested options activity for each of the three years ended December 31, 2008, 2007, and 2006.

		Weighted
		Average
		Grant-Date
Non-vested shares	Shares	Fair Value
Outstanding at January 1, 2006	782,990	$7.88
Vested	(442,220)	8.63
Forfeited	(157,270)	10.12
Granted	1,086,300	13.07

Outstanding at December 31, 2006	1,269,800	$11.78
Vested	(625,963)	11.08
Forfeited	(155,686)	12.44
Granted	471,775	14.03

Outstanding at December 31, 2007	959,926	$13.23
Vested	(606,888)	13.98
Forfeited	(70,938)	14.34
Granted	258,400	20.39

Outstanding at December 31, 2008	540,500	$15.67

As of December 31, 2008, there was $0.9 million of total unrecognized compensation cost related to non-vested options. This cost is expected to be recognized over a weighted-average period of 1.9 years.
Stock Award Activities
Restricted stock — The following table summarizes non-vested restricted stock for the year ended December 31, 2008.

		Weighted	Remaining
		Average	Average	Aggregate
		Grant-Date	Contractual	Value
	Shares	Fair Value	Life (in years)	(in thousands)
Outstanding at January 1, 2008	889,550	$14.56	1.59	$12,948

Granted	820,235	10.15
Forfeited or expired	(156,628)	15.88
Vested and released to participants	(378,307)	14.71

Outstanding at December 31, 2008	1,174,850	$11.25	1.87	$13,222

The weighted average grant-date fair value of restricted shares granted during 2007 and 2006 was $14.45 and $14.97 per share, respectively. We used a forfeiture rate of 25%, 22%, and 12% on restricted stock awards during 2008, 2007, and 2006, respectively. The total fair value of awards which vested in 2008, 2007, and 2006 was $5.6 million, $7.2 million, and $0.5 million, respectively. As of December 31, 2008, there was $6.4 million of total unrecognized compensation cost related to non-vested restricted shares that is expected to be recognized over a weighted-average period of 1.6 years.

Performance Shares — The following table summarizes non-vested performance shares activity for the year ended December 31, 2008.

		Weighted
		Average	Aggregate
		Grant-Date	Value
	Shares	Fair Value	(in thousands)
Outstanding at January 1, 2008	805,548	$5.85	$4,716

Forfeited or expired	(87,640)	5.61
Vested and released to participants	(717,908)	5.88

Outstanding at December 31, 2008	—	$—	$—

The weighted average grant-date fair value of performance shares granted during 2006 was $15.56 per share. No performance shares were granted in 2007.
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
Performance-based Units — The following table summarizes the non-vested performance-based units activity for the year ended December 31, 2008.

		Weighted
		Average	Aggregate
		Grant-Date	Value
	Units	Fair Value	(in thousands)
Outstanding at January 1, 2008	356,374	$14.78	$5,267

Granted	210,834	14.05
Forfeited or expired	(48,036)	14.78

Outstanding at December 31, 2008	519,172	$14.49	$7,520

The weighted average grant-date fair value of performance-based units granted during 2007 and 2006 was $14.62 and $15.11 per share, respectively.
The non-vested and outstanding units displayed in the above table assume that units are issued at the maximum performance level (100%). Units which are earned based upon criteria other than a market condition are assumed issued at 100% of the maximum performance level. The aggregate value reflects the impact of current expectations of achievement through the end of the cycle and stock price. As of December 31, 2008, there was a total of $0.6 million of unrecognized compensation cost related to non-vested performance unit awards that is expected to be recognized over a weighted-average period of 1.6 years.
12. Employee Benefits
Effective January 1, 2008, our 401(k) Plan was amended to increase our matching contribution and to change the vesting period. During 2008, we matched employees’ contributions immediately after their employment at 100% contributed by the employees up to 6% of their base compensation. During 2007, employees were eligible to participate in the Plan immediately upon employment. After ninety days of employment, we matched the employees’ contribution to the greater of 100% of the first $1,000 or 50% of up to 6% of base compensation, not exceeding the statutory limit on contributions. In 2006, our matching contribution was 100% of the first $1,000 of an employee’s contribution. In 2007 and 2006, the vesting for the matching contribution was 100% after four years of participation. Starting in 2008 vesting occurs 25% each year for four years.
We have a management incentive compensation plan which rewards managerial employees when our financial results meet or exceed thresholds set by our Board of Directors. Incentive compensation expense under this plan was $-0-, $3.2 million, and $4.4 million in 2008, 2007, and 2006, respectively. No payout was made under the plan in 2008 as the Company did not meet the minimum threshold requirements under the terms of the plan.
13. Asset Disposal and Impairments
Due to escalating costs for dry-docking services, escalating repair and maintenance costs for aging vessels, increasing difficulty in obtaining certain replacement parts, and declining marketability of certain vessels, we decided to forego dry-docking and/or refurbishment of certain vessels and to sell or permanently retire them from service. As a result of our decision, we recognized net gains on the disposition of certain vessels, and non-cash impairment charges on the retirement of other vessels.
Net Gains on Asset Disposal — In 2008, net gains on asset sales totaled $1.7 million primarily from the sale of a DSV in our Middle East segment. Net gains on asset disposal totaled $4.2 million for 2007, which primarily consisted of the sale of three DSVs, and consequently, we recorded a $1.3 million gain in Asia Pacific/India, a $2.3 million gain in the Middle East, and a $1.0 million gain in Latin America. Gains were partially offset by disposal of ancillary dive support systems in our Gulf of Mexico and Latin American segments. In 2006, gains on asset sales included a $3.0 million gain on the sale of a cargo barge in our Gulf of Mexico OCD segment and a $2.6 million gain on the sale of three crew vessels and two DSVs in our Gulf of Mexico Subsea segment.
Losses on Asset Impairments — The table below sets forth the segments, assets, and amounts associated with the impairment charges which were incurred in 2008, 2007 and 2006.

		Year Ended December 31,
Segment	Description of Asset	2008	2007	2006
		(in thousands)
North America OCD	One DLB & Other	$—	$—	$1,415
North America Subsea	One DSV (each in 2008 and 2006)	995	—	1,963
Latin America	Three DSV’s	—	—	1,434
West Africa	One DSV	1,556	—	—
Middle East	One DLB & Two DSV’s	—	—	4,119
Corporate	Other	—	141	—
		$2,551	$141	$8,931

14. Other Income (Expense), net
Components of other income (expense), net are as follows:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Foreign exchange rate gain (loss)	$(2,498)	$(1,474)	$(1,613)
Derivative contract gain (loss)	613	1,606	397
Reversal of allowance for doubtful accounts	—	787	—
Settlement (1)	—	1,395	—
Penalties on past due taxes	(134)	(61)	(795)
Other	1,378	1,573	2,716

Total	$(641)	$3,826	$705

(1)	Gain from settlement of a claim for interrupted operations as a result of a 2006 oil spill by a refinery adjacent to our property in Louisiana.
15. Income Taxes
Our provision for income tax expense on income from operations before taxes was as follows:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
U.S. federal and state:
Current	$(10,015)	$21,482	$29,915
Deferred	(4,555)	(11,255)	6,882
Foreign:
Current	23,882	47,684	44,098
Deferred	(1,552)	(3,969)	5,347

Total	$7,760	$53,942	$86,242

State income taxes included above are not significant for any of the periods presented.
Income from operations before income taxes consisted of the following:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)

United States	$(43,117)	$39,016	$96,989
Foreign	(66,484)	174,886	188,998

Total	$(109,601)	$213,902	$285,987

The provision (benefit) for income taxes on income from operations before taxes varies from the U.S. federal statutory income tax rate due to the following:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)

Taxes at U.S. federal statutory rate of 35%	$(38,360)	$74,866	$100,095
Foreign tax credit	—	—	—
Permanent book to tax differences:
Exchange and inflationary gains on foreign tax filings	(919)	137	(157)
Disallowed deductions	271	598	1,186
Interest income on affiliate balances	1,194	2,157	2,197
Other permanent differences	543	—	2,946
Foreign income taxes at different rates	44,506	(21,272)	(21,460)
Foreign net operating loss carryforward valuation allowance	1,229	11	2,901
Valuation allowance reversal	(105)	(336)	—
Section 199 tax-exempt income and various items	(599)	(2,219)	(1,466)

Total	$7,760	$53,942	$86,242

Our effective tax rates were (7.1)%, 25%, and 30% for the years 2008, 2007, and 2006, respectively.
At December 31, 2008, we had a US net operating loss (“NOL”) of $60.9 million which can be carried back to 2006 and fully utilized. There are excess foreign tax credits (“FTC”) of $16.2 million that can be carried forward. The FTC will expire from 2016 to 2018. We expect to fully utilize the FTC prior to expiration.
At December 31, 2008, we had available NOL carryforwards for foreign jurisdiction purposes of approximately $33.3 million, which, if not used, will expire between 2009 and 2014. Approximately $2.8 million of the NOL carryforwards will expire in 2009, if not utilized. One foreign jurisdiction has an indefinite NOL carryforward period. A valuation allowance has been set up for a portion of foreign NOL carryforwards, as currently we do not believe that they will be utilized prior to their expiration.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The tax effects of significant items comprising our net deferred tax balance as of December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007
	(in thousands)
Deferred Tax Liabilities:
Excess book over tax basis of property and equipment	$42,268	$42,929
Deferred charges	10,585	3,607
Accounts receivable	512	1,783
Deferred Tax Assets, Current:
Net operating loss carryforward	(10,648)	(11,341)
Valuation allowance	8,805	10,594
Accrued liabilities	(8,734)	(1,209)
Allowance for doubtful accounts	(316)	(316)
Stock-based compensation (not currently deductible)	—	(2,303)
Deferred Tax Assets, Non-Current:
Stock-based compensation (not currently deductible)	(6,053)	(4,476)
Foreign Tax Credit	(16,175)	(7,814)

Net deferred tax liability	$20,244	$31,454

We have not provided deferred taxes on foreign earnings because such earnings are intended to be reinvested indefinitely outside of the United States. Remittance of foreign earnings are planned based on projected cash flow needs as well as working capital and long-term investment requirements of our foreign subsidiaries and our domestic operations. In 2009, we expect to be in an overall cumulative indefinitely reinvested, undistributed foreign earnings positive position. The undistributed earnings totaled $38.3 million at December 31, 2008. We have not provided deferred taxes for 2008 for earnings that are permanently reinvested. The foreign tax rate exceeds the U.S. tax rate of 35%. No withholding tax would be applicable on any distribution, if made.
Adoption of FIN 48 “Accounting for Uncertainty in Income Taxes” — We adopted the provisions of FIN 48 on January 1, 2007. This interpretation prescribes a recognition threshold and measurement attribute for the tax positions taken, or expected to be taken, on a tax return. As a result of the implementation of Interpretation No. 48, we recognized approximately a $1.4 million decrease for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007, balance in retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits is provided below (in thousands):

Balance at January 1, 2008	$5,909
Additions based on positions for current year	—
Additions for tax positions for prior year	—
Foreign Exchange	(740)
Settlements	(1,170)

Balance at December 31, 2008	$3,999

We recognize interest and penalties related to unrecognized tax benefits as part of non-operating expenses. During the years ended December 31, 2008, 2007, and 2006, we recognized approximately $2.4 million, $3.3 million, and $2.1 million, respectively, in interest and penalties. We had approximately $7.4 million and $7.7 million accrued interest and penalties in non-current other liabilities at December 31, 2008 and 2007, respectively.
There are unrecognized tax benefits of $10.0 million, all of which would impact our effective tax rate, if recognized.

The West Africa filing requirements were resolved during 2008. There was no other material change to the FIN 48 reserve for the year end December 31, 2008.
The tax years 1999 through 2008 (see table below) remain open to examination by the major taxing authorities to which we are subject. Indonesia and Oman have commenced examination of our affiliates’ income tax returns. No material adjustments are expected by the above foreign jurisdictions. The following table summarizes the open tax years by major jurisdictions:
•	United States 2000 to 2008

•	Latin America 2003 to 2008

•	West Africa 1999 to 2008
16. Earnings Per Share
The following table presents the reconciliation between basic shares and diluted shares.

	Year Ended December 31
	2008	2007	2006
	(in thousands, except per share data)

Net Income (loss)	$(117,361)	$159,960	$199,745

Common shares dilution
Weighted-average shares outstanding — basic	113,647	116,137	115,632
Effect of dilutive securities
Stock options	—	1,325	1,239
Performance shares and units	—	357	436

Weighted-average shares outstanding — diluted	113,647	117,819	117,307

Earnings (loss) per common share
Basic	$(1.03)	$1.38	$1.73

Diluted	$(1.03)	$1.36	$1.70

During the years ended 2008, 2007, and 2006, 3.6 million, 0.4 million, and 0.5 million shares, respectively, were excluded from the computation of diluted earnings per share because the effect of their inclusion was anti-dilutive. Excluded shares for 2007 and 2006 represent options for which the strike price was in excess of the average market price of our common stock for the period reported. All potentially diluted shares of common stock were excluded in 2008 as the net loss results in such shares being anti-diluted.
The net settlement premium obligation on the Senior Convertible Debentures, issued in July 2007, was not included in the dilutive earnings per share calculation for the years ended December 31, 2008 and 2007 because the conversion price of the debentures was in excess of our common stock price.

17. Industry, Segment and Geographic Information
Our reportable segments reflect the segments used by the chief operating decision makers of our Company to evaluate our results of operations. Our chief operating decision makers are our Chief Executive Officer, President, Chief Financial Officer and our Board of Directors. Our chief operating decision makers considered many factors when developing the segments we use for financial reporting, including the types of services we perform, the types of assets used to perform those services, the organization of our operational management, the physical locations of our projects and assets, and the degree of integration and underlying economic characteristics of the various services which we perform.
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
During 2007, we reorganized the underlying operations and economics of the operating segments. As a result, the reportable segments were realigned to better reflect the reporting structure of our internal management and to facilitate our growth strategy and renewed focus on diving and underwater services. Beginning in the second quarter of 2007, our reportable segments were reorganized into the following six segments: Gulf of Mexico OCD, Gulf of Mexico Subsea, Latin America, West Africa, Middle East (including the Mediterranean), and Asia Pacific/India. This reorganization is reflected as a retrospective change to the financial information presented for the years ended 2007 and 2006 and consists of the following:
•	transfer of inter-segment revenues from the Gulf of Mexico OCD to the Gulf of Mexico Subsea;

•	a geographical shift of India operations from the Middle East to Asia Pacific;

•	transfer of a portion of subsea services from the Middle East to West Africa; and

•	corporate interest income and expense no longer being allocated to the reportable segments.
During the second quarter of 2008, we renamed our Gulf of Mexico segments to North America segments to better reflect our strategic direction to expand our marketing efforts into Canada, Newfoundland, and other regions in North America. Our Mexico operations remain in our Latin America segment.
The following tables present information about the profit or loss and assets of each of our reportable segments for the years ended 2008, 2007, and 2006. Segment assets do not include intersegment receivable balances as we feel that such inclusion would be misleading or not meaningful. The presentation of segment assets is determined by where our assets are assigned at period end. Because many of our assets are mobile and can be used in multiple phases of our integrated range of services, some of our assets are used by more than one segment during a given period. However, we have not allocated the value of such assets between segments because we believe that it is not practical to do so.

	Year Ended December 31,
	2008	2007	2006
		(in thousands)
Total segment revenues
North America OCD	$81,137	$106,478	$189,778
North America Subsea	146,105	150,407	152,169
Latin America	266,974	226,999	500,324
West Africa	152,877	184,651	191,363
Middle East	237,523	186,317	2,699
Asia Pacific/India	223,450	181,187	235,320

Subtotal	$1,108,066	$1,036,039	$1,271,653

Intersegment eliminations
North America OCD	$—	$(7,726)	$(10,792)
North America Subsea	(30,713)	(17,867)	(24,794)
Latin America	(2,724)	(322)	(1,218)
West Africa	—	—	—
Middle East	(3,641)	(17,466)	—
Asia Pacific/India	—	(145)	—

Subtotal	$(37,078)	$(43,526)	$(36,804)

Consolidated revenues	$1,070,988	$992,513	$1,234,849

Interest expense
North America OCD	$—	$—	$—
North America Subsea	—	—	—
Latin America	2,411	2,194	1,378
West Africa	(2,292)	811	1,128
Middle East	84	4	85
Asia Pacific/India	128	3	631
Corporate	13,293	10,427	7,565

Consolidated interest expense	$13,624	$13,439	$10,787

Depreciation and amortization expense
North America OCD	$4,256	$6,536	$10,304
North America Subsea	8,517	6,046	3,606
Latin America	11,558	6,174	8,820
West Africa	12,087	14,285	8,058
Middle East	7,377	5,814	980
Asia Pacific/India	8,276	7,380	18,763
Corporate	12,277	15,604	15,832

Consolidated depreciation and amortization	$64,348	$61,839	$66,363

	Year Ended December 31,
	2008	2007	2006
		(in thousands)
Income (loss) before taxes
North America OCD	$(17,748)	$12,631	$48,494
North America Subsea	7,377	59,849	59,415
Latin America	(17,938)	97,604	131,993
West Africa	(42,035)	(14,952)	25,605
Middle East	(81,633)	29,568	(4,125)
Asia Pacific/India	40,923	11,473	13,405
Corporate (litigation provision)	—	—	13,699
Corporate	1,453	17,729	(2,499)

Consolidated income before taxes	$(109,601)	$213,902	$285,987

Segment assets at period end
North America OCD	$39,184	$110,175	$128,018
North America Subsea	191,596	68,269	84,499
Latin America	254,007	261,183	249,406
West Africa	214,707	315,648	188,028
Middle East	117,726	149,844	6,517
Asia Pacific/India	173,613	122,274	131,602
Other	494,761	562,405	282,927

Consolidated segment assets at period end	$1,485,594	$1,589,798	$1,070,997

Expenditures for long-lived assets
North America OCD	$299	$1,761	$1,875
North America Subsea (1)	114,367	514	13,766
Latin America	9,714	5,910	539
West Africa	8,425	1,873	1,457
Middle East	3,682	11,960	1,112
Asia Pacific/India	9,270	833	11,840
Other (2)	122,172	38,941	11,861

Consolidated expenditures for long-lived assets	$267,929	$61,792	$42,450

(1)	2008 includes purchase of a DP-2 class vessel, the Global Orion.

(2)	includes expenditures on construction of two new generation derrick/pipelay vessels, designated as the “Global 1200” and “Global 1201” .

The following table presents our revenues from external customers attributed to operations in the United States and foreign areas and long-lived assets in the United States and foreign areas.

	Year Ended December 31,
	2008	2007	2006
		(in thousands)
Revenues from external customers
Saudi Arabia	$209,734	$132,493	$—
United States	196,530	231,292	303,090
India	162,650	145,542	143,485
Brazil	155,819	—	—
Mexico	108,276	226,677	500,669
Other	237,979	256,509	287,605

	$1,070,988	$992,513	$1,234,849

Long lived assets at period end
United States	$375,370	$137,442	$108,241
Foreign areas	218,152	212,107	208,635

	$593,522	$349,549	$316,876

These assets include marine vessels and related equipment that are mobile and frequently move between countries.
18. Major Customers
The following table sets forth revenues from certain customers from whom we earned 10% or more of our total revenues in a given year.

	Year Ended December 31,
	2008		2007		2006
			(in thousands)
	Amount	%	Amount	%	Amount	%
Customer A	$157,443	15%	$137,931	14%	$235,284	19%
Customer B	153,279	14%	2,035	—	—	—
Customer C	151,774	14%	41,117	4%	—	—
Customer D	103,961	10%	39,408	4%	133,209	11%
Customer E	103,907	10%	223,803	23%	499,105	40%
Sales to Customer A were reported by multiple segments. Sales to Customer B and E were reported by our Latin America segment. Sales to Customer C were reported by our Middle East segment. Sales to Customer D were reported by our Asia Pacific/India segment.
19. Supplemental Disclosures of Cash Flow Information
     Supplemental cash flow information for 2008, 2007, and 2006 are as follows.

	Year Ended December 31,
	2008	2007	2006
		(in thousands)
Cash paid for:
Interest, net of amount capitalized	$11,743	$5,634	$12,772
Income taxes	31,068	66,540	55,437
Property and equipment additions included in accounts payable	25,170	8,801	1,031
Other Non-Cash Transactions:
During 2008, 2007, and 2006 the tax effect of the exercise of stock options resulted in an increase in additional paid-in capital and reductions to income taxes payable of $6.5 million, $4.8 million, and $3.7 million, respectively.
20. Related Party Transactions
Mr. William J. Doré, who is a beneficial owner of more than 5% of the outstanding common stock of the Company, was re-elected to the Board of Directors of the Company on December 5, 2008. The Company and Mr. Doré are parties to a retirement and consulting agreement, as amended. Pursuant to the terms of the agreement, we recorded expenses of $575,000, $428,000, and $46,000, for services provided by and office space leased during 2008, 2007, and 2006, respectively. In 2007, we purchased $26,556 of equipment from Mr. Doré and sold him equipment valued at the same price.
21. Interim Financial Information (Unaudited)
     The following is a summary of consolidated interim financial information for 2008 and 2007:

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
		(in thousands, except per share amounts)
2008
Revenues	$301,465	$300,543	$218,551	$250,429	$1,070,988
Gross profit (loss)	54,330	7,836	(88,858)	13,099	(13,593)
Net income (loss)	26,830	(13,480)	(102,787)	(27,924)	(117,361)

Net income(loss) per share
Basic	$0.23	$(0.12)	$(0.90)	$(0.25)	$(1.03)
Diluted	$0.23	$(0.12)	$(0.90)	$(0.25)	$(1.03)

2007
Revenues	$277,009	$248,940	$203,536	$263,028	$992,513
Gross profit	93,474	74,133	56,822	48,316 (1)	272,745
Net income	54,456	41,129	31,475	32,900 (1)	159,960

Net income per share
Basic	$0.47	$0.35	$0.27	$0.29	$1.38
Diluted	$0.46	$0.35	$0.27	$0.28	$1.36

(1)	Includes the effect of a $2.5 million Algerian business and income tax settlement.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management has established and maintains a system of disclosure controls and procedures to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2008, our management, including our principal executive officer and principal financial officer, conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of December 31, 2008 are effective in ensuring that the material information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Based on our evaluation under the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was effective as of December 31, 2008 to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. The conclusion of our principal executive officer and principal financial officer is based on the recognition that there are inherent limitations in all systems of internal control. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our internal control over financial reporting as of December 31, 2008 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ John A. Clerico	/s/ Jeffrey B. Levos
John A. Clerico	Jeffrey B. Levos
Chief Executive Officer	Chief Financial Officer

Carlyss, Louisiana
February 27, 2009

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE OF THE REGISTRANT
The information required by this Item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2009 Annual Meeting of Shareholders. See “Item (Unnumbered) Executive Officers of the Registrant” appearing in Part I of this Annual Report.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by the Item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2009 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2009 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2009 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2009 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1	—	Financial Statements.
Included in Part II of this report.
Independent Auditors’ Report.
Consolidated Balance Sheets as of December 31, 2008 and 2007.
Consolidated Statements of Operations for the years ended December 31, 2008, 2007, and 2006.
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2008, 2007, and 2006.
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007, and 2006.
Notes to Consolidated Financial Statements.

	2	—	Financial Statement Schedules.
The following financial statement schedule is included:
Schedule II — Valuation and Qualifying Accounts.
All other financial statement schedules are omitted because the information is not required or because the information required is in the financial statements or notes thereto.

	3	—	Exhibits.
Pursuant to Item 601(B)(4)(iii), the Registrant agrees to furnish to the Commission, upon request, a copy of any instrument with respect to long-term debt not exceeding 10% of the total assets of the Registrant and its consolidated subsidiaries.
The following exhibits are filed as part of this Annual Report:

	3.1	—	Amended and Restated Articles of Incorporation of Registrant as amended, incorporated by reference to Exhibits 3.1 and 3.3 to the Form S-1 Registration Statement filed by the Registrant (Reg. No 33-56600).

	*3.2	—	Bylaws of Registrant, as amended through October 31, 2007.

	4.1	—	Form of Common Stock certificate, incorporated by reference to Exhibit 4.1 to the Form S-1 filed by Registrant (Reg. No. 33-56600).

	10.3	—	Agreement of Lease dated May 1, 1992, between SFIC Gulf Coast Properties, Inc. and Global Pipelines PLUS, Inc., incorporated by reference to Exhibit 10.6 to the Form S-1 filed by Registrant (Reg. No. 33-56600).

	10.4	—	Lease Extension and Amendment Agreement dated January 1, 1996, between Global Industries, Ltd. and William J. Doré relating to the Lafayette office and adjacent land, incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

	10.5	—	Agreement between Global Divers and Contractors, Inc. and Colorado School of Mines, dated October 15, 1991, incorporated by reference to Exhibit 10.20 to the Form S-1 filed by Registrant (Reg. No. 33-56600).

	10.6	—	Sublicense Agreement between Santa Fe International Corporation and Global Pipelines PLUS, Inc. dated May 24, 1990, relating to the Chickasaw’s reel pipelaying technology, incorporated by reference to Exhibit 10.21 to the Form S-1 filed by Registrant (Reg. No. 33-56600).

	10.7	—	Non-Competition Agreement and Registration Rights Agreement between the Registrant and William J. Doré, incorporated by reference to Exhibit 10.23 to the Form S-1 filed by Registrant (Reg. No. 33-56600).

	10.10	—	Trust Indenture relating to United States Government Guaranteed Ship Financing Obligations between Global Industries, Ltd., ship owner, and Hibernia National Bank, Indenture Trustee, dated as of September 27, 1994, incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995.

	10.12	—	Trust Indenture relating to United States Government Guaranteed Ship Financing Obligations between Global Industries, Ltd., ship owner, and First National Bank of Commerce, Indenture Trustee, dated as of August 15, 1996, incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997 (SEC File No. 000-21086).

10.13	—	Form of Indemnification Agreement between the Registrant and each of the Registrant’s directors, incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997 (SEC File No. 000-21086).

10.14	—	Amendment Assignment and Assumption of Authorization Agreement relating to United States Government Ship Financing obligations between Global Industries, Ltd., ship owner, and First National Bank of Commerce, Indenture Trustee, dated as of October 23, 1996, incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997 (SEC File No. 000-21086).

†10.15	—	Global Industries, Ltd. 1998 Equity Incentive Plan incorporated by reference to exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (SEC File No. 000-21086).

10.16	—	Facilities Agreement (related to Carlyss Facility) by and between the Registrant and Lake Charles Harbor and Terminal District dated as of November 1, 1997, incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 (SEC File No. 000-21086).

10.17	—	Ground Lease and Lease-Back Agreement (related to Carlyss Facility) by and between the Registrant and Lake Charles Harbor and Terminal District dated as of November 1, 1997, incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 (SEC File No. 000-21086).

10.18	—	Pledge and Security Agreement (related to Carlyss Facility) by and between Registrant and Bank One, Louisiana, National Association, dated as of November 1, 1997, incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 (SEC File No. 000-21086).

*†10.19	—	Global Industries, Ltd. Non-Employee Directors Compensation Plan, as amended.

10.20	—	Trust Indenture relating to United States Government Guaranteed Ship Financing Obligations between Global Industries, Ltd., ship owner, and Wells Fargo Bank, Indenture Trustee, dated as of February 22, 2000, incorporated by reference to Exhibit 10.33 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

†10.21	—	2000 Amendment to Global Industries, Ltd. 1998 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report for the quarter ended March 31, 2001.

†10.24	—	Form of Executive Long-Term Restricted Stock Agreement (Performance Vesting/POC-TSR Based), incorporated by reference to Exhibit 10.1 to Form 8-K filed September 30, 2004.

†10.25	—	Global Industries, Ltd. 2005 Management Incentive Plan. incorporated by reference to Exhibit 10.40 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

†10.26	—	Global Industries, Ltd. 2005 Stock Incentive Plan, incorporated by reference to Exhibit 10.42 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

†10.27	—	Global Industries, Ltd. 2005 Restricted Stock Agreement Form, incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed November 7, 2005.

†10.28	—	Letter Agreement between the Company and Peter S. Atkinson dated November 16, 2005, incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed November 22, 2005.

†10.31	—	Form of Executive Long-term Incentive Performance Unit Agreement. incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed February 22, 2006.

†10.32	—	Form of Non-Employee Director Restricted Stock Agreement dated May 16, 2006, incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed May 22, 2006.

10.33	—	Trading Plan dated June 5, 2006 between Mr. William J. Doré and Raymond James Financial authorizing the sale of up to a maximum six million of his common shares of Global Industries, Ltd., incorporated by reference to Exhibit 99.1 of registrant’s Form 8-K filed June 6, 2006.

10.34	—	Third Amended and Restated Credit Agreement dated June 30, 2006 among Global Industries, Ltd. Global Offshore Mexico, S. de R.L. de C.V., Global Industries International, L.P., the Lenders and Calyon New York Branch, as administrative agent for the Lenders. incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed July 7, 2006.

10.35	—	A Settlement Agreement where GLOBAL, VINCI, and ACERGY agree to release, waive, and extinguish any rights, claims or causes of action they have or may have against each other, and agree to dismiss the pending legal proceedings referenced in the Settlement Agreement. incorporated by reference to Exhibit 10.1 of registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

†10.36	—	Employment Agreement between Global Industries, Ltd. and B. K. Chin effective as of September 18, 2006. incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed September 22, 2006.

†10.37	—	Retirement Agreement between Global Industries, Ltd. and Mr. William J. Doré effective as of September 18, 2006. incorporated by reference to Exhibit 10.2 of registrant’s Quarterly Report on Form 8-K filed September 22, 2006.

10.38	—	Indenture of Global Industries, Ltd. and Wells Fargo Bank, National Association, as Trustee, dated July 27, 2007. incorporated by reference to Exhibit 4.1 of registrant’s Form 10-Q for the quarter ended June 30, 2007.

10.39	—	Registration Rights Agreement, by and between Global Industries, Ltd., as Issuer, and Lehman Brothers Inc., as Representative of the Several Initial Purchasers, dated as of July 27, 2007. incorporated by reference to Exhibit 4.2 of registrant’s Form 10-Q filed August 6, 2007.

10.40	—	Purchase Agreement, between Global Industries, Ltd. and Lehman Brothers Inc., Calyon Securities (USA) Inc., Fortis Securities LLC and Natexis Bleichroeder Inc., dated July 23, 2007. incorporated by reference to Exhibit 10.1 of registrant’s Form 10-Q filed August 6, 2007.

10.41	—	Amendment No. 2 to Third Amended and Restated Credit Agreement, dated July 27, 2007, by and among Global Industries, Ltd., Global Offshore Mexico, S. de R.L. de C.V., and Global Industries International L.L.C. in its capacity as general partner of Global Industries International, L.P., the Lenders party to the Credit Agreement, and Calyon New York Branch, as administrative agent for the Lenders. incorporated by reference to Exhibit 10.2 of registrant’s Form 10-Q filed August 6, 2007.

10.42	—	Amendment No. 3 to Third Amended and Restated Credit Agreement dated October 18, 2007 among Global Industries, Ltd., Global Offshore Mexico, S. DE R.L. DE C.V., Global International, L.L.C., in its capacity as general partner of Global Industries International, L.P., the Lenders and Calyon New York Branch as administrative agent for the Lenders. (incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed October 24, 2007.

10.44	—	Amendment No. 4 and Waiver to the Third Amended and Restated Credit Agreement dated November 7, 2008 among Global Industries, Ltd., Global Offshore Mexico, S. de R.L. de C.V., Global Industries International, L.L.C., in its capacity as general partner of Global Industries International, L.P., the Lenders and Calyon New York Branch, as administrative agent for the Lenders incorporated by reference to Exhibit 10.2 of registrant’s Quarterly Report onForm 10-Q for the quarter ended September 30, 2008.

†10.45	—	Form of Change-In-Control Agreement Form of Change-In-Control Agreement (with tax gross-up), incorporated by reference to Exhibit 10.3 of registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

†10.46	—	Form of Change-In-Control Agreement (without tax gross-up), incorporated by reference to Exhibit 10.4 of registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

†10.47	—	Resignation and Release Agreement between Global Industries, Ltd. and Mr. B.K. Chin effective as of October 16, 2008, incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed October 22, 2008.

†10.48	—	Amended Retirement Agreement between Global Industries, Ltd. and Mr. William J. Doré effective as of December 5, 2008, incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed December 8, 2008.

*10.49	—	Amendment No. 5 to the Third Amended and Restated Credit Agreement dated February 25, 2009 among Global Industries, Ltd. Global Offshore Mexico, S. de R.L. de C.V., Global Industries International, L.L.C., in its capacity as general partner of Global Industries International, L.P., the Lenders and Calyon New York Branch, as administrative agent for the Lenders

*21.1	—	Subsidiaries of the Registrant.

*23.1	—	Consent of Deloitte & Touche LLP.

*31.1	—	Section 302 Certification of John A. Clerico.

*31.2	—	Section 302 Certification of Jeffrey B. Levos.

**32.1	—	Section 906 Certification of John A. Clerico.

**32.2	—	Section 906 Certification of Jeffrey B. Levos.

*	Included with this filing.

†	Indicates management contract or compensatory plan or arrangement filed pursuant to Item 601 (b)(10)(iii) of Regulation S-K.

**	Furnished herewith

Global Industries, Ltd.
Schedule II Valuation and Qualifying Accounts
For the Years Ended December 31, 2008, 2007, and 2006

		Additions
	Balance at	Charged to	Charged		Balance at
	Beginning of	Costs and	to Other		End of
Description	Period	Expenses	Accounts	Deductions	Period
	(in thousands)

Year ended December 31, 2008 Allowances for doubtful accounts	$1,278	$11,512	$—	$720	$12,070

Year ended December 31, 2007 Allowances for doubtful accounts	$17,203	$11,819	$—	$27,744	$1,278

Year ended December 31, 2006 Allowances for doubtful accounts	$7,757	$38,323	$—	$28,877	$17,203

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INDUSTRIES, LTD.
By:	/s/JEFFREY B. LEVOS
Jeffrey B. Levos
Chief Financial Officer (Principal Financial Officer) February 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JOHN A. CLERICO John A. Clerico	Interim Chairman of the Board and Chief Executive Officer	February 27, 2009

/s/ JEFFREY B. LEVOS Jeffrey B. Levos	Chief Financial Officer (Principal Financial Officer)	February 27, 2009

/s/ TRUDY P. MCCONNAUGHHAY Trudy P. McConnaughhay	Controller (Principal Accounting Officer)	February 27, 2009

/s/ LAWRENCE R. DICKERSON Lawrence R. Dickerson	Director	February 27, 2009

/s/ EDWARD P. DJEREJIAN Edward P. Djerejian	Director	February 27, 2009

/s/ WILLIAM J. DORE William J. Doré	Director	February 27, 2009

/s/ LARRY E. FARMER Larry E. Farmer	Director	February 27, 2009

/s/ EDGAR G. HOTARD Edgar G. Hotard	Director	February 27, 2009

/s/ RICHARD A. PATTAROZZI Richard A. Pattarozzi	Director	February 27, 2009

/s/ JAMES L. PAYNE James L. Payne	Director	February 27, 2009

/s/ MICHAEL J. POLLOCK Michael J. Pollock	Director	February 27, 2009

/s/ CINDY B. TAYLOR Cindy B. Taylor	Director	February 27, 2009