Form 10-Q
period 2009-03-31
GLOBAL INDUSTRIES LTD
filed 2009-05-07
CIK 895663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
YES ☑            NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☐            NO ☐
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
YES ☐            NO ☑
The number of shares of the registrant’s common stock outstanding as of May 5, 2009, was 113,883,439.

Global Industries, Ltd.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Global Industries, Ltd.
We have reviewed the accompanying condensed consolidated balance sheet of Global Industries, Ltd. and subsidiaries (the “Company”) as of March 31, 2009, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Global Industries, Ltd. and subsidiaries as of December 31, 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended prior to retrospective adjustment for the adoption of FASB Staff Position (FSP) APB 14-1 “Accounting for Convertible Debt Instruments That May be Settled In Cash upon Conversion (Including Partial Cash Settlement)”(not presented herein); and in our report dated February 27, 2009, we expressed an unqualified opinion on those consolidated financial statements. We also audited the adjustments described in Note 2 that were applied to retrospectively adjust the December 31, 2008 consolidated balance sheet of Global Industries, Ltd. and subsidiaries (not presented herein). In our opinion, such adjustments are appropriate and have been properly applied to the previously issued consolidated balance sheet in deriving the accompanying retrospectively adjusted condensed consolidated balance sheet as of December 31, 2008.
DELOITTE & TOUCHE LLP
/s/ Deloitte & Touche LLP
May 7, 2009
Houston, Texas

GLOBAL INDUSTRIES, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2009	2008
	(Unaudited)	As adjusted
		(Note 2)
ASSETS
Current Assets
Cash and cash equivalents	$268,024	$287,669
Restricted cash	83,078	94,516
Accounts receivable — net of allowance of $12,112 for 2009 and $12,070 for 2008	193,002	180,018
Unbilled work on uncompleted contracts	116,263	86,011
Contract costs incurred not yet recognized	10,138	11,982
Deferred income taxes	9,153	7,223
Assets held for sale	16,417	2,181
Prepaid expenses and other	44,010	44,585

Total current assets	740,085	714,185

Property and Equipment, net	608,256	599,078

Other Assets
Marketable securities — long-term	41,384	42,375
Accounts receivable — long-term	22,246	22,246
Deferred charges, net	66,473	70,573
Goodwill	37,388	37,388
Other	3,500	3,508

Total other assets	170,991	176,090

Total	$1,519,332	$1,489,353

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long term debt	$3,960	$3,960
Accounts payable	213,017	207,239
Employee-related liabilities	28,577	26,113
Income taxes payable	49,628	38,649
Accrued interest payable	2,100	5,613
Advance billings on uncompleted contracts	16,599	4,609
Accrued anticipated contract losses	17,900	35,055
Other accrued liabilities	10,690	12,053

Total current liabilities	342,471	333,291

Long-Term Debt	290,025	289,966
Deferred Income Taxes	64,206	64,020
Other Liabilities	12,971	13,266

Commitments and Contingencies	—	—

Shareholders’ Equity
Common stock, $0.01 par value, 150,000 shares authorized, and 120,017 and 119,650 shares issued at March 31, 2009 and December 31, 2008, respectively	1,200	1,197
Additional paid-in capital	510,820	509,345
Retained earnings	413,731	394,699
Treasury stock at cost, 6,130 shares and 6,130 shares, respectively	(105,038)	(105,038)
Accumulated other comprehensive loss	(11,054)	(11,393)

Total shareholders’ equity	809,659	788,810

Total	$1,519,332	$1,489,353

See Notes to Condensed Consolidated Financial Statements.

GLOBAL INDUSTRIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31
	2009	2008
		As adjusted
		(Note 2)
Revenues	$269,465	$301,465
Cost of operations	224,098	247,135

Gross profit	45,367	54,330
Gain on asset disposals and impairments	(4,808)	(2,163)
Selling, general and administrative expenses	19,871	23,039

Operating income	30,304	33,454

Interest income	574	6,764
Interest expense	(3,493)	(5,226)
Other income (expense), net	2,078	856

Income from operations before taxes	29,463	35,848
Income taxes	10,432	9,738

Net income	$19,031	$26,110

Earnings Per Common Share
Basic	$0.17	$0.23
Diluted	$0.17	$0.22

Weighted Average Common Shares Outstanding
Basic	113,671	115,267
Diluted	114,062	116,742
See Notes to Condensed Consolidated Financial Statements.

GLOBAL INDUSTRIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31
	2009	2008
		As adjusted
		(Note 2)
Cash Flows From Operating Activities
Net Income	$19,031	$26,110
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and non-stock-based amortization	15,629	12,236
Stock-based compensation expense	1,974	2,944
Provision for doubtful accounts	3,066	356
Gain on sale or disposal of property and equipment	(4,851)	(2,163)
Derivative (gain) loss	—	(172)
Loss on asset impairments	43	—
Deferred income taxes	(1,854)	(4,976)
Excess tax benefits from stock-based compensation	—	(2,106)
Changes in operating assets and liabilities
Accounts receivable, unbilled work, and contract costs	(39,508)	(66,858)
Prepaid expenses and other	582	(6,116)
Accounts payable, employee-related liabilities, and other accrued liabilities	(1,617)	(11,853)
Deferred dry-docking costs incurred	(2,535)	(16,589)

Net cash provided by (used in) operating activities	(10,040)	(69,187)

Cash Flows From Investing Activities
Proceeds from the sale of assets	1,217	4,409
Additions to property and equipment	(20,219)	(18,577)
Purchase of marketable securities	—	(49,296)
Sale of marketable securities	—	84,504
Decrease in (additions to) restricted cash	11,438	(7)

Net cash provided by (used in) investing activities	(7,564)	21,033

Cash Flows From Financing Activities
Repayment of long-term debt	(1,980)	(1,980)
Proceeds from sale of common stock, net	—	666
Repurchase of common stock	—	(1,665)
Additions to deferred charges	—	(15)
Excess tax benefits from stock-based compensation	—	2,106
Other	(61)	—

Net cash provided by (used in) financing activities	(2,041)	(888)

Cash and cash equivalents
Increase (decrease)	(19,645)	(49,042)
Beginning of period	287,669	723,450

End of period	$268,024	$674,408

Supplemental Disclosures
Interest Paid	$4,127	$7,305
Income Taxes Paid	$4,903	$15,054
Property and Equipment Additions included in Accounts Payable	$36,629	$5,428
See Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
1.	General

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Global Industries, Ltd. and its subsidiaries (“Company,” “we,” “us,” or “our”).

In the opinion of management of our Company, all adjustments (such adjustments consisting of a normal and recurring nature) necessary for a fair presentation of the operating results for the interim periods presented have been included in the unaudited Condensed Consolidated Financial Statements. Operating results for the period ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These financial statements should be read in conjunction with our audited Consolidated Financial Statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Reclassifications

During the second quarter of 2008, we began separately disclosing interest income on the accompanying Condensed Consolidated Statement of Operations. This reclassification had no impact on net income for these periods.

During the third quarter of 2008, we began separately disclosing accrued anticipated contract losses on our Condensed Consolidated Balance Sheets.

Recent Accounting Pronouncements

SFAS 157. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and enhances disclosures about instruments carried at fair value, but does not change existing guidance as to whether or not an instrument is carried at fair value. In February 2008, the FASB issued FASB Staff Positions (“FSP”) SFAS 157-2, “Effective Date for FASB Statement 157”. This FSP permits the delayed application of SFAS 157 for all non-recurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). This FSP clarifies the application of SFAS 157 when the market for a financial asset is not active. FSP FAS 157-3 was effective upon issuance and used to evaluate the fair value of auction rate securities as of September 30, 2008. Our Company adopted SFAS 157, as amended, on a prospective basis beginning January 1, 2008, for its financial assets and liabilities and January 1, 2009 for its non-financial assets and liabilities, which consists of goodwill and assets held for sale. The adoption of SFAS No. 157 for our nonfinancial assets and liabilities did not have a material impact on our consolidated results of operations and financial condition. See further discussion about the implementation of SFAS 157 in Note 6.

In April, 2009, the FASB issued three new accounting standards which are required to be adopted for interim and annual reporting periods ending after June 15, 2009. The Company is currently evaluating the impact of the following:

FASB Staff Position FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” which provides guidance for determining fair values when there is no active market or where the price inputs being used represent distressed sales.

FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” provides additional guidance to provide greater clarity about the credit and noncredit component of an other than temporary impairment event and to improve presentation and disclosure of other than temporary impairments in the financial statements.

FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments", to require disclosures about the fair value of financial instruments in interim as well as annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting” to require those disclosures in all interim financial statements.

SFAS 161. In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires specific disclosures regarding the location and amounts of derivative instruments in our Company’s financial statements, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect our Company’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued, and for fiscal years and interim periods, beginning after November 15, 2008. Our Company adopted SFAS 161 beginning January 1, 2009. See Note 5 for disclosures required by SFAS 161.

FSP APB 14-1. In May 2008, the FASB issued FSP APB No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which changed the accounting for our 2.75% Senior Convertible Debentures (“Debentures”) due 2027. The FSP requires cash settled convertible debt to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component is the estimated fair value of similar bonds without the conversion feature. The difference between the bond cash proceeds and this estimated fair value is recorded as a debt discount and amortized to interest expense over the life of the bond. Although FSP APB 14-1 has no impact on our Company’s actual past or future cash flows, it requires our Company to record a material increase in non-cash interest expense as the debt discount is amortized. FSP APB 14-1 became effective for our Company beginning January 1, 2009 and is applied retrospectively to all periods presented. See Note 2 for disclosure of financial statement impacts resulting from implementation of this FSP.

FSP EITF 03-6-1. In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share”. This FSP is applied retrospectively for financial statements issued for fiscal years beginning after December 15, 2008. Our Company adopted FSP EITF 03-6-1 retrospectively beginning January 1, 2009. See Note 2 for disclosure of the financial statement impact from implementation of this FSP.

FSP EITF 07-5. In June 2008, the FASB issued FSP EITF 07-5, “Determing Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“FSP EITP 07-5”). This FSP provides guidance for determing whether an equity-linked financial instrument (or embedded feature) is indexed to entity’s own stock. This FSP is applied to financial statements issued for fiscal years beginning after December 31, 2008, with the cumulative effect of the change in accounting principle recognized as an adjustment to opening retained earnings. Our Company adopted FSP EITF 07-5 beginning January 1, 2009 and the adoption had no effect on our financial statements.

2.	Change in Method of Accounting

Debentures — On January 1, 2009 we implemented FSP APB No. 14-1 that changes the accounting treatment of our Debentures. Comparative financial statements for prior periods presented have been adjusted to apply the new method retrospectively. Using a 7.5% effective interest rate, our Company determined the bifurcation as of the date of issuance, July 27, 2007, was $217.7 million for the debt component and $107.3 million for the equity component which is amortized as interest expense over the 10 year period ending August 1, 2017. This is the earliest date that holders of the Debentures may require us to repurchase all or part of their Debentures for cash. The Debentures are convertible into cash, and if applicable, into shares of our Company’s common stock, or under certain circumstances and at our election, solely into our Company’s common stock, based on a conversion rate of 28.1821 shares per $1,000 principal amount of Debentures, which represents an initial conversion price of $35.48 per share. As of March 31, 2009, the Debentures if-converted value does not exceed the Debentures’ principal of $325 million. The retrospective implementation changed previously disclosed financials as follows:
•	Property and Equipment, net — due to increased capitalized interest resulting from increased interest expense that qualified for capitalization, net of additional depreciation expense on the increased asset value;

•	Long-Term Debt and Additional Paid-In Capital — due to reclassification of equity component of Debentures;

•	Deferred Income Taxes — due to the tax impact of the temporary tax basis difference of the long-term debt; and

•	Interest Expense and Net Income —due to impact of additional interest expense recorded for Debentures net of income taxes.

     The adjusted components of our Debentures are as follows:

	March 31	December 31
	2009	2008
	(In thousands)
Principal amount of debt component	$325,000	$325,000
Less: Unamortized debt discount	94,375	96,414

Carrying amount of debt component	$230,625	$228,586

Debt discount on issuance	$107,261	$107,261
Less: Issuance costs	2,249	2,249
Deferred income tax	36,772	36,772

Carrying amount of equity component	$68,240	$68,240

Although FSP APB 14-1 has no impact on our Company’s actual past or future cash flows, it requires our Company to record a material increase in non-cash interest expense as the debt discount is amortized. The table below presents adjusted Debentures interest expense:

	Three Months Ended
	March 31
	2009	2008
	(In thousands)
Contractual interest coupon, 2.75%	$2,234	$2,234
Amortization of debt discount	2,040	1,895

Total Debentures interest expense	$4,274	$4,129

Effective interest rate	7.5%	7.5%
The following financial statement line items were affected by the application of FSP APB No. 14-1(in thousands, except per share):
Condensed Consolidated Balance Sheet
March 31, 2009

	As Computed	As Reported
	before	after	Effect of
	Bifurcation	Bifurcation	Change
ASSETS
Property and Equipment, net	$600,712	$608,256	$7,544
Deferred charges, net	68,189	66,473	(1,716)

LIABILITIES AND SHAREHOLDERS’ EQUITY
Long-Term Debt	$384,400	$290,025	$(94,375)
Deferred Income Taxes	29,117	64,206	35,089
Additional paid-in capital	442,579	510,820	68,241
Retained earnings	416,857	413,731	(3,126)
Condensed Consolidated Balance Sheet
December 31, 2008

	As Originally	As	Effect of
	Reported	Adjusted	Change
ASSETS
Property and Equipment, net	$593,522	$599,078	$5,556
Deferred charges, net	72,370	70,573	(1,797)

LIABILITIES AND SHAREHOLDERS’ EQUITY
Long-Term Debt	$386,380	$289,966	$(96,414)
Deferred Income Taxes	28,941	64,020	35,079
Additional paid-in capital	441,105	509,345	68,240
Retained earnings	397,845	394,699	(3,146)

Condensed Consolidated Statement of Operations
Three Months Ended March 31, 2009

	As Computed	As Reported
	before	after	Effect of
	Bifurcation	Bifurcation	Change
Interest expense	$(3,522)	$(3,493)	$(29)
Income from operations before taxes	29,434	29,463	29
Income taxes	10,422	10,432	10
Net income	19,012	19,031	19

Earnings Per Common Share
Basic	$0.17	$0.17	$—
Diluted	$0.17	$0.17	$—
Condensed Consolidated Statement of Operations
Three Months Ended March 31, 2008

	As Originally	As	Effect of
	Reported	Adjusted	Change
Interest expense	$(4,118)	$(5,226)	$1,108
Income from operations before taxes	36,956	35,848	(1,108)
Income taxes	10,126	9,738	(388)
Net income	26,830	26,110	(720)
Earnings Per Common Share
Basic	$0.23	$0.23	$—
Diluted	$0.23	$0.22	$(0.01)
Condensed Consolidated Statement of Cash Flows
Three Months Ended March 31, 2009

	As Computed	As Reported
	before	after	Effect of
	Bifurcation	Bifurcation	Change
Net Income	$19,012	$19,031	$19
Depreciation and non-stock-based amortization	15,658	15,629	(29)
Deferred income taxes	(1,844)	(1,854)	(10)
Condensed Consolidated Statement of Cash Flows
Three Months Ended March 31, 2008

	As Originally	As	Effect of
	Reported	Adjusted	Change
Net Income	$26,830	$26,110	$(720)
Depreciation and non-stock-based amortization	11,128	12,236	1,108
Deferred income taxes	(4,588)	(4,976)	(388)

For the years ending December 31, 2008, the following financial statement line items were affected by the application of FSP APB No. 14-1 (in thousands):

	Net Increase (Decrease)
		Deferred	Property and	Deferred	Additional
	Long-Term	Charges,	Equipment,	Income	paid-in	Retained
	Debt	Net	Net	Taxes	capital	earnings

Allocation of long-term debt proceeds and issuance costs to equity component on issuance date	$(107,261)	$(2,249)	$—	$36,772	$68,247	$—
Cumulative retrospective impact from amortization of discount on liability component and debt issuance costs	3,080	138	925	(708)	—	(1,316)

Cumulative retrospective impact at January 1, 2008	(104,181)	(2,111)	925	36,064	68,247	(1,316)
Retrospective impact from amortization of discount on liability component and debt issuance costs during 2008	7,767	314	4,631	(985)	(7)	(1,830)

Cumulative retrospective impact at December 31, 2008	$(96,414)	$(1,797)	$5,556	$35,079	$68,240	$(3,146)

The adoption of FSP APB 14-1 resulted in increased noncash interest expense of $2.0 million and decreased net income of $1.3 million for the year ended December 31, 2007. The retrospective impact to diluted earnings per share was a decrease of $0.01 per share for the year ended December 31, 2007. For the year ended December 31, 2008, noncash interest expense increased by $2.8 million and net loss increased by $1.8 million, or $0.02 per diluted share.
Earnings per Share Computation — We retrospectively implemented FSP EITF 03-6-1 on January 1, 2009 which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share”. Our non-vested restricted stock awards contain nonforfeitable rights to dividends and consequently are required to be included in our calculation of basic earnings per share. For the three months ended March 31, 2008 and prior periods, the implementation of FSP EITF 03-6-1 had no effect on EPS or weighted average common shares. For the twelve months ended December 31, 2008, the implementation of this FSP resulted in a $0.01 decrease in our diluted loss per share for 2008. The following financial statement line items were affected by the application of FSP EITF 03-6-1 for the three months ended March 31, 2009.

Condensed Consolidated Statement of Operations
Three Months Ended March 31, 2009

	As Computed	As Reported
	before	After	Effect of
	Change	Change	Change
Earnings Per Common Share
Basic	$0.17	$0.17	$—
Diluted	$0.17	$0.17	$—
3.	Restricted Cash

At March 31, 2009, $81.9 million of restricted cash represents cash collateral for outstanding letters of credit and bank guarantees related to the November 2008 waiver and amendment of our Revolving Credit Facility. We expect the period of restriction on this cash will not exceed twelve months based upon our operating and cash flow projections. This restricted cash is therefore classified as a current asset on the accompanying Condensed Consolidated Balance Sheets. The remaining $1.2 million restricted cash was comprised of cash deposits related to foreign currency exchange arrangements. Restrictions with respect to these deposits will remain in effect until we terminate the associated foreign currency arrangement.

4.	Marketable Securities

As of March 31, 2009, our Company held $42.4 million at par value in auction rate securities which are variable rate bonds tied to short-term interest rates with maturities up to 30 years. Auction rate securities have interest rate resets through a Dutch auction at predetermined short intervals. Interest rates generally reset every 7-49 days. The coupon interest rate for these securities ranged from 0.73% to 1.26%, on a tax exempt basis for the three months ended March 31, 2009.

Our Company’s investments in auction rate securities were issued by municipalities and state education agencies. The auction rate securities issued by state education agencies represent pools of student loans for which repayment is substantially guaranteed by the U.S. government under the Federal Family Education Loan Program (“FFELP”). All of our Company ’s investments in auction rate securities have at least a double A rating. As of March 31, 2009, the par value of auction rate securities issued by state education agencies was $30.0 million and the par value of auction rate securities issued by municipalities was $12.4 million.

Auctions for our Company’s auction rate securities continue to fail in 2009. An auction failure, which is not a default in the underlying debt instrument, occurs when there are more sellers than buyers at a scheduled interest rate auction date. This results in a lack of liquidity for these securities, even though debt service continued to occur. During the three months ended March 31, 2009, our Company continued to earn and receive scheduled interest on these securities. Based on the lack of current market liquidity our Company classifies these securities as non-current.

Auction Rate Securities issued by State Education Agencies — During the 2008 fourth quarter our Company accepted an auction rate security rights agreement (“the Settlement”) with UBS Financial Services, Inc. (“UBS”) that permits us to sell, or put, our auction rate securities issued by state education agencies back to UBS at par value at any time during the period from June 30, 2010 through July 2, 2012. We expect to put these auction rate securities back to UBS on June 30, 2010, the earliest date allowable under the settlement, if not sold prior to that date. We reclassified these auction rate securities to trading securities. Consequently, we will be required to assess the fair value of the Settlement and these auction rate securities and record changes in earnings each period until the Settlement is exercised and the securities are redeemed. As of March 31, 2009, we reassessed the fair value of auction rate securities covered under the Settlement and recognized an other-than-temporary impairment charge of $2.1 million in the first quarter of 2009. However, as we will be permitted to put these securities back to UBS at par, we recognized an offsetting $2.1 million gain on the fair value assessment of the Settlement.

Although the Settlement represents the right to sell the securities back to UBS at par, we will be required to periodically assess the economic ability of UBS to meet that obligation in assessing the fair value of the Settlement.

Auction Rate Securities issued by Municipalities — Our Company’s investments in auction rate securities issued by municipalities that are not covered under the Settlement remain classified as available for sale and are carried at fair value with any unrealized gains and losses recorded in Other Comprehensive Income. Our Company concluded the fair value of these auction rate securities issued by municipalities at March 31, 2009 was $11.4 million, a decline of $1.0 million from par value. The decline in fair value has been assessed by our Company as temporary and has been recorded as an unrealized loss in Accumulated Other Comprehensive Income, net of tax of $0.4 million. Our Company will continue to monitor the market for auction rate securities and consider its impact, if any, on fair value of the remaining investment through disposition.

5.	Derivatives

Our Company uses forward contracts to manage its exposure in foreign currency rates. Our Company’s outstanding forward foreign currency contracts at March 31, 2009 are used to hedge cash flows for long-term charter payments on two multi-service vessels denominated in Norwegian Kroners. The Norwegian Kroner forward contracts are accounted for as cash flow hedges with the effective portion of unrealized gains and losses recorded in accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of March 31, 2009 and December 31, 2008, there was $1.4 million and $2.4 million of unrealized losses, net of tax, in accumulated other comprehensive income (loss), respectively. Included in the March 31, 2009 total is approximately $0.8 million of net unrealized losses which are expected to be realized in earnings during the twelve months following March 31, 2009.

Subsequent to March 31, 2009, our Company entered into two forward contracts to purchase 18.9 million Singapore Dollars to hedge certain purchase commitments in the first quarter of 2010 related to the construction of the Global 1200 in Singapore.

6.	Fair Value of Financial Instruments

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
Fair Value Measurements at March 31, 2009
(In thousands)

Description	Total	Level 1	Level 2	Level 3
Cash equivalents	$141,388	$141,388	$—	$—
Marketable securities	41,384	—	—	41,384
Derivative contracts	(2,203)	—	(2,203)	—

Total	$180,569	$141,388	$(2,203)	$41,384

Financial instruments classified as Level 3 in the fair value hierarchy represent auction rate securities and the related put option in which management has used at least one significant unobservable input in the valuation model.

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

The following tables present a reconciliation of activity for such securities:

Changes in Level 3 Financial Instruments

	Three Months Ended
	March 31
	2009	2008
	(In thousands)
Balance at Beginning of Period	$42,375	$48,800
Purchases, issuances, and settlements	—	(13,050)
Unrealized gain (loss)	(991)	(945)

Balance at End of Period	$41,384	$34,805

Our Company adopted SFAS 157, as amended, on a prospective basis beginning January 1, 2009 for its non-financial assets and liabilities, which consists of goodwill and assets held for sale. To assess the fair value of goodwill, we use a valuation model with forecasts that rely on a variety of Level 3 inputs including various external economic and market data and internal forecasts. To assess the fair value of assets held for sale, we use a valuation model that rely on Level 3 inputs including market data of recent sale of similar vessels, our prior experience in the sale of similar assets, and price of third party offers for the asset. Assets measured at fair value on a nonrecurring basis are categorized in the table below based upon the lowest level of significant input to the valuations.
Fair Value Measurements at March 31, 2009
(In thousands)

					Total
					Gains
Description	Total	Level 1	Level 2	Level 3	(Losses)
Assets Held for Sale	$16,417	$—	$—	$16,417	$—
Goodwill	37,388	—	—	37,388	—

Total	$53,805	$—	$—	$53,805	$—

7.	Receivables

Receivables are presented in the following balance sheet accounts: (1) accounts receivable, (2) accounts receivable – long term, (3) unbilled work on uncompleted contracts, and (4) contract costs incurred not yet recognized. Accounts receivable are stated at net realizable value, and the allowances for uncollectible accounts were $12.1 million at both March 31, 2009 and December 31, 2008, respectively. Accounts receivable at March 31, 2009 and December 31, 2008 included $0.1 million, respectively, of retainage, which represents the short-term portion of amounts not immediately collectible due to contractually specified requirements. Accounts receivable – long term at March 31, 2009 and December 31, 2008 represented amounts related to retainage which were not expected to be collected within the next twelve months.

Receivables also include claims and unapproved change orders of $40.9 million at March 31, 2009 and $28.6 million at December 31, 2008. These claims and change orders are amounts due for extra work and/or changes in the scope of work on certain projects.
Costs and Estimated Earnings on Uncompleted Contracts

	March 31	December 31
	2009	2008
	(In thousands)
Costs incurred and recognized on uncompleted contracts	$881,786	$738,496
Estimated earnings	68,050	(19,411)

Costs and estimated earnings on uncompleted contracts	949,836	719,085
Less: Billings to date	(856,310)	(653,373)

	93,526	65,712
Plus: Accrued revenue(1)	6,138	15,770
Less: Advance billing on uncompleted contracts	—	(80)

	$99,664	$81,402

Included in accompanying balance sheets under the following captions:
Unbilled work on uncompleted contracts	$116,263	$86,011
Advance billings on uncompleted contracts	(16,599)	(4,609)

	$99,664	$81,402

(1)	Accrued revenue represents unbilled amounts receivable related to work performed on projects for which the percentage of completion method is not applicable.
8.	Assets Held for Sale

We follow the criteria of SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, for recording our long-lived assets held for sale. Long-lived assets held for sale are carried at the lower of the asset’s carrying value or net realizable value, and depreciation ceases. As of March 31, 2009 and December 31, 2008, we had $16.4 million and $2.2 million, respectively, of assets held for sale. At December 31, 2008, the assets consisted of two dive support vessels, the Sea Puma and Ocean Winsertor; a derrick lay barge, the Tonkawa; and a saturation diving system. Additionally, during the first quarter of 2009 two derrick lay barges, the Seminole and the GP 37, and a cargo barge, the Power Barge 1, were classified as held for sale.

9.	Property and Equipment

The components of property and equipment, at cost, and the related accumulated depreciation are as follows:

	March 31	December 31
	2009	2008
	(In thousands)
Land	$6,322	$6,322
Facilities and equipment	180,520	179,650
Marine vessels	493,091	535,042
Construction in progress	240,738	208,827

Total property and equipment	920,671	929,841
Less: Accumulated depreciation	(312,415)	(330,763)

Property and equipment, net	$608,256	$599,078

Expenditures for property and equipment and items that substantially increase the useful lives of existing assets are capitalized at cost and depreciated. Routine expenditures for repairs and maintenance are expensed as incurred. We capitalized $2.9 million and $1.1 million of interest costs for the three months ended March 31, 2009 and 2008, respectively. Except for major construction vessels that are depreciated on the units-of-production (“UOP”) method over estimated vessel operating days, depreciation is provided utilizing the straight-line method over the estimated useful lives of the assets. The UOP method is based on vessel utilization days and more closely correlates depreciation expense to vessel revenue. In addition, the UOP method provides for a minimum depreciation floor in periods with nominal vessel use. In general, if we applied only a straight-line depreciation method instead of the UOP method, less depreciation expense would be recorded in periods of high utilization and revenues, and more depreciation expense would be recorded in periods of low vessel utilization and revenues.

10.	Deferred Dry Docking Costs

Our Company utilizes the deferral method to capitalize vessel dry docking costs and to amortize the costs to the next dry docking. Such capitalized costs include regulatory required steel replacement, direct costs for vessel mobilization and demobilization and rental of dry docking facilities and services. Crew costs may also be capitalized when employees perform all or a part of the required dry docking. Any repair and maintenance costs incurred during the dry docking period are expensed.

The below table presents dry docking costs incurred and amortization for all periods presented:

	Three Months Ended
	March 31
	2009	2008
	(In thousands)
Net book value at beginning of period	$61,552	$30,734
Additions for the period	2,536	16,589
Amortization expense for the period	(6,272)	(2,735)

Net book value at end of period	$57,816	$44,588

11.	Long-Term Debt

The components of long-term debt are as follows:

	March 31	December 31
	2009	2008
	(In thousands)
Senior Convertible Debentures due 2027, 2.75%	$230,625	$228,586
Title XI Bonds due 2025, 7.71%	63,360	65,340
Revolving Credit Facility	—	—

Total long-term debt	293,985	293,926
Less: Current maturities	3,960	3,960

Long-term debt less current maturities	$290,025	$289,966

On January 1, 2009, we implemented FSP APB 14-1 which changes the accounting treatment of our Senior Convertible Debentures. This FSP requires cash settled convertible debt to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component is the estimated fair value of similar bonds without the conversion feature. The difference between the bond cash proceeds and this estimated fair value is recorded as a debt discount and amortized to interest expense over the life of the bond. For more information related to this accounting change, see Note 2.

Our Revolving Credit Facility provides a borrowing capacity of up to $150.0 million. As of March 31, 2009, our Company had no borrowings against the facility and $78.0 million of letters of credit outstanding thereunder. As a result of operating performance, our Company did not meet the minimum fixed charge coverage ratio under the facility at September 30, 2008. On November 7, 2008, we amended our Revolving Credit Facility to temporarily require our Company to cash-collateralize letters of credit and bank guarantees. While the interim cash collateralization is in effect, no borrowings, letters of credit, or bank guarantees unsecured by cash are available to our Company under the Revolving Credit Facility. Our Company also has a $16.0 million short-term credit facility at one of our foreign locations. At March 31, 2009, we had $1.8 million in cash overdrafts reflected in accounts payable, $6.0 million of letters of credit outstanding, and $8.2 million of credit availability under this particular credit facility.

12.	Commitments and Contingencies

Commitments

Construction and Purchases in Progress – The estimated cost to complete capital expenditure projects in progress at March 31, 2009 was approximately $307.5 million, which primarily represents expenditures for construction of the Global 1200 and Global 1201, our new generation derrick/pipelay vessels. This amount includes aggregate commitments of 118.2 million Singapore Dollars (or $77.7 million as of March 31, 2009) and €12.9 million (or $17.0 million as of March 31, 2009). Subsequent to March 31, 2009, our Company entered into two forward contracts to purchase 18.9 million Singapore Dollars to hedge certain of these purchase commitments.

Off Balance Sheet Arrangements — In the normal course of our business activities, and pursuant to agreements or upon obtaining such agreements to perform construction services, we provide guarantees, bonds, and letters of credit to customers, vendors, and other parties. At March 31, 2009, the aggregate amount of these outstanding bonds was $61.1 million, which are scheduled to expire between April 2009 and June 2010, and the aggregate amount of outstanding letters of credit was $82.2 million, which are due to expire between April 2009 and January 2010.

Contingencies

During the fourth quarter of 2007, we received a payroll tax assessment for the years 2005 through 2007 from the Nigerian Revenue Department in the amount of $23.2 million. The assessment alleges that certain expatriate employees, working on projects in Nigeria, were subject to personal income taxes, which were not paid to the government. We filed a formal objection to the assessment on November 12, 2007. We do not believe these employees are subject to the personal income tax assessed; however, based on past practices of the Nigerian Revenue Department, we believe this matter will ultimately have to be resolved by litigation. We do not expect the ultimate resolution to have a material adverse effect on our Company.

During 2008, we received an additional assessment from the Nigerian Revenue Department in the amount of $40.4 million for tax withholding related to third party service providers. The assessment alleges that taxes were not withheld from third party service providers for the years 2002 through 2006 and remitted to the Nigerian government. We have filed an objection to the assessment. We do not expect the ultimate resolution to have a material adverse effect on our Company.

We have one unresolved issue related to an Algerian tax assessment received by our Company on February 21, 2007. The remaining amount in dispute is approximately $10.4 million of alleged value added tax for the years 2004 and 2005. We are contractually indemnified by our client for the full amount of the assessment that remains in dispute. We continue to engage outside tax counsel to assist us in resolving the tax assessment.

In June 2007, our Company announced that it was conducting an internal investigation of its West Africa operations, focusing on the legality, under the U.S. Foreign Corrupt Practices Act (“FCPA”) and local laws, of one of its subsidiary’s reimbursement of certain expenses incurred by a customs agent in connection with shipments of materials and the temporary importation of vessels into West African waters. The Audit Committee of our Company’s Board of Directors has engaged outside legal counsel to lead the investigation.

At this stage of the internal investigation, our Company is unable to predict what conclusions, if any, the Securities and Exchange Commission (“SEC”) will reach, whether the Department of Justice will open a separate investigation to investigate this matter, or what potential remedies these agencies may seek. If the SEC or Department of Justice determines that violations of the FCPA have occurred, they could seek civil and criminal sanctions, including monetary penalties, against us and certain of our employees, as well as changes to our business practices and compliance programs, any of which could have a material adverse effect on our business and financial condition. In addition, such actions, whether actual or alleged, could damage our reputation and ability to do business. Further detecting, investigating, and resolving these matters is expensive and consumes significant time and attention of our senior management.

We continue to use alternative procedures adopted after the commencement of the investigation to obtain Nigerian temporary import permits. These procedures are designed to ensure FCPA compliance. On conclusion of our current project in Nigeria, as a result of no booked projects and efforts to minimize the financial impact, we will be curtailing our operations in West Africa.

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

Our Company has concluded that it is premature for it to make any financial reserve for any potential liabilities that may result from these activities.

In addition to the previously mentioned legal matters, we are a party to legal proceedings and potential claims arising in the ordinary course of business. We do not believe that these matters arising in the ordinary course of business will have a material impact on our financial statements in future periods.

13.	Comprehensive Income

Other Comprehensive Income – The differences between net income and comprehensive income for each of the comparable periods presented are as follows.

	Three Months Ended
	March 31
	2009	2008
	(In thousands)
Net Income	$19,031	$26,110
Unrealized net gain on derivatives	1,513	1,762
Unrealized loss on auction rate securities	(991)	(945)
Deferred tax benefit	(183)	(358)

Comprehensive Income	$19,370	$26,569

Accumulated Other Comprehensive Income (Loss) – A roll-forward of the amounts included in accumulated other comprehensive income (loss), net of taxes, is shown below.

		Forward		Accumulated
	Accumulated	Foreign		Other
	Translation	Currency	Auction Rate	Comprehensive
	Adjustment	Contracts	Securities	Income (Loss)
	(In thousands)
Balance at December 31, 2008	$(8,978)	$(2,415)	$—	$(11,393)
Change in value	—	1,518	(644)	874
Reclassification to earnings	—	(535)	—	(535)

Balance at March 31, 2009	$(8,978)	$(1,432)	$(644)	$(11,054)

The amount of accumulated translation adjustment included in accumulated other comprehensive income (loss) relates to prior translations of subsidiaries whose functional currency was not the U.S. Dollar. The amount of gain (loss) on forward foreign currency contracts included in accumulated other comprehensive income (loss) hedges our Company’s exposure to changes in Norwegian Kroners for commitments of long-term vessel charters. The amount of loss on auction rate securities relates to a temporary decline in the fair value of certain investments that lack current market liquidity. See also Note 4 for further discussion on auction rate securities.

14.	Stock-Based Compensation

Pursuant to Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, companies must recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards.

The table below sets forth the total amount of stock-based compensation expense for the three months ended March 31, 2009 and 2008.

	Three Months Ended
	March 31
	2009	2008
	(In thousands)
Stock-Based Compensation Expense
Stock Options	$302	$776
Time-Based Restricted Stock	1,523	1,788
Performance Shares and Units	149	380

Total Stock-Based Compensation Expense	$1,974	$2,944

15.	Other Income (Expense), net

Components of other income (expense), net are as follows:

	Three Months Ended
	March 31
	2009	2008
	(In thousands)
Insurance settlement	$978	$—
Derivative contract gain (loss)	—	724
Foreign exchange rate gain (loss)	203	(4)
Other	897	136

Total	$2,078	$856

16.	Income Taxes

Our Company’s effective tax rate for the first quarter of 2009 was 35.4% compared to 27.2% for the first quarter of 2008. The increase in our effective tax rate was due to reduced earnings in foreign jurisdictions with higher deemed profit tax regimes and losses that could not be fully tax benefited.

17.	Earnings Per Share

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

Our Company retrospectively implemented FSP EITF 03-6-1 on January 1, 2009 which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share”. Our non-vested restricted stock awards contain nonforfeitable rights to dividends and consequently are included in computation of earnings per share. For more information related to this change in accounting, see Note 2.

The following table presents the reconciliation between basic shares and diluted shares.

	Three Months Ended
	March 31
	2009	2008
	(In thousands, except per share data)
Net Income	$19,031	$26,110

Common shares dilution
Weighted-average shares outstanding — basic	113,671	115,267
Effect of dilutive securities
Stock options	—	948
Performance units	391	527

Weighted-average shares outstanding — diluted	114,062	116,742

Earnings per share
Basic	$0.17	$0.23
Diluted	$0.17	$0.22
Anti-dilutive shares represent options where the strike price was in excess of the average market price of our Company’s common stock for the period reported and are excluded from the computation of diluted earnings per share. Excluded anti-dilutive shares totaled 1.9 million and 0.3 million for the quarters ended March 31, 2009 and 2008, respectively.

The net settlement premium obligation on the Senior Convertible Debentures, issued in July 2007, was not included in the dilutive earnings per share calculation for the three months ended March 31, 2009 and 2008 because the conversion price of the debentures was in excess of our common stock price.

18.	Segment Information

The following table presents information about the profit (or loss) for the three months ended March 31, 2009 and 2008 of each of our Company’s six reportable segments: North America Offshore Construction Division (“OCD”), North America Subsea, Latin America, West Africa, Middle East (including the Mediterranean), and Asia Pacific/India. In the second quarter of 2008, we renamed our Gulf of Mexico segments to North America segments to better reflect our strategic direction to expand our marketing efforts into Canada, Newfoundland, and other regions in North America. Our Mexico operations remain in our Latin America segment.

During the first quarter of 2009, we made the decision to curtail our operations in our West Africa segment, at the conclusion of our current project. We made this decision in consideration of there being no further projects in our current backlog for the business unit.

Also, during the first quarter of 2009, we discontinued allocation of corporate stewardship costs to our reportable segments. This change has been reflected as a retrospective change to the financial information for the three months ended March 31, 2008 presented below. This change did not affect our condensed consolidated statements of operations or condensed consolidated statements of cash flows.

	Three Months Ended
	March 31
	2009	2008
	(In thousands)
Total segment revenues
North America OCD	$5,319	$6,940
North America Subsea	31,552	24,019
Latin America	76,316	70,172
West Africa	65,132	40,617
Middle East	24,509	85,509
Asia Pacific/India	69,813	82,008

Subtotal	$272,641	$309,265

Intersegment eliminations
North America Subsea	$(1,012)	$(6,038)
Middle East	(2,164)	(1,762)

Subtotal	(3,176)	(7,800)

Consolidated revenues	$269,465	$301,465

Income (loss) before taxes
North America OCD	$(12,238)	$(7,272)
North America Subsea	11,988	(654)
Latin America	6,022	19,883
West Africa	17,778	(4,178)
Middle East	6,322	19,488
Asia Pacific/India	7,379	13,896
Corporate	(7,788)	(5,315)

Consolidated income before taxes	$29,463	$35,848

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
We are including the following discussion to inform our existing and potential shareholders generally of some of the risks and uncertainties that can affect us and to take advantage of the “safe harbor” protection for forward-looking statements that applicable federal securities law affords.
From time to time, our management or persons acting on our behalf make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, to inform existing and potential shareholders about us. These statements may include projections and estimates concerning the timing and success of specific projects and our future backlog, revenues, income and capital expenditures. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. In addition, sometimes we will specifically describe a statement as being a forward-looking statement and refer to this cautionary statement.
In addition, various statements in this Quarterly Report on Form 10-Q, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. Those forward-looking statements appear in Part I, Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to our consolidated financial statements in Part I, Item 1 of this report and elsewhere in this report. These forward-looking statements speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:
•	the level of capital expenditures in the oil and gas industry;

•	risks inherent in doing business abroad;

•	operating hazards related to working offshore;

•	dependence on significant customers;

•	ability to attract and retain skilled workers;

•	general economic and business conditions and industry trends;

•	environmental matters;

•	changes in laws and regulations;

•	the effects of resolving claims and variation orders;

•	adverse outcomes from legal and regulatory proceedings;

•	availability of capital resources;

•	delays or cancellation of projects included in backlog;

•	fluctuations in the prices of or demand for oil and gas;

•	our ability to comply with covenants in our credit agreements and other debt instruments and availability, terms and deployment of capital

•	the level of offshore drilling activity; and

•	foreign exchange, currency, and interest rate fluctuations.
We believe the items we have outlined above are important factors that could cause estimates in our financial statements to differ materially from actual results and those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf. We have discussed many of these factors in more detail elsewhere in this report. These factors are not necessarily all the factors that could affect us. Unpredictable or unanticipated factors we have not discussed in this report could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations. We advise our shareholders that they should (1) be aware that factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.
The following discussion presents management’s discussion and analysis of our financial condition and results of operations and should be read in conjunction with the consolidated financial statements and related notes for the period ended March 31, 2009.

Results of Operations
General
We are a leading offshore construction company offering a comprehensive and integrated range of marine construction and support services in North America, Latin America, West Africa, the Middle East (including the Mediterranean), and Asia Pacific/India regions. These services include pipeline construction, platform installation and removal, project management, construction support, diving services, diverless intervention, SURF (subsea equipment, umbilical, riser, and flow line), IRM (inspection, repairs, and maintenance), and decommissioning/plug and abandonment services. As of the date of this Quarterly Report, upon conclusion of our existing work in West Africa, we will be curtailing operating in the region. We will continue, however, to evaluate viable and profitable projects in the area.
Our results of operations, in terms of revenues, gross profit, and gross profit as a percentage of revenues (“margins”), are principally driven by three factors:  (1) our level of offshore construction activity (“activity”), (2) pricing, which can be affected by contract mix (“pricing”), and (3) operating efficiency on any particular construction project (“productivity”).
Our business consists of two principal activities:
•	Offshore Construction Services, which include pipeline construction and platform installation and removal services; and

•	Subsea Services, which include diving, diver-less intervention, and marine support services.
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
Quarter Ended March 31, 2009 Compared to Quarter Ended March 31, 2008

	Three months ended March 31
	2009		2008
		% of		% of	% Change
	(Thousands)	Revenue	(Thousands)	Revenue	(Unfavorable)
Revenues	$269,465	100.0%	$301,465	100.0%	(10.6%)
Cost of operations	224,098	83.2	247,135	82.0	9.3

Gross profit	45,367	16.8	54,330	18.0	(16.5)
Gain on asset disposals and impairments	(4,808)	1.8	(2,163)	0.7	122.3
Selling, general and administrative expenses	19,871	7.4	23,039	7.6	13.8

Operating income	30,304	11.2	33,454	11.1	(9.4)

Interest income	574	0.2	6,764	2.2	(91.5)
Interest expense	(3,493)	1.3	(5,226)	1.7	33.2
Other income (expense), net	2,078	0.8	856	0.3	142.8

Income before income taxes	29,463	10.9	35,848	11.9	(17.8)
Income taxes	10,432	3.9	9,738	3.2	(7.1)

Net income	$19,031	7.0%	$26,110	8.7%	(27.1%)

Revenues — Revenues decreased by 10.6% to $269.5 million for the first quarter of 2009, compared to the first quarter of 2008. This decrease was primarily due to lower activity in the Middle East and Asia Pacific/India partially offset by higher activity in West Africa, North America Subsea, and Latin America. For a detailed discussion of revenues and income before taxes for each geographical area, see “Segment Information” below.
Gross Profit — Gross profit decreased by 16.5% to $45.4 million in the first quarter of 2009, compared to the first quarter of 2008, primarily due to lower revenues and lower project margins. Profits from our Latin America segment were lower in the first quarter of 2009 due to an additional booked loss on our Camarupim project in Brazil of $11.3 million. Higher profits in our West Africa segment were attributable to increased project profitability due to increased pricing and greater productivity, as well as the positive impact of the transfer of the Hercules and Sea Constructor to North America at the beginning of 2009. Our Middle East segment experienced comparatively lower profitability in the first quarter of 2009 primarily due to continued work on our loss position project in Saudi Arabia. Profitability in our Asia Pacific/India segment declined mainly due to lower margins. Our North America Subsea segment experienced higher margins due to increased activity primarily attributable to the Olympic Challenger and Global Orion which entered service in the second half of 2008. Our North America OCD segment was negatively impacted by the transfer of the Hercules and Sea Constructor, which had low activity in the first quarter of 2009.
Gain on Asset Disposals and Impairments — Gain on asset disposals and impairments increased by $2.6 million to $4.8 million in the first quarter of 2009, compared to the first quarter of 2008, primarily due to a $4.9 million gain on the sale of a DSV, the Sea Lion. The vessel was grounded in an incident in November 2008 and was damaged beyond economical repair. We settled the insurance claim in the first quarter of 2009, in which the insurance company purchased the Sea Lion. In the first quarter of 2008, we recorded a $2.3 million gain from the sale of a DSV in our Middle East segment.
Selling, General and Administrative Expenses — Selling, general and administrative expenses decreased by $3.2 million, or 13.8%, to $19.9 million for the first quarter of 2009, compared to the first quarter of 2008. Decreased labor costs in all business segments except North America OCD were responsible for the majority of the decrease, as well as decreases in travel costs, amortization of equity compensation, and legal costs.

Interest Income — Interest income decreased by $6.2 million to $0.6 million in the first quarter of 2009, compared to the first quarter of 2008. Significantly lower interest rates and decreased cash balances in 2009 contributed to lower return on cash balances and short-term investments compared to 2008.
Interest Expense — Interest expense decreased by $1.7 million to $3.5 million in the first quarter of 2009, compared to the first quarter of 2008. Higher capitalized interest primarily driven by expenditures for ongoing construction of the Global 1200 and Global 1201 was responsible for the majority of the decrease between comparable periods. For the three months ended March 31, 2008, the implementation of FSP APB 14-1 increased previously reported net non-cash interest expense by $1.1 million consisting of additional debt interest expense of $1.9 million less additional capitalized interest of $0.8 million. See Note 2 for disclosure of additional financial statement impacts resulting from implementation of this FSP.
Other Income (Expense), net — Other income (expense), net increased by $1.2 million to $2.1 million in the first quarter of 2009, compared to the first quarter of 2008 primarily due to proceeds from an insurance claim in our North America OCD segment in the 2009 first quarter.
Income Taxes — Our Company’s effective tax rate for the first quarter of 2009 was 35.4% as compared to 27.2% for the first quarter of 2008. The increase in our effective tax rate was due to lower earnings in foreign jurisdictions with higher deemed profit tax regimes and losses that could not be fully tax benefited.
Segment Information — The following sections discuss the results of operations for each of our reportable segments during the quarters ended March 31, 2009 and 2008.
North America Offshore Construction Division
Revenues were $5.3 million during the first quarter of 2009 compared to $6.9 million during the first quarter of 2008. Revenues from both periods were negatively affected by seasonally adverse weather conditions. Activity in the first quarter of 2009 consisted primarily of support work performed by the Cherokee. The Chickasaw was in dry dock during the first quarter of 2009, with the Cherokee in dry dock during the first quarter of 2008. Loss before taxes was $12.2 million during the first quarter of 2009 compared to a loss of $7.3 million during the first quarter of 2008. This increase in loss was primarily due to higher non-recovered vessel costs, as the Hercules and Sea Constructor arrived in the Gulf of Mexico in January 2009 and experienced minimal activity in the quarter.
North America Subsea
Revenues were $31.6 million during the first quarter of 2009 compared to $24.0 million during the first quarter of 2008. The increase of $7.6 million was primarily attributable to increased activity for two MSVs, the Olympic Challenger and Global Orion, which entered service in the second half of 2008.  This increase was partially offset by loss of revenues from the Sea Lion which was grounded in an incident in November 2008, was damaged beyond economical repair and sold in the first quarter of 2009. Results for the 2008 first quarter were negatively impacted by non-recovered mobilization costs associated with the deployment and subsequent replacement of the REM Commander which was preparing to be transferred to Brazil. Income before taxes was $12.0 million during the first quarter of 2009 compared to a loss before taxes of $0.7 million during the first quarter of 2008.  The increase of $12.7 million was primarily attributable to higher revenues and project margins. Results for the 2009 first quarter also included a $4.9 million gain on proceeds from sale of the Sea Lion.
Latin America
Revenues were $76.3 million during the first quarter of 2009 compared to $70.2 million during the first quarter of 2008. Activity during the first quarter of 2009 consisted primarily of work performed on a repair project in Mexico and the Camarupim project in Brazil, compared to two repair projects in Mexico and the commencement of the Camarupim project in Brazil during the first quarter of 2008. Income before taxes was $6.0 million during the first quarter of 2009 compared to $19.9 million during the first quarter of 2008. The decrease of $13.9 million was attributable to lower project profitability in 2009 and favorable change order settlement on a project in Mexico during the first quarter of 2008. During the first quarter of 2009, we recorded $11.3 million of additional estimated project costs on the Camarupim project to reschedule diving work from the REM Commander to a third party diving vessel. In April 2009, we made a decision to transfer the REM Commander to the U.S. Gulf of Mexico. This will occur in the 2009 second quarter.

West Africa
Revenues were $65.1 million during the first quarter of 2009 compared to $40.6 million during the first quarter of 2008. The increase of $24.5 million was primarily due to higher activity. Activity in the first quarter of 2009 consisted of work on a large construction project for the replacement and repair of a 24-inch pipeline offshore Nigeria compared to work on one large construction project during the first quarter of 2008. Income before taxes was $17.8 million during the first quarter of 2009 compared to a loss before taxes of $4.2 million during the first quarter of 2008. The increase of $22.0 million was attributable to higher revenues, increased project profitability primarily due to greater productivity, and reduced vessel costs with the transfer of the Hercules and Sea Constructor to North America in January 2009. We have no backlog in West Africa and, with the conclusion of our project in Nigeria, will be curtailing operations in the region.
Middle East
Revenues were $24.5 million during the first quarter of 2009 compared to $85.5 million during the first quarter of 2008. The decrease of $61.0 million was the result of lower activity in the region.  Progress continued on our Berri and Qatif project in Saudi Arabia during the first quarter of 2009 compared to two major projects in progress during the first quarter of 2008. Income before taxes was $6.3 million during the first quarter of 2009 compared to $19.5 million during the first quarter of 2008.  This $13.2 million decrease in income before taxes was attributable to lower revenues and project margins. In the first quarter of 2009, we recorded a $2.2 million improvement in the anticipated cost to complete the Berri and Qatif project due to better than anticipated productivity. Also, results for the first quarter of 2008 were positively impacted by a $2.3 million gain on the sale of a DSV.
Asia Pacific/India
Revenues were $69.8 million during the first quarter of 2009 compared to $82.0 million during the first quarter of 2008. The decrease of $12.2 million was primarily due to lower productivity and project margins on one of the two construction projects ongoing in the first quarter of 2009 compared to first quarter of 2008 which benefited from favorable resolution of a change order. Income before taxes was $7.4 million during the first quarter of 2009 compared to $13.9 million during the first quarter of 2008. This decrease was due to lower revenue and lower project profitability attributable to increased competition.
Utilization of Major Construction Vessels — Worldwide utilization for our major construction vessels was 45.9% and 48.1% for the three month periods ended March 31, 2009 and 2008, respectively. Utilization of our major construction vessels is calculated by dividing the total number of days major construction vessels are assigned to project-related work by the total number of calendar days for the period. Dive support vessels, cargo/launch barges, ancillary supply vessels and short-term chartered project-specific construction vessels are excluded from the utilization calculation. Our Company frequently uses chartered anchor handling tugs, dive support vessels and, from time to time, construction vessels in our Company’s operations. Also, most of our Company’s international contracts (which are generally larger, more complex and of longer duration) are generally bid on a lump-sum or unit-rate (vs. day-rate) basis wherein our Company assumes the risk of performance and changes in utilization rarely impact revenues but can have an inverse relationship to changes in profitability. For these reasons, our Company considers utilization rates to have a relatively low direct correlation to changes in revenue and gross profit.
Industry and Business Outlook
Recent declines in energy prices and a significant downturn in the worldwide economy is impacting the offshore construction industry and our Company is experiencing reluctance on the part of its customers to move forward with previously planned projects. In those areas of the world where bidding activity remains high, our Company is experiencing pricing pressures from its potential customers. While some opportunities remain, neither the duration or severity of the worldwide recession nor the impact that it will have on our operations can be predicted with certainty. We continue to expect weakening demand for our services throughout 2009.
During 2009, our focus remains on successful execution of our projects, building additional backlog, cost cutting initiatives, and cash conservation. To the extent that we are not successful in building sufficient additional backlog, supplemental cost cutting and cash conservation measures may be required.
As of March 31, 2009, our backlog totaled approximately $394.0 million ($358.8 million for international regions and $35.2 million for the Gulf of Mexico). $372.0 million of this backlog is scheduled to be performed in 2009. Of the total backlog at March 31, 2009, $73.8 million is related to the Camarupim project in Latin America and the Berri and Qatif in the Middle East on which we have recorded anticipated overall contract losses. Therefore, we do not expect this portion of our backlog to produce any significant future additional margins. The amount of our backlog in North America is not a reliable indicator of the level of demand for our services due to the prevalence of short-term contractual arrangements in this region.
Liquidity and Capital Resources
Cash Flow
Cash and cash equivalents as of March 31, 2009, were $268.0 million compared to $287.7 million as of December 31, 2008, a decrease of $19.7 million. The primary sources of cash and cash equivalents during the first quarter of 2009 have been cash provided from net income and a decrease in our restricted cash requirements. The primary uses of cash have been for working capital needs and capital projects.
Operating activities used $10.0 million of net cash during the first quarter of 2009, compared to a use of $69.2 million of net cash during the first quarter of 2008. This decrease of net cash used in operating activities reflects lower net income along with lower working capital needs and reduced drydocking costs. Changes in operating assets and liabilities were negative $43.1 million during the first quarter of 2009, compared to negative $101.4 million during the first quarter of 2008. Contributing to the decrease in changes in operating assets and liabilities were decreases in billed and unbilled accounts receivable, drydocking costs incurred, and income taxes paid.
Investing activities used $7.6 million of net cash during the first quarter of 2009, compared to providing $21.0 million of net cash during the first quarter of 2008. During the first quarter of 2009, we used $20.2 million to purchase property and equipment partially offset by cash provided by an $11.4 million decrease in our restricted cash requirements due to reductions in our outstanding letters of credit under our Revolving Credit Agreement. Contributing to the 2008 cash provided was the net sale of $35.2 million of auction rate securities. This increase was reduced by purchases of property and equipment of approximately $18.6 million during the first quarter of 2008.
Financing activities used $2.0 million of net cash during the first quarter of 2009, compared to using $0.9 million of net cash during the first quarter of 2008.
Contractual Obligations
The information below summarizes the contractual obligations as of March 31, 2009 for the Global 1201 and the Global 1200, which represents contractual agreements with third party service providers to procure material, equipment and services for the construction of these vessels. The actual timing of these expenditures will vary based on the completion of various construction milestones, which are generally beyond our control (in thousands).

Less than 1 year	$148,519
1 to 3 years	132,772

Total	$281,291

Liquidity Risk
As a result of operating performance, our Company did not meet the existing minimum fixed charge coverage ratio covenant in the Third Amended and Restated Credit Agreement (the “Revolving Credit Facility”) as of September 30, 2008. On November 7, 2008, the financial institutions participating in the Revolving Credit Facility waived compliance with the covenant condition. In consideration of this waiver, our Company and the participating financial institutions have amended the Revolving Credit Facility to:
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

The length of the interim cash-collateralization period will depend on our Company’s future financial performance. For the remaining duration of the Revolving Credit Facility after the cash-collateralization period, this facility has been further amended to:
•	allow for a new starting point in measuring financial performance; and

•	permit borrowings and/or the issuance of letters of credit and bank guarantees based on a rate premium over prime rate ranging from 1.50% to 3.00% or London Interbank Offered Rate (“LIBOR”) ranging from 2.00% to 3.50% based upon certain financial ratios.
While the interim cash-collateralization requirement is in effect, no borrowings, letters of credit or bank guarantees unsecured by cash are available to our Company under the Revolving Credit Facility. All cash collateral is classified in the Condensed Consolidated Balance Sheet as Restricted Cash. As of March 31, 2009, our Company had no borrowing against the facility and $78.0 million in letters of credit outstanding thereunder. Our Company also has a $16.0 million short-term credit facility at one of its foreign locations. At March 31, 2009, the available borrowing under this facility was $8.2 million.
As of March 31, 2009, approximately $42.4 million in par value of our marketable securities were held in auction rate securities. These securities are intended to provide liquidity through an auction process that resets the applicable interest rate at predetermined intervals, allowing investors to either roll over their holdings or sell them at par value. As a result of liquidity issues in the global credit markets, our outstanding auction rate securities, as of March 31, 2009, have failed to settle at auction. Consequently, these investments are not currently liquid and our Company will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside the auction process. On November 13, 2008, we agreed to accept auction rate security rights (“the Settlement”) from UBS related to $30.0 million in par value of auction rate securities issued by state education agencies. The Settlement permits us to sell or put our auction rate securities back to UBS at par value at any time during the period from June 30, 2010 through July 2, 2012. We expect to put these auction rate securities back to UBS on June 30, 2010, the earliest date allowable under the Settlement if not sold prior to that date.
Liquidity Outlook
During the next twelve months, our Company expects that balances of cash, cash equivalents, and marketable securities, supplemented by cash generated from operations will be sufficient to fund operations (including increases in working capital required to fund any increases in activity levels), scheduled debt retirement, and currently planned capital expenditures. Based on expected operating cash flows and other sources of cash, our Company does not believe the reduction in liquidity from the amendment to the Revolving Credit Facility or the illiquidity of our investments in auction rate securities will have a material impact on our Company’s overall ability to meet liquidity needs during the next twelve months. However, given the current state of credit markets and the limitations imposed by recent amendments to our Company’s Revolving Credit Facility, if such operating cash flows or other sources of cash are less than currently expected or delayed or if unexpected needs for cash arise, our Company may not have sufficient liquidity to meet all of its needs and may be forced to postpone capital expenditures or take other actions. Our Company’s liquidity position could affect its ability to bid on and accept projects, particularly where the project requires a letter of credit, since our Company’s current ability to obtain letters of credit is limited by its available cash. This could have a material adverse effect on our Company’s future results.
Capital expenditures for the remainder of 2009 are expected to be between $165.0 million and $175.0 million. This range includes expenditures for the Global 1200, Global 1201, and various vessel upgrades. In addition, our Company will continue to evaluate the divesture of assets that are no longer critical to operations to reduce operating costs and preserve a solid financial position.
The long-term liquidity of our Company will ultimately be determined by our ability to earn operating profits which are sufficient to cover our fixed costs, including scheduled principal and interest payments on debt, and to provide a reasonable return on shareholders’ investment. Our Company’s ability to earn operating profits in the long run will be determined by, among other things, the sustained viability of the oil and gas energy industry, commodity price expectations for crude oil and natural gas, the competitive environment of the markets in which our Company operates, and ability to win bids and manage awarded projects to successful completion.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Due to the international nature of our business operations and the interest rate fluctuation, we are exposed to certain risks associated with changes in foreign currency exchange rates and interest rates.
Interest Rate Risk
Our Company is exposed to changes in interest rates with respect to investments in cash equivalents and marketable securities. Our Company’s investments consist primarily of commercial paper, bank certificates of deposit, repurchase agreements, money market funds, and tax-exempt auction rate securities. These investments are subject to changes in short-term interest rates. Our Company invests in high grade investments with a credit rating of AA-/Aa3 or better, with a main objective of preserving capital. A 1% increase or decrease in the average interest rate of cash equivalents and marketable securities at March 31, 2009 would have an approximate $3.9 million impact on pre-tax annualized interest income.
Foreign Currency Risk
As of March 31, 2009, our Company’s contractual obligations under two long-term vessel charters will require the use of approximately 188.2 million Norwegian Kroners (or $27.9 million as of March 31, 2009) over the next three years. Our Company has hedged its non-cancelable Norwegian Kroner commitments related to this charter, and consequently, gains and losses from forward foreign currency contracts will be substantially offset by gains and losses from the underlying commitment.
As of March 31, 2009, our Company was committed to purchase certain equipment which will require the use of €12.9 million (or $17.0 million as of March 31, 2009) over the next three years. A 1% increase in the value of the Euro will increase the dollar value of these commitments by approximately $0.2 million.
At March 31, 2009, we had approximately Nigerian Naira 2.2 billion ($14.8 million as of March 31, 2009) in a demand deposit. We are in the process of converting these funds back to U.S. Dollars, which requires us to follow a formal repatriation process as directed by the Central Bank of Nigeria. Based on the recent lack of liquidity and exchange rate volatility in this currency, we believe there is downside risk to this currency.
The estimated cost to complete capital expenditure projects in progress at March 31, 2009 will require an aggregate commitment of 118.2 million Singapore Dollars (or $77.7 million as of March 31, 2009). A 1% increase in the value of the Singapore Dollar at March 31, 2009 will increase the dollar value of these commitments by approximately $0.8 million. Subsequent to March 31, 2009, our Company entered into two forward contracts to purchase 18.9 million Singapore Dollars to hedge certain purchase commitments in the first quarter of 2010 related to the construction of the Global 1200 in Singapore.

Item 4. Controls and Procedures.
As of the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures. These disclosure controls and procedures are designed to provide us with a reasonable assurance that all of the information required to be disclosed by our Company in periodic reports filed under the Securities Exchange Act of 1934 as amended (“Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed and maintained to ensure that all of the information required to be disclosed by our Company in reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow those persons to make timely decisions regarding required disclosure.
Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that material information relating to our Company is made known to management on a timely basis. The Chief Executive Officer and Chief Financial Officer noted no material weaknesses in the design or operation of the internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that are likely to adversely affect the ability to record, process, summarize, and report financial information. There have been no changes in internal control over financial reporting that occurred during the last fiscal quarter that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Our Company’s operations are subject to the inherent risks of offshore marine activity including accidents resulting in the loss of life or property, environmental mishaps, mechanical failures, and collisions. Our Company insures against certain of these risks. Our Company believes insurance should protect our Company against, among other things, the accidental total or constructive total loss of Company vessels. Our Company also carries workers’ compensation, maritime employer’s liability, general liability, and other insurance customary in the business. All insurance is carried at levels of coverage and deductibles that our Company considers financially prudent. Recently, the industry has experienced a tightening in the builders’ risk market and the property market subject to named windstorms, which has increased deductibles and reduced coverage.
Our Company’s services are provided in hazardous environments where accidents involving catastrophic damage or loss of life could result, and litigation arising from such an event may result in our Company being named a defendant in lawsuits asserting large claims. Although there can be no assurance that the amount of insurance carried by our Company is sufficient to protect our Company fully in all events, management believes that this insurance protection is adequate for our Company’s business operations. A successful liability claim for which our Company is underinsured or uninsured could have a material adverse effect on our Company.
For information about our Company’s internal FCPA investigation of its West Africa operation, refer to Note 12 included in Part I, Item 1 of the Notes to Condensed Consolidated Financial Statements.
Our Company is involved in various routine legal proceedings primarily involving claims for personal injury under the General Maritime Laws of the United States and Jones Act as a result of alleged negligence. Our Company believes that the outcome of all such proceedings, even if determined adversely, would not have a material adverse effect on its business or financial statements.
Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” in our Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our Company’s business, financial condition, or future results of operations. The risks described in our Company’s Annual Report on Form 10-K for the year ended December 31, 2008, are not the only risks facing our Company. Additional risks and uncertainties not currently known to our Company or that our Company currently deems to be immaterial also may materially adversely affect business, financial condition, or operating results.

Item 6. Exhibits.

	3.1 -	Amended and Restated Articles of Incorporation of Registrant as amended, incorporated by reference to Exhibits 3.1 and 3.3 to the Form S-1 Registration Statement filed by the Registrant (Reg. No 33-56600).

	3.2 -	Bylaws of Registrant, as amended through October 31, 2007, incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-K filed March 2, 2009.

*†	10.1 -	Global Industries, Ltd. Non-Employee Director Compensation Plan, as amended.

*†	10.2 -	Form of Executive Long-Term Incentive Performance Unit Agreement (EPS Based Multi-Year)

*†	10.3 -	Form of Executive Long-Term Incentive Performance Unit Agreement (EPS Based One Year)

	10.4 -	Amendment No. 5 to the Third Amended and Restated Credit Agreement dated February 25, 2009 among Global Industries, Ltd., Global Offshore Mexico, S. de R.L. de C.V., Global Industries International, L.L.C., in its capacity as general partner of Global Industries International, L.P., the Lenders and Calyon New York Branch, as administrative agent for the Lenders, incorporated by reference to Exhibit 10.49 of the Registrant’s Form 10-K filed March 2, 2009.

†	10.5 -	First Amendment to Global Industries, Ltd. 2005 Stock Incentive Plan, incorporated by reference to Appendix A of Schedule 14A filed April 3, 2009.

*	15.1 -	Letter regarding unaudited interim financial information.

*	31.1 -	Section 302 Certification of CEO, John A. Clerico

*	31.2 -	Section 302 Certification of CFO, Jeffrey B. Levos

**	32.1 -	Section 906 Certification of CEO, John A. Clerico

**	32.2 -	Section 906 Certification of CFO, Jeffrey B. Levos

*	Included with this filing

**	Furnished herewith

†	Indicates management contract or compensatory plan or arrangement filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Signatures
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

May 7, 2009