Form 10-Q
period 2009-06-30
GLOBAL INDUSTRIES LTD
filed 2009-08-06
CIK 895663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
YES ☑     NO ☐
Indicate by checkmark whether the registrant has submitted electronically and posted on it’s corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
YES ☐     NO ☑
The number of shares of the registrant’s common stock outstanding as of August 4, 2009, was 113,875,971.

Global Industries, Ltd.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Global Industries, Ltd.
We have reviewed the accompanying condensed consolidated balance sheet of Global Industries, Ltd. and subsidiaries (the “Company”) as of June 30, 2009, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2009 and 2008, and cash flows for the six-month periods ended June 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Global Industries, Ltd. and subsidiaries as of December 31, 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended prior to retrospective adjustment for the adoption of FASB Staff Position (FSP) APB 14-1 “Accounting for Convertible Debt Instruments That May be Settled In Cash upon Conversion (Including Partial Cash Settlement)”(not presented herein); and in our report dated February 27, 2009, we expressed an unqualified opinion on those consolidated financial statements. We also audited the adjustments described in Note 10 that were applied to retrospectively adjust the December 31, 2008 consolidated balance sheet of Global Industries, Ltd. and subsidiaries (not presented herein). In our opinion, such adjustments are appropriate and have been properly applied to the previously issued consolidated balance sheet in deriving the accompanying retrospectively adjusted condensed consolidated balance sheet as of December 31, 2008.

/s/ DELOITTE & TOUCHE LLP
August 6, 2009
Houston, Texas

GLOBAL INDUSTRIES, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30	December 31
	2009	2008
	(Unaudited)	As adjusted
		(Note 10)
ASSETS
Current Assets
Cash and cash equivalents	$374,343	$287,669
Restricted cash	1,139	94,516
Accounts receivable — net of allowance of $1,395 for 2009 and $12,070 for 2008	167,163	180,018
Unbilled work on uncompleted contracts	137,200	86,011
Contract costs incurred not yet recognized	5,545	11,982
Deferred income taxes	2,356	7,223
Assets held for sale	7,171	2,181
Prepaid expenses and other	46,125	44,585

Total current assets	741,042	714,185

Property and Equipment, net	647,829	599,078

Other Assets
Marketable securities — long-term	41,035	42,375
Accounts receivable — long-term	22,609	22,246
Deferred charges, net	58,838	70,573
Goodwill	37,388	37,388
Other	2,926	3,508

Total other assets	162,796	176,090

Total	$1,551,667	$1,489,353

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long term debt	$3,960	$3,960
Accounts payable	226,031	207,239
Employee-related liabilities	21,159	26,113
Income taxes payable	45,197	38,649
Accrued interest payable	5,738	5,613
Advance billings on uncompleted contracts	7,018	4,609
Accrued anticipated contract losses	9,122	35,055
Other accrued liabilities	8,808	12,053

Total current liabilities	327,033	333,291

Long-Term Debt	292,089	289,966
Deferred Income Taxes	62,034	64,020
Other Liabilities	13,466	13,266

Commitments and Contingencies	—	—

Shareholders’ Equity
Common stock, $0.01 par value, 150,000 shares authorized, and 120,022 and 119,650 shares issued at June 30, 2009 and December 31, 2008, respectively	1,200	1,197
Additional paid-in capital	511,557	509,345
Retained earnings	459,664	394,699
Treasury stock at cost, 6,130 shares	(105,038)	(105,038)
Accumulated other comprehensive loss	(10,338)	(11,393)

Total shareholders’ equity	857,045	788,810

Total	$1,551,667	$1,489,353

See Notes to Condensed Consolidated Financial Statements.

GLOBAL INDUSTRIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
		As adjusted		As adjusted
		(Note 10)		(Note 10)
Revenues	$294,827	$300,543	$564,292	$602,008
Cost of operations	229,656	292,707	453,754	539,842

Gross profit	65,171	7,836	110,538	62,166
Loss (gain) on asset disposals and impairments	(3,715)	151	(8,523)	(2,012)
Selling, general and administrative expenses	16,689	24,961	36,560	48,000

Operating income (loss)	52,197	(17,276)	82,501	16,178
Interest income	618	3,470	1,192	10,233
Interest expense	(3,729)	(2,711)	(7,222)	(7,937)
Other income (expense), net	4,492	(2,489)	6,570	(1,632)

Income (loss) before taxes	53,578	(19,006)	83,041	16,842
Income tax expense (benefits)	7,645	(4,874)	18,077	4,864

Net income (loss)	$45,933	$(14,132)	$64,964	$11,978

Earnings (Loss) Per Common Share
Basic	$0.40	$(0.12)	$0.57	$0.10
Diluted	$0.40	$(0.12)	$0.57	$0.10

Weighted Average Common Shares Outstanding
Basic	112,521	114,260	112,459	113,954
Diluted	114,500	114,260	114,319	116,384
See Notes to Condensed Consolidated Financial Statements.

GLOBAL INDUSTRIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30
	2009	2008
		As adjusted
		(Note 10)
Cash Flows From Operating Activities
Net income	$64,964	$11,978
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and non-stock-based amortization	31,264	24,314
Stock-based compensation expense	3,446	6,648
Provision for doubtful accounts	2,512	5,494
Gain on sale or disposal of property and equipment	(9,481)	(2,012)
Derivative (gain) loss	(483)	422
Loss on asset impairments	958	—
Deferred income taxes	1,296	(15,552)
Excess tax benefits from stock-based compensation	(17)	(4,019)
Changes in operating assets and liabilities
Accounts receivable, unbilled work, and contract costs	(34,773)	(127,317)
Prepaid expenses and other	(451)	(12,504)
Accounts payable, employee-related liabilities, and other accrued liabilities	(20,131)	30,240
Deferred dry-docking costs incurred	(5,256)	(42,070)

Net cash provided by (used in) operating activities	33,848	(124,378)

Cash Flows From Investing Activities
Proceeds from the sale of assets	27,080	6,250
Additions to property and equipment	(65,480)	(177,422)
Purchase of marketable securities	—	(49,296)
Sale of marketable securities	—	101,404
Decrease in (additions to) restricted cash	93,377	(11)

Net cash provided by (used in) investing activities	54,977	(119,075)

Cash Flows From Financing Activities
Repayment of long-term debt	(1,980)	(1,980)
Proceeds from sale of common stock, net	—	8,609
Repurchase of common stock	(155)	(2,194)
Additions to deferred charges	(33)	(88)
Excess tax benefits from stock-based compensation	17	4,019

Net cash provided by (used in) financing activities	(2,151)	8,366

Cash and cash equivalents
Increase (decrease)	86,674	(235,087)
Beginning of period	287,669	723,450

End of period	$374,343	$488,363

Supplemental Disclosures
Interest paid, net of amounts capitalized	$5,219	$6,229
Income taxes paid	$8,327	$28,117
Property and equipment additions included in accounts payable	$42,047	$11,741
See Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
1.	General

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Global Industries, Ltd. and its subsidiaries (“Company,” “we,” “us,” or “our”).

In the opinion of our management, all adjustments (such adjustments consisting of a normal and recurring nature) necessary for a fair presentation of the operating results for the interim periods presented have been included in the unaudited Condensed Consolidated Financial Statements. Operating results for the period ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These financial statements should be read in conjunction with our audited Consolidated Financial Statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

We have evaluated all subsequent events through August 6, 2009, the date the financial statements were issued.

All “$” represent U.S. Dollars.

Recent Accounting Pronouncements

SFAS 168. In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards CodificationTM (“Codification”) as the single source of authoritative, nongovernmental GAAP (other than guidance issued by the SEC). The Codification does not change GAAP; it introduces a new structure for organizing GAAP and limits the hierarchy to two levels—authoritative and nonauthoritative. The Codification is effective for interim or annual financial periods ending after September 15, 2009. We will adopt the Codification beginning on July 1, 2009 and the adoption will not have a material impact on our consolidated financial statements.

SFAS 165. In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. We adopted SFAS 165 beginning April 1, 2009. The adoption of SFAS 165 did not have a material impact on our financial statements. See Note 1 for disclosures required by this statement.

In April 2009, the FASB issued three FASB Staff Positions (“FSP”) intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. These FSPs are effective for interim and annual reporting periods ending after June 15, 2009. We adopted these standards on a prospective basis beginning April 1, 2009. The adoption of these standards did not have a material impact on our consolidated results of operations and financial condition.
FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly,” provides guidance for determining fair values when there is no active market or where the price inputs being used represent distressed sales.

FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” provides additional guidance to provide greater clarity about the credit and noncredit component of an other than temporary impairment event and to improve presentation and disclosure of other than temporary impairments in the financial statements.

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about the fair value of financial instruments in interim as well as annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements.

SFAS 161. In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires specific disclosures regarding the location and amounts of derivative instruments in our financial statements, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect our financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued, and for fiscal years and interim periods, beginning after November 15, 2008. We adopted SFAS 161 beginning January 1, 2009. See Note 4 for disclosures required by SFAS 161.

FSP APB 14-1. In May 2008, the FASB issued FSP APB No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which changed the accounting for our 2.75% Senior Convertible Debentures (“Debentures”) due 2027. The FSP requires cash settled convertible debt to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component is the estimated fair value of similar bonds without the conversion feature. The difference between the bond cash proceeds and this estimated fair value is recorded as a debt discount and amortized to interest expense over the life of the bond. Although FSP APB 14-1 has no impact on our actual past or future cash flows, it requires us to record a material increase in non-cash interest expense as the debt discount is amortized. FSP APB 14-1 became effective for us beginning January 1, 2009 and is applied retrospectively to all periods presented. See Note 10 for disclosures required by this FSP.

FSP EITF 03-6-1. In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share". This FSP is applied retrospectively for financial statements issued for fiscal years beginning after December 15, 2008. We adopted FSP EITF 03-6-1 retrospectively beginning January 1, 2009. See Note 16 for disclosure of the financial statement impact from implementation of this FSP.
2.	Restricted Cash

As a result of operating performance through June 30, 2009, the interim cash collateralization period related to the November 2008 waiver and amendment of our Revolving Credit Facility has ended and previously restricted cash representing cash collateral for outstanding letters of credit and bank guarantees was released from restriction. See Note 10 for a discussion of this development. At June 30, 2009, $1.1 million restricted cash was comprised of cash deposits related to foreign currency exchange arrangements. Restrictions with respect to these deposits will remain in effect until we terminate the associated foreign currency arrangement.

3.	Marketable Securities

As of June 30, 2009, we held $42.4 million at par value in auction rate securities which are variable rate bonds tied to short-term interest rates with maturities up to 30 years. Auction rate securities have interest rate resets through a Dutch auction at predetermined short intervals. Interest rates generally reset every 7-49 days. The coupon interest rate for these securities ranged from 0.5% to 1.2%, on a tax exempt basis for the three months ended June 30, 2009.

Our investments in auction rate securities were issued by municipalities and state education agencies. The auction rate securities issued by state education agencies represent pools of student loans for which repayment is substantially guaranteed by the U.S. government under the Federal Family Education Loan Program. All of our investments in auction rate securities have at least a double A rating. As of June 30, 2009, the par value of auction rate securities issued by state education agencies was $30.0 million and the par value of auction rate securities issued by municipalities was $12.4 million.

Auctions for our auction rate securities continue to fail in 2009. An auction failure, which is not a default in the underlying debt instrument, occurs when there are more sellers than buyers at a scheduled interest rate auction date. This results in a lack of liquidity for these securities, even though debt service continued to occur. During the six months ended June 30, 2009, we continued to earn and receive scheduled interest on these securities. Based on the lack of current market liquidity, we classify these securities as non-current.
Auction Rate Securities issued by State Education Agencies — In November 2008, we accepted an auction rate security rights agreement (“the Settlement”) with UBS Financial Services, Inc. (“UBS”) that permits us to sell, or put, our auction rate securities issued by state education agencies back to UBS at par value at any time during the period from June 30, 2010 through July 2, 2012. We expect to put these auction rate securities back to UBS on June 30, 2010, the earliest date allowable under the settlement, if not sold prior to that date. We reclassified these auction rate securities to trading securities. Consequently, we will be required to assess the fair value of the Settlement and these auction rate securities and record changes in earnings each period until the Settlement is exercised and the securities are redeemed. As of June 30, 2009, we reassessed the fair value of auction rate securities covered under the Settlement and recognized an other-than-temporary impairment charge of $1.1 million for the first six months of 2009. However, as we will be permitted to put these securities back to UBS at par, we recognized an offsetting $1.1 million gain on the fair value assessment of the Settlement for the first six months of 2009. Although the Settlement represents the right to sell the securities back to UBS at par, we will be required to periodically assess the economic ability of UBS to meet that obligation in assessing the fair value of the Settlement.

Auction Rate Securities issued by Municipalities — Of our $12.4 million investment in auction rate securities issued by municipalities, $11.6 million are not covered under the Settlement and remain classified as available for sale and are carried at fair value with any unrealized gains and losses recorded in Other Comprehensive Income. We concluded the fair value of these auction rate securities issued by municipalities at June 30, 2009 was $10.3 million, a decline of $1.3 million from par value. The decline in fair value has been assessed as temporary and has been recorded as an unrealized loss in accumulated other comprehensive income (loss), net of tax of $0.5 million. We will continue to monitor the market for auction rate securities and consider its impact, if any, on fair value of the remaining investment through disposition.

4.	Derivatives

We use forward contracts to manage our exposure in foreign currency rates. Our outstanding forward foreign currency contracts at June 30, 2009 are used to hedge cash flows for long-term charter payments on two multi-service vessels denominated in Norwegian Kroners and certain purchase commitments related to the construction of the Global 1200 in Singapore that are denominated in Singapore Dollars.

The Norwegian Kroner forward contracts are accounted for as cash flow hedges with the effective portion of unrealized gains and losses recorded in accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of June 30, 2009 and December 31, 2008, there was $0.5 million and $2.4 million of unrealized losses, net of tax, in accumulated other comprehensive income (loss), respectively. Included in the June 30, 2009 total loss is approximately $0.2 million of net unrealized losses which are expected to be realized in earnings during the twelve months following June 30, 2009. As of December 31, 2008, these contracts were in a loss position and included in Other Accrued Liabilities and Other Liabilities, long-term on the Condensed Consolidated Balance Sheets, valued at $2.0 million and $1.7 million respectively. As of June 30, 2008, these contracts were in a loss position and included in Other Accrued Liabilities and Other Liabilities, long-term on the Condensed Consolidated Balance Sheets, valued at $0.4 million and $0.4 million, respectively.

During the second quarter of 2009, we entered into two forward contracts to purchase 18.9 million Singapore Dollars to hedge certain purchase commitments in the first quarter of 2010 related to the construction of the Global 1200 in Singapore. We have not elected hedge treatment for these contracts. Consequently, changes in the fair value of these instruments are recorded in earnings. For the three months ended June 30, 2009, we recorded $0.5 million in gains related to these two contracts. As of June 30, 2009, the fair value of these contracts was $0.5 million and is included in Prepaid Expenses and Other on the Condensed Consolidated Balance Sheets.

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
Level 1	—	Observable inputs such as quoted prices in active markets.

Level 2	—	Inputs (other than quoted prices in active markets) that are either directly or indirectly observable.

Level 3	—	Unobservable inputs which require management’s best estimate of what market participants would use in pricing the asset or liability.
Assets measured at fair value on a recurring basis are categorized in the table below based upon the lowest level of significant input to the valuations.
Fair Value Measurements at June 30, 2009
(In thousands)

Description	Total	Level 1	Level 2	Level 3
Cash equivalents	$132,965	$132,965	$—	$—
Marketable securities	41,035	—	—	41,035
Derivative contracts	(268)	—	(268)	—

Total	$173,732	$132,965	$(268)	$41,035

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

The following tables present a reconciliation of activity for such securities:
Changes in Level 3 Financial Instruments
(In thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Balance at beginning of period	$41,384	$34,805	$42,375	$48,800
Purchases, issuances, and settlements	—	—	—	(13,050)
Unrealized gain (loss)	(349)	38	(1,340)	(907)
Transfers in and/or out of Level 3	—	7,125	—	7,125

Balance at end of period	$41,035	$41,968	$41,035	$41,968

We adopted SFAS 157, as amended, on a prospective basis beginning January 1, 2009 for our non-financial assets and liabilities. Our non-financial assets and liabilities at June 30, 2009 recorded at fair value were our assets held for sale. To assess the fair value of assets held for sale, we use a valuation model that relies on Level 3 inputs including market data of recent sale of similar vessels, our prior experience in the sale of similar assets, and price of third party offers for the asset. Assets measured at fair value on a nonrecurring basis are categorized in the table below based upon the lowest level of significant input to the valuations.

Fair Value Measurements at June 30, 2009
(In thousands)

					Total
					Gains
Description	Total	Level 1	Level 2	Level 3	(Losses)
Assets held for sale	$7,171	$—	$—	$7,171	$—

Total	$7,171	$—	$—	$7,171	$—

6.	Receivables

Receivables are presented in the following balance sheet accounts: (1) accounts receivable, (2) accounts receivable — long term, (3) unbilled work on uncompleted contracts, and (4) contract costs incurred not yet recognized. Accounts receivable are stated at net realizable value, and the allowances for uncollectible accounts were $1.4 million and $12.1 million at June 30, 2009 and December 31, 2008, respectively. Accounts receivable at June 30, 2009 and December 31, 2008 included $9.6 million and $0.1 million, respectively, of retainage, which represents the short-term portion of amounts not immediately collectible due to contractually specified requirements. Accounts receivable — long term at June 30, 2009 and December 31, 2008 represented amounts related to retainage which were not expected to be collected within the next twelve months.

Receivables also include claims and unapproved change orders of $58.8 million at June 30, 2009 and $28.6 million at December 31, 2008. These claims and change orders are amounts due for extra work or changes in the scope of work on certain projects.
Costs and Estimated Earnings on Uncompleted Contracts

	June 30	December 31
	2009	2008
	(In thousands)
Costs incurred and recognized on uncompleted contracts	$1,017,926	$738,496
Estimated earnings	17,817	(19,411)

Costs and estimated earnings on uncompleted contracts	1,035,743	719,085
Less: Billings to date	(918,125)	(653,373)

	117,618	65,712
Plus: Accrued revenue(1)	14,228	15,770
Less: Advance billing on uncompleted contracts	(1,664)	(80)

	$130,182	$81,402

Included in accompanying balance sheets under the following captions:
Unbilled work on uncompleted contracts	$137,200	$86,011
Advance billings on uncompleted contracts	(7,018)	(4,609)

	$130,182	$81,402

(1)	Accrued revenue represents unbilled amounts receivable related to work performed on projects for which the percentage of completion method is not applicable.
7.	Asset Disposal and Impairments and Assets Held for Sale

Due to escalating costs for dry-docking services, escalating repair and maintenance costs for aging vessels, increasing difficulty in obtaining certain replacement parts, and declining marketability of certain vessels, we decided to forego dry-docking or refurbishment of certain vessels and to sell or permanently retire them from service. Consequently, we recognized gains and losses on the disposition of certain vessels, and non-cash impairment charges on the retirement of other vessels. Each asset was analyzed using an undiscounted cash flow analysis and valued at the lower of carrying value or net realizable value.
Net Gains and (Losses) on Asset Disposal consisted of the following:

		Three Months Ended		Six Months Ended
		June 30		June 30
Segment	Description of Asset	2009	2008	2009	2008
			(In thousands)
North America Subsea	One DSV in 2009 and Other	$205	$—	$5,067	$(96)
Latin America	Other	—	(147)	(11)	(176)
West Africa	Two cargo barges and one DSV	788	—	788	—
Asia Pacific	One DLB and Other	3,428	(3)	3,428	(8)
Middle East	One DSV in 2008 and Other in 2009 and 2008	235	(1)	235	2,292
Corporate	Other	(26)	—	(26)	—

		$4,630	$(151)	$9,481	$2,012

Losses on Asset Impairments consisted of the following:

		Three Months Ended		Six Months Ended
		June 30		June 30
Segment	Description of Asset	2009	2008	2009	2008
		(In thousands)
North America Subsea	One DSV and Three Dive Systems	$725	$—	$768	$—
Latin America	One DSV	190	—	190	—

		$915	$—	$958	$—

We follow the criteria of SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets for recording our long-lived assets held for sale. Long-lived assets held for sale are carried at the lower of the asset’s carrying value or net realizable value and depreciation ceases.
Assets Held for Sale consisted of the following:

		June 30		December 31
Segment	Description of Asset	2009	Description of Asset	2008
		(In thousands)		(In thousands)
North America Subsea	None	$—	One DSV and Dive System	$749
West Africa	One DLB and One DSV	6,677	One DSV	1,000
Asia Pacific	Other	494	None	—
Middle East	None	—	One DLB	432

		$7,171		$2,181

8.	Property and Equipment
The components of property and equipment, at cost, and the related accumulated depreciation are as follows:

	June 30	December 31
	2009	2008
	(In thousands)
Land	$6,322	$6,322
Facilities and equipment	179,710	179,650
Marine vessels	476,222	535,042
Construction in progress	292,568	208,827

Total property and equipment	954,822	929,841
Less: Accumulated depreciation	(306,993)	(330,763)

Property and equipment, net	$647,829	$599,078

Expenditures for property and equipment and items that substantially increase the useful lives of existing assets are capitalized at cost and depreciated. Routine expenditures for repairs and maintenance are expensed as incurred. We capitalized $3.5 million and $1.3 million of interest costs for the three months ended June 30, 2009 and 2008, respectively. We capitalized $6.6 million and $2.7 million of interest costs for the six months ended June 30, 2009 and 2008, respectively. Except for major construction vessels that are depreciated on the units-of-production (“UOP”) method over estimated vessel operating days, depreciation is provided utilizing the straight-line method over the estimated useful lives of the assets. The UOP method is based on vessel utilization days and more closely correlates depreciation expense to vessel revenue. In addition, the UOP method provides for a minimum depreciation floor in periods with nominal vessel use. In general, if we applied only a straight-line depreciation method instead of the UOP method, less depreciation expense would be recorded in periods of high utilization and revenues, and more depreciation expense would be recorded in periods of low vessel utilization and revenues.
9.	Deferred Dry-Docking Costs
We utilize the deferral method to capitalize vessel dry-docking costs and to amortize the costs to the next dry-docking. Such capitalized costs include regulatory required steel replacement, direct costs for vessel mobilization and demobilization and rental of dry-docking facilities and services. Crew costs may also be capitalized when employees perform all or a part of the required dry-docking. Any repair and maintenance costs incurred during the dry-docking period are expensed.
The below table presents dry docking costs incurred and amortization for all periods presented:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Net book value at beginning of period	$57,816	$44,588	$61,552	$30,734
Additions for the period	2,720	25,481	5,256	42,070
Reclassifications to assets held for sale	(4,914)	—	(4,914)	—
Amortization expense for the period	(5,084)	(3,129)	(11,356)	(5,864)

Net book value at end of period	$50,538	$66,940	$50,538	$66,940

10.	Long-Term Debt
The components of long-term debt are as follows:

	June 30	December 31
	2009	2008
		As adjusted
	(In thousands)
Senior convertible debentures due 2027, 2.75%	$232,689	$228,586
Title XI bonds due 2025, 7.71%	63,360	65,340
Revolving credit facility	—	—

Total long-term debt	296,049	293,926
Less: Current maturities	3,960	3,960

Long-term debt less current maturities	$292,089	$289,966

The fair value of our Senior Convertible Debentures based on quoted market prices was approximately $141.7 million and $113.6 million at June 30, 2009 and December 31, 2008, respectively. The fair value of our Title XI bonds based on quoted market prices, was $78.1 million and $88.1 million at June 30, 2009 and December 31, 2008, respectively.
Senior Convertible Debentures
On January 1, 2009 we retrospectively implemented FSP APB No. 14-1 which changes the accounting treatment of our Senior Convertible Debentures. This FSP requires cash settled convertible debt to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component is the estimated fair value of similar bonds without the conversion feature. The difference between the bond cash proceeds and this estimated fair value is recorded as a debt discount and amortized to interest expense over the life of the bond. The adoption of FSP APB 14-1 resulted in increased net loss and decreased net income of $0.7 million and $1.4 million, or $0.01 per share for the three-month and six-month periods ended June 30, 2008, respectively. The net income for the three and six month periods ended June 30, 2009 were not materially impacted by the implementation of FSP APB No. 14-1.
At December 31, 2008, the following line items on our Condensed Consolidated Balance Sheet were affected by the application of FSP APB No. 14-1(in thousands):

	As Originally	As	Effect of
	Reported	Adjusted	Change
ASSETS
Property and Equipment, net	$593,522	$599,078	$5,556
Deferred charges, net	72,370	70,573	(1,797)

LIABILITIES AND SHAREHOLDERS’ EQUITY
Long-Term Debt	$386,380	$289,966	$(96,414)
Deferred Income Taxes	28,941	64,020	35,079
Additional paid-in capital	441,105	509,345	68,240
Retained earnings	397,845	394,699	(3,146)
The Debentures are convertible into cash, and if applicable, into shares of our common stock, or under certain circumstances and at our election, solely into our common stock, based on a conversion rate of 28.1821 shares per $1,000 principal amount of Debentures, which represents an initial conversion price of $35.48 per share. As of June 30, 2009, the Debentures’ if-converted value does not exceed the Debentures’ principal of $325 million.

The adjusted components of our Debentures are as follows:

	June 30	December 31
	2009	2008
	(In thousands)
Principal amount of debt component	$325,000	$325,000
Less: Unamortized debt discount	92,311	96,414

Carrying amount of debt component	$232,689	$228,586

Debt discount on issuance	$107,261	$107,261
Less: Issuance costs	2,249	2,249
Deferred income tax	36,772	36,772

Carrying amount of equity component	$68,240	$68,240

Although FSP APB 14-1 has no impact on our actual past or future cash flows, it requires us to record a material increase in non-cash interest expense as the debt discount is amortized. The table below presents adjusted Debentures interest expense:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Contractual interest coupon, 2.75%	$2,234	$2,234	$4,468	$4,468
Amortization of debt discount	2,064	1,918	4,103	3,811

Total Debentures interest expense	$4,298	$4,152	$8,571	$8,279

Effective interest rate	7.5%	7.5%	7.5%	7.5%
Revolving Credit Facility
Our Revolving Credit Facility provides a borrowing capacity of up to $150.0 million. As of June 30, 2009, we had no borrowings against the facility and $75.8 million of letters of credit outstanding thereunder. As a result of operating performance, we did not meet the minimum fixed charge coverage ratio under the facility at September 30, 2008. On November 7, 2008, we amended our Revolving Credit Facility to temporarily require us to cash-collateralize letters of credit and bank guarantees. During the interim cash collateralization period, no borrowings, letters of credit, or bank guarantees unsecured by cash were available to us under the Revolving Credit Facility. As a result of our operating performance through June 30, 2009, the interim cash collateralization period has ended, as requirements to release this restricted cash collateral were satisfied. We also have a $16.0 million short-term credit facility at one of our foreign locations. At June 30, 2009, we had $0.2 million cash overdrafts reflected in accounts payable, $8.4 million of letters of credit outstanding, and $7.4 million of credit availability under this particular credit facility.
11.	Commitments and Contingencies
Commitments
Construction and Purchases in Progress — The estimated cost to complete capital expenditure projects in progress at June 30, 2009 was approximately $289.1 million, which primarily represents expenditures for construction of the Global 1200 and Global 1201, our new generation derrick/pipelay vessels. This amount includes aggregate commitments of 76.5 million Singapore Dollars (or $52.6 million as of June 30, 2009) and €10.5 million (or $14.8 million as of June 30, 2009). During the second quarter of 2009, we entered into two forward contracts to purchase 18.9 million Singapore Dollars to hedge certain of these purchase commitments.
Off Balance Sheet Arrangements — In the normal course of our business activities, and pursuant to agreements or upon obtaining such agreements to perform construction services, we provide guarantees, bonds, and letters of credit to customers, vendors, and other parties. At June 30, 2009, the aggregate amount of these outstanding bonds was

$47.3 million, which are scheduled to expire between July 2009 and June 2010, and the aggregate amount of outstanding letters of credit was $80.0 million, which are due to expire between July 2009 and September 2010.
     Contingencies
During the fourth quarter of 2007, we received a payroll tax assessment for the years 2005 through 2007 from the Nigerian Revenue Department in the amount of $23.2 million. The assessment alleges that certain expatriate employees, working on projects in Nigeria, were subject to personal income taxes, which were not paid to the government. We filed a formal objection to the assessment on November 12, 2007. We do not believe these employees are subject to the personal income tax assessed; however, based on past practices of the Nigerian Revenue Department, we believe this matter will ultimately have to be resolved by litigation. We do not expect the ultimate resolution to have a material adverse effect on our future operating results.

During 2008, we received an additional assessment from the Nigerian Revenue Department in the amount of $40.4 million for tax withholding related to third party service providers. The assessment alleges that taxes were not withheld from third party service providers for the years 2002 through 2006 and remitted to the Nigerian government. We have filed an objection to the assessment. We do not expect the ultimate resolution to have a material adverse effect on our future operating results.

We have one unresolved issue related to an Algerian tax assessment that we received on February 21, 2007. The remaining amount in dispute is approximately $10.4 million of alleged value added tax for the years 2004 and 2005. We are contractually indemnified by our client for the full amount of the assessment that remains in dispute. We continue to engage outside tax counsel to assist us in resolving the tax assessment.

In June 2007, we announced that we were conducting an internal investigation of our West Africa operations, focusing on the legality, under the U.S. Foreign Corrupt Practices Act (“FCPA”) and local laws, of one of our subsidiary’s reimbursement of certain expenses incurred by a customs agent in connection with shipments of materials and the temporary importation of vessels into West African waters. The Audit Committee of our Board of Directors has engaged outside legal counsel to lead the investigation.

At this stage of the internal investigation, we are unable to predict what conclusions, if any, the Securities and Exchange Commission (“SEC”) will reach, whether the U.S. Department of Justice will open a separate investigation to investigate this matter, or what potential remedies these agencies may seek. If the SEC or Department of Justice determines that violations of the FCPA have occurred, they could seek civil and criminal sanctions, including monetary penalties, against us and certain of our employees, as well as changes to our business practices and compliance programs, any of which could have a material adverse effect on our business and financial condition. In addition, such actions, whether actual or alleged, could damage our reputation and ability to do business. Further detecting, investigating, and resolving these matters is expensive and consumes significant time and attention of our senior management.

As of the date of this Quarterly Report on Form 10-Q (“Quarterly Report”) we have concluded all projects in West Africa and have curtailed our operations in the region. We will continue to seek prospects in the area and could return in the future.

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

We have concluded that it is premature for us to make any financial reserve for any potential liabilities that may result from these activities.

In addition to the previously mentioned legal matters, we are a party to legal proceedings and potential claims arising in the ordinary course of business. We do not believe that these matters arising in the ordinary course of business will have a material impact on our financial statements in future periods.
12.	Comprehensive Income (Loss)
Other Comprehensive Income (Loss) — The differences between net income and comprehensive income for each of the comparable periods presented are as follows.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
		(In thousands)
Net income (loss)	$45,933	$(14,132)	$64,964	$11,978
Unrealized gain (loss) on derivatives	1,451	(726)	2,964	1,036
Unrealized gain (loss) on auction rate securities	(349)	38	(1,340)	(907)
Deferred tax benefit (expense)	(386)	243	(568)	(115)

Comprehensive income (loss)	$46,649	$(14,577)	$66,020	$11,992

Accumulated Other Comprehensive Income (Loss) — A roll-forward of the amounts included in accumulated other comprehensive income (loss), net of taxes, is shown below.

		Forward		Accumulated
	Accumulated	Foreign		Other
	Translation	Currency	Auction Rate	Comprehensive
	Adjustment	Contracts	Securities	Income (Loss)
		(In thousands)
Balance at December 31, 2008	$(8,978)	$(2,415)	$—	$(11,393)
Change in value	—	1,212	(871)	341
Reclassification to earnings	—	714	—	714

Balance at June 30, 2009	$(8,978)	$(489)	$(871)	$(10,338)

The amount of accumulated translation adjustment included in accumulated other comprehensive income (loss) relates to prior translations of subsidiaries whose functional currency was not the U.S. Dollar. The amount of gain (loss) on forward foreign currency contracts included in accumulated other comprehensive income (loss) hedges our exposure to changes in Norwegian Kroners for commitments of long-term vessel charters. The amount of loss on auction rate securities relates to a temporary decline in the fair value of certain investments that lack current market liquidity. See also Note 3 for further discussion on auction rate securities.
13.	Stock-Based Compensation

Pursuant to Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, companies must recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards.

The table below sets forth the total amount of stock-based compensation expense for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
		(In thousands)
Stock-based compensation expense
Stock options	$155	$782	$457	$1,558
Time-based restricted stock	1,070	2,232	2,593	4,020
Performance shares and units	247	690	396	1,070

Total stock-based compensation expense	$1,472	$3,704	$3,446	$6,648

14.	Other Income (Expense), net

Components of other income (expense), net are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
		(In thousands)

Foreign exchange rate gain (loss)	$4,148	$(2,231)	$4,352	$(2,236)
Derivative contract gain (loss)	484	(135)	484	588
Insurance settlement	—	—	978	—
Other	(140)	(123)	756	16

Total	$4,492	$(2,489)	$6,570	$(1,632)

15.	Income Taxes

Our effective tax rate for the three and six months ended June 30, 2009 was 14.3% and 21.8%, respectively, compared to 25.6% and 28.9% for the three and six months ended June 30, 2008, respectively. The decrease in our effective tax rate was primarily due to increased earnings in foreign jurisdictions with deemed profit tax regimes and utilization of losses not previously tax benefitted.
16.	Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributed to common shareholders during the period by the weighted average number of shares of common stock outstanding during each period. Diluted EPS is computed by dividing net income (loss) during the period by the weighted average number of shares of common stock that would have been outstanding assuming the issuance of dilutive potential common stock as if outstanding during the reporting period, net of shares assumed to be repurchased using the treasury stock method.

We retrospectively implemented FSP EITF 03-6-1 on January 1, 2009 which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to participate in computing earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share”. Our non-vested restricted stock awards contain nonforfeitable rights to dividends and consequently are included in computation of basic earnings per share. For the three months ended June 30, 2008, 1.2 million non-vested restricted shares participated in the net loss reported for that period with no consequential impact to basic or diluted earnings per share. For the six months ended June 30, 2008, 1.4 million non-vested restricted shares participated in net income reported for that period resulting in a reduction in basic earnings per share of $0.01 and no impact on diluted earnings per share. For the three months ended June 30, 2009, 1.4 million non-vested restricted shares participated in the net income reported for that period resulting in a reduction in basic earnings per share of $0.01 and no impact on diluted earnings per share. For the six months ended June 30, 2009, 1.3 million non-vested restricted shares participated in net income reported for that period resulting in a reduction in basic earnings per share of $0.01 and no impact on diluted earnings per share.

The following table presents information necessary to calculate earnings (loss) per share of common stock for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
	(In thousands, except per share data)

Basic EPS:
Net income (loss)	$45,933	$(14,132)	$64,964	$11,978
Less (earnings) loss attributed to shareholders of non-vested restricted stock	(546)	143	(751)	(144)

Earnings (loss) attributed to common shareholders	$45,387	$(13,989)	$64,213	$11,834

Weighted-average shares outstanding — basic	112,521	114,260	112,459	113,954

Basic earnings (loss) per common share	$0.40	$(0.12)	$0.57	$0.10

Diluted EPS:

Earnings (loss) attributable to common shareholders-basic	$45,387	$(13,989)	$64,213	$11,834

Add earnings (loss) attributable to shareholders of non-vested restricted stock	546	(143)	751	144

Earnings (loss) attributable to common shareholders-diluted	$45,933	$(14,132)	$64,964	$11,978

Weighted average shares outstanding — basic	112,521	114,260	112,459	113,954

Effect of dilutive securities:

Restricted stock	1,355	—	1,315	1,394

Stock options	28	—	11	894

Performance units	596	—	534	142

Weighted-average shares outstanding — diluted	114,500	114,260	114,319	116,384

Diluted net income per common share	$0.40	$(0.12)	$0.57	$0.10

Anti-dilutive shares primarily represent options where the strike price was in excess of the average market price of our common stock for the period reported and are excluded from the computation of diluted earnings per share. Excluded anti-dilutive shares totaled 1.9 million and 3.4 million for the three months ended June 30, 2009 and 2008, respectively. Excluded anti-dilutive shares totaled 1.9 million and 0.4 million for the six months ended June 30, 2009 and 2008, respectively.

The net settlement premium obligation on the Senior Convertible Debentures, issued in July 2007, was not included in the dilutive earnings per share calculation for the three or six months ended June 30, 2009 and 2008 because the conversion price of the debentures was in excess of our common stock price.
17.	Segment Information

The following table presents information about the profit (or loss) for the three and six months ended June 30, 2009 and 2008 of each of our six reportable segments: North America Offshore Construction Division (“OCD”), North America Subsea, Latin America, West Africa, Middle East (including the Mediterranean), and Asia Pacific/India.

As of the date of this Quarterly Report, we have concluded all projects in West Africa and have curtailed our operations in the region. There are no projects in our current backlog for our West Africa segment. We continue, however, to evaluate viable and profitable projects in the area.

Also, during the first quarter of 2009, we discontinued allocation of corporate stewardship costs to our reportable segments. This change has been reflected as a retrospective change to the financial information for the three and six months ended June 30, 2008 presented below. This change did not affect our condensed consolidated statements of operations or condensed consolidated statements of cash flows.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
		(In thousands)
Total segment revenues
North America OCD	$43,630	$22,632	$48,950	$29,572
North America Subsea	34,198	35,681	65,750	59,700
Latin America	73,470	55,578	149,785	125,750
West Africa	36,436	77,123	101,568	117,740
Middle East	28,990	66,938	53,499	152,447
Asia Pacific/India	89,634	49,886	159,447	131,894

Subtotal	306,358	307,838	578,999	617,103

Intersegment eliminations
North America Subsea	(10,426)	(6,990)	(11,437)	(13,028)
Middle East	(1,105)	(305)	(3,270)	(2,067)

Subtotal	(11,531)	(7,295)	(14,707)	(15,095)

Consolidated revenues	$294,827	$300,543	$564,292	$602,008

Income (loss) before taxes
North America OCD	$4,260	$1,360	$(7,979)	$(5,912)
North America Subsea	3,717	7,038	15,705	6,384
Latin America	16,445	(12,366)	22,467	7,517
West Africa	15,081	(5,106)	32,859	(9,284)
Middle East	3,254	(9,984)	9,576	9,504
Asia Pacific/India	17,639	10,615	25,018	24,511
Corporate	(6,818)	(10,563)	(14,605)	(15,878)

Consolidated income (loss) before taxes	$53,578	$(19,006)	$83,041	$16,842

     The following table presents information about the assets of each of our reportable segments as of June 30, 2009 and December 31, 2008.

	June 30	December 31
	2009	2008
		As adjusted
	(In thousands)
Segment assets at period end
North America OCD	$165,527	$39,184
North America Subsea	171,902	191,866
Latin America	218,116	254,007
West Africa	110,325	214,748
Middle East	92,928	117,997
Asia Pacific/India	224,154	173,613
Corporate	568,715	497,938

Consolidated segment assets at period end	$1,551,667	$1,489,353

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
In addition, various statements in this Quarterly Report on Form 10-Q, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. Those forward-looking statements appear in Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to our consolidated financial statements in Part I, Item 1 of this report and elsewhere in this report. These forward-looking statements speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:
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

The following discussion presents management’s discussion and analysis of our financial condition and results of operations and should be read in conjunction with the consolidated financial statements and related notes for the period ended June 30, 2009.
Results of Operations
General
We are a leading offshore construction company offering a comprehensive and integrated range of marine construction and support services in North America, Latin America, West Africa, the Middle East (including the Mediterranean), and Asia Pacific/India regions. As of the date of this Quarterly Report, we have concluded all projects and curtailed our operations in West Africa. We will continue, however, to evaluate viable and profitable projects in the area.
Our business consists of two principal activities:
•	Offshore Construction Services, which include pipeline construction, platform installation and removal, project management and construction support services; and

•	Subsea Services, which include diving, diver-less intervention, SURF (subsea equipment, umbilical, riser, and flow line), IRM (inspection, repairs, and maintenance), and decommissioning/plug and abandonment services.
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
     Quarter Ended June 30, 2009 Compared to Quarter Ended June 30, 2008

	Three months ended June 30
	2009		2008
		% of		% of	% Change
	(Thousands)	Revenue	(Thousands)	Revenue	(Unfavorable)

Revenues	$294,827	100.0%	$300,543	100.0%	(1.9)%
Cost of operations	229,656	77.9	292,707	97.4	21.5

Gross profit	65,171	22.1	7,836	2.6	731.7
(Gain) loss on asset disposals and impairments	(3,715)	1.3	151	0.1	n/m
Selling, general and administrative expenses	16,689	5.7	24,961	8.3	33.1

Operating income (loss)	52,197	17.7	(17,276)	5.8	402.1

Interest income	618	0.2	3,470	1.2	(82.2)
Interest expense	(3,729)	1.3	(2,711)	0.9	(37.6)
Other income (expense), net	4,492	1.6	(2,489)	0.8	280.5

Income (loss) before income taxes	53,578	18.2	(19,006)	6.3	381.9
Income tax expense (benefits)	7,645	2.6	(4,874)	1.6	(256.9)

Net income (loss)	$45,933	15.6%	$(14,132)	4.7%	425.0%

Revenues — Revenues decreased by 2% to $294.8 million for the second quarter of 2009, compared to the second quarter of 2008. This decrease was primarily due to lower activity in the Middle East, West Africa, and North America Subsea partially offset by higher activity in North America OCD, Latin America, and Asia Pacific/India. For a detailed discussion of revenues and income before taxes for each geographical area, see “Segment Information” below.
Gross Profit — Gross profit increased to $65.2 million in the second quarter of 2009, compared to $7.8 million in the second quarter of 2008, primarily due to higher project margins, higher vessel utilization, and the impact of cost reductions. With the exception of North America Subsea, profits from all other regions were higher during the second quarter of 2009 in comparison to the second quarter of 2008. North America Subsea segment gross profit reductions were primarily attributable to unrecovered idle costs for the Challenger and the loss of profits related to the Sea Lion. During the 2008 second quarter, projects in the Middle East, Latin America, and West Africa had significant productivity delays and cost overruns while projects during the 2009 second quarter were not comparably impacted by these factors.
Gain (loss) on Asset Disposals and Impairments — Gain (loss) on asset disposals and impairments increased to a gain of $3.7 million in the second quarter of 2009, compared to a loss of $0.2 million in the second quarter of 2008, primarily due to a $3.4 million gain on the sale of the Seminole. In the 2009 second quarter, gains were also realized on the sale of the Tonkawa, Sea Puma, CB 3, Power Barge 1, and GP37, but were partially offset by asset impairments of $0.9 million.
Selling, General and Administrative Expenses — Selling, general and administrative expenses decreased by $8.3 million, or 33%, to $16.7 million for the second quarter of 2009, compared to the second quarter of 2008. Decreased labor costs of $2.3 million attributable to our cost reduction efforts in all business segments except North America OCD and Asia Pacific/India as well as decreases in travel costs, amortization of equity compensation, and legal costs were the primary drivers of the decrease. In addition, we recovered $1.3 million of a previously recognized bad debt in our North America OCD and North America Subsea segments during the second quarter of 2009.
Interest Income — Interest income decreased by $2.9 million to $0.6 million in the second quarter of 2009, compared to the second quarter of 2008. Significantly lower interest rates and decreased cash balances in 2009 contributed to a lower return on cash balances and short-term investments compared to 2008.
Interest Expense — Interest expense increased by $1.0 million to $3.7 million in the second quarter of 2009, compared to the second quarter of 2008. Interest expense for the second quarter of 2008 benefited from an adjustment related to the resolution of a previously uncertain tax position. The increase in expense for the second quarter of 2009 was partially offset by higher capitalized interest primarily driven by expenditures for ongoing construction of the Global 1200 and Global 1201. Capitalized interest during the second quarter of 2009 was $3.5 million compared to $1.3 million for the second quarter of 2008.

Other Income (Expense), net — Other income (expense), net increased by $7.0 million from a $2.5 million expense in the second quarter of 2008 to $4.5 million of income in the second quarter of 2009. The increase is primarily attributable to a $3.3 million settlement with a customer for recovery of exchange losses related to Naira invoice payments and an agreement to pay outstanding Naira invoices in U.S. Dollars. We also recorded a $0.5 million gain attributable to two Singapore Dollar forward contracts entered into during the second quarter of 2009. Comparatively, the 2008 second quarter included exchange losses of $2.2 million.
Income Taxes — Our effective tax rate for the second quarter of 2009 was 14.3%, compared to 25.6% for the second quarter of 2008. The decrease in our effective tax rate was primarily due to higher earnings in foreign jurisdictions with deemed profit tax regimes and utilization of losses not previously tax benefitted.
Segment Information — The following sections discuss the results of operations for each of our reportable segments during the quarters ended June 30, 2009 and 2008.
North America Offshore Construction Division
Revenues were $43.6 million during the second quarter of 2009 compared to $22.6 million during the second quarter of 2008. This increase in revenues is primarily due to increased utilization of the Cherokee, Hercules and the Sea Constructor, partially offset by the reduction in utilization of the Chickasaw. The Cherokee was in dry dock during the entire second quarter of 2008. Income before taxes was $4.3 million during the second quarter of 2009 compared to $1.4 million during the second quarter of 2008. This increase in income was primarily due to increased vessel utilization and a $1.2 million bad debt recovery in the second quarter of 2009.
North America Subsea
Revenues were $34.2 million during the second quarter of 2009 compared to $35.7 million during the second quarter of 2008. Increased activity related to the Global Orion and Olympic Challenger, which entered service in the second half of 2008, benefited the second quarter of 2009, but were more than offset by loss of revenue from the utilization of the Sea Lion and a third party vessel in the second quarter of 2008. Income before taxes was $3.7 million during the second quarter of 2009 compared to $7.0 million during the second quarter of 2008. Lower project margins and overall lower vessel utilization caused by reduced demand contributed to the decline in income before taxes. Also contributing to the decrease were idle costs of the REM Commander which was relocated to the U.S. Gulf of Mexico from Brazil in May 2009 with no activity during the quarter.
Latin America
Revenues were $73.5 million during the second quarter of 2009 compared to $55.6 million during the second quarter of 2008. The increase of $17.9 million was attributable to increased activity in both Mexico and Brazil. In the 2008 second quarter, there were two ongoing projects in Latin America compared to four projects in the second quarter of 2009. Income before taxes was $16.4 million during the second quarter of 2009 compared to a loss before taxes of $12.4 million during the second quarter of 2008. The increase of $28.8 million was attributable to increased activity and higher project margins in 2009 compared to the second quarter of 2008 when idle vessel costs and performance-related issues associated with the Camarupim project in Brazil impacted the reported loss.
West Africa
Revenues were $36.4 million during the second quarter of 2009 compared to $77.1 million during the second quarter of 2008. The decrease of $40.7 million was primarily due to lower activity in the region. The only project in the second quarter of 2009 was the final completion of work on a large construction project for the replacement and repair of a 24-inch pipeline offshore Nigeria. Two significant projects were in progress during the second quarter of 2008. Income before taxes was $15.1 million during the second quarter of 2009 compared to a loss before taxes of $5.1 million during the second quarter of 2008. The increase of $20.2 million was attributable to increased project profitability due to increased margins, the relocation of the Hercules to the U.S. Gulf of Mexico in January 2009, gains on the sale of the Sea Puma, CB3, and the Power Barge 1, and the reduction in labor, travel, and professional fees attributable to our cost cutting efforts related to our decision to curtail operations in the region. We also reached a $3.3 million settlement with a customer for recovery of the deterioration of the Naira on invoice payments. As of the date of this Quarterly Report, we have concluded all projects in West Africa and have no projects in our current backlog. As a result, we have curtailed our operations in the region.
Middle East
Revenues were $29.0 million during the second quarter of 2009 compared to $66.9 million during the second quarter of 2008. The decrease of $37.9 million was the result of lower activity in the region. Progress continued on our Berri and Qatif project in Saudi Arabia during the second quarter of 2009 compared to two major projects in progress during the second quarter of 2008. Income before taxes was $3.3 million during the second quarter of 2009 compared to a loss before taxes of $10.0 million during the second quarter of 2008. In the second quarter of 2008, we recorded losses on two projects related to harsh weather, standby costs, and productivity issues which were not experienced in the second quarter of 2009. Also contributing to the increase was a $0.4 million gain on the sale of the Tonkawa, reduced vessel costs due to the transfer of the Subtec 1 to Asia Pacific/India, and reduced selling, general and administrative expenses.
Asia Pacific/India
Revenues were $89.6 million during the second quarter of 2009 compared to $49.9 million during the second quarter of 2008. The increase of $39.7 million was primarily due to increased project activity in the region and greater utilization of our vessels. Income before taxes was $17.6 million during the second quarter of 2009 compared to $10.6 million during the second quarter of 2008. This $7.0 million increase was due to increased revenues and increased vessel utilization due to the increased project activity. The 2009 second quarter also benefited from a $3.4 million gain on the sale of the Seminole.
     Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

	Six months ended June 30
	2009		2008
		% of		% of	% Change
	(Thousands)	Revenue	(Thousands)	Revenue	(Unfavorable)

Revenues	$564,292	100.0%	$602,008	100.0%	(6.3)
Cost of operations	453,754	80.4	539,842	89.7	15.9

Gross profit	110,538	19.6	62,166	10.3	77.8
(Gain) loss on asset disposals and impairments	(8,523)	1.5	(2,012)	0.3	323.6
Selling, general and administrative expenses	36,560	6.5	48,000	8.0	23.8

Operating income (loss)	82,501	14.6	16,178	2.6	410.0

Interest income	1,192	0.2	10,233	1.7	(88.4)
Interest expense	(7,222)	1.3	(7,937)	1.2	9.0
Other income (expense), net	6,570	1.2	(1,632)	0.3	502.6

Income (loss) before income taxes	83,041	14.7	16,842	2.8	393.1
Income taxes	18,077	3.2	4,864	0.8	(271.6)

Net income	$64,964	11.5%	$11,978	2.0%	442.4%

Revenues — Revenues decreased by 6.3% to $564.3 million for the six months ended June 30, 2009, compared to $602.0 million for the six months ended June 30, 2008. This decrease was primarily due to lower activity in the Middle East and West Africa partially offset by higher activity in North America OCD, North America Subsea, Latin America and Asia Pacific/India. For a detailed discussion of revenues and income before taxes for each geographical area, see “Segment Information” below.
Gross Profit — Gross profit increased to $110.5 million for the six months ended June 30, 2009, compared to $62.2 million for the six months ended June 30, 2008. Increased utilization in the North America OCD and North America Subsea segments favorably impacted the gross profits for these segments in the first six months of 2009 compared to the first six months of 2008. Productivity delays and performance-related issues which negatively impacted our Latin America and Middle East segments in the first six months of 2008 were not experienced in the six months ended June 30, 2009. Our West Africa segment benefited from improved performance in the first six months of 2009 compared to logistical, weather, and productivity delays which negatively impacted the first six months of 2008. Gross profit in our Asia Pacific segment declined primarily due to increased costs on a project in India.

Gain on Asset Disposals and Impairments — Gain on asset disposals and impairments increased by $6.5 million to $8.5 million for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, primarily due to a $3.4 million gain on the sale of the Seminole and a $4.9 million gain on the sale of a DSV, the Sea Lion. The Sea Lion was grounded in an incident in November 2008 and was damaged beyond economical repair. We settled the insurance claim in the first quarter of 2009, in which the insurance company purchased the vessel. During the six months ended June 30, 2009, we also realized gains on the sale of the Tonkawa, Sea Puma, CB 3, Power Barge 1, and GP37 and impairments on two DSVs and three dive systems. In the first six months of 2008, we recorded a $2.3 million gain from the sale of a DSV in our Middle East segment.
Selling, General and Administrative Expenses — Selling, general and administrative expenses decreased by $11.4 million, or 23.8%, to $36.6 million for the six months ended June 30, 2009, compared to $48.0 million for the six months ended June 30, 2008. Decreased labor costs in all business segments except North America OCD and Asia Pacific/India were the primary driver of the decrease, as well as decreases in travel costs, amortization of equity compensation, and legal costs. These decreases are the result of our ongoing cost reduction efforts.
Interest Income — Interest income decreased by $9.0 million to $1.2 million for the six months ended June 30, 2009, compared to the six months ended June 30, 2008. Significantly lower interest rates and decreased cash balances in 2009 contributed to lower return on cash balances and short-term investments compared to 2008.
Interest Expense — Interest expense decreased by $0.7 million to $7.2 million for the six months ended June 30, 2009, compared to the six months ended June 30, 2008. The decrease in expense was due primarily to higher capitalized interest driven by expenditures for ongoing construction of the Global 1200 and Global 1201. Capitalized interest for the six months ended June 30, 2009 was $6.6 million compared to $2.4 million for the six months ended June 30, 2008. Partially offsetting the decrease was a benefit to interest expense in the first six months of 2008 due to an adjustment related to the resolution of a previously uncertain tax position.
Other Income (Expense), net — Other income (expense), net increased by $8.2 million to $6.6 million for the six months ended June 30, 2009, compared to the six months ended June 30, 2008 primarily due to substantial gains related to foreign currency exchange rate transactions and proceeds from an insurance claim in our North America OCD segment in the first six months of 2009.
Income Taxes — Our effective tax rate for the six months ended June 30, 2009 was 21.8% as compared to 28.9% for the six months ended June 30, 2008. The decrease in our effective tax rate was primarily due to higher earnings in foreign jurisdictions with deemed profit tax regimes and utilization of losses not previously tax benefitted.
Segment Information — The following sections discuss the results of operations for each of our reportable segments during the six months ended June 30, 2009 and 2008.
North America Offshore Construction Division
Revenues were $49.0 million for the six months ended June 30, 2009 compared to $29.6 million for the six months ended June 30, 2008. This increase in revenues is primarily due to the relocation of the Hercules and Sea Constructor in January 2009 to the U.S Gulf of Mexico and an increase in the utilization of the Cherokee, partially offset by the reduction in utilization of the Chickasaw due to dry docking activities for a portion of the first six months of 2009. Revenues for the six months ended June 30, 2008 were negatively affected by seasonally adverse weather conditions and extended dry docking of the Cherokee. Loss before taxes was $8.0 million for the six months ended June 30, 2009 compared to $5.9 million for the six months ended June 30, 2008. This increase in loss was primarily due to higher non-recovered vessel costs, as the Hercules and Sea Constructor arrived in the Gulf of Mexico in January 2009 and experienced minimal activity in the three months after their arrival. Lower project margins attributable to competitive bidding also contributed to the increased loss before taxes in the first six months of 2009.
North America Subsea
Revenues were $65.8 million for the six months ended June 30, 2009 compared to $59.7 million for the six months ended June 30, 2008. The increase of $6.1 million was primarily attributable to increased activity for two MSVs, the Olympic Challenger and Global Orion, which entered service in the second half of 2008, partially offset by loss of revenue from a third party vessel which was utilized in the first six months of 2008. Also offsetting the increase was the loss of revenues from the Sea Lion which was grounded in an incident in November 2008, was damaged beyond economical repair and sold in the first quarter of 2009. Income before taxes was $15.7 million for the six months ended June 30, 2009 compared to $6.4 million for the six months ended June 30, 2008. The increase of $9.3 million was primarily attributable to higher revenues and project margins due to improved pricing plus a $4.9 million gain on the sale of the DSV, the Sea Lion. The increase was partially offset by idle costs attributable to the REM Commander which was relocated to the U.S. Gulf of Mexico in May 2009.
Latin America
Revenues were $149.8 million for the six months ended June 30, 2009 compared to $125.8 million for the six months ended June 30, 2008. The increase of $24.0 million was attributable to increased activity in both Mexico and Brazil. Income before taxes was $22.5 million for the six months ended June 30, 2009 compared to $7.5 million for the six months ended June 30, 2008. The increase of $15.0 million was primarily attributable to higher revenues, increased activity, and foreign currency exchange gains. During the six months ended June 30, 2009, the Camarupim project in Brazil experienced additional project deterioration of $13.7 million attributable to increased costs associated with rescheduling diving work from the REM Commander to a third party diving vessel and increased project duration caused by third party equipment failure, compared to a loss of $4.1 million recorded on this same project during the six months ended June 30, 2008. The increase in the Camarupim loss was more than offset by profits on one additional project in Brazil, two projects in Mexico and increased vessel utilization.
West Africa
Revenues were $101.6 million for the six months ended June 30, 2009 compared to $117.7 million for the six months ended June 30, 2008, a decrease of $16.1 million. Two significant projects were ongoing during the first six months of 2008 compared to one project during the same period in 2009. Income before taxes was $32.9 million for the six months ended June 30, 2009 compared to a loss before taxes of $9.3 million for the six months ended June 30, 2008. The increase of $42.2 million was attributable to increased project profitability due to increased pricing and productivity, reduced vessel costs with the transfer of the Hercules and Sea Constructor to North America in January 2009, gains on the sale of the Sea Puma, CB3, and the Power Barge 1, and the reduction in labor, travel, and professional fees attributable to the decision to curtail operations in the region. We also reached a $3.3 million settlement with a customer for recovery of the deterioration of the Naira on remitted invoice payments and final payment of outstanding Naira invoices in U.S. Dollars. As of the date of this Quarterly Report, we have concluded all projects in West Africa and have no projects in our current backlog. As a result, we have curtailed our operations in the region.
Middle East
Revenues were $53.5 million for the six months ended June 30, 2009 compared to $152.4 million for the six months ended June 30, 2008. The decrease of $98.9 million was the result of lower activity in the region. Progress continued on our Berri and Qatif project in Saudi Arabia for the six months ended June 30, 2009 compared to two major projects in progress for the six months ended June 30, 2008. Income before taxes was $9.6 million for the six months ended June 30, 2009 compared to $9.5 million for the six months ended June 30, 2008. This $0.1 million increase in income before taxes was primarily attributable to higher project margins due to project cost savings experienced during the first six months of 2009, a $0.4 million gain on the sale of the Tonkawa, reduced vessel costs due to the transfer of the Subtec 1 to Asia Pacific/India, and reduced labor, travel and office support costs attributable to cost cutting measures implemented at the end of 2008. Partially offsetting these increases were the gain on the sale of a DSV and foreign currency exchange gains realized in the first six months of 2008.
Asia Pacific/India
Revenues were $159.4 million for the six months ended June 30, 2009 compared to $131.9 million for the six months ended June 30, 2008. The increase of $27.5 million was primarily due to increased project activity in the region. Income before taxes was $25.0 million for the six months ended June 30, 2009 compared to $24.5 million for the six months ended June 30, 2008. Overall profit margins decreased for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. During the six months ended June 30, 2008, significant costs savings were experienced on a major construction project, while one project experienced cost increases during the six months ended June 30, 2009. The decline in project margins was more than offset by a $3.4 million gain on the sale of the Seminole and foreign currency exchange gains.

Utilization of Major Construction Vessels — Worldwide utilization for our major construction vessels was 55% and 52% for the three and six month periods ended June 30, 2009, respectively and 50% and 49% for the three and six month periods ended June 30, 2008, respectively. Utilization of our major construction vessels is calculated by dividing the total number of days major construction vessels are assigned to project-related work by the total number of calendar days for the period. Dive support vessels, cargo/launch barges, ancillary supply vessels and short-term chartered project-specific construction vessels are excluded from the utilization calculation. We frequently use chartered anchor handling tugs, dive support vessels and, from time to time, construction vessels in our operations. Also, most of our international contracts (which are generally larger, more complex and of longer duration) are generally bid on a lump-sum or unit-rate (vs. day-rate) basis wherein we assume the risk of performance and changes in utilization rarely impact revenues but can have an inverse relationship to changes in profitability. For these reasons, we consider utilization rates to have a relatively low direct correlation to changes in revenue and gross profit.
Industry and Business Outlook
The continued downturn in the worldwide economy is significantly impacting the offshore construction industry. Pricing pressures from potential customers and increased competition is impacting our ability to win new project awards. Opportunities do remain and we continue to bid new projects. However, neither the duration or severity of the worldwide recession nor the impact that it will have on our operations can be predicted with certainty. We continue to expect weakening demand for our services throughout 2009.
During the remainder of 2009, our focus will remain on successful execution of our projects, building additional backlog, cost cutting initiatives, and cash conservation. We continue to pursue new work; however, we have not yet been successful in obtaining new project awards sufficient for the size of our existing operations. To the extent that we are not successful in building sufficient additional backlog, further cost cutting and cash conservation measures will be required, including closing offices, stacking idle vessels, and reducing our work force further.
As of June 30, 2009, our backlog totaled approximately $215.6 million ($159.0 million for international regions and $56.6 million for the U.S. Gulf of Mexico). $194.9 million of this backlog is scheduled to be performed in 2009. Of the total backlog at June 30, 2009, $38.5 million is related to the Camarupim project in Latin America and the Berri and Qatif project in the Middle East on which we have recorded anticipated overall contract losses. Therefore, we do not expect this portion of our backlog to produce any significant future additional margins. The amount of our backlog in North America is not a reliable indicator of the level of demand for our services due to the prevalence of short-term contractual arrangements in this region.
Liquidity and Capital Resources
Cash Flow
Cash and cash equivalents as of June 30, 2009, were $374.3 million compared to $287.7 million as of December 31, 2008, an increase of $86.6 million. The primary sources of cash and cash equivalents for the six months ended June 30, 2009 have been cash provided from net income, a decrease in our restricted cash requirements and proceeds from the sale of certain assets. The primary uses of cash have been for working capital needs and capital projects.
Operating activities provided $33.8 million of net cash during the six months ended June 30, 2009, compared to a use of $124.4 million of net cash during the six months ended June 30, 2008. This increase in net cash provided from operating activities reflects higher net income along with lower working capital needs and reduced dry-docking costs. Changes in operating assets and liabilities were negative $60.6 million during the six months ended June 30, 2009, compared to negative $151.7 million during the six months ended June 30, 2008. Contributing to the decrease in changes in operating assets and liabilities were decreases in billed and unbilled accounts receivable, dry-docking costs incurred, and income taxes paid.
Investing activities provided $55.0 million of net cash during the six months ended June 30, 2009, compared to a use of $119.1 million of net cash during the six months ended June 30, 2008. During the six months ended June 30, 2009, we used $65.5 million to purchase property and equipment partially offset by cash provided by asset sales of $27.1 million and a $93.4 million decrease in our restricted cash requirements due to the ending of our interim cash collateralization period under our Revolving Credit Agreement. Contributing to the net cash used during the six months ended June 30, 2008 was the purchase of property and equipment of approximately $177.4 million, partially offset by the net sale of $52.1 million of auction rate securities, and $6.3 million received from the sale of assets.
Financing activities used $2.2 million of net cash during the six months ended June 30, 2009, compared to providing $8.4 million of net cash during the six months ended June 30, 2008.
Contractual Obligations
The information below summarizes the contractual obligations as of June 30, 2009 for the Global 1201 and the Global 1200, which represents contractual agreements with third party service providers to procure material, equipment and services for the construction of these vessels. The actual timing of these expenditures will vary based on the completion of various construction milestones, which are generally beyond our control (in thousands).

Less than 1 year	$189,094
1 to 3 years	58,298

Total	$247,392

Liquidity Risk
As a result of operating performance, we did not meet the existing minimum fixed charge coverage ratio covenant in our Third Amended and Restated Credit Agreement (the “Revolving Credit Facility”) as of September 30, 2008. On November 7, 2008, the financial institutions participating in the Revolving Credit Facility waived compliance with the covenant condition. In consideration of this waiver, we and the participating financial institutions amended the Revolving Credit Facility to:
•	temporarily cash-collateralize letters of credit and bank guarantees;

•	temporarily waive compliance with certain financial covenants;

•	temporarily prohibit share repurchases; and

•	temporarily maintain unencumbered liquidity of $100 million.
On February 25, 2009, the Revolving Credit Facility was further amended to remove the requirement to maintain unencumbered liquidity of $100 million, effective December 31, 2008.
The length of the interim cash-collateralization period depended on our future financial performance. For the remaining duration of the Revolving Credit Facility after the cash-collateralization period, this facility has been further amended to:
•	allow for a new starting point in measuring financial performance; and

•	permit borrowings and the issuance of letters of credit and bank guarantees based on a rate premium over prime rate ranging from 1.50% to 3.00% or London Interbank Offered Rate ranging from 2.00% to 3.50% based upon certain financial ratios.
During the interim cash-collateralization period, no borrowings, letters of credit or bank guarantees unsecured by cash were available to us under the Revolving Credit Facility. All cash collateral was classified in our Condensed Consolidated Balance Sheet as Restricted Cash. As of June 30, 2009, we had no borrowing against the Revolving Credit Facility and $75.8 million in letters of credit outstanding thereunder. As a result of our operating performance through June 30, 2009, the interim cash collateralization period has ended, as requirements to release the restricted cash collateral have been satisfied. We also have a $16.0 million short-term credit facility at one of our foreign locations. At June 30, 2009, the available borrowing under this facility was $7.4 million.
As of June 30, 2009, approximately $42.4 million in par value of our marketable securities were held in auction rate securities. These securities are intended to provide liquidity through an auction process that resets the applicable interest rate at predetermined intervals, allowing investors to either roll over their holdings or sell them at par value. As a result of liquidity issues in the global credit markets, our outstanding auction rate securities, as of June 30, 2009, have failed to settle at auction. Consequently, these investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside the auction process. On November 13, 2008, we agreed to accept auction rate security rights (the “Settlement”) from UBS related to $30.0 million in par value of auction rate securities issued by state education agencies. The Settlement permits us to sell or put our auction rate securities back to UBS at par value at any time during the period from June 30, 2010 through July 2, 2012. We expect to put these auction rate securities back to UBS on June 30, 2010, the earliest date allowable under the Settlement, if not sold prior to that date.
Liquidity Outlook
During the next twelve months, we expect that balances of cash, cash equivalents, and marketable securities, supplemented by cash generated from operations will be sufficient to fund operations (including increases in working capital required to fund any increases in activity levels), scheduled debt retirement, and currently planned capital expenditures. Based on expected operating cash flows and other sources of cash, we do not believe the illiquidity of our investments in auction rate securities will have a material impact on our overall ability to meet liquidity needs during the next twelve months. However, a significant amount of our expected operating cash flows are based upon projects which have been identified, but not yet awarded. If we are not successful in converting a sufficient number of our bids into project awards, we may not have sufficient liquidity to meet all of our needs and may be forced to postpone capital expenditures and take other actions. Our liquidity position could affect our ability to bid on and accept projects, particularly where the project requires a letter of credit. This could have a material adverse effect on our future results.
Capital expenditures for the remainder of 2009 are expected to be between $120 million and $130 million. This range includes expenditures for the Global 1200, Global 1201, and various vessel upgrades. In addition, we will continue to evaluate the divesture of assets that are no longer critical to operations to reduce operating costs and help preserve a solid financial position.
Our long-term liquidity will ultimately be determined by our ability to earn operating profits which are sufficient to cover our fixed costs, including scheduled principal and interest payments on debt, and to provide a reasonable return on shareholders’ investment. Our ability to earn operating profits in the long run will be determined by, among other things, the sustained viability of the oil and gas energy industry, commodity price expectations for crude oil and natural gas, the competitive environment of the markets in which we operate, and ability to win bids and manage awarded projects to successful completion.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Due to the international nature of our business operations and the interest rate fluctuation, we are exposed to certain risks associated with changes in foreign currency exchange rates and interest rates.
Interest Rate Risk
We are exposed to changes in interest rates with respect to investments in cash equivalents and marketable securities. Our investments consist primarily of commercial paper, bank certificates of deposit, money market funds, and tax-exempt auction rate securities. These investments are subject to changes in short-term interest rates. We invest in high grade investments with a credit rating of AA-/Aa3 or better, with a main objective of preserving capital. A 1% increase or decrease in the average interest rate of cash equivalents and marketable securities at June 30, 2009 would have an approximate $4.2 million impact on pre-tax annualized interest income.
Foreign Currency Risk
As of June 30, 2009, our contractual obligations under two long-term vessel charters will require the use of approximately 169.6 million Norwegian Kroners (or $26.3 million as of June 30, 2009) over the next three years. We have hedged most of our non-cancelable Norwegian Kroner commitments related to this charter, and consequently, gains and losses from forward foreign currency contracts will be substantially offset by gains and losses from the underlying commitment.
As of June 30, 2009, we were committed to purchase certain equipment which will require the use of €10.5 million (or $14.8 million as of June 30, 2009) over the next three years. A 1% increase in the value of the Euro will increase the dollar value of these commitments by approximately $0.2 million.
At June 30, 2009, we had approximately Nigerian Naira 1.6 billion (or $10.5 million as of June 30, 2009) in a demand deposit. We are in the process of converting these funds back to U.S. Dollars, which requires us to follow a formal repatriation process as directed by the Central Bank of Nigeria. Based on the recent decrease in liquidity and exchange rate volatility in this currency, we believe there is downside risk to this currency.
The estimated cost to complete capital expenditure projects in progress at June 30, 2009 will require an aggregate commitment of 76.5 million Singapore Dollars (or $52.6 million as of June 30, 2009). A 1% increase in the value of the Singapore Dollar at June 30, 2009 will increase the dollar value of these commitments by approximately $0.5 million. During the second quarter of 2009, we entered into two forward contracts to purchase 18.9 million Singapore Dollars to hedge certain purchase commitments in the second quarter of 2010 related to the construction of the Global 1200 in Singapore.

Item 4. Controls and Procedures.
As of the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures. These disclosure controls and procedures are designed to provide us with a reasonable assurance that all of the information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934 as amended (“Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed and maintained to ensure that all of the information we are required to disclose in reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow those persons to make timely decisions regarding required disclosure.
Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that material information relating to us is made known to management on a timely basis. The Chief Executive Officer and Chief Financial Officer noted no material weaknesses in the design or operation of the internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that are likely to adversely affect the ability to record, process, summarize, and report financial information. There have been no changes in internal control over financial reporting that occurred during the last fiscal quarter that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Our operations are subject to the inherent risks of offshore marine activity including accidents resulting in the loss of life or property, environmental mishaps, mechanical failures, and collisions. We insure against certain of these risks. We believe insurance should protect us against, among other things, the accidental total or constructive total loss of our vessels. We also carry workers’ compensation, maritime employer’s liability, general liability, and other insurance customary in the business. All insurance is carried at levels of coverage and deductibles that we consider financially prudent. Recently, the industry has experienced a tightening in the builders’ risk market and the property market subject to named windstorms, which has increased deductibles and reduced coverage.
Our services are provided in hazardous environments where accidents involving catastrophic damage or loss of life could result, and litigation arising from such an event may result in our being named a defendant in lawsuits asserting large claims. Although there can be no assurance that the amount of insurance we carry is sufficient to protect us fully in all events, we believe that this insurance protection is adequate for our business operations. A successful liability claim for which we are underinsured or uninsured could have a material adverse effect on our operational results.
For information about our internal FCPA investigation of our West Africa operations, refer to Note 11 included in the Notes to Condensed Consolidated Financial Statements of Part I, Item 1 of this Quarterly Report.
We are involved in various routine legal proceedings primarily involving claims for personal injury under the General Maritime Laws of the United States and Jones Act as a result of alleged negligence. We believe that the outcome of all such proceedings, even if determined adversely, would not have a material adverse effect on our business or financial statements.
Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition, or future results of operations. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2008, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect business, financial condition, or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
     Purchases of Equity Securities.
The following table contains our purchases of equity securities during the second quarter of 2009.

				Maximum Number of
			Total Number of Shares	Shares that May Yet
			Purchased as Part of	Be Purchased Under
	Total Number of Shares	Average Price Paid	Publicly Announced Plans	the Plans or
Period	Purchased(1)	per Share	or Programs	Programs
April 1, 2009 — April 30, 2009	555	$6.35	—	—
May 1, 2009 — May 31, 2009	18,514	6.43	—	—
June 1, 2009 — June 30, 2009	4,427	6.38	—	—

Total	23,496	$6.42	—	—

(1)	On July 17, 2007, the Board of Directors authorized the Company to withhold shares of restricted stock to satisfy payments for withholding taxes.

Item 4. Submission of Matters to a Vote of Security Holders.
Our 2009 Annual Meeting of Shareholders was held on May 20, 2009. At the meeting, each of the persons listed below was elected to our Board of Directors for a term ending at the 2010 Annual Meeting of Shareholders. The number of votes cast with respect to the election of each person is set forth opposite such person’s name. The persons listed below constitute the entire Board of Directors. (Broker non-votes had no effect on director elections.)

	Number of Votes Cast
Name of Director	For	Withhold
John A. Clerico	83,957,114	19,347,170

Lawrence R. Dickerson	79,566,858	23,737,426

Edward P. Djerejian	84,737,652	18,566,633

William J. Doré	84,749,882	18,554,402

Larry E. Farmer	85,386,901	17,917,383

Edgar G. Hotard	85,446,517	17,587,768

Richard A. Pattarozzi	79,173,446	24,130,838

James L. Payne	79,164,969	24,139,316

Michael J. Pollock	84,812,885	18,491,399
Also at the 2009 Annual Meeting of Shareholders, our shareholders approved an amendment to our 2005 Stock Incentive Plan to increase the authorized shares issuable thereunder by 5,000,000 shares. Votes cast with respect to the amendment were as follows:

Votes for	50,187,611
Votes against	26,816,727
Votes abstain	45,404

Total	77,049,742

In addition, shareholders ratified the appointment of our independent auditors. Votes cast with respect to the ratification of the appointment of Deloitte & Touche LLP as independent public accountants for 2009 were as follows (broker non-votes had no effect on this proposal):

Votes for	101,907,964
Votes against	1,374,976
Votes abstain	21,342

Total	103,304,282

Item 6. Exhibits.

	3.1 -	Amended and Restated Articles of Incorporation of Registrant as amended, incorporated by reference to Exhibits 3.1 and 3.3 to the Form S-1 Registration Statement filed by the Registrant (Reg. No 33-56600).

	3.2 -	Bylaws of Registrant, as amended through October 31, 2007, incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-K filed March 2, 2009.

*†	10.1 -	2009 Amendment to Global Industries, Ltd. 1998 Equity Incentive Plan.

*†	10.2 -	First Amendment to Global Industries, Ltd. 2005 Management Incentive Plan.

*†	10.3 -	Second Amendment to Global Industries, Ltd. 2005 Stock Incentive Plan.

†	10.4	Change in Control Agreement between John A. Clerico and the Company dated June 15, 2009, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed June 18, 2009.

*	15.1 -	Letter regarding unaudited interim financial information.

*	31.1 -	Section 302 Certification of CEO, John A. Clerico

*	31.2 -	Section 302 Certification of CFO, Jeffrey B. Levos

**	32.1 -	Section 906 Certification of CEO, John A. Clerico

**	32.2 -	Section 906 Certification of CFO, Jeffrey B. Levos

*	Included with this filing

**	Furnished herewith

†	Indicates management contract or compensatory plan or arrangement filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

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

August 6, 2009