Form 10-Q
period 2009-09-30
GLOBAL INDUSTRIES LTD
filed 2009-11-05
CIK 895663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
YES ☑          NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
YES ☐          NO ☑
The number of shares of the registrant’s common stock outstanding as of November 3, 2009, was 113,876,792.

Global Industries, Ltd.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Global Industries, Ltd.
We have reviewed the accompanying condensed consolidated balance sheet of Global Industries, Ltd. and subsidiaries (the “Company”) as of September 30, 2009, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2009 and 2008, and cash flows for the nine-month periods ended September 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Global Industries, Ltd. and subsidiaries as of December 31, 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2009 (October 5, 2009 as to the effects of the retrospective adjustments discussed in Notes 2 and 18), we expressed an unqualified opinion and included an explanatory paragraph relating to the adoption of new accounting guidance on convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), on determining whether instruments granted in share-based payment transactions are participating securities, and to a change in segment reporting on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ DELOITTE & TOUCHE LLP
November 5, 2009
Houston, Texas

GLOBAL INDUSTRIES, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30	December 31
	2009	2008
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$380,616	$287,669
Restricted cash	1,139	94,516
Marketable securities	31,150	—
Accounts receivable – net of allowance of $1,070 for 2009 and $12,070 for 2008	147,842	180,018
Unbilled work on uncompleted contracts	116,994	86,011
Contract costs incurred not yet recognized	2,619	11,982
Deferred income taxes	2,937	7,223
Assets held for sale	8,820	2,181
Prepaid expenses and other	57,398	44,585

Total current assets	749,515	714,185

Property and Equipment, net	680,288	599,078

Other Assets
Marketable securities — long-term	11,103	42,375
Accounts receivable — long-term	24,237	22,246
Deferred charges, net	54,948	70,573
Goodwill	37,388	37,388
Other	8,821	3,508

Total other assets	136,497	176,090

Total	$1,566,300	$1,489,353

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long term debt	$3,960	$3,960
Accounts payable	222,938	207,239
Employee-related liabilities	24,839	26,113
Income taxes payable	53,372	38,649
Accrued interest payable	2,229	5,613
Advance billings on uncompleted contracts	394	4,609
Accrued anticipated contract losses	100	35,055
Other accrued liabilities	8,364	12,053

Total current liabilities	316,196	333,291

Long-Term Debt	292,225	289,966
Deferred Income Taxes	69,604	64,020
Other Liabilities	13,318	13,266

Commitments and Contingencies	—	—

Shareholders’ Equity
Common stock, $0.01 par value, 150,000 shares authorized, and 120,020 and 119,650 shares issued at September 30, 2009 and December 31, 2008, respectively	1,200	1,197
Additional paid-in capital	513,309	509,345
Retained earnings	473,681	394,699
Treasury stock at cost, 6,130 shares	(105,038)	(105,038)
Accumulated other comprehensive loss	(8,195)	(11,393)

Total shareholders’ equity	874,957	788,810

Total	$1,566,300	$1,489,353

See Notes to Condensed Consolidated Financial Statements.

GLOBAL INDUSTRIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
		As adjusted		As adjusted
		(Note 10)		(Note 10)
Revenues	$203,718	$218,551	$768,010	$820,559
Cost of operations	163,855	307,409	617,609	847,251

Gross profit (loss)	39,863	(88,858)	150,401	(26,692)
Loss (gain) on asset disposals and impairments	274	1,640	(8,249)	(372)
Selling, general and administrative expenses	19,075	25,439	55,635	73,439

Operating income (loss)	20,514	(115,937)	103,015	(99,759)
Interest income	402	2,476	1,594	12,709
Interest expense	(2,756)	(4,642)	(9,978)	(12,578)
Other income (expense), net	9	(234)	6,579	(1,866)

Income (loss) before taxes	18,169	(118,337)	101,210	(101,494)
Income tax expense (benefits)	4,151	(15,229)	22,228	(10,364)

Net income (loss)	$14,018	$(103,108)	$78,982	$(91,130)

Earnings (Loss) Per Common Share
Basic	$0.12	$(0.90)	$0.69	$(0.80)
Diluted	$0.12	$(0.90)	$0.69	$(0.80)

Weighted Average Common Shares Outstanding
Basic	112,693	114,493	112,550	114,135
Diluted	113,278	114,493	113,118	114,135
See Notes to Condensed Consolidated Financial Statements.

GLOBAL INDUSTRIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30
	2009	2008
		As adjusted
		(Note 10)
Cash Flows From Operating Activities
Net income (loss)	$78,982	$(91,130)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and non-stock-based amortization	47,427	40,545
Stock-based compensation expense	5,207	10,179
Provision for doubtful accounts	3,161	5,368
Gain on sale or disposal of property and equipment	(9,207)	(1,929)
Derivative (gain) loss	(838)	613
Loss on asset impairments	958	1,557
Deferred income taxes	7,006	(34,753)
Excess tax benefits from stock-based compensation	(57)	(4,019)
Changes in operating assets and liabilities
Accounts receivable, unbilled work, and contract costs	5,403	(27,795)
Prepaid expenses and other	(15,938)	(23,389)
Accounts payable, employee-related liabilities, and other accrued liabilities	(59,310)	50,306
Deferred dry-docking costs incurred	(6,465)	(47,419)

Net cash provided by (used in) operating activities	56,329	(121,866)

Cash Flows From Investing Activities
Proceeds from the sale of assets	26,915	6,476
Additions to property and equipment	(79,018)	(240,113)
Purchase of marketable securities	—	(49,296)
Sale of marketable securities	—	106,804
Decrease in (additions to) restricted cash	93,377	(16)

Net cash provided by (used in) investing activities	41,274	(176,145)

Cash Flows From Financing Activities
Repayment of long-term debt	(3,960)	(3,960)
Proceeds from sale of common stock, net	126	8,607
Repurchase of common stock	(283)	(27,770)
Additions to deferred charges	(596)	(87)
Excess tax benefits from stock-based compensation	57	4,019

Net cash provided by (used in) financing activities	(4,656)	(19,191)

Cash and cash equivalents
Increase (decrease)	92,947	(317,202)
Beginning of period	287,669	723,450

End of period	$380,616	$406,248

Supplemental Disclosures
Interest paid, net of amounts capitalized	$11,128	$10,203
Income taxes paid	$10,271	$37,865
Property and equipment additions included in accounts payable	$71,154	$19,070
See Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
1.	General
Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Global Industries, Ltd. and its subsidiaries (“Company,” “we,” “us,” or “our”).

In the opinion of our management, all adjustments (such adjustments consisting of a normal and recurring nature) necessary for a fair presentation of the operating results for the interim periods presented have been included in the unaudited Condensed Consolidated Financial Statements. Operating results for the period ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These financial statements should be read in conjunction with our audited Consolidated Financial Statements and related notes thereto included in our Current Report on Form 8-K dated October 6, 2009.

We have evaluated all subsequent events through November 5, 2009, the date the financial statements were issued.

All “$” represent U.S. Dollars.

Recent Accounting Pronouncements

SFAS 168. In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”) (ASC Topic 105). SFAS 168 establishes the FASB Accounting Standards CodificationTM (the “Codification” or “ASC”) as the single source of authoritative, nongovernmental generally accepted accounting principles (“GAAP”), other than guidance issued by the SEC. ASC does not change GAAP; it introduces a new structure for organizing GAAP and limits the hierarchy to two levels-authoritative and nonauthoritative. ASC is effective for interim or annual financial periods ending after September 15, 2009. We adopted ASC beginning on July 1, 2009 and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification. In order to ease the transition to the Codification, we are providing the Codification cross reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

SFAS 165. In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (ASC 855). This guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is effective for interim or annual financial periods ending after June 15, 2009. We adopted this guidance beginning April 1, 2009. The adoption of this guidance did not have a material impact on our financial statements. See Note 1 for disclosures required by this guidance.

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
FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” (ASC 820-10-65-4), provides guidance for determining fair values when there is no active market or where the price inputs being used represent distressed sales.
FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (ASC 320-10-65-1), provides additional guidance to provide greater clarity about the credit and noncredit component of an other than temporary impairment event and to improve presentation and disclosure of other than temporary impairments in the financial statements.

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (ASC 825-10-65-1), requires disclosures about the fair value of financial instruments in interim as well as annual financial statements.
SFAS 161. In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (ASC 815-10-50). This guidance requires specific disclosures regarding the location and amounts of derivative instruments in our financial statements, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect our financial position, financial performance, and cash flows. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted this guidance beginning January 1, 2009. See Note 4 for disclosures required by this guidance.

FSP APB 14-1. In May 2008, the FASB issued FSP APB No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (ASC 470-20), which changed the accounting for our 2.75% Senior Convertible Debentures (“Debentures”) due 2027. This guidance requires cash settled convertible debt to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component is the estimated fair value of similar bonds without the conversion feature. The difference between the bond cash proceeds and this estimated fair value is recorded as a debt discount and amortized to interest expense over the life of the bond. Although this guidance has no impact on our actual past or future cash flows, it requires us to record a material increase in non-cash interest expense as the debt discount is amortized. This guidance became effective for us beginning January 1, 2009 and is applied retrospectively to all periods presented. See Note 10 for disclosures required by this guidance.

FSP EITF 03-6-1. In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (ASC 260-10-65-2). This guidance addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method. We adopted this guidance retrospectively beginning January 1, 2009. See Note 16 for disclosure of the financial statement impact from implementation of this guidance.

ASU No. 2009-05. In August 2009, FASB issued ASU No. 2009-05 which amends Fair Value Measurements and Disclosures – Overall (ASC Topic 820-10) to provide guidance on the fair value measurement of liabilities. This update requires clarification for circumstances in which a quoted price in an active market for the identical liability is not available. A reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as an asset; or 2) another valuation technique that is consistent with the principles in ASC Topic 820 such as the income and market approach to valuation. The amendment in this update also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. This update is effective for our fourth quarter 2009 and we are currently evaluating the impact of adopting this update on our consolidated financial statements.

SFAS 167. In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities” (ASC Topic 810-10). This updated guidance requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. It also requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This update is effective for our fiscal year beginning January 1, 2010 and we are currently evaluating the impact of adopting this update on our consolidated financial statements.

2.	Restricted Cash
As a result of operating performance, the interim cash collateralization period related to the November 2008 waiver and amendment of our Revolving Credit Facility ended effective June 30, 2009 and previously restricted cash representing cash collateral for outstanding letters of credit and bank guarantees was released from restriction. See Note 10 for a discussion of this development. At September 30, 2009, restricted cash was comprised of cash deposits related to foreign currency exchange arrangements. Restrictions with respect to these deposits will remain in effect until we terminate the associated foreign currency exchange arrangement.
3.	Marketable Securities
As of September 30, 2009, we held $42.4 million at par value in auction rate securities which are variable rate bonds tied to short-term interest rates with maturities up to 30 years. Auction rate securities have interest rate resets through a Dutch auction at predetermined short intervals. Interest rates generally reset every 7-49 days. The coupon interest rate for these securities ranged from 0.4% to 0.9%, on a tax exempt basis for the three months ended September 30, 2009.

Our investments in auction rate securities were issued by municipalities and state education agencies. The auction rate securities issued by state education agencies represent pools of student loans for which repayment is substantially guaranteed by the U.S. government under the Federal Family Education Loan Program. All of our investments in auction rate securities have at least a double A rating. As of September 30, 2009, the par value of auction rate securities issued by state education agencies was $30.0 million and the par value of auction rate securities issued by municipalities was $12.4 million.

Auctions for our auction rate securities continue to fail in 2009. An auction failure, which is not a default in the underlying debt instrument, occurs when there are more sellers than buyers at a scheduled interest rate auction date. This results in a lack of liquidity for these securities, even though debt service continued to occur. During the nine months ended September 30, 2009, we continued to earn and receive scheduled interest on these securities.

Auction Rate Securities under Settlement Agreement - In November 2008, we accepted an auction rate security rights agreement (the “Settlement”) with UBS Financial Services, Inc. (“UBS”) that permits us to sell or put all of our auction rate securities issued by state education agencies and one auction rate security issued by a municipality back to UBS at par value at any time during the period from June 30, 2010 through July 2, 2012. We expect to put these auction rate securities back to UBS on June 30, 2010, the earliest date allowable under the Settlement, if not sold prior to that date; therefore, these securities are classified as current as of September 30, 2009. We reclassified these auction rate securities to trading securities. Consequently, we will be required to assess the fair value of the Settlement and these auction rate securities and record changes in earnings each period until the Settlement is exercised and the securities are redeemed. As of September 30, 2009, the fair value of auction rate securities covered under the Settlement was $28.0 million, a decline of $2.8 million from par value, but an improvement in the $3.1 million impairment recognized at December 31, 2008. We recognized the $2.8 million decline in par value as an other-than-temporary impairment in Other income (expense), net on the Condensed Consolidated Statement of Operations. However, as we will be permitted to put these securities back to UBS at par, we recognized an offsetting $2.8 million gain on the fair value assessment of the Settlement in Other income (expense), net. Although the Settlement represents the right to sell the securities back to UBS at par, we will be required to periodically assess the economic ability of UBS to meet that obligation in assessing the fair value of the Settlement.

Auction Rate Securities issued by Municipalities — Of our total $12.4 million investment in auction rate securities issued by municipalities, $11.6 million are not covered under the Settlement, remain classified as available for sale and are carried at fair value with any unrealized gains and losses recorded in Other Comprehensive Income. We concluded the fair value of these auction rate securities issued by municipalities at September 30, 2009 was $11.5 million, a decline of $0.1 million from par value. The decline in fair value has been assessed as temporary and has been recorded as an unrealized loss in Accumulated Other Comprehensive Income (Loss), net of tax of $0.04 million. We will continue to monitor the market for auction rate securities and consider its impact, if any, on fair value of the remaining investment through disposition. Subsequent to September 30, 2009, we sold $0.4 million of these securities and therefore classified this portion of the securities as current at September 30, 2009.

4.	Derivatives
We use forward contracts to manage our exposure in foreign currency exchange rates. Our outstanding forward foreign currency contracts at September 30, 2009 are used to hedge cash flows for long-term charter payments on two multi-service vessels denominated in Norwegian Kroners and certain purchase commitments related to the construction of the Global 1200 in Singapore that are denominated in Singapore Dollars.

The Norwegian Kroner forward contracts have maturities extending until June 2011 and are accounted for as cash flow hedges with the effective portion of unrealized gains and losses recorded in Accumulated Other Comprehensive Income (Loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of September 30, 2009, there was $0.9 million in unrealized gains, net of taxes, in Accumulated Other Comprehensive Income (Loss) of which $0.6 million is expected to be realized in earnings during the twelve months following September 30, 2009. As of September 30, 2009, these contracts are included in Prepaid expenses and other and Other assets on the Condensed Consolidated Balance Sheets, valued at $0.9 million and $0.4 million, respectively. For the three months and nine months ended September 30, 2009, we recorded $0.1 million in realized gains and $0.6 million in realized losses, respectively related to these contracts which are included in Other income (expense), net on the Consolidated Statement of Operations. For the three months and nine months ended September 30, 2008, we recorded $1.2 million and $3.6 million, respectively in realized gains related to these contracts which are included in Other income (expense), net on the Consolidated Statement of Operations. As of December 31, 2008, there was $2.4 million of unrealized losses, net of tax, in Accumulated Other Comprehensive Income (Loss). As of December 31, 2008, these contracts were included in Other accrued liabilities and Other liabilities, long-term on the Condensed Consolidated Balance Sheets, valued at $2.0 million and $1.7 million respectively.

During the second quarter of 2009, we entered into two forward contracts to purchase 18.9 million Singapore Dollars to hedge certain purchase commitments in the first quarter of 2010 related to the construction of the Global 1200 in Singapore. We have not elected hedge treatment for these contracts. Consequently, changes in the fair value of these instruments are recorded in Other income (expense), net on the Consolidated Statement of Operations. For the three months and nine months ended September 30, 2009, we recorded $0.4 million and $0.8 million, respectively in gains related to these two contracts. As of September 30, 2009, the fair value of these contracts was $0.8 million and is included in Prepaid expenses and other on the Condensed Consolidated Balance Sheets.
5.	Fair Value of Financial Instruments
In accordance with accounting guidance, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. exit price) in an orderly transaction between market participants at the measurement date. This guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy for inputs is categorized into three levels based on the reliability of inputs as follows:

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
Fair Value Measurements at September 30, 2009
(In thousands)

Description	Total	Level 1	Level 2	Level 3
Cash equivalents	$183,798	$183,798	$—	$—
Marketable securities	42,253	—	—	42,253
Derivative contracts	2,163	—	2,163	—

Total	$228,214	$183,798	$2,163	42,253

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

The following table presents a reconciliation of activity for such securities:
Changes in Level 3 Financial Instruments
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Balance at beginning of period	$41,035	$41,968	$42,375	$48,800
Purchases, issuances, and settlements	—	(200)	—	(13,250)
Total gains or losses:
Included in other comprehensive income	1,218	—	(122)	(907)
Transfers in to Level 3	—	—	—	12,125
Transfers out of Level 3	—	—	—	(5,000)

Balance at end of period	$42,253	$41,768	$42,253	$41,768

6.	Receivables
Receivables are presented in the following balance sheet accounts: (1) accounts receivable, (2) accounts receivable – long term, (3) unbilled work on uncompleted contracts, and (4) contract costs incurred not yet recognized. Accounts receivable are stated at net realizable value, and the allowances for uncollectible accounts were $1.1 million and $12.1 million at September 30, 2009 and December 31, 2008, respectively. Accounts receivable at September 30, 2009 and December 31, 2008 included $11.1 million and $0.1 million, respectively, of retainage, which represents the short-term portion of amounts not immediately collectible due to contractually specified requirements. Accounts receivable – long term at September 30, 2009 and December 31, 2008 represented amounts related to retainage which were not expected to be collected within the next twelve months.

Receivables also include claims and unapproved change orders of $54.0 million at September 30, 2009 and $28.6 million at December 31, 2008. These claims and change orders are amounts due for extra work or changes in the scope of work on certain projects.
Costs and Estimated Earnings on Uncompleted Contracts

	September 30	December 31
	2009	2008
	(In thousands)
Costs incurred and recognized on uncompleted contracts	$1,093,706	$738,496
Estimated earnings	40,444	(19,411)

Costs and estimated earnings on uncompleted contracts	1,134,150	719,085
Less: Billings to date	(1,025,328)	(653,373)

	108,822	65,712
Plus: Accrued revenue(1)	7,778	15,770
Less: Advance billing on uncompleted contracts	—	(80)

	$116,600	$81,402

Included in accompanying balance sheets under the following captions:
Unbilled work on uncompleted contracts	$116,994	$86,011
Advance billings on uncompleted contracts	(394)	(4,609)

	$116,600	$81,402

(1)	Accrued revenue represents unbilled amounts receivable related to work performed on projects for which the percentage of completion method is not applicable.
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
Net Gains and (Losses) on Asset Disposal consisted of the following:

		Three Months Ended		Nine Months Ended
		September 30		September 30
Segment	Description of Asset	2009	2008	2009	2008
		(In thousands)
North America Subsea	One Dive Support Vessel (“DSV”) in 2009 and Other	$(64)	$(83)	$5,003	$(179)
Latin America	Other	(2)	—	(13)	(176)
West Africa	Two cargo barges and one DSV	(145)	—	643	—
Asia Pacific	One Derrick Lay Barge (“DLB”) and Other	(58)	12	3,370	4
Middle East	One DSV in 2008 and Other in 2009 and 2008	(5)	(12)	230	2,280
Corporate	Other	—	—	(26)	—

		$(274)	$(83)	$9,207	$1,929

Losses on Asset Impairments consisted of the following:

		Three Months Ended		Nine Months Ended
		September 30		September 30
Segment	Description of Asset	2009	2008	2009	2008
			(In thousands)
North America Subsea	One DSV and Three Dive Systems	$—	$—	$768	$—
Latin America	One DSV	—	—	190	—
West Africa	One DSV	—	1,557	—	1,557

		$—	$1,557	$958	$1,557

In accordance with accounting guidance, long-lived assets held for sale are carried at the lower of the asset’s carrying value or net realizable value and depreciation ceases.
Assets Held for Sale consisted of the following:

		September 30		December 31
Segment	Description of Asset	2009	Description of Asset	2008
		(In thousands)		(In thousands)
North America Subsea	None	$—	One DSV and Dive System	$749
West Africa	One DLB and One DSV	6,673	One DSV	1,000
Asia Pacific	Other	2,147	None	—
Middle East	None	—	One DLB	432

		$8,820		$2,181

8.	Property and Equipment
The components of property and equipment, at cost, and the related accumulated depreciation are as follows:

	September 30	December 31
	2009	2008
	(In thousands)
Land	$6,322	$6,322
Facilities and equipment	189,132	179,650
Marine vessels	482,452	535,042
Construction in progress	317,748	208,827

Total property and equipment	995,654	929,841
Less: Accumulated depreciation	(315,366)	(330,763)

Property and equipment, net	$680,288	$599,078

Expenditures for property and equipment and items that substantially increase the useful lives of existing assets are capitalized at cost and depreciated. Routine expenditures for repairs and maintenance are expensed as incurred. We capitalized $3.9 million and $2.2 million of interest costs for the three months ended September 30, 2009 and 2008, respectively. We capitalized $10.5 million and $4.9 million of interest costs for the nine months ended September 30, 2009 and 2008, respectively. Except for major construction vessels that are depreciated on the units-of-production (“UOP”) method over estimated vessel operating days, depreciation is provided utilizing the straight-line method over the estimated useful lives of the assets. The UOP method is based on vessel utilization days and more closely correlates depreciation expense to vessel revenue. In addition, the UOP method provides for a minimum depreciation floor in periods with nominal vessel use. In general, if we applied only a straight-line depreciation method instead of the UOP method, less depreciation expense would be recorded in periods of high utilization and revenues, and more depreciation expense would be recorded in periods of low vessel utilization and revenues.

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
The below table presents dry docking costs incurred and amortization for all periods presented:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Net book value at beginning of period	$50,538	$66,940	$61,552	$30,735
Additions for the period	1,209	5,349	6,465	47,419
Reclassifications to assets held for sale	—	—	(4,914)	—
Amortization expense for the period	(5,251)	(4,780)	(16,607)	(10,645)

Net book value at end of period	$46,496	$67,509	$46,496	$67,509

10.	Long-Term Debt
The components of long-term debt are as follows:

	September 30	December 31
	2009	2008
	(In thousands)
Senior convertible debentures due 2027, 2.75%	$234,805	$228,586
Title XI bonds due 2025, 7.71%	61,380	65,340
Revolving credit facility	—	—

Total long-term debt	296,185	293,926
Less: Current maturities	3,960	3,960

Long-term debt less current maturities	$292,225	$289,966

The fair value of our Senior Convertible Debentures based on quoted market prices was approximately $211.3 million and $113.6 million at September 30, 2009 and December 31, 2008, respectively. The fair value of our Title XI bonds based on quoted market prices was $76.5 million and $88.1 million at September 30, 2009 and December 31, 2008, respectively.
Senior Convertible Debentures
On January 1, 2009, we retrospectively implemented new accounting guidance which changed the accounting treatment of our Senior Convertible Debentures. This guidance requires cash settled convertible debt to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component is the estimated fair value of similar bonds without the conversion feature. The difference between the bond cash proceeds and this estimated fair value is recorded as a debt discount and amortized to interest expense over the ten year period ending August 1, 2017. This is the earliest date that holders of the Debentures may require us to repurchase all or part of their Debentures for cash. The adoption of this guidance resulted in an increase in net loss of $0.3 million for the three months ended September 30, 2008 with no impact on earnings per share and an increase in net loss of $1.7 million, or $0.02 per diluted share for the nine months ended September 30, 2008. The net income for the three and nine month periods ended September 30, 2009 was not materially impacted by the implementation of this guidance.

The Debentures are convertible into cash, and if applicable, into shares of our common stock, or under certain circumstances and at our election, solely into our common stock, based on a conversion rate of 28.1821 shares per $1,000 principal amount of Debentures, which represents an initial conversion price of $35.48 per share. As of September 30, 2009, the Debentures’ if-converted value does not exceed the Debentures’ principal of $325 million.
The adjusted components of our Debentures are as follows:

	September 30	December 31
	2009	2008
	(In thousands)
Principal amount of debt component	$325,000	$325,000
Less: Unamortized debt discount	90,195	96,414

Carrying amount of debt component	$234,805	$228,586

Debt discount on issuance	$107,261	$107,261
Less: Issuance costs	2,249	2,249
Deferred income tax	36,772	36,772

Carrying amount of equity component	$68,240	$68,240

Although the implementation of the new guidance has no impact on our actual past or future cash flows, it requires us to record a material increase in non-cash interest expense as the debt discount is amortized. The table below presents adjusted Debentures interest expense:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Contractual interest coupon, 2.75%	$2,235	$2,235	$6,703	$6,703
Amortization of debt discount	2,116	1,966	6,219	5,777

Total Debentures interest expense	$4,351	$4,201	$12,922	$12,480

Effective interest rate	7.5%	7.5%	7.5%	7.5%
Revolving Credit Facility
Our Revolving Credit Facility provides a borrowing capacity of up to $150.0 million. As of September 30, 2009, we had no borrowings against the facility and $67.8 million of letters of credit outstanding thereunder. Due to the sale of one of the vessels mortgaged under the Revolving Credit Facility, the effective borrowing capacity under this facility at September 30, 2009 is $139.9 million. As a result of operating performance, we did not meet the minimum fixed charge coverage ratio under the facility at September 30, 2008. On November 7, 2008, we amended our Revolving Credit Facility to temporarily require us to cash-collateralize letters of credit and bank guarantees. During the interim cash collateralization period, no borrowings, letters of credit, or bank guarantees unsecured by cash were available to us under the Revolving Credit Facility. As a result of our operating performance, the interim cash collateralization period ended, effective June 30, 2009, as requirements to release this restricted cash collateral were satisfied. We also have a $16.0 million short-term credit facility at one of our foreign locations. At September 30, 2009, we had $4.9 million of letters of credit outstanding, and $11.1 million of credit availability under this particular credit facility.
11.	Commitments and Contingencies
Commitments
Construction and Purchases in Progress — The estimated cost to complete capital expenditure projects in progress at September 30, 2009 was approximately $333.1 million, which primarily represents expenditures for construction of the Global 1200 and Global 1201, our new generation derrick/pipelay vessels. This amount includes aggregate commitments of 59.4 million Singapore Dollars (or $41.9 million as of September 30, 2009) and € 11.5 million (or

$16.8 million as of September 30, 2009). During the second quarter of 2009, we entered into two forward contracts to purchase 18.9 million Singapore Dollars to hedge certain of these purchase commitments.
Off Balance Sheet Arrangements — In the normal course of our business activities, and pursuant to agreements or upon obtaining such agreements to perform construction services, we provide guarantees, bonds, and letters of credit to customers, vendors, and other parties. At September 30, 2009, the aggregate amount of these outstanding bonds was $53.3 million, which are scheduled to expire between October 2009 and September 2010, and the aggregate amount of outstanding letters of credit was $69.3 million, which are due to expire between October 2009 and July 2011.
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
During the third quarter of 2009, we received a tax assessment from the Mexican Revenue Department in the amount of $5.9 million related to the 2003 tax year. The assessment alleges that chartered vessels should be treated as equipment leases and subject to tax at a rate of 10%. We have engaged outside counsel to assist us in appealing the assessment. We do not expect the ultimate resolution to have a material adverse effect on our future operating results; however, if the Mexican Revenue Department prevails in its assessment, we could be exposed to similar liabilities for the tax years beginning in 2004 through the current year.
We have an unresolved issue related to an Algerian tax assessment that we received on February 21, 2007. The remaining amount in dispute is approximately $10.4 million of alleged value added tax for the years 2004 and 2005. We are contractually indemnified by our client for the full amount of the assessment that remains in dispute. We continue to engage outside tax counsel to assist us in resolving the tax assessment.
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
As of the date of this Quarterly Report on Form 10-Q (“Quarterly Report”) we have no active projects in West Africa and have curtailed our operations in the region. We will continue to seek prospects in the area and could return in the future.

Notwithstanding the internal investigation, we have concluded that certain changes to our compliance program would provide us with greater assurance that we are in compliance with the FCPA and its record-keeping requirements. We have a long-time published policy requiring compliance with the FCPA and broadly prohibiting any improper payments by us to foreign or domestic officials, as well as training programs for our employees. Since the commencement of the internal investigation, we have adopted, and may adopt additional, measures intended to enhance our compliance procedures and ability to audit and confirm our compliance. Additional measures also may be required once the investigation concludes.
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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
	(In thousands)
Net income (loss)	$14,018	$(103,108)	$78,982	$(91,130)
Unrealized gain (loss) on derivatives	2,077	(7,005)	5,041	(5,969)
Unrealized gain (loss) on auction rate securities	1,218	—	(122)	(907)
Deferred tax benefit (expense)	(1,154)	2,452	(1,722)	2,337

Comprehensive income (loss)	$16,159	$(107,661)	$82,179	$(95,669)

Accumulated Other Comprehensive Income (Loss) — A roll-forward of the amounts included in accumulated other comprehensive income (loss), net of taxes, is shown below.

		Forward		Accumulated
	Accumulated	Foreign		Other
	Translation	Currency	Auction Rate	Comprehensive
	Adjustment	Contracts	Securities	Income (Loss)
	(In thousands)
Balance at December 31, 2008	$(8,978)	$(2,415)	$—	$(11,393)
Change in value	—	2,651	(79)	2,572
Reclassification to earnings	—	626	—	626

Balance at September 30, 2009	$(8,978)	$862	$(79)	$(8,195)

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
In accordance with accounting guidance, companies must recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards.

The table below sets forth the total amount of stock-based compensation expense for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
	(In thousands)
Stock-based compensation expense
Stock options	$156	$784	$613	$2,342
Time-based restricted stock	1,319	2,020	3,912	6,040
Performance shares and units	286	727	682	1,797

Total stock-based compensation expense	$1,761	$3,531	$5,207	$10,179

14.	Other Income (Expense), net
Components of other income (expense), net are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
	(In thousands)
Foreign exchange rate gain (loss)	$(2,488)	$(222)	$1,864	$(2,457)
Derivative contract gain (loss)	354	(186)	838	403
Insurance settlement(s)	1,750	—	2,728	—
Other	393	174	1,149	188

Total	$9	$(234)	$6,579	$(1,866)

15.	Income Taxes
Our effective tax rates for the three and nine months ended September 30, 2009 were 22.8% and 22.0%, respectively, and 12.9% and 10.2% for the three and nine months ended September 30, 2008, respectively. The first nine months of 2009 had earnings in foreign jurisdictions with deemed profit tax regimes where tax is calculated as a percentage of revenue and losses utilized that were not previously tax benefited, resulting in a lower effective rate when compared to the corporate tax rate in the United States of 35%. The first nine months of 2008 included losses that could not be tax effected and low margins in tax jurisdictions with deemed profit regimes, resulting in a lower tax benefit when compared to the 35% U.S. corporate tax rate.
16. Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributed to common shareholders during the period by the weighted average number of shares of common stock outstanding during each period. Diluted EPS is computed by dividing net income (loss) attributed to common shareholders during the period by the weighted average number of shares of common stock that would have been outstanding assuming the issuance of dilutive potential common stock as if outstanding during the reporting period, net of shares assumed to be repurchased using the treasury stock method. The dilutive effect of stock options and performance units is based on the treasury stock method. The dilutive effect of non-vested restricted stock awards is based on the more dilutive of the treasury stock method or the two-class method assuming a reallocation of undistributed earnings to common shareholders after considering the dilutive effect of potential common shares other than the non-vested shares of restricted stock.

We retrospectively implemented new accounting guidance on January 1, 2009 which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to participate in computing earnings per share under the two-class method. Our non-vested restricted stock awards contain nonforfeitable rights to dividends and consequently are included in the computation of earnings per share under the two-class method. For the three months ended September 30, 2008, 1.1 million non-vested restricted shares were considered participating securities resulting in no impact in either basic or diluted earnings per share.

For the nine months ended September 30, 2008, 1.3 million non-vested restricted shares were considered participating securities resulting in no impact in either basic or diluted earnings per share. For the three months ended September 30, 2009, 1.2 million non-vested restricted shares participated in the net income reported for that period resulting in no impact in either basic or diluted earnings per share. For the nine months ended September 30, 2009, 1.3 million non-vested restricted shares participated in net income reported for that period resulting in a reduction in basic earnings per share of $0.01 and no impact in diluted earnings per share.

The following table presents information necessary to calculate earnings (loss) per share of common stock for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
	(In thousands, except per share data)
Basic EPS:
Net income (loss)	$14,018	$(103,108)	$78,982	$(91,130)
Less earnings attributed to shareholders of non-vested restricted stock	(144)	—	(871)	—

Earnings (loss) attributed to common shareholders	$13,874	$(103,108)	$78,111	$(91,130)

Weighted-average number of common shares outstanding — basic	112,693	114,493	112,550	114,135

Basic earnings (loss) per common share	$0.12	$(0.90)	$0.69	$(0.80)

Diluted EPS:
Earnings (loss) attributable to common shareholders-basic	$13,874	$(103,108)	$78,111	$(91,130)
Adjustment to earnings (loss) attributable to common shareholders for redistribution to shareholders of non-vested restricted stock	—	—	5	—

Adjusted earnings (loss) attributable to common shareholders-diluted	$13,874	$(103,108)	$78,116	$(91,130)

Weighted-average number of common shares outstanding — basic	112,693	114,493	112,550	114,135
Dilutive effect of potential common shares:
Stock options	41	—	24	—
Performance units	544	—	544	—

Weighted-average number of common shares outstanding — diluted	113,278	114,493	113,118	114,135

Diluted net income (loss) per common share	$0.12	$(0.90)	$0.69	$(0.80)

Anti-dilutive shares primarily represent options where the strike price was in excess of the average market price of our common stock for the period reported and are excluded from the computation of diluted earnings per share. Excluded anti-dilutive shares totaled 1.7 million and 2.5 million for the three months ended September 30, 2009 and 2008, respectively. Excluded anti-dilutive shares totaled 1.8 million and 2.5 million for the nine months ended September 30, 2009 and 2008, respectively.

The net settlement premium obligation on the Senior Convertible Debentures, issued in July 2007, was not included in the dilutive earnings per share calculation for the three or nine months ended September 30, 2009 and 2008 because the conversion price of the debentures was in excess of our common stock price.

17.	Segment Information
The following table presents information about the profit (or loss) for the three and nine months ended September 30, 2009 and 2008 of each of our six reportable segments: North America Offshore Construction Division (“OCD”), North America Subsea, Latin America, West Africa, Middle East (including the Mediterranean), and Asia Pacific/India.

As of the date of this Quarterly Report, we have no active projects in West Africa and have curtailed our operations in the region. We continue, however, to evaluate viable and profitable projects in the area.

Also, during the first quarter of 2009, we discontinued allocation of corporate stewardship costs to our reportable segments. This change has been reflected as a retrospective change to the financial information for the three and nine months ended September 30, 2008 presented below. This change did not affect our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations or Condensed Consolidated Statements of Cash Flows.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
	(In thousands)
Total segment revenues
North America OCD	$60,011	$28,868	$108,961	$58,440
North America Subsea	46,343	43,422	112,093	103,122
Latin America	35,749	59,509	185,534	185,259
West Africa	(529)	22,924	101,039	140,664
Middle East	28,668	35,638	82,167	188,085
Asia Pacific/India	47,433	40,423	206,880	172,317

Subtotal	217,675	230,784	796,674	847,887

Intersegment eliminations
North America Subsea	(13,957)	(10,159)	(25,394)	(23,187)
Latin America	—	(2,074)	—	(2,074)
Middle East	—	—	(3,270)	(2,067)

Subtotal	(13,957)	(12,233)	(28,664)	(27,328)

Consolidated revenues	$203,718	$218,551	$768,010	$820,559

Income (loss) before taxes
North America OCD	$12,903	$(5,961)	$4,924	$(11,873)
North America Subsea	10,267	522	25,972	6,906
Latin America	(10,642)	(19,648)	11,825	(12,132)
West Africa	(2,709)	(10,103)	30,150	(19,387)
Middle East	6,337	(83,273)	15,913	(73,768)
Asia Pacific/India	9,333	10,805	34,351	35,317
Corporate	(7,320)	(10,679)	(21,925)	(26,557)

Consolidated income (loss) before taxes	$18,169	$(118,337)	$101,210	$(101,494)

The following table presents information about the assets of each of our reportable segments as of September 30, 2009 and December 31, 2008.

	September 30	December 31
	2009	2008
	(In thousands)
Segment assets at period end
North America OCD	$166,951	$39,184
North America Subsea	175,729	191,866
Latin America	247,924	254,007
West Africa	78,619	214,748
Middle East	89,163	117,997
Asia Pacific/India	218,080	173,613
Corporate	589,834	497,938

Consolidated segment assets at period end	$1,566,300	$1,489,353

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
In addition, various statements in this Quarterly Report on Form 10-Q, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. Those forward-looking statements appear in Part I, Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to our consolidated financial statements in Part I, Item 1 of this report and elsewhere in this report. These forward-looking statements speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:
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
We believe the items we have outlined above are important factors that could cause estimates in our financial statements to differ materially from actual results and those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf. We have discussed many of these factors in more detail elsewhere in this report. These factors are not necessarily all the factors that could affect us. Unpredictable or unanticipated factors we have not discussed in this report could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations. We advise our shareholders that they should (1) be aware that factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements. For more detailed information regarding risks, see the discussion of risk factors in Item 1A of our Annual Report on Form 10-K for 2008.

The following discussion presents management’s discussion and analysis of our financial condition and results of operations and should be read in conjunction with the consolidated financial statements and related notes for the period ended September 30, 2009.
Results of Operations
General
We are a leading offshore construction company offering a comprehensive and integrated range of marine construction and support services in North America, Latin America, West Africa, the Middle East (including the Mediterranean), and Asia Pacific/India regions. As of the date of this Quarterly Report, we have no active projects in West Africa and have curtailed our operations in the region. We will continue, however, to evaluate viable and profitable projects in the area.
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
Quarter Ended September 30, 2009 Compared to Quarter Ended September 30, 2008

	Three months ended September 30
	2009		2008
		% of		% of	% Change
	(Thousands)	Revenue	(Thousands)	Revenue	(Unfavorable)
Revenues	$203,718	100.0%	$218,551	100.0%	(6.8%)
Cost of operations	163,855	80.4	307,409	140.7	46.7

Gross profit	39,863	19.6	(88,858)	40.7	144.9
(Gain) loss on asset disposals and impairments	274	0.1	1,640	0.7	83.3
Selling, general and administrative expenses	19,075	9.4	25,439	11.6	25.0

Operating income (loss)	20,514	10.1	(115,937)	53.0	117.7

Interest income	402	0.2	2,476	1.1	(83.8)
Interest expense	(2,756)	1.4	(4,642)	2.2	40.6
Other income (expense), net	9	—	(234)	0.1	103.8

Income (loss) before income taxes	18,169	8.9	(118,337)	54.2	115.4
Income tax expense (benefits)	4,151	2.0	(15,229)	7.0	(127.3)

Net income (loss)	$14,018	6.9%	$(103,108)	47.2%	113.6%

Revenues — Revenues decreased by 6.8% to $203.7 million for the third quarter of 2009, compared to the third quarter of 2008. This decrease was primarily due to lower activity in the Middle East, West Africa, and Latin America partially offset by higher activity in North America OCD, North America Subsea, and Asia Pacific/India. For a detailed discussion of revenues and income before taxes for each geographical area, see “Segment Information” below.
Gross Profit — Gross profit increased to $39.9 million in the third quarter of 2009, compared to a gross loss of $88.9 million in the third quarter of 2008, primarily due to higher project margins. Gross profits in North America OCD, North America Subsea, Latin America and Middle East were higher for the third quarter of 2009 in comparison to the third quarter of 2008 primarily due to improved project productivity. During the 2008 third quarter, two projects in Saudi Arabia and Brazil experienced significant productivity and logistical issues while projects during the 2009 third quarter were not comparably impacted by these factors. Asia Pacific/India segment gross profit reduction was primarily attributable to decreased pricing and increased costs associated with the DLB264 and the Subtec 1 which were in the Middle East segment in the third quarter of 2008.
(Gain) loss on Asset Disposals and Impairments — (Gain) loss on asset disposals and impairments decreased to a loss of $0.3 million in the third quarter of 2009, compared to a loss of $1.6 million in the third quarter of 2008, primarily due to the $1.6 million impairment of the Sea Puma in the third quarter of 2008.
Selling, General and Administrative Expenses — Selling, general and administrative expenses decreased by $6.3 million, or 25%, to $19.1 million for the third quarter of 2009, compared to the third quarter of 2008. Decreased labor costs of $1.2 million in all business segments except North America OCD and Asia Pacific/India as well as decreases in travel costs, amortization of equity compensation, and professional fees were the primary drivers of the decrease. The decreases are attributable to our cost reduction efforts.
Interest Income — Interest income decreased by $2.1 million to $0.4 million in the third quarter of 2009, compared to $2.5 million in the third quarter of 2008. Significantly lower interest rates in 2009 contributed to a lower return on cash balances and short-term investments compared to 2008.

Interest Expense — Interest expense decreased by $1.8 million to $2.8 million in the third quarter of 2009, compared to $4.6 million in the third quarter of 2008. Higher capitalized interest primarily driven by expenditures for ongoing construction of the Global 1200 and Global 1201 was responsible for the majority of the decrease between comparable periods. Capitalized interest during the third quarter of 2009 was $3.9 million compared to $2.2 million for the third quarter of 2008.
Other Income (Expense), net — Other income (expense), net increased by $0.2 million from a $0.2 million expense in the third quarter of 2008 to $0.01 million of income in the third quarter of 2009. The increase is primarily attributable to receipt of a $1.8 million insurance claim in our West Africa segment substantially offset by losses on foreign currency exchange transactions during the 2009 third quarter.
Income Taxes — Our effective tax rate for the third quarter of 2009 was 22.8%, compared to 12.9% for the third quarter of 2008. The third quarter of 2008 included losses that could not be tax effected and lower margins in tax jurisdictions with a deemed profit regime where tax is calculated as a percentage of revenue resulting in a lower tax benefit than if these conditions had not occurred. Comparatively, the third quarter of 2009 was profitable and benefited from higher earnings in foreign jurisdictions with deemed profit tax regimes and utilization of losses not previously tax benefited.
Segment Information — The following sections discuss the results of operations for each of our reportable segments during the quarters ended September 30, 2009 and 2008.
North America Offshore Construction Division
Revenues were $60.0 million for the third quarter of 2009 compared to $28.9 million for the third quarter of 2008. This increase in revenues is primarily due to increased utilization of the Cherokee, Hercules and the Sea Constructor, partially offset by the reduction in utilization of the Titan II, which was chartered from our Latin America segment in the 2008 third quarter, and the GP37. The third quarter of 2008 was adversely affected by the extended dry dock of the Cherokee and non-compensated vessel stand-by costs during Hurricanes Gustav and Ike and decreases in productivity on certain projects. Income before taxes was $12.9 million during the third quarter of 2009 compared to a loss of $6.0 million during the third quarter of 2008. This increase in income was primarily due to increased vessel utilization and higher profit margins on projects.
North America Subsea
Revenues were $46.3 million for the third quarter of 2009 compared to $43.4 million for the third quarter of 2008. This increase in revenues is primarily due to increased utilization of the Global Orion and Olympic Challenger, which entered service late in the third quarter of 2008, partially offset by loss of revenue from the utilization of the Sea Lion and a third party vessel in the third quarter of 2008. Income before taxes was $10.3 million for the third quarter of 2009 compared to $0.5 million for the third quarter of 2008. This $9.8 million increase in income was primarily attributable to higher revenues and project margins due to higher pricing and productivity primarily related to the mix of vessels used in comparable periods. In the third quarter of 2009, the Global Orion was available for use for the entire quarter while the third quarter of 2008 was negatively impacted by approximately $2.8 million of start-up costs associated with the acquisition of the vessel.
Latin America
Revenues were $35.7 million for the third quarter of 2009 compared to $59.5 million for the third quarter of 2008. The decrease of $23.8 million was attributable to decreased activity in Brazil partially offset by increased activity in Mexico. The Camarupim project in Brazil was substantially completed in the third quarter of 2009 and work progressed on two projects in Mexico. Loss before taxes was $10.6 million for the third quarter of 2009 compared to a loss before taxes of $19.6 million for the third quarter of 2008. The increase of $9.0 million was attributable to higher project margins in 2009 compared to the third quarter of 2008 which included an increase in the loss estimate of approximately $17.5 million for the Camarupim project. The loss estimate was adjusted primarily due to lower than expected productivity and vessel standby delays from mechanical and weather downtime.

West Africa
Revenues were $(0.5) million for the third quarter of 2009 compared to $22.9 million for the third quarter of 2008. We recorded a $0.5 million reserve on one completed project during the third quarter of 2009 compared to one significant project completion during the third quarter of 2008. Loss before taxes was $2.7 million for the third quarter of 2009 compared to a loss before taxes of $10.1 million for the third quarter of 2008. The increase of $7.4 million was primarily attributable to reduced vessel costs associated with the relocation of the Hercules and the Sea Constructor to the U.S. Gulf of Mexico in January 2009, and reductions in labor, travel, and professional fees attributable to our cost cutting efforts related to our decision to curtail operations in the region. Also contributing to the increase was the receipt of an insurance claim in the third quarter of 2009 of $1.8 million reimbursing us for prior year costs incurred on a project claim. A $1.6 million impairment of the Sea Puma, a DSV, contributed to the loss in the third quarter of 2008.
Middle East
Revenues were $28.7 million for the third quarter of 2009 compared to $35.6 million for the third quarter of 2008. The decrease of $6.9 million was the result of lower activity in the region. The Berri and Qatif project in Saudi Arabia was completed during the third quarter of 2009 compared to three projects in progress during the third quarter of 2008. Income before taxes was $6.3 million for the third quarter of 2009 compared to a loss before taxes of $83.3 million for the third quarter of 2008, an increase of $89.6 million. In the third quarter of 2008, we eliminated the previously recorded profit estimate and recorded an estimated loss which totaled approximately $83.3 million on the Berri and Qatif project related to an exceptional loss in productivity and cost over-runs that resulted in a complete re-evaluation and extension of the schedule and additional cost to complete the remaining scope of work. Productivity improvements and cost savings on the Berri and Qatif project reduced our previously recorded loss estimate by $10.2 million positively impacting the third quarter 2009 results. Also contributing to the increase were reduced vessel costs due to the transfer of the DLB264 and Subtec I to Asia Pacific/India and reduced selling, general and administrative expenses partially offset by a foreign currency exchange loss of $0.8 million.
Asia Pacific/India
Revenues were $47.4 million for the third quarter of 2009 compared to $40.4 million for the third quarter of 2008. The increase of $7.0 million was primarily due to increased project activity in the region. Activities were ongoing on three projects in Thailand, Indonesia, and India as well as a third party charter of the DLB264 in Malaysia during the 2009 third quarter compared to one project in Vietnam and a third party charter of the Seminole in the third quarter of 2008. Income before taxes was $9.3 million for the third quarter of 2009 compared to $10.8 million for the third quarter of 2008. This $1.5 million decrease was due to lower project margins and increased costs associated with the transfer of the Subtec 1 from the Middle East.
Corporate
Loss before taxes, which is comprised of corporate costs, was $7.3 million for the third quarter of 2009 compared to a loss before taxes of $10.7 million for the third quarter of 2008. The $3.4 million decrease in loss is primarily attributable to a $2.2 million reduction in professional fees and a $1.1 million reduction in amortization of equity compensation for the third quarter 2009 as compared to the third quarter 2008.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

	Nine months ended September 30
	2009		2008
		% of		% of	% Change
	(Thousands)	Revenue	(Thousands)	Revenue	(Unfavorable)
Revenues	$768,010	100.0%	$820,559	100.0%	(6.4%)
Cost of operations	617,609	80.4	847,251	103.3	27.1

Gross profit	150,401	19.6	(26,692)	3.3	663.5
(Gain) loss on asset disposals and impairments	(8,249)	1.0	(372)	—	n/m
Selling, general and administrative expenses	55,635	7.2	73,439	8.9	24.2

Operating income (loss)	103,015	13.4	(99,759)	12.2	203.3

Interest income	1,594	0.2	12,709	1.5	(87.5)
Interest expense	(9,978)	1.3	(12,578)	1.5	20.7
Other income (expense), net	6,579	0.9	(1,866)	0.2	452.6

Income (loss) before income taxes	101,210	13.2	(101,494)	12.4	199.7
Income taxes	22,228	2.9	(10,364)	1.3	(314.5)

Net income	$78,982	10.3%	$(91,130)	11.1%	186.7%

Revenues — Revenues decreased by 6.4% to $768.0 million for the nine months ended September 30, 2009, compared to $820.6 million for the nine months ended September 30, 2008. This decrease was primarily due to lower activity in the Middle East and West Africa partially offset by higher activity in North America OCD, North America Subsea, Latin America and Asia Pacific/India. For a detailed discussion of revenues and income before taxes for each geographical area, see “Segment Information” below.
Gross Profit — Gross profit increased to $150.4 million for the nine months ended September 30, 2009, compared to a gross loss of $26.7 million for the nine months ended September 30, 2008. Higher utilization and productivity in the North America OCD and North America Subsea segments favorably impacted the gross profits for these segments in the first nine months of 2009 compared to the first nine months of 2008. Productivity delays and performance-related issues which negatively impacted our Latin America and Middle East segments in the first nine months of 2008 were not experienced in the nine months ended September 30, 2009. In the first nine months of 2009, our West Africa segment benefited from increased pricing and productivity and the transfer of the Hercules to the U.S. Gulf of Mexico in January 2009 compared to logistical, weather, and productivity delays which negatively impacted the first nine months of 2008. Gross profit in our Asia Pacific/India segment declined primarily due to increased costs on a project in India.
Gain on Asset Disposals and Impairments — Gain on asset disposals and impairments increased by $7.8 million to $8.2 million for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, primarily due to a $3.4 million gain on the sale of the Seminole and a $4.9 million gain on the sale of a DSV, the Sea Lion. The Sea Lion was grounded in an incident in November 2008 and was damaged beyond economical repair. We settled the insurance claim in the first quarter of 2009, in which the insurance company purchased the vessel. During the nine months ended September 30, 2009, we also realized gains on the sale of the Tonkawa, Sea Puma, CB 3, Power Barge 1, and GP37 and impairments on two DSVs and three dive systems. In the first nine months of 2008, we recorded a $2.3 million gain from the sale of a DSV in our Middle East segment partially offset by the $1.6 million impairment of the Sea Puma.
Selling, General and Administrative Expenses — Selling, general and administrative expenses decreased by $17.8 million, or 24%, to $55.6 million for the nine months ended September 30, 2009, compared to $73.4 million for the nine months ended September 30, 2008. Decreased labor costs of $5.0 million in all business segments except North America OCD and Asia Pacific/India were the primary driver of the decrease, as well as decreases in travel costs, amortization of equity compensation, and professional fees. These decreases are the result of our ongoing cost reduction efforts.
Interest Income — Interest income decreased by $11.1 million to $1.6 million for the nine months ended September 30, 2009, compared to $12.7 million for the nine months ended September 30, 2008. Significantly lower interest rates in 2009 contributed to lower returns on cash balances and short-term investments compared to 2008.

Interest Expense — Interest expense decreased by $2.6 million to $10.0 million for the nine months ended September 30, 2009, compared to $12.6 million for the nine months ended September 30, 2008. The decrease in expense was due primarily to higher capitalized interest driven by expenditures for ongoing construction of the Global 1200 and Global 1201. Capitalized interest for the nine months ended September 30, 2009 was $10.5 million compared to $4.9 million for the nine months ended September 30, 2008. Partially offsetting the decrease was a benefit to interest expense in the first nine months of 2008 due to an adjustment related to the resolution of a previously uncertain tax position.
Other Income (Expense), net — Other income (expense), net increased by $8.5 million to $6.6 million for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008 primarily due to gains related to foreign currency exchange rate transactions and proceeds from insurance claims in both our North America OCD and West Africa segments in the first nine months of 2009. We also reached a $3.3 million settlement with a customer for recovery of exchange losses related to remitted payments on Naira invoices and an agreement to pay outstanding Naira invoices in U.S. Dollars.
Income Taxes — Our effective tax rate for the nine months ended September 30, 2009 was 22.0% as compared to 10.2% for the nine months ended September 30, 2008. The first nine months of 2008 included losses that could not be tax effected and lower margins in tax jurisdictions with a deemed profit regime where tax is calculated as a percentage of revenue resulting in a lower tax benefit than if these conditions had not occurred. Comparatively, the first nine months of 2009 was profitable and benefited from higher earnings in foreign jurisdictions with deemed profit tax regimes and utilization of losses not previously tax benefited.
Segment Information — The following sections discuss the results of operations for each of our reportable segments during the nine months ended September 30, 2009 and 2008.
North America Offshore Construction Division
Revenues were $109.0 million for the nine months ended September 30, 2009 compared to $58.4 million for the nine months ended September 30, 2008. This increase in revenues is primarily due to the relocation of the Hercules and Sea Constructor in January 2009 to the U.S Gulf of Mexico and an increase in the utilization of the Cherokee, partially offset by the reduction in utilization of the Chickasaw, GP37, and Titan II, which was on charter from our Latin America segment during the first nine months of 2008. Revenues for the nine months ended September 30, 2008 were negatively affected by seasonally adverse weather conditions and extended dry docking of the Cherokee. Income before taxes was $4.9 million for the nine months ended September 30, 2009 compared to a loss before taxes of $11.9 million for the nine months ended September 30, 2008. This $16.8 million increase in income was primarily due to higher vessel utilization and higher margins from increased productivity on recent projects.
North America Subsea
Revenues were $112.1 million for the nine months ended September 30, 2009 compared to $103.1 million for the nine months ended September 30, 2008. The increase of $9.0 million was primarily attributable to increased activity for the Olympic Challenger, the Pioneer, and the Global Orion, which entered service late in the third quarter of 2008, partially offset by loss of revenue from the REM Commander and a third party vessel which were utilized in the first nine months of 2008. Also offsetting the increase was the loss of revenues from the Sea Lion which was grounded in an incident in November 2008, damaged beyond economical repair and sold in the first quarter of 2009. Income before taxes was $26.0 million for the nine months ended September 30, 2009 compared to $6.9 million for the nine months ended September 30, 2008. The increase of $19.1 million was primarily attributable to higher revenues and project margins due to improved pricing plus a $4.9 million gain on the sale of the DSV, the Sea Lion. The increase was partially offset by unrecovered vessel costs attributable to the Olympic Challenger and the REM Commander, which was relocated to the U.S. Gulf of Mexico in May 2009.

Latin America
Revenues were flat at $185.5 million for the nine months ended September 30, 2009 compared to $185.3 million for the nine months ended September 30, 2008. Income before taxes was $11.8 million for the nine months ended September 30, 2009 compared to a loss of $12.1 million for the nine months ended September 30, 2008. The increase of $23.9 million was primarily attributable to higher project margins due to increased productivity and increased vessel utilization. During the nine months ended September 30, 2009, the Camarupim project in Brazil experienced additional project deterioration of $12.9 million attributable to increased costs associated with rescheduling diving work from the REM Commander to a third party diving vessel and increased project duration caused by third party equipment failure, compared to a loss of $21.6 million recorded on this same project during the nine months ended September 30, 2008. The decrease in the Camarupim loss was supplemented by profits on one additional project in Brazil and two projects in Mexico.
West Africa
Revenues were $101.0 million for the nine months ended September 30, 2009 compared to $140.7 million for the nine months ended September 30, 2008. The decrease of $39.7 million was due to decreased activity attributable to low demand for services in the region. Three projects were completed during the first nine months of 2008 compared to one project during the same period in 2009. Income before taxes was $30.2 million for the nine months ended September 30, 2009 compared to a loss before taxes of $19.4 million for the nine months ended September 30, 2008. The increase of $49.6 million was attributable to increased project profitability due to increased pricing and productivity, reduced vessel costs with the transfer of the Hercules and Sea Constructor to North America in January 2009, gains on the sale of the Sea Puma, CB3, and the Power Barge 1, the receipt of a $1.8 million insurance reimbursement related to prior year costs incurred on a project claim, and the reduction in labor, travel, and professional fees attributable to the decision to curtail operations in the region. During the nine months ended September 30, 2009, we also reached a $3.3 million settlement with a customer for recovery of the deterioration of the Naira on remitted invoice payments and final payment of outstanding Naira invoices in U.S. Dollars. As of the date of this Quarterly Report, we have no active projects in West Africa and have curtailed our operations in the region.
Middle East
Revenues were $82.2 million for the nine months ended September 30, 2009 compared to $188.1 million for the nine months ended September 30, 2008. The decrease of $105.9 million was the result of lower activity in the region. Work on our Berri and Qatif project in Saudi Arabia was completed during the nine months ended September 30, 2009 compared to two major projects in progress for the nine months ended September 30, 2008. Income before taxes was $15.9 million for the nine months ended September 30, 2009 compared to a loss before taxes of $73.8 million for the nine months ended September 30, 2008. This $89.7 million increase in income before taxes was primarily attributable to $18.5 million of productivity improvements and cost savings on the Berri and Qatif project in Saudi Arabia during the nine months ended September 30, 2009 compared to $82.4 million of deterioration on this project in the first nine months of 2008. A $0.4 million gain on the sale of the Tonkawa, reduced vessel costs due to the transfer of the Subtec 1 to Asia Pacific/India, and reduced labor, travel and office support costs also positively impacted the nine months ended September 30, 2009. Partially offsetting these increases were the gain on the sale of a DSV and foreign currency exchange gains realized in the first nine months of 2008.
Asia Pacific/India
Revenues were $206.9 million for the nine months ended September 30, 2009 compared to $172.3 million for the nine months ended September 30, 2008. The increase of $34.6 million was primarily attributable to higher activity in the region. Income before taxes was $34.4 million for the nine months ended September 30, 2009 compared to $35.3 million for the nine months ended September 30, 2008. Overall profit margins decreased for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Cost savings on a major construction project and cost recoveries attributable to higher vessel utilization contributed to the higher margins for the nine months ended September 30, 2008. The decline in project margins was partially offset by a $3.4 million gain on the sale of the Seminole and foreign currency exchange gains.

Corporate
Loss before taxes, which is comprised of corporate costs, was $21.9 million for the nine months ended September 30, 2009 compared to a loss before taxes of $26.6 million for the nine months ended September 30, 2008. The $4.7 million decrease in loss is primarily attributable to a $5.0 million reduction in interest expense due to higher capitalized interest related to expenditures for ongoing construction of the Global 1200 and Global 1201, a $2.1 million reduction in labor costs, a $4.3 million reduction in professional fees, a $0.9 million reduction in travel costs, and a $3.3 million reduction in amortization of equity compensation for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Offsetting these interest and cost reductions was a decrease in interest income of $11.2 million due to significantly lower interest rates for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.
Utilization of Major Construction Vessels - Worldwide utilization for our major construction vessels was 44% and 50% for the three and nine month periods ended September 30, 2009, respectively, and 53% and 50% for the three and nine month periods ended September 30, 2008, respectively. Utilization of our major construction vessels is calculated by dividing the total number of days major construction vessels are assigned to project-related work by the total number of calendar days for the period. Dive support vessels, cargo/launch barges, ancillary supply vessels and short-term chartered project-specific construction vessels are excluded from the utilization calculation. We frequently use chartered anchor handling tugs, dive support vessels and, from time to time, construction vessels in our operations. Also, most of our international contracts (which are generally larger, more complex and of longer duration) are generally bid on a lump-sum or unit-rate (vs. day-rate) basis wherein we assume the risk of performance and changes in utilization rarely impact revenues but can have an inverse relationship to changes in profitability. For these reasons, we consider utilization rates to have a relatively low direct correlation to changes in revenue and gross profit.
Industry and Business Outlook
The continued downturn in the worldwide economy is significantly impacting the offshore construction industry. Pricing pressures from potential customers and increased competition attributable to a decrease in bid activity is impacting our ability to win new project awards. Opportunities do remain and we continue to bid new projects. However, neither the duration or severity of the worldwide recession nor the impact that it will have on our operations can be predicted with certainty. We continue to expect weak demand for our services throughout 2009 and into 2010.
Our focus will remain on successful execution of our projects, building additional backlog, cost cutting initiatives, and cash conservation. We continue to pursue new work; however, we have not yet been successful in obtaining new project awards sufficient for the size of our existing operations. To the extent that we are not successful in building sufficient additional backlog, further cost cutting and cash conservation measures will be required, including closing offices, stacking idle vessels, asset sales and reducing our work force further.
As of September 30, 2009, our backlog totaled approximately $147.6 million ($134.4 million for international regions and $13.2 million for the U.S. Gulf of Mexico) compared to backlog of $397.2 million at September 30, 2008. Due to continued delays and postponements of new offshore oil and gas development projects, especially in Latin America, our backlog is at its lowest level for some time. The amount of our backlog in North America is not a reliable indicator of the level of demand for our services due to the prevalence of short-term contractual arrangements in this region.
Liquidity and Capital Resources
Cash Flow
Cash and cash equivalents as of September 30, 2009, were $380.6 million compared to $287.7 million as of December 31, 2008, an increase of $92.9 million. The primary sources of cash and cash equivalents for the nine months ended September 30, 2009 have been cash provided from net income, a decrease in our restricted cash requirements and proceeds from the sale of certain assets. The primary uses of cash have been for working capital needs and capital projects.
Operating activities provided $56.3 million of net cash during the nine months ended September 30, 2009, compared to a use of $121.9 million of net cash during the nine months ended September 30, 2008. This increase in net cash provided from operating activities reflects higher net income and reduced dry-docking costs, partially offset by higher working capital needs. Changes in operating assets and liabilities were $(76.3) million during the nine months ended September 30, 2009, compared to $(48.3) million during the nine months ended September 30, 2008. Contributing to the decrease in cash due to changes in operating assets and liabilities were decreases in accounts payable and other accrued liabilities and income taxes paid, partially offset by decreases in billed and unbilled accounts receivable and dry-docking costs incurred.

Investing activities provided $41.3 million of net cash during the nine months ended September 30, 2009, compared to a use of $176.1 million of net cash during the nine months ended September 30, 2008. During the nine months ended September 30, 2009, cash was provided by asset sales of $26.9 million and a $93.4 million decrease in our restricted cash requirements due to the ending of our interim cash collateralization period under our Revolving Credit Agreement, partially offset by $79 million used to purchase property and equipment. Contributing to the net cash used during the nine months ended September 30, 2008 was the purchase of property and equipment of approximately $240.1 million, partially offset by the net sale of $57.5 million of auction rate securities, and $6.5 million received from the sale of assets.
Financing activities used $4.7 million of net cash during the nine months ended September 30, 2009, compared to a use of $19.2 million of net cash during the nine months ended September 30, 2008. The increased net cash used during the nine months ended September 30, 2008 is primarily due to the repurchase of the Company’s common stock under a repurchase program announced in August 2008.
Contractual Obligations
The information below summarizes the contractual obligations (in thousands) as of September 30, 2009 for the Global 1200 and the Global 1201, which represents contractual agreements with third party service providers to procure material, equipment and services for the construction of these vessels. The actual timing of these expenditures will vary based on the completion of various construction milestones, which are generally beyond our control.

Less than 1 year	$206,380
1 to 3 years	71,517

Total	$277,897

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
During the interim cash-collateralization period, no borrowings, letters of credit or bank guarantees unsecured by cash were available to us under the Revolving Credit Facility. All cash collateral was classified in our Condensed Consolidated Balance Sheet as Restricted Cash. As of September 30, 2009, we had no borrowing against the Revolving Credit Facility and $67.8 million in letters of credit outstanding thereunder. As a result of our operating performance, the interim cash collateralization period ended effective June 30, 2009, as requirements to release the restricted cash collateral have been satisfied. We also have a $16.0 million short-term credit facility at one of our foreign locations. At September 30, 2009, the available borrowing under this facility was $11.1 million.

As of September 30, 2009, approximately $42.4 million in par value of our marketable securities were held in auction rate securities. These securities are intended to provide liquidity through an auction process that resets the applicable interest rate at predetermined intervals, allowing investors to either roll over their holdings or sell them at par value. As a result of liquidity issues in the global credit markets, our outstanding auction rate securities, as of September 30, 2009, have failed to settle at auction. Consequently, these investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside the auction process. On November 13, 2008, we agreed to accept auction rate security rights (the “Settlement”) from UBS related to $30.8 million in par value of auction rate securities. The Settlement permits us to sell or put our auction rate securities back to UBS at par value at any time during the period from June 30, 2010 through July 2, 2012. We expect to put these auction rate securities back to UBS on June 30, 2010, the earliest date allowable under the Settlement, if not sold prior to that date.
Liquidity Outlook
During the next twelve months, we expect that balances of cash, cash equivalents, and marketable securities, supplemented by cash generated from operations will be sufficient to fund operations (including increases in working capital required to fund any increases in activity levels), scheduled debt retirement, and currently planned capital expenditures. Based on expected operating cash flows and other sources of cash, we do not believe the illiquidity of our investments in auction rate securities will have a material impact on our overall ability to meet liquidity needs during the next twelve months. However, a significant amount of our expected operating cash flows are based upon projects which have been identified, but not yet awarded. If we are not successful in converting a sufficient number of our bids into project awards, we may not have sufficient liquidity to meet all of our needs and may be forced to postpone or cancel capital expenditures and take other actions. Our liquidity position could affect our ability to bid on and accept projects, particularly where the project requires a letter of credit. This could have a material adverse effect on our future results.
Capital expenditures for the remainder of 2009 are expected to be between $75 million and $85 million. This range includes expenditures for the Global 1200, Global 1201, and various vessel upgrades. In addition, we will continue to evaluate the divesture of assets that are no longer critical to operations to reduce operating costs and help preserve a solid financial position.
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
Interest Rate Risk
We are exposed to changes in interest rates with respect to investments in cash equivalents and marketable securities. Our investments consist primarily of commercial paper, bank certificates of deposit, money market funds, and tax-exempt auction rate securities. These investments are subject to changes in short-term interest rates. We invest in high grade investments with a credit rating of AA-/Aa3 or better, with a main objective of preserving capital. A 1% increase or decrease in the average interest rate of cash equivalents and marketable securities at September 30, 2009 would have an approximate $4.2 million impact on pre-tax annualized interest income.
Foreign Currency Risk
As of September 30, 2009, our contractual obligations under two long-term vessel charters will require the use of approximately 130.9 million Norwegian Kroners (or $22.4 million as of September 30, 2009) over the next two years. We have hedged most of our non-cancelable Norwegian Kroner commitments related to this charter, and consequently, gains and losses from forward foreign currency contracts will be substantially offset by gains and losses from the underlying commitment.
As of September 30, 2009, we were committed to purchase certain equipment which will require the use of € 11.5 million (or $16.8 million as of September 30, 2009) over the next two years. A 1% increase in the value of the Euro will increase the dollar value of these commitments by approximately $0.2 million.
The estimated cost to complete capital expenditure projects in progress at September 30, 2009 will require an aggregate commitment of 59.4 million Singapore Dollars (or $41.9 million as of September 30, 2009). A 1% increase in the value of the Singapore Dollar at September 30, 2009 will increase the dollar value of these commitments by approximately $0.4 million. During the second quarter of 2009, we entered into two forward contracts to purchase 18.9 million Singapore Dollars to hedge certain purchase commitments in the second quarter of 2010 related to the construction of the Global 1200 in Singapore.

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
Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition, or future results of operations. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2008 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect business, financial condition, or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
     Purchases of Equity Securities.
The following table contains our purchases of equity securities during the third quarter of 2009.

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
			Part of Publicly	May Yet Be
	Total Number	Average	Announced	Purchased
	of Shares	Price Paid	Plans or	Under the Plans
Period	Purchased(1)	per Share	Programs	or Programs
July 1, 2009 - July 31, 2009	327	$6.99	—	—
August 1, 2009 - August 31, 2009	8,208	7.53	—	—
September 1, 2009 - September 30, 2009	—	—	—	—

Total	8,535	$7.51	—	—

(1)	Represents the surrender of shares of common stock to satisfy payments for withholding taxes in connection with the vesting of restricted stock issued to employees under shareholder approved equity incentive plans.

Item 6. Exhibits.

	3.1 -	Amended and Restated Articles of Incorporation of Registrant as amended, incorporated by reference to Exhibits 3.1 and 3.3 to the Form S-1 Registration Statement filed by the Registrant (Reg. No 33-56600).

	3.2 -	Bylaws of Registrant, as amended through October 31, 2007, incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-K filed March 2, 2009.

*	15.1 -	Letter regarding unaudited interim financial information.

*	31.1 -	Section 302 Certification of CEO, John A. Clerico

*	31.2 -	Section 302 Certification of CFO, Jeffrey B. Levos

**	32.1 -	Section 906 Certification of CEO, John A. Clerico

**	32.2 -	Section 906 Certification of CFO, Jeffrey B. Levos

	*	Included with this filing

	**	Furnished herewith

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
November 5, 2009