Form 10-K
period 2009-12-31
GLOBAL INDUSTRIES LTD
filed 2010-02-26
CIK 895663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009

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
YES ☐ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if Smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
YES ☐ NO ☑
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2009 was $610,586,825 based on the last reported sales price of the Common Stock on June 30, 2009 on the NASDAQ Global Select Market.
The number of shares of the registrant’s Common Stock outstanding as of February 23, 2010, was 113,842,977.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 2010 are incorporated by reference into Part III hereof.

GLOBAL INDUSTRIES, LTD.

FORM 10-K

FORWARD-LOOKING STATEMENTS
We are including the following discussion to generally inform our existing and potential security holders of some risks and uncertainties that can affect us and to take advantage of the “safe harbor” protection for forward-looking statements that applicable federal securities law affords.
From time to time, our management or persons acting on our behalf make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, to inform existing and potential security holders about us. These statements may include projections and estimates concerning the timing and success of specific projects and our future backlog, revenues, income, and capital spending. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “believe,” “expect,” “anticipate,” “plan,” “goal,” or other words that convey uncertainty of future events or outcomes.
In addition, various statements in this Annual Report on Form 10-K (the “Annual Report”), including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. In this Annual Report, forward-looking statements appear under “Business” in Item 1 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II, in the “Notes to Consolidated Financial Statements” in Item 8 of Part II, and elsewhere. These forward-looking statements speak only as of the date of this Annual Report. We disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to business, economic, competitive, regulatory, and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:
•	the level of capital expenditures in the oil and gas industry;

•	general economic and business conditions and industry trends;

•	risks inherent in doing business abroad;

•	operating hazards related to working offshore;

•	our dependence on significant customers;

•	the level of offshore drilling activity;

•	possible construction delays or cost overruns related to construction projects;

•	our ability to attract and retain skilled workers;

•	environmental matters;

•	changes in laws and regulations;

•	the effects of resolving claims and variation orders;

•	adverse outcomes from legal and regulatory proceedings;

•	our ability to obtain surety bonds, letters of credit and financing;

•	our availability of capital resources;

•	our ability to obtain new project awards;

•	delays or cancellation of projects included in backlog;

•	fluctuations in the prices of or demand for oil and gas;

•	our ability to comply with covenants in our credit agreements and other debt instruments and availability, terms and deployment of capital; and

•	foreign exchange, currency, and interest rate fluctuations.
We believe the items we have outlined above are important factors that could cause actual results to differ materially from those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf. We have discussed many of these factors in more detail elsewhere in this report. These factors are not necessarily all of the important factors that could affect us. Unpredictable or unanticipated factors we have not discussed in this report could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations. We advise our security holders that they should (1) be aware that important factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.

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
Segments of Business
Our worldwide business is divided into six reportable segments: North America Offshore Construction Division, North America Subsea, Latin America, West Africa, Middle East, and Asia Pacific/India. For additional segment information, please refer to the narrative and tabular descriptions of our segments and operating results under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this Annual Report and under Note 17 “Industry, Segment and Geographic Information” in Item 8 of Part II of this Annual Report.
DESCRIPTION OF OPERATIONS
We and our predecessors began as a provider of diving services to the offshore oil and gas industry in 1974 and formed Global Industries, Ltd. in 1990 under the corporate laws of Louisiana. Over the years we have used selective acquisitions, new construction, and upgrades to expand our operations and assets. On December 31, 2009, our fleet included eight derrick lay barges (DLBs), one heavy lift ship, one pipelay barge, four multi-service vessels (MSVs), three dive support vessels (DSVs), one offshore supply vessel (OSV), and one cargo barge. Our major construction vessels, which include nine barges and one ship, have various combinations of pipelay, pipe bury, derrick, dive support and deepwater lowering capabilities. Presently, two pipelay/derrick vessels, the Global 1200 and Global 1201, are under construction with expected delivery dates in 2010 and 2011, respectively.
We are a leading offshore construction company offering a comprehensive and integrated range of marine construction and support services in the North America, Latin America, West Africa, Middle East, and Asia Pacific/India regions. These services include pipeline construction, platform installation and removal, project management, construction support, diving services, diverless intervention, and marine support services.
We are equipped to provide services from shallow water to water depths of up to 10,000 feet. As exploration companies have made considerable commitments and expenditures for production in water depths over 1,000 feet, we have invested in vessels, equipment, technology, and skills to increase our abilities to provide services in this growing deepwater market.
Our business consists of two principal activities:
•	Offshore Construction Services, which include pipeline construction and platform installation and removal services; and

•	Subsea Services, which include diving and diverless intervention, SURF (subsea equipment, umbilical, riser, and flow line), and support services for construction.
For financial information regarding our operating segments and the geographic areas in which we operate, please read Note 17 “Industry, Segment and Geographic Information” in Item 8 of Part II of this Annual Report.
Offshore Construction Services
Our offshore construction services include pipelay, derrick, project management, and related services. We are capable of installing steel pipe by either the conventional or the reel method of pipelaying using either manual or automatic welding processes. With the conventional method, 40-foot to 60-foot segments of up to 60-inch diameter pipe are welded together, non-destructive tested and corrosion coated on the deck of the pipelay vessel. Each segment of pipe is connected to the prior segment of pipe and then submerged in the water as the vessel is moved forward by its anchor winches or, in some instances, onboard thrusters. This process is repeated until the desired length of pipe has been laid. In good weather conditions and shallow water, our vessels can install approximately 400 feet per hour of small diameter pipe using the conventional pipelay method. As pipe diameter increases, water depth increases, or weather conditions become less favorable, our rate of pipeline installation declines. The conventional method of pipeline construction is still the preferred method for laying pipelines in certain situations, especially in shallow water where pipeline burying is required and can be performed simultaneously with the laying of pipe. We have the ability to install pipelines using the conventional method in the U.S. Gulf of Mexico, Latin America, West Africa, Middle East, and Asia Pacific/India. Three of our offshore construction vessels employ dynamic positioning technology, which uses onboard thrusters in conjunction with global positioning system technology to enable a vessel to remain on station or move with precision without the use of anchors.
We are also capable of installing pipelines using the reel method of pipeline construction. Under the reel method, welding and testing are performed onshore, and then the pipe is spooled in one continuous length onto a large reel on a specially designed major construction vessel. Once the vessel is in the proper position offshore, the pipe is unreeled onto the ocean floor as the vessel moves forward. This method of pipeline construction is generally used for pipelines with diameters of 12.0 inches or less and is especially well suited for deep water where pipeline burying is not required and for seasons with inclement weather since offshore installation can be performed quickly between periods of rough weather. The pipeline construction services that we perform by the reel method are primarily performed in the U.S. Gulf of Mexico.
All of our major construction vessels are equipped with cranes designed to lift and place equipment into position for installation. Seven of these vessels are capable of lifts of 500 tons or more, making them suitable for very heavy lifts such as offshore platform installations. In addition, the vessels can be used to disassemble and remove platforms and prepare them for salvage or refurbishment. In the Gulf of Mexico, the United States Department of Interior Minerals Management Service (MMS) regulations require platforms to be removed within twelve months after production ceases and require the site be restored to meet stringent standards. According to the MMS, in January 2010 there were approximately 3,700 platforms on active leases in U.S. waters of the Gulf of Mexico.
Subsea Services
Demand for subsea services covers the full life cycle of an offshore oil and gas property, including:
•	supporting exploration;

•	supporting platform and pipeline installation;

•	performing periodic inspections of pipelines and platforms;

•	performing repairs and maintenance to pipelines and platforms;

•	supporting SURF (subsea equipment, umbilical, riser and flow line);

•	providing remotely operated vehicle (ROV) services, and

•	performing salvage and site clearance services.
To support our subsea operations, we operate a fleet of three DSVs and four MSVs. We also have two 200-horsepower work class ROVs that can operate in water depths up to 10,000 feet. In 2009, we began construction on two saturation diving systems, with expected completion in 2010 and 2011.
In the Gulf of Mexico, the United States Department of Interior Minerals Management Service (MMS) requires the burial of all offshore oil and gas pipelines greater than 8.75 inches in diameter and located in water depths of 200 feet or less. We believe we have the equipment and expertise necessary to assist our customers with compliance with these MMS regulations. Regulations also require that these pipelines be periodically inspected, repaired, and if necessary, reburied. Inspection requires extensive diving or ROV services, and rebury requires either hand-jetting by divers or the use of one of our major construction vessels and a jet sled (a large machine, typically towed behind a major construction vessel, which uses powerful streams of water to bury a pipeline as the vessel moves forward).
For the Gulf of Mexico, the MMS requires that all offshore structures have extensive and detailed inspections for corrosion, metal thickness, and structural damage every five years. As the age of the offshore infrastructure increases, we anticipate demand for inspections, repairs, and wet welding technology to remain steady over the next three to five years.
For subsea projects involving long-duration and deepwater dives, we use saturation diving systems that maintain an environment for the divers at the subsea water pressure at which they are working until the job is completed. Saturation diving allows divers to make repeated dives without decompressing, which reduces the time necessary to complete the job and reduces the diver’s exposure to the risks associated with frequent decompression. At December 31, 2009, we had ten saturation diving systems available for use. Our pipelay and derrick operations create captive demand for our saturation diving services. This ability to offer our divers saturation diving work helps us to attract and retain qualified and experienced divers.
We utilize wet underwater welding techniques in our Subsea Services. Underwater welds are made by two methods: dry hyperbaric welding and wet welding. In dry hyperbaric welding, a customized, watertight enclosure is engineered and fabricated to fit the specific requirements of the structural joint or pipeline requiring repairs. The enclosure is lowered into the water, attached to the structure or pipeline, and then the water is evacuated, allowing divers to enter the enclosure and perform dry welding repairs. Wet welding is accomplished while divers are in the water, using specialized welding rods. Wet welding is less costly because it eliminates the need to construct an expensive, customized, single-use enclosure.
Business Strategy
In 2010, we plan to concentrate on strengthening our core business by focusing on:
•	business development and backlog accumulation,

•	retention and hiring of key personnel,

•	cost management,

•	successful project execution, and

•	successful integration of the Global 1200 into our fleet.
We also intend to broaden our business segments with emphasis on deepwater/SURF; integrated projects; inspection, repair and maintenance (IRM); and decommissioning/plug and abandonment.
Raw Materials
Our offshore construction activities require raw materials, such as carbon and alloy steels in various forms, welding gases, paint, fuels and lubricants, which are available from many sources. We do not depend on a single supplier or source for any of these materials. Although shortages of some of these materials and fuels have existed from time to time, no material shortage currently exists nor do we anticipate any. However, steel prices are volatile, and shortages may occur from time to time.

Customers and Contracts
Our customers are primarily oil and gas producers and pipeline companies. During the year ended December 31, 2009, we provided offshore marine construction services to approximately sixty customers. Seven customers accounted for at least 10% each of consolidated revenues in at least one of the years ended December 31, 2009, 2008, and 2007.

	2009	2008	2007
Customer	%	%	%
Chevron	15%	15%	14%
Petroleo Brasileiro S.A. (Petrobras)	13%	14%	—
Petroleos Mexicanos (PEMEX)	12%	10%	23%
Mobile Producing Nigeria	12%	1%	—
PT Transportasi Gas Indonesia	10%	—	—
Saudi Aramco	8%	14%	4%
Oil and Natural Gas Corporation Limited (India)	—	10%	4%
The loss of one of these customers could have a material adverse effect on our future operating results.
The level of construction services required by any particular customer depends on the size of that customer’s capital expenditure budget devoted to construction projects in a particular year. Consequently, customers that account for a significant portion of revenues in one fiscal year may represent an immaterial portion of revenues in subsequent fiscal years. Our traditional contracts in North America are typically of short duration, ranging from one to five months. Engineering, Procurement, Installation and Commissioning contracts (EPIC), turnkey contracts, and certain international contracts may be performed over longer time periods exceeding one year.
Contracts for work in North America are typically awarded on a competitive bid basis with customers usually requesting bids on projects one to three months prior to commencement. However, for projects in water depths greater than 1,000 feet, turnkey projects, and projects in international areas, the elapsed time from bid request to commencement of work may exceed one year. Our business development staff contacts offshore operators known to have future projects scheduled to ensure that we have an opportunity to bid for these projects. Most contracts are awarded on a fixed-price basis, but we also perform work on a cost-plus, unit rate or day-rate basis, or on a combination of such bases. We attempt to qualify our contracts so we can recover the costs of certain unexpected difficulties that are not within our operating control and the costs of weather-related delays.
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
Major international competitors include Acergy S.A., Allseas Marine Contractors, S.A., Clough Limited, Dynamic Industries, Inc., J. Ray McDermott, S.A., Leighton International, Saipem S.p.a., Subsea 7, Technip, S.A., and Swiber Holdings Limited. Some of these international competitors also bid and compete for projects in North America. In addition, internationally, there are numerous other regionalized competitors with whom we compete directly. Competition for deepwater projects in North America includes Allseas Marine Contractors, S.A., Helix Energy Solutions Group, Inc., and J. Ray McDermott, S.A. Our competitors for shallow and intermediate water projects in North America include Cal Dive International and many smaller companies including Bisso Marine Company, Chet Morrison Contractors, Inc., and Offshore Specialties Fabricators, Inc. Many shallow and intermediate water companies compete primarily based on price.

Backlog
Our backlog of construction contracts includes signed contracts, letters of intent that are not materially qualified or contingent, and change orders to the extent of the lower of cost incurred or probable recovery. As of December 31, 2009, our backlog amounted to approximately $103.8 million ($82.9 million for international operations and $20.9 million for North America), compared to our backlog at December 31, 2008 of $519.6 million ($489.8 million for international operations and $29.8 million for North America). The majority of our backlog as of December 31, 2009 is scheduled to be performed during 2010. Due to the prevalence of day-rate and short-term contractual arrangements in North America, our backlog does not provide a good indication of the level of demand for our services in this region. We do not consider the backlog amounts in any region to be a reliable indicator of future earnings.
Factors Affecting Demand
Our level of offshore construction activity primarily depends upon the capital expenditures of oil and gas companies and foreign governments for construction services associated with offshore oil and gas exploration, development, and production projects. Numerous factors influence these expenditures, including:
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
Patents
We do not own or license any patents that are essential to our business.
Employees
Our work force varies based on our workload at any particular time. During 2009, the number of our employees, not including subcontractors, ranged from 2,793 to 3,896. As of December 31, 2009, we had 2,793 employees. None of our employees is covered by a collective bargaining agreement, other than a group of offshore employees in Mexico. We believe that our relationship with our employees is satisfactory.
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
Financial Information about Geographic Areas
For financial information about our geographic areas of operation, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations”, which presents revenue and long-lived assets attributable to each of our geographic areas for the years ended December 31, 2009, 2008 and 2007. For a discussion of risks attendant to our foreign operations, see the discussion in Item 1A, “Risk Factors” under the heading “Our international operations expose us to additional risks inherent in doing business abroad.”

Government Regulation and Environmental Matters
Many aspects of the offshore marine construction industry are subject to extensive governmental regulation. In the United States, we are subject to the jurisdiction of the United States Coast Guard, the United States Environmental Protection Agency, the National Transportation Safety Board and the United States Customs and Border Protection (“CBP”), as well as private industry organizations such as the American Bureau of Shipping. The Coast Guard and the National Transportation Safety Board set safety standards and are authorized to investigate vessel accidents and recommend improved safety standards, and the CBP is authorized to inspect vessels at will.
We are required by various governmental and quasi-governmental agencies to obtain certain permits, licenses, and certificates with respect to our operations. The kind of permits, licenses, and certificates required in our operations depends upon a number of factors. We believe that we have obtained or can obtain all permits, licenses, and certificates necessary to conduct our business.
We depend on the demand for our services from the oil and gas industry and, therefore, laws and regulations, as well as changing taxes and policies relating to the oil and gas industry, affect our business. In particular, the exploration and development of oil and gas properties located on the Outer Continental Shelf of the United States is regulated primarily by the MMS.
Our operations also are affected by numerous federal, state, and local laws and regulations relating to protection of the environment including, in the United States, the Outer Continental Shelf Lands Act, the Federal Water Pollution Control Act of 1972, and the Oil Pollution Act of 1990. The technical requirements of these laws and regulations are becoming increasingly complex and stringent, and compliance may become increasingly difficult and expensive. However, we believe that compliance with current environmental laws and regulations is not likely to have a material adverse effect on our business or financial statements. Certain environmental laws provide for “strict liability” for remediation of spills and releases of hazardous substances and some provide liability for damages to natural resources or threats to public health and safety. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties, and criminal prosecution. Our compliance with these laws and regulations has entailed certain changes in our operating procedures and approximately $0.5 million in expenditures during 2009. It is possible that changes in the environmental laws and enforcement policies thereunder or claims for damages to persons, property, natural resources, or the environment could result in substantial costs and liabilities to us. Our insurance policies provide liability coverage for sudden and accidental occurrences of pollution and/or clean up and containment of the foregoing in amounts that we believe are adequate.
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
In 2009, the CBP published a general notice regarding proposed changes in its interpretation of the United States cabotage law generally referred to as the Jones Act or coastwise trade. This notice was withdrawn after the conclusion of the public comment period on the proposed changes to interpretation of law and previous ruling letters issued by CBP. We operate within the current interpretation of the Jones Act with respect to foreign flagged vessels in the United States Gulf of Mexico. The CBP may republish a revised notice of changes in its interpretation of the Jones Act and previous ruling letters. Significant changes to the interpretation of the Jones Act and previous CBP ruling letters could affect our ability to operate, or competitively operate, our foreign flagged vessels in the United States and may require us to move certain of our vessels to areas outside of the United States to operate. In 2009, we complied with the International Ship and Port Facility Security Code (ISPS) as mandated by the Homeland Security Act of 2002. Under the ISPS, we performed worldwide security assessments, plans, risk analyses, and other requirements on our vessels and port facilities and completed the process of installing Automated Identification Systems on all vessels that are required to have it.
AVAILABLE INFORMATION
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
You should carefully consider each of the following risks and uncertainties associated with the Company and the ownership of our securities. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business and/or financial performance.
Our business is substantially dependent on the level of capital expenditures in the oil and gas industry, and lower capital expenditures will adversely affect our results of operations.
The demand for our services depends on the condition of the oil and gas industry and, in particular, on the capital expenditures of companies engaged in the offshore exploration, development, and production of oil and natural gas. Capital expenditures by these companies are primarily influenced by:
•	general economic conditions;

•	the demand for oil and natural gas;

•	the cost of exploring for, producing and delivering oil and natural gas;

•	expectations regarding future commodity prices;

•	the need to maintain, repair, and replace existing pipelines and structures to extend the life of production;

•	the need to clear structures from the lease once the oil and gas reserves have been depleted; and

•	weather events, such as major tropical storms or hurricanes.
Historically, prices of oil and natural gas and offshore exploration, development, and production have fluctuated substantially. Climate change regulation and public attitudes about the use of carbon based energy sources could result in decreased demand for oil and natural gas adversely affecting our future results of operations. A sustained period of substantially reduced capital expenditures by oil and gas companies will result in decreased demand for our services, low margins, and possibly net losses.
Economic conditions could negatively impact our business.
The effects of the economic crisis, which began in 2008, remain and the return to consistent and sustained growth is not yet certain. Continued prolonged periods of little or no economic growth will further decrease demand for oil and natural gas, which could result in lower prices for crude oil and natural gas and therefore, lower demand and potentially lower pricing for our services. If economic conditions deteriorate for prolonged periods or do not improve, our results of operations and cash flows would be adversely affected. Crude oil and natural gas prices have increased during 2009 but are still significantly below their historic highs in July 2008. These price declines contributed to the reduction of drilling activity and demand for our services from the levels experienced during 2007 and early 2008. In addition, most of our customers are involved in the energy industry, and if a significant number of them experience a prolonged business decline or disruption as a result of economic slowdown or lower crude oil and natural gas prices, we may incur increased exposure to credit risk and bad debts, which could negatively impact our cash flows.
Volatility and uncertainty of the credit markets may negatively impact us.
The impact of the recent economic downturn in the global credit markets continues to significantly affect the availability of credit and financing costs for many of our customers. Many of our customers finance their offshore exploration and development programs through third-party lenders. The reduced availability and increased costs of borrowing could cause our customers to reduce their capital expenditures for offshore exploration and development, thereby reducing demand and potentially resulting in lower pricing for our services. Also, the current credit and economic environment could significantly impact the financial condition of some customers over a period of time, leading to business disruptions and restricting their ability to pay us for services performed, which could negatively impact our results of operations and cash flows.
We intend to finance our existing operations and initiatives with cash and cash equivalents, investments, cash flows from operations, and potential borrowings under our credit facilities. If adverse national and international economic conditions continue or deteriorate further, it is possible that we may not be able to fully draw upon our existing credit facilities and we may not be able to obtain financing on favorable terms.
We depend on significant customers and a loss of any one of them could have a material adverse effect on our business and results of operations.
During the fiscal year ended December 31, 2009, five customers accounted for over 60% of our consolidated revenues. The loss of any of these customers, if not offset by contracts with new or other existing customers, could have a material adverse effect on our business and results of operations.
New capital asset construction projects are subject to risks, including delays and cost overruns, which could have a material adverse effect on our available cash resources and results of operations.
We are expanding our fleet with the construction of two new generation derrick/pipelay vessels, the Global 1200 and the Global 1201. These projects, and any other capital asset construction projects which we may commence, are subject to similar risks of delay or cost overruns inherent in any large construction project resulting from numerous factors, including the following:
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
A majority of our revenue is derived from operations outside the United States. The scope and extent of our operations outside of the U.S. Gulf of Mexico means we are exposed to the risks inherent in doing business abroad. These risks include:
•	regional economic downturns;

•	currency exchange rate fluctuations, devaluations, and restrictions on currency repatriation;

•	unfavorable taxes, tax increases, and retroactive tax claims;

•	the disruption of operations from labor and political disturbances;

•	insurrection, war, or acts of terrorism that may disrupt markets;

•	expropriation or seizure of our property;

•	nullification, modification, renegotiation or unenforceability of existing contracts;

•	import/export quotas and other forms of public and governmental regulation; and

•	inability to obtain or retain licenses required for operations.
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
Our business involves a high degree of operational risks. Hazards and risks that are inherent in marine operations include capsizing, grounding, colliding, and sustaining damage from severe weather conditions. To the extent that storms in the areas we operate are intensified or increase in number by global or regional climate changes, these risks are hightened. In addition, our construction work can disrupt existing pipeline, platforms, and other offshore structures. Any of these incidents could cause damage to or destruction of vessels, property or equipment, personal injury or loss of life, suspension of production operations, or environmental damage. The failure of offshore pipelines or structural components during or after our installation could also result in similar injuries or damages. Any of these events could result in interruption of our business or significant liability.
We cannot always obtain insurance for our operating risks, and it is not practical to insure against all risks in all geographic areas. Builders risk insurance is becoming increasingly expensive and coverage limits have been decreasing. Uninsured liabilities resulting from our operations may adversely affect our business and results of operations.
The implementation of our business strategy will expose us to additional operational risk.
An element of our business strategy is to broaden our business segments with emphasis on deepwater/SURF and integrated projects. As we begin to implement this part of our strategy, we will be exposed to additional operational risks inherent in these longer-term deepwater and integrated projects, such as harsh weather conditions, low productivity and project execution issues. The costs associated with the realization of these risks could have a material adverse effect on our financial condition, results of operations, and cash flows.
Our business is capital intensive and our ability to finance our business depends on generating sufficient cash flow from our operations.
As of December 31, 2009, our backlog of construction contracts amounted to $103.8 million compared to a backlog of $519.7 million as of December 31, 2008. We require substantial amounts of capital to fund our working capital, capital expenditures, and other cash needs. Our ability to generate cash depends on demand for construction services by the oil and gas industry as a result of the levels of capital expenditures by oil and gas companies and on competitive, general economic, financial, and many other factors that are beyond our control. Our ability to finance our business is also dependant upon our ability to execute projects successfully. We cannot provide assurance that we will always be able to generate sufficient operating cash flow to provide us with the working capital required to support our operations, and we may experience periodic cash demands that exceed our operating cash flow. Our failure to generate sufficient operating cash flow to provide adequate working capital would have a material adverse effect on our business, results of operations, and financial condition.
We have incurred losses in past years and may incur additional losses in the future which could adversely affect our operations.
We have incurred losses in past years and may have operating losses in the future if we cannot obtain sufficient work and complete projects within our cost estimates on fixed price or unit-rate contracts. Operating losses could have significant adverse effects on our future operations including limiting our ability to adjust to changing market conditions, reducing our ability to withstand competitive pressures, and impairing our ability to obtain financing to provide for future working capital needs and capital expenditures.

We may be unable to obtain critical project materials or services on a timely basis.
Our operations depend on our ability to procure on a timely basis project materials, such as pipe, or project services, such as tugboats for barges, to complete projects in an efficient manner. Our inability to timely procure these resources could have a material adverse effect on our business.
We are subject to risks associated with contractual pricing and may not complete fixed-price or unit-rate contracts within our original estimates of costs, which will adversely affect our results.
The offshore construction industry is highly competitive and, most of our projects are performed on a fixed-price or unit-rate basis. Our actual costs could exceed our projections. We attempt to recover increased costs of anticipated changes in offshore job conditions, weather, labor, equipment productivity, and third party costs, either through estimates of cost increases, which are reflected in the original contract price, or through change orders. Despite these attempts, however, the costs and profits we realize on fixed-price or unit-rate contracts could vary materially from estimated amounts. Cost overruns may result in reduced profit or increased losses on projects that could have a material adverse impact on our results of operations.
Our use of percentage-of-completion method of accounting could result in volatility in our results of operations.
We recognize revenues and profits under our long-term contracts in our segments on a percentage-of-completion basis. Accordingly, we review contract price and cost estimates periodically as the work progresses and reflect adjustments proportionate to the percentage of completion in income in the period when we revise those estimates. To the extent these adjustments result in a reduction or an elimination of previously reported profits with respect to a project, we would recognize a charge against current earnings, which could be material. Our current estimates of our contract costs and the profitability of our long-term projects, although reasonably reliable when made, could change as a result of the uncertainties associated with these types of contracts, and if adjustments to overall contract costs are significant, the reductions or reversals of previously recorded revenue and profits could be material in future periods.
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
We and our affiliates operate in countries where governmental corruption has been known to exist. While we are committed to conducting business in a legal and ethical manner, there is a risk of violating either the U.S. Foreign Corrupt Practices Act (“FCPA”) or laws or legislation promulgated pursuant to the 1997 OECD Convention on Combating Bribery of Foreign Public Officials in International Business Transactions or other applicable anti-corruption regulations that generally prohibit the making of improper payments to foreign officials for the purpose of obtaining or keeping business. Violation of these laws could result in monetary penalties against us and could damage our reputation and, therefore, our ability to do business. For information concerning our recently concluded investigation related to FCPA matters in West Africa, see Part II, Note 9 of the Notes to Consolidated Financial Statements.
Our internal controls may not be sufficient to achieve all stated goals and objectives.
Our internal controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. The design of any system of internal controls and procedures is based in part on various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Failure to maintain effective internal controls over financial reporting or disclosure controls and procedures could result in the loss of investor confidence in the reliability of our financial statements and public disclosure, which in turn could harm our business.
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
We have invested a portion of our cash in auction rate securities. Our investments in auction rate securities may be adversely impacted by relatively illiquid markets. Our ability to sell these securities may be impaired due to the continuance of failed auctions in 2009. Although we have entered into a settlement agreement with UBS Financial Services, Inc. (“UBS”) to settle $30.8 million in par value of auction rate securities, the sale of these securities will be subject to the economic ability of UBS to meet their obligation under the terms of the settlement. Therefore, we may not be able to liquidate these securities in the immediate future or may be forced to sell them for less than what we might have otherwise have been able, or both. For further discussion, see Note 2 of the Notes to the Consolidated Financial Statements.
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
The dollar amount of our backlog does not necessarily indicate future revenues or earnings related to the performance of that work. Although the backlog represents only business that we consider to be firm, in the past, cancellations, delays, or scope adjustments have occurred and are likely to occur in the future. Due to factors outside our control, such as changes in project scope and schedule, we cannot predict with certainty when or if projects included in our backlog will be performed.
We may experience equipment or mechanical failures, which could increase costs, reduce revenues and result in penalties for failure to meet project completion requirements.
The successful execution of contracts requires a high degree of reliability of our vessels, barges and equipment. The average age of our fleet as of December 31, 2009 was 28 years. Breakdowns not only add to the costs of executing a project, but they can also delay the completion of subsequent contracts, which are scheduled to utilize the same assets. We operate a scheduled maintenance program in order to keep all assets in good working order, but despite this, breakdowns can and do occur.
The loss of one or more of our senior officers or other key personnel, or our failure to attract, assimilate and retain key personnel in the future, could disrupt our operations and our results of operations could suffer.
Our success depends heavily on continued active services of our senior management and key employees. Our officers and key personnel have extensive experience in our industry, so if we were to lose a number of our key employees or executive officers, our operations could suffer from the loss of the knowledge base attributable to these key personnel.
Our operations depend substantially on the services of employees having the technical training and experience necessary to obtain the proper operational results. As a result, we require the continuing availability of such personnel. If we should suffer any material loss of personnel or be unable to employ additional or replacement personnel with the requisite level of training and experience to adequately operate our equipment, our operations could be adversely affected. A significant increase in the wages paid or benefits offered by competing employers could result in a reduction in our skilled labor force, increases in our employee costs, or both. If either of these events occur, our operations and results could be materially adversely affected.
Our revenues are subject to a significant number of tax regimes, and changes in the tax legislation or the rules implementing tax legislation or the regulator enforcing those rules or legislation in any one of these countries could negatively and adversely affect our results of operations.
We operate in many countries and are therefore subject to the jurisdiction of numerous tax authorities, as well as cross-border treaties between governments. Our operations in these countries are taxed on different bases, including net income, net income deemed earned, and revenue based withholding. We determine our tax provision based on our interpretation of enacted local tax laws and existing practices, and use assumptions regarding the tax deductibility of items and recognition of revenue. Changes in these assumptions could impact the amount of income taxes that we provide for any given year and could adversely affect our result of operations. See Note 9 of the Notes to Consolidated Financial Statements for a discussion of tax related challenges.
Our debt instruments contain covenants that limit our operating and financial flexibility.
Under the terms of our credit facility, we must comply with certain financial covenants. A continuing period of weak economic activity will make it increasingly difficult to comply with our covenants and other restrictions in our debt. Our ability to meet the financial ratios and tests under our credit facility is affected by current economic conditions and by events beyond our control, and we may not be able to satisfy those ratios and tests. If we fail to comply with these covenants and other restrictions, it could lead to an event of default, the possible acceleration of our repayment of outstanding debt and the exercise of certain remedies by the lenders, including foreclosure on our pledged collateral. We cannot assure you that we would have access to the credit markets as needed to replace our existing debt and we could incur increased costs associated with any available replacement financing. For a more detailed discussion of our credit facility, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” included elsewhere in this Annual Report.
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
On June 26, 2009, the U.S. House of Representatives approved adoption of the “American Clean Energy and Security Act of 2009,” also known as the “Waxman-Markey Cap-and-Trade legislation,” or “ACESA.” The purpose of ACESA is to control and reduce emissions of greenhouse gases in the United States. The U.S. Senate has begun work on its own legislation for controlling and reducing emissions of greenhouse gases in the United States. For legislation to become law, both chambers of Congress would be required to approve identical legislation. It is not possible at this time to predict whether or when the Senate may act on climate change legislation, how any bill approved by the Senate would be reconciled with ACESA, or how federal legislation may be reconciled with state and regional requirements.
On July 17, 2009, the United States Customs and Border Protection (“CBP”) published a general notice regarding proposed changes in its interpretation of the United States cabotage law generally referred to as the Jones Act or coastwise trade. This notice was withdrawn after the conclusion of the public comment period on the proposed changes to interpretation of law and previous ruling letters issued by CBP. It is not possible at this time to predict whether or when the CBP may republish a revised notice of changes in its interpretation of the Jones Act and previous ruling letters. Significant changes to the interpretation of the Jones Act and previous CBP ruling letters could affect our ability to operate or competitively operate our foreign flagged vessels in the United States and may require us to move certain of our vessels to areas outside of the United States to operate.
These regulatory developments and adoption of laws or regulations that have the effect of curtailing exploration and production of oil and natural gas in our areas of operation could adversely affect our operations by reducing demand for our services. In addition, new laws or regulations, or changes to existing laws or regulations may increase our costs or otherwise adversely affect our operations.

War, other armed conflicts, or terrorist attacks could have a material adverse effect on our business.
Armed conflicts, terrorism and their effects on us or our markets may significantly affect our business and results of operations in the future. The wars in Iraq and Afghanistan and subsequent terrorist attacks and unrest have caused instability in the world’s financial and commercial markets, have significantly increased political and economic instability in some of the geographic areas in which we operate and have contributed to high levels of volatility in prices for oil and gas. The continuing instability and unrest in Iraq, Afghanistan, Nigeria and the Gulf of Aden, as well as threats of piracy, war or other armed conflict elsewhere, may cause further disruption to financial and commercial markets and contribute to even higher levels of volatility in prices for oil and gas. In addition, the continued unrest in Iraq and Afghanistan could lead to acts of terrorism in the United States or elsewhere, and acts of terrorism could be directed against companies such as ours. Also, acts of terrorism and threats of armed conflicts in or around various areas in which we operate, such as the Middle East and Indonesia, could limit or disrupt our markets and operations, including disruptions from evacuation of personnel, cancellation of contracts or the loss of personnel or assets.
We limit our foreign ownership, which could reduce the price of our common stock.
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
Provisions in our corporate documents and Louisiana law could delay or prevent a change in control, even if that change would be beneficial to our shareholders.
The existence of some provisions in our corporate documents could delay or prevent a change in control, even if that change would be beneficial to our shareholders. Our Articles of Incorporation and By-Laws contain provisions that may make acquiring control of us difficult, including provisions relating to the nomination and removal of our directors, provisions regulating the ability of our shareholders to bring matters for action at annual meetings of our shareholders, and the authorization given to our Board of Directors to issue and set the terms of preferred stock. Louisiana law also effectively limits the ability of a potential acquirer to obtain a written consent of our shareholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
We operate a fleet of ten major construction vessels, three DSVs, four MSVs, one OSV and one cargo launch barge. Our major construction vessels include nine barges and one ship. All of our major construction vessels are designed to perform more than one type of construction project which reduces the risk that these combination vessels will experience extended periods of idleness. A listing of our major construction vessels along with a brief description of the capabilities of each is presented on page 25 of this Form 10-K. Our significant vessels and equipment are described below. In addition, we are expanding our fleet with construction of two new derrick/pipelay vessels, the Global 1200 and Global 1201, with expected delivery dates in 2010 and 2011, respectively.
The Hercules is a 486-foot dynamically positioned (“DP”) pipelay/heavy-lift barge with a 2,000-ton crane capable of performing revolving lifts up to approximately 1,600 tons and is capable of both conventional and reeled pipelay. Using its portable reel, the Hercules is capable of spooling up to eighty-four miles of 6.625-inch diameter pipe, twenty-two miles of 12.75-inch diameter pipe, or ten miles of 18-inch pipe. This reel is capable of being removed and installed on the Hercules as job demands change. The Hercules is currently assigned to our North America Offshore Construction Division (OCD) segment in the U.S Gulf of Mexico.

The Titan 2 is a 408-foot self-propelled twin-hulled DP derrick ship capable of lifting 882 tons. We lease the Titan 2 from a third party under a long-term charter agreement which expires in 2018. The current base of operations for the Titan 2 is Mexico’s Bay of Campeche.
The Comanche is a 401-foot pipelay derrick barge capable of lifts up to approximately 1,000 tons. The Comanche can lay pipe up to 48 inches in diameter using the conventional method and is currently assigned to our Asia Pacific/India segment.
The Iroquois is a 400-foot pipelay derrick barge capable of laying 48-inch diameter pipe using the conventional method. The Iroquois is currently assigned to our Latin America segment.
The DLB 264 is a 400-foot pipelay derrick barge capable of lifts up to approximately 800 tons used in the conventional method of pipelay. The DLB 264 can lay pipe up to 60 inches in diameter and is currently assigned to our Asia Pacific/India segment.
The DLB 332 is a 353-foot pipelay derrick barge capable of laying pipe up to 42 inches in diameter using the conventional method. The DLB 332 is currently assigned to our Middle East segment.
The Chickasaw is a 275-foot dynamically positioned pipelay barge with a pipelay reel that has a capacity ranging from forty-five miles of 4.5-inch diameter pipe, nineteen miles of 6.625-inch diameter pipe or four miles of 12.75-inch diameter pipe in one continuous length. The Chickasaw is currently stationed in the U.S. Gulf of Mexico.
The Pioneer is a dynamically positioned small waterplane area twin hull (SWATH) vessel that provides support services in water depths to 8,000 feet. The Pioneer‘s hull design reduces weather sensitivity, allowing the vessel to continue operating in up to 12-foot seas and remain on site in up to 20-foot seas. The vessel is equipped to install, maintain, and service subsea completions, and support saturation diving. It is also equipped for abandonment operations, pipeline installation support, and other services beyond the capabilities of conventional DSVs. The Pioneer is currently stationed in the U. S. Gulf of Mexico.
The Norman Commander (formerly REM Commander) is a 305-foot dynamically positioned dive support vessel. This vessel has extensive capabilities, including dynamic positioning, 100-ton crane capacity with deepwater lowering capability to 6,500 feet and specialized design features which facilitate diving, ROV inspection, and other offshore construction services. The Norman Commander, which is currently assigned to our North America OCD segment in the U.S. Gulf of Mexico, was delivered in June 2006 under a long-term charter with a five-year fixed term and five one-year options.
The Olympic Challenger is a DP-2 class 347-foot dynamically positioned self-propelled MSV and inspection, repair and maintenance (IRM) vessel. It is equipped with a 250-ton heave compensated crane with deepwater lowering capability to 9,800 feet. We leased the Olympic Challenger in August 2008 from a third party under a charter agreement with a fixed term of five years with one two-year option and three one-year options. Constructed in 2008 and equipped with a Schilling ROV system, the vessel is designed for performance of field development and ROV/SURF work. The Olympic Challenger is currently stationed in the U. S. Gulf of Mexico.
The Global Orion is a DP-2 class 299-foot dynamically positioned self-propelled MSV. It was constructed in 2002 and includes a 150-ton crane with deepwater lowering capability to 4,900 feet and a saturation diving system. The vessel is designed for diving support as well as performance of field development and SURF work. The Global Orion is currently stationed in the U. S. Gulf of Mexico.
The Global 1200 is currently under construction and should enter our fleet in late 2010. The Global 1200 is a next generation multi-purpose DP-2 construction vessel designed for work in both deep and shallow water. The vessel incorporates a state-of-the-art pipelay system capable of handling 60-inch concrete coated pipe. The Global 1200 also incorporates a 1,200 metric ton capacity crane suitable for conventional platform installations.
The Global 1201 is currently under construction and should enter our fleet in 2011. The Global 1201 is comparable to the Global 1200.

We own ten of the vessels in the operating fleet described above. The Titan 2, Olympic Challenger, and Norman Commander are leased vessels. Eight of the vessels that we own are subject to ship mortgages. In compliance with governmental regulations, our insurance policies, and certain of our financing arrangements, we are required to maintain our vessels in accordance with standards of seaworthiness and safety set by government regulations or classification organizations. We maintain our fleet to the standards for seaworthiness, safety, and health set by the International Maritime Organization or the U.S. Coast Guard, and our vessels are inspected by the American Bureau of Shipping, Bureau Veritas, or Det Norske Veritas.
We also own and operate other ancillary offshore construction equipment including portable pipe reels, jetting sleds, and hydraulic and steam pile driving hammers. Our portable pipe reels are relatively small vertical reels which can be used for small diameter pipe on conventional barges or for simultaneously laying two pipelines using the Chickasaw. Our jetting sleds are capable of burying pipelines of up to thirty-six inches in diameter. Pile hammers are used by construction barges to drive the pilings which secure offshore platforms to the bottom of the sea. We also operate ten saturation diving systems. Our saturation systems range in capacity from four to twelve divers. Two of the saturation systems are capable of supporting dives as deep as 1,500 feet. Each saturation system consists of a diving bell, for transporting the divers to the sea floor, and pressurized living quarters. The systems have surface controls for measuring and mixing the specialized gases that the divers breathe and connecting hatches for entering the diving bell and providing meals and supplies to the divers.
In addition to the fleet of vessels which we operate as described above, we charter other vessels, such as tugboats, cargo barges, utility boats, and dive support vessels, and lease other equipment, such as saturation diving systems and ROVs.
We own 603 acres near Carlyss, Louisiana and have constructed a deepwater support facility and pipe base. This location serves as the corporate headquarters and the headquarters of our North America Offshore Construction and Subsea operations. The facility is capable of accommodating our deepwater draft vessels.

The following table summarizes our significant facilities as of December 31, 2009:

		Approximate
		Square Feet		Owned/Leased
Location	Principal Use	or Acreage		(Lease Expiration)
Carlyss, LA	Shore base/Corporate Headquarters	603	acres	Owned
Port of Iberia, LA	Research and Development Center	3,765	sq. ft.	Leased (Mar. 2010)(1)
Houston, TX	Office	67,059	sq. ft.	Leased (Jul. 2013)
Cd. Del Carmen, Mexico	Office/Workshop	41,042	sq. ft.	Owned
Tema, Ghana	Office/Shore base	56,966	sq. ft.	Leased (July 2011)
Sharjah, United Arab Emirates	Office	8,646	sq. ft.	Leased (April 2011)
Mumbai, India	Project Management Office	8,535	sq. ft.	Leased (Dec. 2011)
Batam Island, Indonesia	Shore base	45	acres	Leased (Mar. 2028)
Singapore	Office	10,854	sq. ft.	Leased (Aug. 2013)
Rio de Janeiro, Brazil	Office	6,480	sq. ft.	Leased (Jun. 2010)

(1)	This lease has a right to extend until March 2015.

Global Industries, Ltd.
Listing of Major Construction Vessels

				Derrick	Pipelay
					Maximum	Maximum
				Maximum	Pipe	Water	Year	Living
			Length	Lift	Diameter	Depth	Acquired	Quarter
Vessel Name	Vessel Type	Capability	(Feet)	(Tons)	(Inches)	(Feet)	/Leased	Capacity
Titan 2(1)	Ship	Derrick	408	882	—	—	2001	330
Hercules	Barge	Pipelay/reel/derrick	486	2,000	60.00	10,000	1995	269
Comanche	Barge	Pipelay/derrick	401	1,000	48.00	1,000	1996	243
Shawnee	Barge	Pipelay/derrick	400	860	36.00	800	1996	259
Iroquois	Barge	Pipelay	400	250	48.00	1,200	1997	261
DLB 264	Barge	Pipelay/derrick	400	1,100	60.00	1,000	1998	275
DLB 332	Barge	Pipelay/derrick	353	800	42.00	1,000	1998	247
Cherokee	Barge	Pipelay/derrick	387	925	48.00	1,000	1990	174
Chickasaw	Barge	Pipelay/reel	275	165	12.00	6,000	1990	73
Sea Constructor	Barge	Pipelay/bury	250	200	24.00	600	1987	104

(1)	The Titan 2 is leased from a third party under a long-term charter agreement which expires in May 2018.

ITEM 3.	LEGAL PROCEEDINGS
The information set forth under the heading “Investigations and Litigation” in Note 9, “Commitments and Contingencies,” to our consolidated financial statements included in this Annual Report is incorporated by reference into this Item 3.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM (Unnumbered). EXECUTIVE OFFICERS OF THE REGISTRANT
(Provided pursuant to General Instruction G to Form 10-K)
All executive officers named below, in accordance with the By-laws, are elected annually and hold office until a successor has been duly elected and qualified. Our executive officers as of February 23, 2010, were as follows:

Name	Age	Position
John A. Clerico	68	Chairman of the Board and Chief Executive Officer
Peter S. Atkinson	62	President and Principal Financial Officer
Russell J. Robicheaux	61	Senior Vice President, Chief Administrative Officer, General Counsel and Secretary
James J. Doré	55	Senior Vice President, North America and Worldwide Diving and Subsea Services
Byron W. Baker	53	Senior Vice President, Worldwide Operations
John M. Katok	53	Senior Vice President, Worldwide Business Development
Eduardo Borja	52	Senior Vice President, Global Marketing and Strategy
David R. Sheil	53	Senior Vice President, Human Resources
Ashit Jain	39	Senior Vice President, Asia Pacific/India and Middle East
Trudy McConnaughhay	50	Vice President and Controller
Mr. Clerico has been a member of our Board since February 2006. In October 2008, he was appointed Chief Executive Officer of the Company. Mr. Clerico is also the Chairman of Chartmark Investments, Inc., a company he founded in 2001. Mr. Clerico previously served as Executive Vice President and Chief Financial Officer of Praxair, Inc. From 1999-2000, Mr. Clerico was a member of the Office of the Chairman at Praxair and also had leadership responsibility for its operations in Europe and South America. Prior to that, Mr. Clerico was an executive with Union Carbide Company where he served as Treasurer and Chief Financial Officer.
Mr. Atkinson joined the Company in September 1998 as Vice President and Chief Financial Officer. In June 2000, he was named President. In December 2005, he reassumed the additional title of Chief Financial Officer. In May 2008, he relinquished title of Chief Financial Officer while retaining title of President. In January 2010, Mr. Atkinson assumed the duties of Principal Financial Officer until we conclude our search for a Chief Financial Officer. Prior to joining the Company, he had been Director — Financial Planning with J. Ray McDermott, S.A., having previously served in various capacities at McDermott International, Inc. and J. Ray McDermott, S.A. for twenty-three years. At McDermott, he served at the corporate level as well as in the North Sea, Middle East, West Africa, and Central and South America. He is currently serving on the Executive Committee of the Board of Directors of the National Ocean Industry Association.
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
Mr. James Doré has over twenty-six years of service with the Company. He has held a number of management positions with responsibility for marketing, contracts and estimating, and diving operations. Mr. Doré was named Vice President, Marketing in March 1993, Vice President, Special Services in November 1994 and Vice President, Diving and Special Services in February 1996. In August 2001, he was named Senior Vice President, Diving and Special Services. In November 2002, Mr. Doré was named President of Global Divers and Marine Contractors. In June 2005, Mr. Doré was appointed Senior Vice President, Asia Pacific/India. In October 2006, Mr. Doré was named Senior Vice President, Eastern Hemisphere. In July 2007, he was named Senior Vice President, Worldwide Diving and Subsea Services and Middle East and Mediterranean Region. In November 2008 Mr. Doré relinquished his role over the Middle East and Mediterranean Region and assumed responsibility for the North America Region. Mr. Doré previously served as President of the Association of Diving Contractors, an industry trade association. Mr. Doré is the brother of William J. Doré, our founder and a member of our Board of Directors.
Mr. Baker joined the Company in May 1997 as Operations Manager in our Latin America segment and served in various capacities with us through August 2001. In August 2001, Mr. Baker was named Senior Vice President of Equipment, Operations and Regulatory and in 2003 was named Senior Vice President, the Americas. In June 2007, he was named Senior Vice President, North America Region and Worldwide Fleet. In August 2009, Mr. Baker was named Senior Vice President, Worldwide Operations. Prior to joining the Company, Mr. Baker served in various management capacities for J. Ray McDermott, Inc., Offshore Pipelines, Inc. and Brown & Root, Inc. Mr. Baker has more than thirty years of experience in the offshore construction industry including service in the United States, Latin America, the North Sea, West Africa, Asia Pacific/India, and the Middle East.
Mr. Katok joined the Company in May 2008 as Vice President, Middle East. In January 2009, Mr. Katok was named Senior Vice President, Worldwide Business Development with responsibility to enhance customer relationships through client sponsorship and developing processes to increase project backlog and ensure improved project planning and execution. Prior to joining the Company, Mr. Katok served as Commercial Vice President with Technip, Inc. for six years. Previously, Mr. Katok spent more than twenty-five years with Kellogg, Brown & Root in a variety of commercial, project management, and operational roles. He is an engineering graduate of West Virginia University where he holds a B.S. in Civil Engineering.
Mr. Borja rejoined the Company in January 2009 as Senior Vice President, Global Marketing and Strategy with responsibility for market analysis and development of growth strategies to expand our services into deepwater and subsea markets. Mr. Borja first joined us in September 2001, serving in leadership positions in both operations and business development for the Latin America segment. He was named Vice President, Latin America in May 2002 and served in that role until mid-2008. His operational and business development experience includes domestic and international assignments, including positions with ICA-Fluor Daniel. Mr. Borja holds a Master’s Degree in Construction Management from Universidad Iberoamericana and a Bachelors Degree in Civil Engineering from Universidad Nacional Autonoma de Mexico.
Mr. Sheil joined the Company in January 2008 as Vice President, Human Resources. In September 2009, he was promoted to Senior Vice President, Human Resources, where he has responsibility for employee relations, compensation and benefits, organizational development and succession planning. Prior to joining the Company, Mr. Sheil served in various management capacities for more than twenty years with Cooper Industries, PLC, a multinational industrial manufacturing firm. His most recent position with Cooper was Senior Vice President, Human Resources. Mr. Sheil holds a B.S. degree in Industrial and Labor Relations from Cornell University and a J.D. from Fordham University School of Law.
Mr. Ashit Jain joined the Company in 1997 and has held top management positions in operations, engineering, project management, estimating and project controls. He was appointed Senior Vice President,

Asia Pacific & India in 2006 and is based in the Asia Pacific region. Mr. Jain has over sixteen years experience in the marine construction industry. After graduating from the University of Delhi in 1992, his early assignments covered complex offshore projects in the Middle East and Asia.
Mrs. Trudy McConnaughhay joined the Company in February 1999 as Assistant Corporate Controller and has since held several other financial management roles including Director of Finance and Tax and Corporate Controller. She is a graduate of McNeese State University with a B.S. in Accounting and has more than thirty years of experience in both public and private accounting.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NASDAQ Global Select Market under the symbol “GLBL.” The following table sets forth, for the periods indicated, the high and low closing sale prices per share of our common stock as reported by the NASDAQ Global Select Market.

	Common Stock Price
	Low	High
Year ended 2008:
First quarter	$15.62	$22.92
Second quarter	15.86	19.73
Third quarter	6.57	17.50
Fourth quarter	2.10	6.70

Year ended 2009:
First quarter	$2.74	$4.43
Second quarter	4.00	7.68
Third quarter	5.11	10.63
Fourth quarter	5.67	9.20
As of February 23, 2010, there were approximately 668 holders of record of our common stock and approximately 20,880 beneficial holders of our common stock.
We have never paid cash dividends on our common stock, and we do not intend to pay cash dividends in the foreseeable future. We currently intend to retain earnings, if any, for the future operation and growth of our business. Our credit facility and other financing arrangements restrict the payment of cash dividends.
The following table contains our purchases of equity securities during the fourth quarter of 2009.

				Maximum Number of
			Total Number of Shares	Shares that May Yet
			Purchased as Part of	Be Purchased Under
	Total Number of Shares	Average Price Paid	Publicly Announced Plans	the Plans or
Period	Purchased(1)	per Share	or Programs	Programs
October 1, 2009 — October 31, 2009	—	$—	—	—
November 1, 2009 — November 30, 2009	4,717	6.39	—	—
December 1, 2009 — December 31, 2009	32,868	6.93	—	—

Total	37,585	$6.86	—	—

(1)	Represents the surrender of shares of common stock to satisfy payments for withholding taxes in connection with the vesting of restricted stock issued to employees under shareholder approved equity incentive plans.

ITEM 6.	SELECTED FINANCIAL DATA
The selected financial data presented below for each of the past five fiscal periods should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements including the “Notes to Consolidated Financial Statements,” included elsewhere in this Annual Report.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share and ratio data)
Revenues	$914,348	$1,070,988	$992,513	$1,234,849	$688,615
Cost of operations	755,301	1,084,581	719,768	887,003	571,768

Gross profit (loss)	159,047	(13,593)	272,745	347,846	116,847
Loss on asset impairments	1,186	2,551	141	8,931	—
Reduction in litigation provision	—	—	—	(13,699)	—
Net gain on asset disposal	(8,351)	(1,695)	(4,220)	(6,395)	(5,303)
Selling, general and administrative expenses	69,165	95,364	81,275	71,109	50,916

Operating income (loss)	97,047	(109,813)	195,549	287,900	71,234
Interest income	2,020	14,477	27,966	8,169	3,304
Interest expense	(13,061)	(16,439)	(15,463)	(10,787)	(10,192)
Other income (expense), net	7,302	(641)	3,826	705	1,668

Income (loss) before income taxes	93,308	(112,416)	211,878	285,987	66,014
Income taxes	19,577	6,775	53,234	86,242	31,256

Net income (loss)	$73,731	$(119,191)	$158,644	$199,745	$34,758

Net income (loss) per diluted share

Net income (loss)	$0.64	$(1.05)	$1.35	$1.70	$0.30

Ratio of earnings to fixed charges (1)	2.9x	n/a (2)	6.9x	12.0x	5.6x

Total assets (3)	$1,524,193	$1,489,353	$1,588,605	$1,070,997	$844,662
Working capital (3)	$405,609	$380,894	$843,017	$460,126	$232,050
Long-term debt (3)	$298,326	$293,926	$290,119	$73,260	$77,220

(1)	For purposes of computing the ratios of earnings to fixed charges: (1) earnings consist of income from continuing operations before income taxes plus fixed charges, excluding capitalized interest, and (2) fixed charges consist of interest expense (including capitalized interest) and the estimated interest component of rent expense (one-third of total rent expense). There were no dividends paid or accrued during the periods presented above.

(2)	Earnings were inadequate to cover fixed charges by $75.6 million for 2008.

(3)	As of the end of the period.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion presents management’s discussion and analysis of our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and the related “Notes to Consolidated Financial Statements” included in Item 8 of Part II of this Annual Report.
Results of Operations
General
Our reportable segments consist of: North America OCD, North America Subsea, Latin America, West Africa, Middle East, and Asia Pacific/India.
During the first quarter of 2009, we discontinued allocation of corporate stewardship costs to our reportable segments. This change in allocation methodology is reflected as a retrospective change to the financial information and the narrative description in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” presented for the years ended December 31, 2009, 2008 and 2007. This change did not have an impact on our consolidated balance sheets, consolidated statements of operations, statements of stockholders’ equity, or consolidated statements of cash flows.
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
Our results of operations are measured in terms of revenues, gross profit, and gross profit as a percentage of revenues (“margins”) and are principally driven by three factors: (1) our level of offshore construction and subsea activity (“activity”), (2) pricing, which can be affected by contract mix (“pricing”), and (3) operating efficiency on any particular construction project (“productivity”).
Offshore Construction Services
The level of our offshore construction activity in any given period has a significant impact on our results of operations. The offshore construction business is capital and personnel intensive, and, as a practical matter, many of our costs, including the wages of skilled workers, are effectively fixed in the short run regardless of whether or not our vessels are being utilized in productive service. In general, as activity increases, a greater proportion of these fixed costs are recovered through operating revenues and, consequently, gross profit and margins increase. Conversely, as activity decreases, our revenues decline, but our costs do not decline proportionally, thereby constricting our gross profit and margins. Our activity level can be affected by changes in demand due to economic or other conditions in the oil and gas exploration industry, seasonal conditions in certain geographical areas, and/or our ability to win the bidding for available jobs. Our results of operations depend heavily upon our ability to obtain, in a very competitive environment, a sufficient quantity of offshore construction contracts with sufficient gross profit margins to recover the fixed costs associated with our offshore construction business.
Most of our offshore construction revenues are obtained through international contracts which are generally larger, more complex, and of longer duration than our typical domestic contracts. Most of these international contracts require a significant amount of working capital, are generally bid on a lump-sum basis, and are secured by a letter of credit or performance bond. Operating cash flows may be negatively impacted during periods of escalating activity due to the substantial amounts of cash required to initiate these projects and the normal delays between cash expenditures by us and cash receipts from the customer. Additionally, lump-sum contracts for offshore construction services are inherently risky and are subject to many unforeseen circumstances and events that may affect productivity. When productivity decreases with no offsetting decrease in costs or increases in revenues, our contract margins erode compared to our bid margins. In general, we are required to bear a larger share of project related risks during periods of weak demand for our services and a smaller share of risk during periods of high demand for our services. Consequently, our revenues and margins from offshore construction services are subject to a high degree of variability, even as compared to other businesses in the offshore energy industry.
Claims and change orders are a significant aspect of any construction business and are particularly significant in the offshore construction industry. A claim is an amount in excess of the contract price which a construction contractor seeks to collect from customers or others due to delays, errors in specifications or design, unapproved change orders, or other causes of unanticipated costs caused by the customer or others. A change order is a request to alter the scope of work of a previously agreed upon construction contract. Change orders may include changes in specifications or design, method or manner of performance, facilities, equipment, site, or the period for completion of the work. Change orders are common in our business due to the nature of offshore construction contracts and sometimes add to the degree of project execution difficulty. A change order usually increases the scope of work but may also decrease the scope and, consequently, the amount of contract revenue and costs which are recognized. Change orders can be initiated by us or the customer. At the time of initiation, a change order may be approved or unapproved by either party, priced or unpriced, or defined or undefined regarding detailed scope. Even when the scope of work is defined, the associated increase or decrease in contract revenue may be governed by contract terms or may be negotiated later, sometimes after the work is performed.
Subsea Services
Most of our subsea revenues are the result of short-term work, involve numerous smaller contracts, and are usually based on a day-rate charge. Financial risks associated with these types of contracts are normally limited due to their short-term and non-lump sum nature. However, some subsea contracts may involve longer-term commitments that extend from the exploration, design and installation phases of a field throughout its useful life by providing IRM services. The financial risks associated with these commitments are low in comparison with our offshore construction activities due to the day-rate structure of the contracts. Revenues and margins from our subsea activities tend to be more consistent than those from our offshore construction activities.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

	2009		2008
		% of		% of	% Change
	Thousands	Revenue	Thousands	Revenue	(Unfavorable)
Revenues	$914,348	100.0%	$1,070,988	100.0%	(14.6)%
Cost of operations	755,301	82.6	1,084,581	101.3	30.4

Gross profit (loss)	159,047	17.4	(13,593)	1.3	n/m (1)
Loss on asset impairments	1,186	0.1	2,551	—	53.5
Net gain on asset disposal	(8,351)	0.9	(1,695)	—	392.7
Selling, general and administrative expenses	69,165	7.6	95,364	8.9	27.5

Operating income (loss)	97,047	10.6	(109,813)	10.2	188.4

Interest income	2,020	0.2	14,477	1.4	(86.0)
Interest expense	(13,061)	1.4	(16,439)	1.5	20.5
Other income (expense), net	7,302	0.8	(641)	—	n/m (1)

Income (loss) before income taxes	93,308	10.2	(112,416)	10.5	183.0
Income taxes	19,577	2.1	6,775	0.6	(189.0)

Net income (loss)	$73,731	8.1%	$(119,191)	11.1%	161.9%

(1)	Not meaningful
Revenues — Revenues decreased by $156.7 million, or 14.6%, between 2009 and 2008 to $914.3 million for 2009 primarily due to lower activity in the Middle East, West Africa, and Latin America. This decrease was partially offset by a higher demand for our services in North America and Asia Pacific/India. For a detailed discussion of revenues and income (loss) before taxes for each geographical area, please see “Segment Information” below.
Depreciation and Amortization in Cost of Operations — The amount of depreciation and amortization expense, including the amortization of dry-docking costs, included in our cost of operations for 2009 was $55.5 million, compared to $51.9 million included in 2008. This increase in depreciation and amortization expense was primarily caused by increased dry-dock amortization related to two major construction vessels. Amortization of leasehold improvements to two of our leased vessels also contributed to the increase in depreciation and amortization. Stock-based compensation expense decreased between the periods by $1.4 million. We expect amortization of our dry-dock costs to be material to our operations in 2010.
Gross Profit — Gross profit increased by $172.6 million between 2009 and 2008 to a $159.0 million gross profit for 2009 compared to a $13.6 million gross loss for 2008. Gross profit for 2008 was adversely affected by the losses incurred on the Berri and Qatif project in Saudi Arabia and the Camarupim project in Brazil. Cost overruns on the Berri and Qatif project and productivity and equipment delays on both projects resulted in substantial project deterioration during 2008. Higher activity in North America OCD and North America Subsea and higher margins in all segments, except Asia Pacific/India and Middle East, contributed to the increase.
Loss on Asset Impairments — Loss on asset impairments decreased $1.4 million in 2009 compared to 2008. During 2009, primarily due to repair costs exceeding the future expected benefit of certain vessels, we retired two DSVs and three dive systems and recorded an aggregate impairment loss of $1.2 million compared to an impairment loss in 2008 of $2.6 million on the retirement of two DSVs.
Gain on Asset Disposal — Net gains on the disposal of assets increased $6.7 million from 2008 to 2009. Net gains on asset disposals totaled $8.4 million for 2009 primarily from the sale of one DSV, one cargo barge, one DLB, and one pipelay/bury barge. Net gains on asset disposals totaled $1.7 million for 2008 primarily from the sale of a DSV.

Selling, General and Administrative Expenses — Selling, general and administrative expenses decreased by $26.2 million, or 28%, to $69.2 million for 2009, compared to $95.4 million during 2008. Decreased labor costs of $7.7 million in all areas except North America OCD and Asia Pacific/India was the primary driver of this decrease as well as decreases in travel costs, stock-based compensation expense, and legal and professional fees. These decreases are the result of our ongoing cost reduction efforts.
Interest Income — Interest income decreased by $12.5 million to $2.0 million during 2009, compared to $14.5 million for 2008. Significantly lower interest rates in 2009 contributed to lower returns on cash balances and short-term investments compared to 2008.
Interest Expense — Interest expense decreased to $13.1 million for 2009 compared to $16.4 million for 2008. Higher capitalized interest primarily driven by expenditures for ongoing construction of the Global 1200 and Global 1201 was responsible for the majority of the decrease. Capitalized interest for 2009 was $14.7 million compared to $7.3 million for 2008. Interest expense for 2008 was affected by the reversal of $2.5 million previously accrued interest expense related to the settlement of a previously uncertain tax position.
Other Income (Expense), Net — Other income (expense), net increased by $7.9 million from 2008 primarily resulting from gains of $3.6 million on foreign currency exchange rate transactions incurred in 2009 compared to exchange losses of $1.9 million in 2008 and from proceeds of $2.7 million in 2009 from insurance claims.
Income Taxes — Our effective tax rate was 21.0% and (6.0)%, respectively, for the years ended December 31, 2009 and 2008. The tax rate in 2008 was adversely impacted by losses that could not be tax benefited and by taxes paid in tax jurisdictions with a deemed profit tax regime where tax is calculated as a percentage of revenue rather than being based upon net income, resulting in an income tax expense being recognized despite the reported loss. Comparatively, 2009 was profitable and benefitted from higher earnings in foreign jurisdictions with deemed profit tax regimes and utilization of losses not previously tax benefitted.
Segment Information — The following sections discuss the results of operations for each of our reportable segments during the twelve month periods ended December 31, 2009 and 2008.
North America Offshore Construction Division
Revenues were $124.7 million in 2009 compared to $81.1 million in 2008. The increase of $43.6 million, or 54%, between 2009 and 2008 was primarily due to the relocation of the Hercules and Sea Constructor to the U.S. Gulf of Mexico in early 2009 and increased utilization of the Cherokee. The increased revenue was partially offset by the reduction in the utilization of (a) the Titan II, which was on charter from our Latin America segment during 2008, (b) the Chickasaw, and (c) the GP37. Revenues in 2008 were negatively affected by adverse weather conditions including two major hurricanes and the extended dry-docking of the Cherokee. Loss before taxes was $1.3 million for 2009 compared to $15.0 million for 2008. This decrease in loss of $13.7 million was primarily attributable to higher vessel utilization and higher margins from increased productivity.
North America Subsea
Revenues generated in 2009 were $158.9 million compared to $146.1 million for 2008, an increase of $12.8 million, or 9%. The increase was primarily attributable to increased activity for two MSVs, the Olympic Challenger and Global Orion, which entered service in the second half of 2008, partially offset by the loss of revenue from the Sea Lion and a third party vessel used in 2008. The Sea Lion was grounded in an incident in November 2008, was damaged beyond economical repair, and sold in the first quarter of 2009. Income before taxes was $34.9 million for 2009 compared to $11.3 million for 2008. The increase of $23.6 million was primarily attributable to higher revenues and project margins due to improved pricing plus a $4.9 million gain on the sale of the Sea Lion. Partially offsetting the increase were idle costs attributable to the Norman Commander that was relocated to the U.S. Gulf of Mexico in May 2009. The project margins in 2008 were affected by competitive pricing and productivity issues on some of our projects as well as idle and startup costs associated with the addition of the Global Orion and Olympic Challenger. In addition, we recorded a $1.0 million impairment on a DSV during 2008.
Latin America
Revenues were $229.3 million for 2009 compared to $267.0 million for 2008. A decrease of $37.7 million, or 14%, in 2009 compared to 2008 was primarily due to lower activity in Brazil and Mexico. Income before taxes was $8.2 million during 2009 compared to a loss before taxes of $9.2 million in 2008. The increase of $17.4 million was primarily attributable to higher project margins in Brazil, partially offset by lower productivity on Mexico projects and lower vessel utilization in Brazil and Mexico. We completed the Camarupim project in Brazil in 2009 after experiencing (a) additional project deterioration of $4.0 million attributable to increased costs associated with rescheduling diving work from the Norman Commander to a third party diving vessel and (b) increased project duration caused by third party equipment failure. In comparison, we recorded a $30.1 million loss on this project in 2008.
West Africa
Revenues were $104.3 million for 2009 compared to $152.9 million for 2008. This decrease of $48.6 million, or 32%, in 2009 compared to 2008 was primarily due to decreased activity attributable to low demand for services in the region. We completed work on one construction project in 2009 compared to two major construction projects in 2008. Income before taxes was $27.5 million for 2009 compared to a loss before taxes of $33.5 million for 2008. This increase in income before taxes of $61.0 million was attributable to (a) increased project profitability due to increased pricing and productivity, (b) reduced vessel costs with the transfer of the Hercules and Sea Constructor to North America in January of this year, (c) reduced vessel costs due to the sale of the Sea Puma, CB3, and Power Barge 1, and (d) the reduction in labor, travel, and professional fees attributable to our decision to curtail operations in the region. In addition, in 2009 we received a $1.8 million insurance reimbursement related to prior year costs incurred on a project claim and reached a $3.3 million settlement with a customer for recovery of the deterioration of the Nigerian naira on remitted invoice payments and final payment of outstanding naira invoices in U.S. Dollars. Negatively impacting the 2008 loss before taxes were (a) the additional costs incurred related to idle vessel costs from low utilization and project productivity issues related to a project in Nigeria, (b) a $1.6 million impairment on a DSV, and (c) exchange losses of $3.7 million primarily related to naira cash balances. We began curtailment of our operations in this region beginning in the second quarter of 2009. As of the date of this Annual Report, we have no active projects in West Africa.
Middle East
Revenues were $88.4 million for 2009 compared to $237.5 million during 2008. This decrease of $149.1 million, or 63%, for 2009 compared to 2008 was the result of lower activity in the region. Work on our Berri and Qatif project in Saudi Arabia was substantially completed in 2009 compared to two major projects in progress in 2008. Income before taxes was $8.9 million during 2009 compared to a loss before taxes of $75.7 million for 2008. This increase in income before taxes of $84.6 million was primarily attributable to $20.4 million of productivity improvements and cost savings on the Berri and Qatif project compared to $82.3 million loss on this project in 2008. The increase in productivity was partially offset by overall lower activity in the region. Reduced costs for labor, travel, and professional fees of $2.4 million also positively affected the income before taxes for 2009. 2009 was negatively impacted by $1.9 million in foreign currency exchange losses compared to $1.3 million in foreign currency exchange gains in 2008.

Asia Pacific/India
Revenues were $244.4 million for 2009 compared to $223.5 million for 2008. This increase of $20.9 million, or 9%, for 2009 compared to 2008 was primarily attributable to higher activity during 2009. Income before taxes was $41.3 million for 2009 compared to $46.7 million for 2008. This decrease in profitability of $5.4 million was primarily due to a reduction in overall project margins. Project margins for 2008 were favorably impacted by cost savings on a major construction project. Partially offsetting the decreased project margins was a $3.4 million gain on the sale of the Seminole and cost recoveries attributable to higher vessel utilization during 2009.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

	2008		2007
		% of		% of	% Change
	Thousands	Revenue	Thousands	Revenue	(Unfavorable)
Revenues	$1,070,988	100.0%	$992,513	100.0%	7.9%
Cost of operations	1,084,581	101.3	719,768	72.5	(50.7)

Gross profit (loss)	(13,593)	1.3	272,745	27.5	(105.0)
Loss on asset impairments	2,551	—	141	—	n/m (1)
Net gain on asset disposal	(1,695)	—	(4,220)	0.4	(59.8)
Selling, general and administrative expenses	95,364	8.9	81,275	8.2	(17.3)

Operating income (loss)	(109,813)	10.2	195,549	19.7	(156.2)

Interest income	14,477	1.4	27,966	2.8	(48.2)
Interest expense	(16,439)	1.5	(15,463)	1.6	(6.3)
Other income (expense), net	(641)	—	3,826	0.4	(116.8)

Income (loss) before income taxes	(112,416)	10.5	211,878	21.3	(153.1)
Income taxes	6,775	0.6	53,234	5.3	87.3

Net income (loss)	$(119,191)	11.1%	$158,644	16.0%	(175.1)%

(1)	Not meaningful
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
Depreciation and Amortization in Cost of Operations — The amount of depreciation and amortization expense, including the amortization of dry-docking costs, included in our cost of operations for 2008 was $51.9 million, compared to $46.9 million included in 2007. This increase in depreciation and amortization expense was primarily caused by increased dry-dock amortization related to two major construction vessels and an increase in the amount of depreciation expense related to our major construction vessels with the addition of the Global Orion to the vessel fleet. Depreciation associated with our office expansion in the Middle East and Latin America also contributed to the increase in depreciation. Stock-based compensation expense decreased between the periods by $1.4 million. We expect amortization of our dry-dock costs to be material to our operations in 2009.
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
Loss on Asset Impairments — Loss on asset impairments increased $2.5 million in 2008, compared to 2007. During 2008, primarily due to high repair costs in excess of future benefit of certain vessels, we decided not to repair them and recorded an aggregate impairment loss of $2.6 million on the retirement of two DSVs. In 2007, we recorded an impairment loss of $0.1 million.
Gain on Asset Disposal — Net gains on the disposal of assets decreased $2.5 million from 2007 to 2008. Net gains on asset disposals totaled $1.7 million for 2008 primarily from the sale of a DSV. Net gains on asset disposals totaled $4.2 million during 2007, which primarily arose from sale of three DSVs, that were partially offset by losses on the disposal of ancillary dive support systems.

Selling, General and Administrative Expenses — Selling, general and administrative expenses increased by $14.1 million, or 17.3%, to $95.4 million for 2008, compared to $81.3 million during 2007. Increased labor costs in all areas except Asia Pacific/India were responsible for the majority of this increase, as well as increased professional fees, rent expense, and computer expense, all related to our continued business expansion. Partially offsetting these increases was a reduction in amortization of stock compensation resulting from the recapture of stock expense related to performance shares and the net favorable impact related to the recapture of previously recognized stock expense resulting from the accelerated vesting of certain shares upon the resignation of our CEO in October 2008.
Interest Income — Interest income decreased by $13.5 million to $14.5 million during 2008, compared to $28.0 million for 2007. Lower interest rates and decreased cash balances in 2008 contributed to lower return on cash balances and short-term investments compared to 2007.
Interest Expense — Interest expense increased to $16.4 million for 2008 compared to $15.5 million for 2007. Increased interest resulting from the issuance of $325.0 million of convertible debentures in July 2007 was partially offset by a reversal of $2.5 million previously accrued interest expense related to the 2008 settlement of a previously uncertain tax position.
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
Income Taxes — Our effective tax rate was (6.0)% and 25.1%, respectively, for the twelve months ended December 2008 and 2007. The tax rate in 2008 was adversely impacted by losses that could not be tax benefited and also taxes paid in tax jurisdictions with a deemed profit tax regime where tax is calculated as a percentage of revenue rather than being based upon net income. This resulted in an income tax expense being recognized despite the loss reported before taxes for the twelve months ended December 31, 2008.
Segment Information — The following sections discuss the results of operations for each of our reportable segments during the twelve month periods ended December 31, 2008 and 2007.
North America Offshore Construction Division
Revenues were $81.1 million in 2008 compared to $106.5 million in 2007. A decrease of $25.4 million, or 24%, between 2008 and 2007 was primarily due to: (1) lower activity related to market conditions driven by decreased demand for services; (2) $11.2 million related to the extended dry-docking of the Cherokee; and (3) non-compensated vessel standby costs during Hurricanes Gustav and Ike. Loss before taxes was $15.0 million for 2008 compared to income before taxes of $16.4 million for 2007. This decrease of $31.4 million was primarily attributable to lower revenues and lower margins on projects attributable to the continuing softening of market conditions in the Gulf of Mexico, lower profitability on derrick work impacted by operational issues, and non-recovered vessel costs resulting from lower vessel utilization for 2008.
North America Subsea
Revenues were comparable between 2008 and 2007. Revenues generated in 2008 were $146.1 million compared to $150.4 million for 2007. However, project profitability declined between the two years with increased competition affecting pricing, coupled with higher operating costs incurred in 2008. Income before taxes was $11.3 million for 2008 compared to $63.8 million for 2007. This decrease of $52.5 million, or 82%, was attributable to lower margins resulting from increased competition affecting pricing as well as productivity issues affecting some of our projects. Idle and startup costs associated with the addition of the Global Orion and Olympic Challenger to the vessel fleet also negatively impacted the margins during 2008. In 2007, higher project margins were generated from the Norman Commander which was subsequently transferred to the Latin American region in April 2008. In addition, we recorded a $1.0 million impairment on a DSV during 2008.
Latin America
Revenues were $267.0 million for 2008 compared to $227.0 million for 2007. An increase of $40.0 million, or 17.6%, in 2008 compared to 2007 was primarily due to additional revenue from expansion into Brazil, partially offset by lower activity in Mexico. Despite the increase in revenues, we reported a loss before taxes of $9.2 million during 2008 compared to income before taxes of $106.3 million in 2007. The decrease of $115.5 million was primarily due to the favorable finalization of project claims and change orders in 2007 and the recording of a loss position on the Camarupim project in Brazil in 2008. For 2008, the Camarupim project was estimated to complete at a significant loss due to lower than expected productivity and vessel standby delays from mechanical and weather downtime. Results for 2008 therefore include an estimate for losses on the Camarupim project through the project’s estimated completion in 2009. This compares to high profit margins obtained from the favorable resolutions of change orders and claims on projects in Mexico in 2007.
West Africa
Revenues were $152.9 million for 2008 compared to $184.7 million for 2007. This decrease of $31.8 million, or 17%, in 2008 compared to 2007 was primarily due to decreased activity in the region. In 2008, we performed two major construction projects in West Africa compared to three major construction projects in 2007. Loss before taxes was $33.5 million for 2008 compared to a loss before taxes of $5.1 million in 2007. In 2008, additional costs were incurred related to idle vessel costs from low utilization and project productivity issues related to a project in Nigeria. In addition, we recorded a $1.6 million impairment on a DSV in 2008. Exchange losses of $3.7 million primarily related to naira cash balances also negatively impacted the loss before taxes; however, this loss was partially offset by a reversal of previously accrued interest expense related to a 2008 favorable settlement of an uncertain tax position. See also Note 9 of the Notes to Consolidated Financial Statements for a discussion of tax-related challenges related to conducting operations in Nigeria.
Middle East
Revenues were $237.5 million for 2008 compared to $186.3 million during 2007. This increase of $51.2 million, or 27%, for 2008 compared to 2007 was attributable to increased activity in the region. During 2008, two major projects were in progress compared to a lower level of construction activity during much of 2007. However, loss before taxes of $75.7 million was reported during 2008 compared to income before taxes of $35.8 million for 2007 due primarily to the significant deterioration in the Berri and Qatif project in Saudi Arabia during 2008. The loss on the Berri and Qatif project is primarily due to exceptional losses in productivity and cost overruns. Results for 2008 therefore include an estimate for losses on the Berri and Qatif project through the estimated completion date in the 2009 third quarter.
Asia Pacific/India
Revenues were $223.5 million for 2008 compared to $181.2 million for 2007. This increase of $42.3 million, or 23%, for 2008 compared to 2007 was primarily attributable to higher activity during 2008. Income before taxes was $46.7 million for 2008 compared to $16.5 million for 2007. This increase in profitability of $30.2 million was primarily due to higher revenues, increased project margins, good project execution, and cost recoveries attributable to higher vessel utilization during 2008.

Utilization of Major Construction Vessels
Worldwide utilization for our major construction vessels was 44%, 49%, and 45% for the fiscal years ended December 31, 2009, 2008, and 2007, respectively. Utilization of our major construction vessels is calculated by dividing the total number of days major construction vessels are assigned to project-related work by the total number of calendar days for the period. Dive support vessels, cargo/launch barges, ancillary supply vessels and short-term chartered project-specific construction vessels are excluded from the utilization calculation. We frequently use chartered anchor handling tugs, dive support vessels and, from time to time, construction vessels in our operations. Also, most of our international contracts (which are generally larger, more complex and of longer duration) are generally bid on a lump-sum or unit-rate (vs. day-rate) basis wherein we assume the risk of performance and changes in utilization rarely impact revenues but can have an inverse relationship to changes in profitability. For these reasons, we consider utilization rates to have a relatively low direct correlation to changes in revenue and gross profit.
Industry and Business Outlook
The continued downturn in the worldwide economy is significantly impacting the offshore construction industry. Pricing pressures from potential customers and increased competition attributable to a decrease in bid activity is impacting our ability to win new project awards. Opportunities do remain and we continue to bid new projects. However, neither the duration nor severity that the impact the worldwide recession will continue to have on our operations can be predicted with certainty. We continue to expect weak demand for our services throughout 2010.
During 2010, our focus will remain on successful execution of our projects, building additional backlog, cost cutting initiatives, and cash conservation. We continue to pursue new work; however, we have not yet been successful in obtaining new project awards sufficient for the size of our existing operations. To the extent that we are not successful in building sufficient backlog, further cost cutting and cash conservation measures will be required, including closing offices, stacking idle vessels, asset sales and reducing our work force further.
As of December 31, 2009, our backlog totaled approximately $103.8 million ($82.9 million for international regions and $20.9 million for the Gulf of Mexico). The majority of this backlog is scheduled to be performed in 2010. The amount of our backlog in North America is not a reliable indicator of the level of demand for our services due to the prevalence of short-term contractual arrangements in this region.
Liquidity and Capital Resources
Overview
Cash generated from operations, a decrease in our restricted cash requirements due to the ending of our interim cash collateralization period under our Third Amended and Restated Credit Agreement (the “Revolving Credit Facility”) and proceeds from the sale of certain assets provided the major sources of funds in 2009. These sources of funds sufficiently funded our operations and capital expenditures for expanding and modernizing our fleet of vessels.
The primary uses of cash during 2009 have been for funding capital spending. We had firm capital commitments on projects, which were in progress at December 31, 2009, of approximately $358.9 million with expenditures extending into 2011, of which $244.6 million is expected to be expended during 2010, primarily for the construction of two new derrick/pipelay vessels (the Global 1200 and Global 1201) and the construction of two new SAT systems. Total 2010 capital expenditures on committed and discretionary projects are expected to be approximately $265.0 — $275.0 million. The actual capital expenditures for 2010 may differ from our expectations due to changes in existing capital project schedules and/or projected capital projects.

Cash Flows
Operating Activities — Our cash and cash equivalents increased by $57.2 million to $344.9 million at December 31, 2009, compared to $287.7 million at December 31, 2008. Net cash provided by our operating activities was $62.9 million for the year ended December 31, 2009, compared to net cash used by our operating activities of $119.2 million during 2008. This increase in net cash provided from operating activities reflects higher net income and reduced dry-docking costs, partially offset by higher working capital needs. The use of funds in 2008 was primarily attributable to the net loss from continuing operations, a net use of $17.2 million of cash to fund working capital and the cost of dry docking activities of $47.2 million.
Investing Activities — Investing activities used $1.2 million of cash in 2009, compared to $297.3 million in 2008. During 2009, cash was provided by asset sales of $26.9 million and a $93.4 million decrease in our restricted cash requirements due to the ending of our interim cash collateralization period under our Revolving Credit Facility (please refer to Note 8 of the Notes to Consolidated Financial Statements for additional information). Partially offsetting these proceeds was $122.0 million used to purchase property and equipment, resulting primarily from the expansion and upgrade to the fleet for the construction of two new derrick/pipelay vessels (the Global 1200 and Global 1201). The net cash used in 2008 was primarily due to purchases of property and equipment, totaling $267.9 million and a $93.4 million cash transfer to restricted cash as a result of the November 7, 2008 amendment to the Revolving Credit Facility. These uses of cash were partially offset by net sales of marketable securities totaling $57.6 million.
Financing Activities — Financing activities used $4.5 million of net cash in 2009 compared to using $19.3 million in 2008. The net cash used in 2009 is primarily due to the repayment of long term debt. The net cash used in 2008 is primarily due to the repurchase of our common stock under a repurchase program announced in August 2008. Approximately 3.1 million shares of company stock were repurchased in 2008 at a cost of approximately $25.6 million.
Long-Term Debt
Our long-term debt outstanding as of December 31, 2009 and 2008 includes carrying amounts of $236.9 million and $228.6 million, respectively, for the $325.0 million of 2.75% Senior Convertible Debentures which carry an interest rate of 2.75% per annum with semi-annual interest payments. These debentures are convertible into cash, and if applicable, into shares of our common stock. We may redeem all or a part of the debentures any time on or after August 1, 2014, for cash at a price equal to 100% of the principal amount of the debentures being redeemed plus accrued and unpaid interest. The holders of the debentures may require us to repurchase all or a part of their debentures for cash on August 1, 2017 and August 1, 2022 at a price equal to 100% of the principal amount of the debentures being redeemed plus accrued or unpaid interest, or upon the occurrence of certain types of fundamental changes. Our 2.75% Senior Convertible Debentures contain a default provision which permits the trustee or holders of the convertible debentures to accelerate such indebtedness in the event of our failure to pay principal when due or upon a default that results in the acceleration of any of our indebtedness in excess of $50 million. For more information, see Note 8 of the Notes to Consolidated Financial Statements.
We also maintain $61.4 million of Title XI bonds outstanding which carry an interest rate of 7.71% per annum with semi-annual principal payments of approximately $2.0 million payable each February and August until maturity in 2025. Our Title XI bonds contain a cross default provision which provides that a default of our Revolving Credit Facility is a default under our Title XI bonds which may result in our bonds becoming due and payable under certain circumstances.
Our Revolving Credit Facility provides a borrowing capacity of up to $150.0 million. As of December 31, 2009, we had no borrowings against the facility and $50.8 million of letters of credit outstanding thereunder. Due to the sale of one of the vessels mortgaged under the Revolving Credit Facility, the effective borrowing capacity under this facility at December 31, 2009 is $139.9 million. We do have the option of increasing the capacity under this facility to $150.0 million by mortgaging one of our vessels that is not currently in the collateralized vessel pool. As a result of operating performance, we did not meet the minimum fixed charge coverage ratio under the facility at September 30, 2008. On November 7, 2008, we amended our Revolving Credit Facility to temporarily require us, among other things, to cash-collateralize letters of credit and bank guarantees. During the interim cash collateralization period, no borrowings, letters of credit, or bank guarantees unsecured by cash were available to us under the Revolving Credit Facility. As a result of our operating performance, the interim cash-collateralization period ended, effective June 30, 2009. For additional discussion see below under Liquidity Risk and Note 8 of the Notes to the Consolidated Financial Statements.
Our Revolving Credit Facility has a customary cross default provision triggered by a default of any of our other indebtedness, the aggregate principal amount of which is in excess of $5 million.
At December 31, 2009, we were in compliance with the terms of our Revolving Credit Facility. Our current financial projections indicate that we may not meet our leverage ratio covenant beginning in the second quarter of 2010 and continuing through the fourth quarter of 2010. We are currently in discussion with our lenders regarding these potential violations. If we do not meet our leverage ratio, we may be required to cash collateralize our outstanding letters of credit or seek another remedy. If we are required to cash collateralize letters of credit, it would reduce our available cash and may impact our ability to bid on future projects. Further, upon a covenant violation and the declaration of an event of default by our lenders, under the cross default provisions of our Title XI bonds (1) we may be subject to additional reporting requirements, (2) we may be subject to additional covenants restricting our operations, and (3) the Maritime Administration (“MarAd”), guarantor of the bonds, may institute procedures that could ultimately allow the bondholders the right to demand payment of the bonds from MarAd. MarAd can alternatively assume the obligation to pay the bonds when due. As we have no outstanding indebtedness under our Revolving Credit Facility, an event of default related to the covenant failure would not trigger the cross default provision of our Senior Convertible Debentures. It is not possible at this time to predict the outcome of discussions with our lenders or the effect that these potential violations may have on our financial position.
Other Indebtedness and Obligations
We also have a $16.0 million short-term credit facility at one of our foreign locations, which is secured by a letter of credit issued under our primary credit facility. At December 31, 2009, we had $0.6 million in cash overdrafts reflected in accounts payable, $4.7 million of letters of credit outstanding, and $10.7 million of credit availability under this particular credit facility.
Charters — We have a long-term charter for the Titan 2, a 408-foot self-propelled twin-hulled DP derrick ship. The vessel charter payments are approximately $6.5 million annually. The charter term expires in May 2018. This charter can be canceled by us at anytime, subject to a termination penalty of the transfer to the vessel owner of title to our dynamic positioning (“DP”) system used on the vessel. The DP system was purchased and installed on the Titan 2, at our cost, during the first quarter of 2002 for a total cost of $8.9 million, with a book value at December 31, 2009 of $2.0 million.
We have two long-term charters for MSVs. The first MSV charter, the Norman Commander, includes a fixed-term five year lease with five annual renewal options, and requires monthly payments denominated in Norwegian kroners at an annual rate of approximately 69.1 million kroners (or $11.9 million as of December 31, 2009). As of December 31, 2009, we had entered into forward foreign currency contracts that have enabled us to fulfill 94.6 million of our remaining non-cancellable Norwegian kroner obligations under this charter at an average rate of 6.27 kroners per U.S. dollar. The second MSV charter, the Olympic Challenger, includes a five year, fixed term lease with one two-year renewal option and three one-year renewal options at an annual rate of approximately $16.8 million.

Future Lease Obligations — The following table sets forth, as of December 31, 2009, our minimum rental commitments under operating leases with an initial non-cancellable term of one year or more (in thousands).

2010	$31,555
2011	25,870
2012	19,406
2013	12,085
2014	2
Thereafter	12

Total	$88,930

Summary of Contractual Obligations as of December 31, 2009

	Payments due by period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
	(in thousands)
Long-Term Debt Principal Only(1)	$386,380	$3,960	$7,920	$332,920	$41,580
Long-Term Debt Interest Only(1)	74,948	13,594	26,271	20,581	14,502
Operating Lease Obligations — Cancelable	60,506	6,306	13,254	14,647	26,299
Operating Lease Obligations — Non-Cancelable	88,930	31,555	45,276	12,087	12
Purchase Obligations(2)	109,219	96,643	12,576	—	—

Total	$719,983	$152,058	$105,297	$380,235	$82,393

(1)	Assuming conversion on the earliest call date of August 1, 2014 of our Senior Convertible Debentures.

(2)	Primarily represents commitments outstanding for the construction of two saturation diving systems and the Global 1200 and Global 1201 which do not include capitalized interest.
The contractual obligations reported above exclude our liability of $12.5 million recognized related to our provision for uncertain tax positions. We have excluded such amounts as we are unable to make a reasonably reliable estimate of the period of cash settlement with the respective taxing authorities.
Off Balance Sheet Arrangements
In the normal course of business with customers, vendors, and others, we have entered into off-balance sheet arrangements. We provide guarantees and performance, bid, and payment bonds pursuant to agreements, or in connection with bidding, to obtain such agreements to perform construction services. The aggregate amount of these guarantees and bonds at December 31, 2009 was $55.6 million in surety bonds and $52.3 million in bank guarantees and letters of credit. The surety bonds are due to expire between January 2010 and January 2011 and the bank guarantees/letters of credit are due to expire between January 2010 and July 2011.

Liquidity Risk
As a result of our operating performance, we did not meet the existing minimum fixed charge coverage ratio covenant in the Third Amended and Restated Credit Agreement (the “Revolving Credit Facility”) as of September 30, 2008. On November 7, 2008, the financial institutions participating in the Revolving Credit Facility waived compliance with the covenant condition. In consideration of this waiver, we and the participating financial institutions amended the Revolving Credit Facility to:
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
The length of the interim cash-collateralization period was dependent on our future financial performance and ended June 30, 2009. For the remaining duration of the Revolving Credit Facility after the cash-collateralization period, the facility was further amended to:
•	allow for a new starting point in measuring financial performance; and

•	permit borrowings and/or the issuance of letters of credit and bank guarantees based on a rate premium over prime rate ranging from 1.50% to 3.00% or London Interbank Offered Rate (“LIBOR”) ranging from 2.00% to 3.50% based upon certain financial ratios.
During the interim cash-collateralization period, no borrowings, letters of credit or bank guarantees unsecured by cash were available to us under the Revolving Credit Facility. All cash collateral was classified in our Consolidated Balance Sheet as Restricted Cash. As of December 31, 2009, we had no borrowing against the facility and $50.8 million in letters of credit outstanding thereunder. We also have a $16.0 million short-term credit facility at one of our foreign locations. At December 31, 2009, the available borrowing under this facility was $10.7 million.
At December 31, 2009, we were in compliance with the terms of our Revolving Credit Facility. Our current financial projections indicate that we may not meet our leverage ratio covenant beginning in the second quarter of 2010 and continuing through the fourth quarter of 2010. We are currently in discussion with our lenders regarding these potential violations. If we do not meet our leverage ratio, we may be required to cash collateralize our outstanding letters of credit or seek another remedy. If we are required to cash collateralize letters of credit, it would reduce our available cash and may impact our ability to bid on future projects. Further, upon a covenant violation and the declaration of an event of default by our lenders, under the cross default provisions of our Title XI bonds (1) we may be subject to additional reporting requirements, (2) we may be subject to additional covenants restricting our operations, and (3) the Maritime Administration (“MarAd”), guarantor of the bonds, may institute procedures that could ultimately allow the bondholders the right to demand payment of the bonds from MarAd. MarAd can alternatively assume the obligation to pay the bonds when due. As we have no outstanding indebtedness under our Revolving Credit Facility, an event of default related to the covenant failure would not trigger the cross default provision of our Senior Convertible Debentures. It is not possible at this time to predict the outcome of discussions with our lenders or the effect that these potential violations may have on our financial position.
As of December 31, 2009, approximately $42.0 million of our marketable securities were held in auction rate securities. These securities are intended to provide liquidity through an auction process that resets the applicable interest rate at predetermined intervals, allowing investors to either roll over their holdings or sell them at par value. As a result of liquidity issues in the global credit markets, our outstanding auction rate securities, as of December 31, 2009, have failed to settle at auction. Consequently, these investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside the auction process. In November 2008, we accepted an auction rate security rights agreement (the “Settlement”) from UBS related to $30.8 million in par value of auction rate securities. The Settlement permits us to sell or put our auction rate securities back to UBS at par value at any time during the period from June 30, 2010 through July 2, 2012. We expect to put these auction rate securities back to UBS on June 30, 2010, the earliest date allowable under the Settlement, if not sold prior to that date.
Liquidity Outlook
During the next twelve months, we expect that balances of cash, cash equivalents, and marketable securities, supplemented by cash generated from operations will be sufficient to fund operations (including increases in working capital required to fund any increases in activity levels), scheduled debt retirement, and currently planned capital expenditures. Based on expected operating cash flows and other sources of cash, we do not believe that our reduced project backlog or the illiquidity of our investments in auction rate securities will have a material impact on our overall ability to meet liquidity needs during the next twelve months. However, a significant amount of our expected operating cash flows is based upon projects which have been identified, but not yet awarded. If we are not successful in converting a sufficient number of our bids into project awards, we may not have sufficient liquidity to meet all of our needs and may be forced to postpone or cancel capital expenditures and take other actions including closing offices, stacking idle vessels, selling assets, and further reducing our workforce. Also, our current financial projections indicate that we may not meet our leverage ratio covenant beginning in the second quarter of 2010 and continuing through the fourth quarter of 2010. Consequently, we may be required to cash collateralize our outstanding letters of credit or seek another remedy for the covenant violation. We are currently in discussion with our lenders regarding these potential violations and cannot predict the outcome these potential violations may have on our financial position. Our liquidity position could affect our ability to bid on and accept projects, particularly where the project requires a letter of credit. This could have a material adverse effect on our future results.
Our Board of Directors approved a stock repurchase program on August 4, 2008, which authorized $100.0 million for the repurchase of outstanding shares of our common stock over the next twelve- month period. Approximately 3.1 million shares of our stock were purchased in 2008 at a cost of approximately $25.6 million, leaving approximately $74.4 million remaining under the program. As a result of the November 7, 2008 amendment to the Revolving Credit Facility, we were prohibited from additional share repurchases. The restriction against additional shares repurchases ended, effective June 30, 2009, as a result of our operating performance; however, no additional shares were repurchased under the plan before it ended on August 4, 2009.
Capital expenditures for 2010 are expected to be between $265.0 million and $275.0 million. This range includes expenditures for the Global 1200, Global 1201, two new saturation diving systems, and various vessel upgrades. In addition, we will continue to evaluate the divesture of assets that are no longer critical to operations to reduce operating costs and help preserve a solid financial position.
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

Recent Accounting Pronouncements
SFAS 168. In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”) (ASC Topic 105). SFAS 168 establishes the FASB Accounting Standards CodificationTM (the “Codification” or “ASC”) as the single source of authoritative, nongovernmental generally accepted accounting principles (“GAAP”), other than guidance issued by the SEC. ASC does not change GAAP; it introduces a new structure for organizing GAAP and limits the hierarchy to two levels-authoritative and nonauthoritative. Subsequent issuances of new standards will be in the form of Accounting Standards Updates (“ASU”) that will be included in ASC. ASC is effective for interim or annual financial periods ending after September 15, 2009. We adopted ASC beginning on July 1, 2009 and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification. In order to ease the transition to the Codification, we are providing the Codification cross reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.
SFAS 167. In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities” (ASC Topic 810-10). This updated guidance requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. It also requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This update is codified in ASU No. 2009-17 and is effective for our fiscal year beginning January 1, 2010. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.
SFAS 165. In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (ASC 855). This guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is effective for interim or annual financial periods ending after June 15, 2009. We adopted this guidance beginning April 1, 2009. The adoption of this guidance did not have a material impact on our financial statements. See Note 22 of the Notes to the Consolidated Financial Statements for disclosures required by this guidance.
SFAS 161. In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (ASC 815-10-50). This guidance requires specific disclosures regarding the location and amounts of derivative instruments in our financial statements, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect our financial position, financial performance, and cash flows. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted this guidance beginning January 1, 2009. See Note 7 of the Notes to the Consolidated Financial Statements for disclosures required by this guidance.
ASU No. 2010-06. In January 2010, the FASB issued ASU No. 2010-06 which amends ASC Topic 820 to add new disclosure requirements about recurring and nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This guidance is effective for reporting periods beginning after December 15, 2009, except for the Level 3 reconciliation disclosures which are effective for reporting periods beginning after December 15, 2010. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
ASU No. 2009-05. In August 2009, the FASB issued ASU No. 2009-05 which amends Fair Value Measurements and Disclosures — Overall (ASC Topic 820-10) to provide guidance on the fair value measurement of liabilities. This update requires clarification for circumstances in which a quoted price in an active market for the identical liability is not available. A reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as an asset; or 2) another valuation technique that is consistent with the principles in ASC Topic 820 such as the income and market approach to valuation. The amendment in this update also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. We adopted this guidance beginning October 1, 2009. See Note 3 of the Notes to the Consolidated Financial Statements for disclosures required by this guidance.
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
Revenue Recognition
Revenues from construction contracts, which are generally recognized using the percentage-of-completion method, are measured by relating the actual cost of work performed to date to the current estimated total cost of the project (the cost-to-cost option of the percentage-of-completion method). The use of this method is based on our experience to be able to make reasonably dependable estimates of the cost to complete our projects. Total estimated costs are affected by operating efficiency, changes in expected cost of materials and labor, adverse market conditions, and other factors that could affect the timing of revenue recognition and/or the overall profitability of a project. Significant changes in cost estimates could possibly result in a contract loss. Anticipated losses on contracts are recorded in full in the period in which they become evident.
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
Property and Equipment
Long-lived assets held and used (primarily marine vessels and related equipment) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We assess the recoverability of long-lived assets by determining whether the carrying values of an asset group can be recovered through projected net cash flows, undiscounted and without interest charges, based on expected operating results over the remaining life of the asset group. The cash flow estimates are based on historical data adjusted for management estimates of future market performance that rely on existing market data, industry-wide trends, and expected vessel day- rates, utilization, and margins. Management’s estimates may vary considerably from actual outcomes due to future adverse market conditions, poor operating results, or other factors that could result in our inability to recover the current carrying value of the long-lived asset, thereby possibly requiring an impairment charge in the future.
We depreciate the majority of our vessels using the units-of-production method based on the estimated operating days of each vessel. Our depreciation expense calculated under the units-of-production method may be less than, equal to or greater than depreciation expense calculated under the straight-line method in any period. The annual depreciation based on estimated operating days of each vessel will be at least 20% of annual straight-line depreciation and 40% of cumulative straight-line depreciation. (See Note 1 of the Notes to Consolidated Financial Statements for additional information related to our policy regarding depreciation.)
Goodwill
Goodwill represents the excess of cost over the fair value of net assets acquired and is tested for impairment on an annual basis, on January 1 or when circumstances indicate that impairment may exist. The carrying amount of goodwill as of December 31, 2009 and 2008 was approximately $37.4 million, and is primarily attributable to our Latin America segment.
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
We operate in many countries under various legal forms. As a result, we are subject to the jurisdiction of numerous domestic and foreign tax authorities, as well as to tax agreements and treaties among these governments. Our operations in these different jurisdictions are taxed on various bases: actual income before taxes, deemed profits (which are generally determined using a percentage of revenues rather than profits) and withholding taxes based on revenue. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events, such as the amount, timing, and character of deductions, permissible revenue recognition methods under the tax law, and the sources and character of income and tax credits. Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restriction or our level of operations or profitability in each taxing jurisdiction could have an impact upon the amount of income taxes that we provide during any given year. A 1% change in our effective tax rate would impact our net income by $0.9 million.
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
In certain situations, we provide for taxes where assessments have not been received. In those situations, we consider it more likely than not that the taxes ultimately payable will not exceed those amounts reflected in filed tax returns. Accordingly, taxes are provided in those situations under the current guidance on accounting for uncertainty in income taxes. Future events, such as changes in the facts or tax law, judicial decisions regarding existing law or a favorable audit outcome, may later indicate the assertion of additional taxes is no longer more likely than not to occur. In such circumstances, it is possible that taxes previously provided would be released.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Due to the international nature of our business operations and the interest rate fluctuation, we are exposed to certain risks associated with changes in foreign currency exchange rates and interest rates.
Foreign Currency Risk
Most of our business operations are conducted in foreign countries that use different currencies. As such, we use natural hedging techniques to manage the foreign exchange risks associated with our foreign operations by contracting, to the extent possible, international construction jobs to be payable in U.S. dollars. We continually monitor the foreign exchange risk associated with our foreign operations and will hedge these exposures when conditions warrant. We also, to the extent possible, maintain cash balances at foreign locations in U.S. dollar accounts. We believe that a significant change in currency rates in the regions in which we operate could have a significant effect on our results of operations.
From time to time, we also make significant contractual commitments which are denominated in foreign currencies. At December 31, 2009, we had significant contractual commitments which were denominated in Norwegian kroners, Singapore dollars, and Euros. We entered into forward foreign currency contracts, for non-trading purposes, to mitigate our currency risk with respect to our contractual obligations denominated in Norwegian kroners and Singapore dollars, as further described.
Our Norwegian kroner commitments at December 31, 2009, which result from a long-term vessel charter, will require the use of 106.5 million kroners (or $18.3 million as of December 31, 2009) over the next two years. As of December 31, 2009, we had hedged 94.6 million of our non-cancellable Norwegian kroner commitments related to these vessel charters at an average rate of 6.27 kroners per dollar. Consequently, a gain or loss from this forward foreign currency contract would be offset by the gain or loss on the underlying commitment and, therefore would not have an impact on our future earnings or cash flows. A 1% increase in the value of the Norwegian kroner at December 31, 2009 would have negligible impact on the value of the 11.9 million unhedged portion of these commitments.
The estimated cost to complete capital expenditure projects in progress at December 31, 2009 will require an aggregate commitment of 69.2 million Singapore dollars (or $49.2 million as of December 31, 2009). As of December 31, 2009, we had hedged 18.9 million of these Singapore dollar commitments at an average rate of 1.51 Singapore dollars per U.S. dollar. A 1% increase in the value of the Singapore dollar at December 31, 2009 will increase the dollar value of the remaining 50.3 million unhedged commitments by approximately $0.4 million.
As of December 31, 2009, we were committed to purchase certain equipment which will require the use of Euros 7.0 million (or $10.0 million as of December 31, 2009) over the next two years. A 1% increase in the value of the Euro will increase the dollar value of these commitments by approximately $0.1 million.
Interest Rate Risk
We are exposed to changes in interest rates with respect to our investments in cash equivalents and marketable securities. Our investments consist primarily of commercial paper, bank certificates of deposit, money market funds, and treasury securities. We also continue to hold tax-exempt auction rate debt securities. These investments are subject to changes in short-term interest rates. We invest in high grade investments with a credit rating of AA-/Aa3 or better, with a main objective of preserving capital. A 0.5% increase or decrease in the average interest rate of our cash equivalents and marketable securities would have an approximate $1.9 million impact on our pre-tax annualized interest income.
We are also exposed to interest rate risk on any borrowings against our Revolving Credit Facility with variable interest rate provisions. At December 31, 2009, there were no outstanding borrowings under the Revolving Credit Facility.

Our Senior Convertible Debentures mature in 2027 and carry a fixed interest rate of 2.75%, and our United States Government Guaranteed Title XI Ship Financing Bonds mature in 2025 and carry a fixed interest rate of 7.71%. Changes in interest rates do not have an impact on the interest expense for this indebtedness.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
of Global Industries, Ltd.
We have audited the accompanying consolidated balance sheets of Global Industries, Ltd. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Table of Contents under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Global Industries, Ltd. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 26, 2010

GLOBAL INDUSTRIES, LTD.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$344,855	$287,669
Restricted cash	1,139	94,516
Marketable securities	30,750	—
Accounts receivable — net of allowance of $2,765 for 2009 and $12,070 for 2008	160,273	180,018
Unbilled work on uncompleted contracts	92,569	86,011
Contract costs incurred not yet recognized	489	11,982
Deferred income taxes	2,945	7,223
Assets held for sale	16,152	2,181
Prepaid expenses and other	31,596	44,585

Total current assets	680,768	714,185

Property and Equipment, net	722,819	599,078

Other Assets
Marketable securities — long-term	11,097	42,375
Accounts receivable — long-term	12,294	22,246
Deferred charges, net	49,866	70,573
Goodwill	37,388	37,388
Other	9,961	3,508

Total other assets	120,606	176,090

Total	$1,524,193	$1,489,353

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long term debt	$3,960	$3,960
Accounts payable	192,008	207,239
Employee-related liabilities	18,079	26,113
Income taxes payable	45,301	38,649
Accrued anticipated contract losses	322	35,055
Other accrued liabilities	15,489	22,275

Total current liabilities	275,159	333,291

Long-Term Debt	294,366	289,966
Deferred Income Taxes	69,998	64,020
Other Liabilities	15,171	13,266

Commitments and Contingencies	—	—

Shareholders’ Equity
Common stock, $0.01 par value, 150,000 authorized, and 119,989 and 119,650 shares issued at December 31, 2009 and 2008, respectively	1,200	1,197
Additional paid-in capital	513,353	509,345
Retained earnings	468,430	394,699
Treasury stock at cost, 6,130 shares	(105,038)	(105,038)
Accumulated other comprehensive loss	(8,446)	(11,393)

Total shareholders’ equity	869,499	788,810

Total	$1,524,193	$1,489,353

See notes to consolidated financial statements.

GLOBAL INDUSTRIES, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
Revenues	$914,348	$1,070,988	$992,513
Cost of operations	755,301	1,084,581	719,768

Gross profit (loss)	159,047	(13,593)	272,745
Loss on asset impairments	1,186	2,551	141
Net gain on asset disposal	(8,351)	(1,695)	(4,220)
Selling, general, and administrative expenses	69,165	95,364	81,275

Operating income (loss)	97,047	(109,813)	195,549
Interest income	2,020	14,477	27,966
Interest expense	(13,061)	(16,439)	(15,463)
Other income (expense), net	7,302	(641)	3,826

Income (loss) before income taxes	93,308	(112,416)	211,878
Income taxes	19,577	6,775	53,234

Net income (loss)	$73,731	$(119,191)	$158,644

Earnings (loss) per common share:
Basic	$0.65	$(1.05)	$1.37

Diluted	$0.64	$(1.05)	$1.35

Weighted Average Shares Outstanding:
Basic	112,631	113,647	113,833

Diluted	113,125	113,647	115,515

See notes to consolidated financial statements.

GLOBAL INDUSTRIES, LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Treasury	Comprehensive	Retained
	Shares	Amount	Capital	Stock	Loss	Earnings	Total
Balance at Jan. 1, 2007	116,252,411	$1,162	$379,297	$(644)	$(8,084)	$353,834	$725,565
Net income	—	—	—	—	—	158,644	158,644
Cumulative effect of adopting ASC 740-10-05	—	—	—	—	—	1,412	1,412
Issuance of Convertible Debentures	—	—	68,240	—	—	—	68,240
Amortization of unearned stock compensation	—	—	14,059	—	—	—	14,059
Restricted stock issues, net	203,816	2	2,564	—	—	—	2,566
Exercise of stock options	1,544,559	16	17,669	—	—	—	17,685
Tax effect of exercise of stock options	—	—	4,777	—	—	—	4,777
Treasury stock purchased	—	—	—	(76,613)	—	—	(76,613)
Other comprehensive income	—	—	—	—	4,181	—	4,181

Balance at Dec. 31, 2007	118,000,786	$1,180	$486,606	$(77,257)	$(3,903)	$513,890	$920,516
Net loss	—	—	—	—	—	(119,191)	(119,191)
Amortization of unearned stock compensation	—	—	8,375	—	—	—	8,375
Restricted stock issues, net	681,446	7	2,648	—	—	—	2,655
Exercise of stock options	967,628	10	8,595	—	—	—	8,605
Tax effect of exercise of stock options	—	—	3,121	—	—	—	3,121
Treasury stock purchased	—	—	—	(27,781)	—	—	(27,781)
Other comprehensive income	—	—	—	—	(7,490)	—	(7,490)

Balance at Dec. 31, 2008	119,649,860	$1,197	$509,345	$(105,038)	$(11,393)	$394,699	$788,810
Net income	—	—	—	—	—	73,731	73,731
Amortization of unearned stock compensation	—	—	4,946	—	—	—	4,946
Restricted stock issues, net	301,749	3	369	—	—	—	372
Exercise of stock options	37,133	—	202	—	—	—	202
Tax effect of exercise of stock options	—	—	(1,509)	—	—	—	(1,509)
Other comprehensive income	—	—	—	—	2,947	—	2,947

Balance at Dec. 31, 2009	119,988,742	$1,200	$513,353	$(105,038)	$(8,446)	$468,430	$869,499

See notes to consolidated financial statements.

GLOBAL INDUSTRIES, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash Flows From Operating Activities
Net income (loss)	$73,731	$(119,191)	$158,644
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and non-stock-based amortization	60,215	56,139	47,238
Stock-based compensation expense	5,832	11,024	16,625
Provision for doubtful accounts	7,448	11,512	(3,537)
Gain on sale or disposal of property and equipment	(8,351)	(1,695)	(4,220)
Derivative (gain) loss	(880)	613	(249)
Loss on asset impairments	1,186	2,551	141
Deferred income taxes	2,755	(11,518)	(17,841)
Excess tax benefits from stock-based compensation	(381)	(4,139)	(4,777)
Changes in operating assets and liabilities
Accounts receivable, unbilled work, and contract costs	27,184	(20,911)	31,440
Prepaid expenses and other	12,582	(19,929)	(9,693)
Accounts payable, employee-related liabilities, and other accrued liabilities	(111,860)	23,599	84,550
Deferred dry-docking costs incurred	(6,517)	(47,223)	(30,651)

Net cash provided by (used in) operating activities	62,944	(119,168)	267,670

Cash Flows From Investing Activities
Proceeds from the sale of assets	26,944	6,490	5,813
Additions to property and equipment	(121,967)	(267,929)	(61,792)
Purchase of marketable securities	—	(49,545)	(466,680)
Sale of marketable securities	400	107,105	366,745
Decrease in (additions to) restricted cash	93,377	(93,395)	(48)

Net cash (used in) investing activities	(1,246)	(297,274)	(155,962)

Cash Flows From Financing Activities
Proceeds from the sale of common stock, net	206	8,605	17,685
Repurchase of common stock	(543)	(27,781)	(76,613)
Additions to deferred charges	(596)	(342)	(7,325)
Repayment of long-term debt	(3,960)	(3,960)	(3,960)
Proceeds from long-term debt	—	—	325,000
Excess tax benefits from stock-based compensation	381	4,139	4,777

Net cash provided by (used in) financing activities	(4,512)	(19,339)	259,564

Cash and Cash Equivalents
Increase (decrease)	57,186	(435,781)	371,272
Beginning of period	287,669	723,450	352,178

End of period	$344,855	$287,669	$723,450

See notes to consolidated financial statements.

GLOBAL INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Summary of Significant Accounting Policies
Organization — Global Industries, Ltd. and subsidiaries (the “Company,” “we,” “us” or “our”) provide construction and subsea services to the offshore oil and gas industry in the North America, Latin America, West Africa, Middle East, and Asia Pacific/India regions. These services include pipeline construction, platform installation and removal, project management, construction support, diving services, diverless intervention, and marine support services. Most of our work is performed on a fixed-price basis, but we also perform services on a unit-rate basis, a cost-plus basis, a day-rate basis, or a combination of such bases. Our traditional contracts are typically of short duration, being completed in one to five months. However, Engineering, Procurement, Installation and Commissioning contracts (EPIC), turnkey contracts, and certain international contracts can be for longer durations, sometimes in excess of one year.
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
Restricted Cash — At December 31, 2009, restricted cash was comprised of cash deposits related to foreign currency exchange arrangements. Restrictions with respect to these deposits will remain in effect until we terminate the associated foreign currency arrangement. At December 31, 2008, restricted cash was comprised of cash collateral for outstanding letters of credit and bank guarantees related to the Revolving Credit Facility as well as cash deposits related to foreign currency exchange arrangements.
Marketable Securities — We have invested in auction rate securities which are debt and preferred stock instruments having longer-dated legal maturities (in most cases, many years), but with interest rates that are generally reset every 7-49 days under a Dutch auction system. Auctions for the auction rate securities held by us have continued to fail in 2009. An auction failure, which is not a default in the underlying debt instrument, occurs when there are more sellers than buyers at a scheduled interest rate auction date. This results in a lack of liquidity for these securities, even though debt service continues to occur. Management determines the appropriate classification of our investments in debt and equity securities at the time of purchase and re-evaluates such determination at each balance sheet date. Depending on the circumstance, our investments in marketable securities are classified as available-for-sale or trading. Investments classified as available-for-sale are carried at an estimated fair value with any unrealized gain or loss recorded in accumulated other comprehensive income. Investments classified as trading are carried at an estimated fair value with any unrealized gain or loss recorded in earnings. For additional information, see Note 2.
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
Allowances for Doubtful Accounts — We maintain allowances for doubtful accounts for estimated losses resulting from the receivable items in dispute with our customers or from the inability of our customers to make required payments. If a trade receivable is deemed to be uncollectible, such receivable is charged-off against the allowance for doubtful accounts. We consider the following factors when determining if collection of revenue is reasonably assured: the nature of any disputed items, customer credit-worthiness and solvency, and changes in customer payment terms.
Assets Held for Sale — Long-lived assets held for sale are carried at the lower of the asset’s carrying value or net realizable value, and depreciation ceases. As of December 31, 2009, we had $16.2 million of assets held for sale. These assets consist of a dive support vessel (DSV), the Tornado; an Offshore Support Vessel (OSV), the Subtec 1; a derrick lay barge (DLB), the Cheyenne; and other miscellaneous equipment.
Property and Equipment, and Depreciation — Property and equipment are stated at cost less accumulated depreciation. Expenditures for property and equipment and items that substantially increase the useful lives of existing assets are capitalized at cost and depreciated. Routine expenditures for repairs and maintenance are expensed as incurred. Except for the majority of our vessels that are depreciated on the units-of-production (UOP) method over estimated vessel operating days, depreciation is provided utilizing the straight-line method over the estimated useful lives of the assets. The UOP method is based on vessel utilization days and more closely correlates depreciation expense to vessel revenue. In addition, the UOP method provides for a minimum depreciation floor in periods with nominal vessel use. Amortization of leasehold improvements is provided utilizing the straight-line method over the estimated useful lives of the assets or over the lives of the leases, whichever is shorter.
The periods used in determining straight-line depreciation and amortization follow:

Marine barges, vessels, and related equipment	5	—	25 years
Machinery and equipment	5	—	18 years
Transportation equipment	3	—	10 years
Furniture and fixtures	2	—	12 years
Buildings and leasehold improvements	3	—	40 years
Interest Capitalization — Interest costs for the construction of certain long-term assets are capitalized and amortized over the related assets’ estimated useful lives. Approximately $14.7 million, $7.3 million and $1.5 million of interest was capitalized in 2009, 2008 and 2007, respectively.

Deferred Charges — Deferred charges consist principally of scheduled dry-docking costs and debt issuance costs. Dry-docking costs are capitalized and amortized using the straight-line method through the date of the next scheduled dry-docking, which typically occurs between thirty and sixty months after the most recently completed scheduled dry-docking. Amortization expense related to deferred dry-docking costs was $21.3 million in 2009, $16.4 million in 2008, and $13.6 million in 2007.
Debt issuance cost incurred in connection with the issuance of long-term debt is capitalized and amortized to interest expense. The debt issuance cost incurred on our Senior Convertible Debentures is being amortized over the earliest call date allowable under the indenture, which is August 1, 2014. The outstanding balance of deferred debt issuance costs was $8.0 million, $9.0 million, and $10.2 million at December 31, 2009, 2008, and 2007, respectively.
Goodwill — Goodwill represents the excess of cost over the fair value of net assets acquired and is tested for impairment on an annual basis, on January 1 or when circumstances indicate that impairment may exist. The carrying amount of goodwill as of December 31, 2009 and 2008 was approximately $37.4 million, and is primarily attributable to our Latin America segment.
Impairment of Long-Lived Assets — Long-lived assets held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We assess the recoverability of long-lived assets by determining whether the carrying values can be recovered through projected cash flows and operating results over their remaining lives. Any impairment of the asset is recognized when it is determined that such future undiscounted cash flows will be less than the carrying value of the asset.
Contracts in Progress and Revenue Recognition — Revenues from construction contracts, which are generally recognized using the percentage-of-completion method, are measured by relating the actual cost of work performed to date to the current estimated total cost of the respective contract (the cost-to-cost option of the percentage of completion method). Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect vessel costs (including depreciation and amortization), labor, supplies, and repairs. Certain costs may be excluded from the cost-to-cost method of measuring progress, such as significant costs for materials and major third-party subcontractors, if it appears that such exclusion would result in a more meaningful measurement of actual contract progress and resulting periodic allocation of income. Provisions for estimated losses, if any, on uncompleted contracts are made in the period in which such losses are determined. Selling, general, and administrative costs are charged to expense as incurred. We also provide services on a day-rate basis to many of our customers. Revenues for day-rate services are recognized as the services are rendered if collectability is reasonably assured.
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
We use derivative instruments for non-trading purposes. When we enter into derivative agreements, we formally document the relationship between the derivative position (hedge instrument) and the foreign currency exposure (hedged item), as well as the risk management strategy for the use of the hedge instrument. On an ongoing basis, we assess whether the derivative instrument continues to be highly effective in offsetting the changes in cash flows of the hedged item. If the derivative instrument is believed to be ineffective, then hedge accounting discontinues.
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
Stock-Based Compensation — We record compensation expense based on grant-date fair value for our stock-based awards. The fair value of restricted stock awards is calculated using the grant-date closing stock price and is expensed over the requisite service period using the straight-line attribution method. The fair value of option awards is calculated using the Black-Scholes option pricing model which uses the following six inputs: expected volatility, risk-free interest rate, expected dividend yield, exercise price, grant-date stock price, and the expected term of the option. The fair value is expensed over the requisite service period using the accelerated attribution method which recognizes expense on a straight-line basis over the requisite service period for each vesting tranche.
Income Taxes — We adopted new guidance on accounting for uncertainty in income taxes on January 1, 2007. This guidance prescribes a recognition threshold and measurement attribute for tax positions taken, or expected to be taken, on a tax return. Upon adoption of this guidance, we recognized a $1.4 million cumulative adjustment for such tax positions as an increase to the opening balance of retained earnings on January 1, 2007. Please refer to Note 15 for additional information regarding the adoption of this guidance.
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
Basic and Diluted Earnings Per Share — Basic earnings per share“ (“EPS”) is computed by dividing earnings (loss) attributed to common shareholders during the period by the weighted average number of shares of common stock outstanding during each period. Diluted EPS is computed by dividing net income (loss) attributed to common shareholders during the period by the weighted average number of shares of common stock that would have been outstanding assuming the issuance of dilutive potential common stock as if outstanding during the reporting period, net of shares assumed to be repurchased using the treasury stock method. The dilutive effect of stock options and performance units is based on the treasury stock method. The dilutive effect of non-vested restricted stock awards is based on the more dilutive of the treasury stock method or the two-class method assuming a reallocation of undistributed earnings to common shareholders after considering the dilutive effect of potential common shares other than the non-vested shares of restricted stock.
Recent Accounting Pronouncements
SFAS 168. In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”) (ASC Topic 105). SFAS 168 establishes the FASB Accounting Standards CodificationTM (the “Codification” or “ASC”) as the single source of authoritative, nongovernmental generally accepted accounting principles (“GAAP”), other than guidance issued by the SEC. ASC does not change GAAP; it introduces a new structure for organizing GAAP and limits the hierarchy to two levels-authoritative and nonauthoritative. Subsequent issuances of new standards will be in the form of Accounting Standards Updates (“ASU”) that will be included in the ASC. ASC is effective for interim or annual financial periods ending after September 15, 2009. We adopted ASC beginning on July 1, 2009 and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification. In order to ease the transition to the Codification, we are providing the Codification cross reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.
SFAS 167. In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities” (ASC Topic 810-10). This updated guidance requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. It also requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This update is codified in ASU No. 2009-17 and is effective for our fiscal year beginning January 1, 2010. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.
SFAS 165. In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (ASC 855). This guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is effective for interim or annual financial periods ending after June 15, 2009. We adopted this guidance beginning April 1, 2009. The adoption of this guidance did not have a material impact on our financial statements. See Note 22 for disclosures required by this guidance.
SFAS 161. In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (ASC 815-10-50). This guidance requires specific disclosures regarding the location and amounts of derivative instruments in our financial statements, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect our financial position, financial performance, and cash flows. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted this guidance beginning January 1, 2009. See Note 7 for disclosures required by this guidance.
ASU No. 2010-06. In January 2010, the FASB issued ASU No. 2010-06 which amends ASC Topic 820 to add new disclosure requirements about recurring and nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This guidance is effective for reporting periods beginning after December 15, 2009, except for the Level 3 reconciliation disclosures which are effective for reporting periods beginning after December 15, 2010. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
ASU No. 2009-05. In August 2009, the FASB issued ASU No. 2009-05 which amends Fair Value Measurements and Disclosures — Overall (ASC Topic 820-10) to provide guidance on the fair value measurement of liabilities. This update requires clarification for circumstances in which a quoted price in an active market for the identical liability is not available. A reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as an asset; or 2) another valuation technique that is consistent with the principles in ASC Topic 820 such as the income and market approach to valuation. The amendment in this update also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. We adopted this guidance beginning October 1, 2009. See Note 3 for disclosures required by this guidance.
2. Marketable Securities
As of December 31, 2009, we held $42.0 million at par value in auction rate securities which are variable rate bonds tied to short-term interest rates with maturities up to 29 years. Auction rate securities have interest rate resets through a Dutch auction at predetermined short intervals. Interest rates generally reset every 7-49 days. The coupon interest rate for these securities ranged from 0.4% to 1.3%, on a tax exempt basis, during 2009.
Our investments in auction rate securities were issued by municipalities and state education agencies. The auction rate securities issued by state education agencies represent pools of student loans for which repayment is substantially guaranteed by the U.S. government under the Federal Family Education Loan Program. All of our investments in auction rate securities have at least a double A rating. As of December 31, 2009, the par value of auction rate securities issued by state education agencies was $30.0 million and the par value of auction rate securities issued by municipalities was $12.0 million.
Auctions for our auction rate securities continued to fail in 2009. An auction failure, which is not a default in the underlying debt instrument, occurs when there are more sellers than buyers at a scheduled interest rate auction date. This results in a lack of liquidity for these securities, even though debt service continued to occur. When auctions fail, the interest rate is adjusted according to the provisions of the related security agreement, which generally results in an interest rate higher than the interest rate the issuer pays in connection with successful auctions. During 2009, we continued to earn and receive scheduled interest on these securities.
Auction Rate Securities under Settlement Agreement — In November 2008, we agreed to the Settlement with UBS related to $30.0 million in par value of our auction rate securities issued by various state education agencies and $0.8 million in par value of our auction rate securities issued by one municipality. The Settlement permits us to sell, or put, these auction rate securities back to UBS at par value at any time during the period from June 30, 2010 through July 2, 2012. We expect to put these auction rate securities back to UBS on June 30, 2010, the earliest date allowable under the Settlement, if not sold prior to that date; therefore, we classified these securities as current as of December 31, 2009. Prior to the acceptance of the Settlement, our investments in these auction rate securities were classified as available-for-sale and carried at fair value with any unrealized gains and losses recorded in other comprehensive income. As we no longer have the intent to hold these auction rate securities covered by the Settlement until anticipated recovery or maturity, we recognized an other-than-temporary impairment charge of approximately $3.1 million in the fourth quarter of 2008. The charge was measured as the difference between the par value and market value of the securities on November 13, 2008. However, as we will be permitted to put the securities back to UBS at par value, we accounted for the Settlement as a separate asset measured at its fair value, resulting in a gain of approximately $3.1 million recorded in the fourth quarter of 2008. Consequently, we will be required to assess the fair value of the Settlement and these auction rate securities and record changes in earnings each period until the Settlement is exercised and the securities are redeemed. As of December 31, 2009, the fair value of auction rate securities covered under the Settlement was $28.5 million, a decline of $2.3 million from par, but an improvement in the $3.1 million impairment recognized at December 31, 2008. We recognized the $0.8 million improvement in the 2009 fair market value in Other income (expense), net on the Consolidated Statement of Operations and an offsetting $0.8 million decline on the fair value of the assessment of the Settlement in Other income (expense), net. Although the Settlement represents the right to sell the securities back to UBS at par, we will be required to periodically assess the economic ability of UBS to meet that obligation in assessing the fair value of the Settlement.
Auction Rate Securities issued by Municipalities — Our total investment in auction rate securities issued by municipalities was $12.0 million and $12.4 million as of December 31, 2009 and 2008, respectively. Of this total investment, $11.2 million and $11.6 million as of December 31, 2009 and 2008, respectively, are not covered under the Settlement, remain classified as available for sale, and are carried at fair value with any unrealized gains and losses recorded in Other Comprehensive Income. We concluded the fair value of the auction rate securities not covered under the Settlement at December 31, 2009 was $11.1 million, a decline of $0.1 million from par value. The decline in fair value has been assessed as temporary and has been recorded as an unrealized loss in Accumulated Other Comprehensive Income (Loss), net of tax of $0.04 million. We concluded the fair value of the auction rate securities not covered under the Settlement at December 31, 2008, was $11.6 million, or par value. We will continue to monitor the market for auction rate securities and consider its impact, if any, on fair value of the remaining investment through disposition. Based on a lack of current market liquidity, we classified these securities as non-current.

3. Fair Value of Financial Instruments
Accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e. exit price) in an orderly transaction between market participants at the measurement date. This guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy for inputs is categorized into three levels based on the reliability of inputs as follows:
Level 1 — Observable inputs such as quoted prices in active markets.

Level 2 — Inputs (other than quoted prices in active markets) that are either directly or indirectly observable.

Level 3 — Unobservable inputs which require management’s best estimate of what market participants would use in pricing the asset or liability.
Our financial instruments include cash and short-term investments, investments in auction rate securities, accounts receivable, accounts payable, debt, and forward foreign currency contracts. Except as described below, the estimated fair value of such financial instruments at December 31, 2009 and 2008 approximates their carrying value as reflected in our consolidated balance sheets.
Our debt consists of our United States Government Ship Financing Title XI bonds and our Senior Convertible Debentures. The fair value of the bonds, based on quoted market prices, as of December 31, 2009 and 2008 was approximately $74.4 million and $88.1 million, respectively. The fair value of the debentures, based on quoted market prices, as of December 31, 2009 and 2008 was $202.3 million and $113.6 million, respectively.
Assets measured at fair value on a recurring basis are categorized in the tables below for the years ended December 31, 2009 and 2008 based upon the lowest level of significant input to the valuations.
Fair Value Measurements at December 31, 2009
(in thousands)

Description	Total	Level 1	Level 2	Level 3
Cash equivalents	$63,797	$63,797	$—	$—
Marketable securities	41,847	—	—	41,847
Derivative contracts	1,827	—	1,827	—

Total	$107,471	$63,797	$1,827	$41,847

Fair Value Measurements at December 31, 2008
(in thousands)

Description	Total	Level 1	Level 2	Level 3
Cash equivalents	$122,107	$122,107	$—	$—
Marketable securities	42,375	—	—	42,375
Derivative contracts	(3,716)	—	(3,716)	—

Total	$160,766	$122,107	$(3,716)	$42,375

Financial instruments classified as Level 3 in the fair value hierarchy represent auction rate securities in which management has used at least one significant unobservable input in the valuation model. This amount also includes the fair value of the Settlement related to a portion of our auction rate securities.
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
The following table presents a reconciliation of activity for such securities:
Changes in Level 3 Financial Instruments

	Year Ended December 31,
	(in thousands)
	2009	2008
Beginning Balance	$42,375	$48,800
Sales	(400)	(13,550)
Total gains or (losses):
Included in other comprehensive income	(128)	—
Transfers in to Level 3	—	12,125
Transfers out of Level 3	—	(5,000)

Balance at end of period	$41,847	$42,375

4. Receivables
Our receivables are presented in the following balance sheet accounts: (1) Accounts receivable, (2) Accounts receivable — long term, (3) Unbilled work on uncompleted contracts, and (4) Contract costs incurred not yet recognized. Accounts receivable are stated at net realizable value, and the allowances for uncollectible accounts were $2.8 million at December 31, 2009 and $12.1 million at December 31, 2008. Accounts receivable at December 31, 2009 and 2008 included $25.0 million and $0.1 million, respectively, of retainage, which represents the short-term portion of amounts not immediately collectible due to contractually specified requirements. Accounts receivable — long term at December 31, 2009 represented amounts related to retainage which were not expected to be collected within the next twelve months.

Our accounts receivable also included claims and unapproved change orders of $28.0 million at December 31, 2009 and $28.6 million at December 31, 2008. These claims and change orders are amounts due for extra work and/or changes in the scope of work on certain projects.
Costs and Estimated Earnings on Uncompleted Contracts

	December 31,
	2009	2008
	(in thousands)
Costs incurred and recognized on uncompleted contracts	$891,530	$738,496
Estimated earnings (loss)	66,179	(19,411)

Costs and estimated earnings on uncompleted contracts	957,709	719,085
Less: Billings to date	(873,636)	(653,373)

	84,073	65,712
Plus: Accrued revenue(1)	8,496	15,770
Less: Advance billings on uncompleted contracts	(175)	(80)

	$92,394	$81,402

Included in accompanying balance sheets under the following captions:
Unbilled work on uncompleted contracts	$92,569	$86,011
Other accrued liabilities	(175)	(4,609)

	$92,394	$81,402

(1)	Accrued revenue represents unbilled amounts receivable related to work performed on projects for which the percentage of completion method is not applicable.
5. Property and Equipment
Property and equipment at December 31, 2009 and 2008 is summarized as follows:

	December 31,
	2009	2008
	(in thousands)
Land	$6,322	$6,322
Facilities and equipment	183,526	179,650
Marine barges, vessels, and related equipment	474,208	535,042
Construction in progress	375,360	208,827

	1,039,416	929,841
Less accumulated depreciation and amortization	(316,597)	(330,763)

Property and equipment — net	$722,819	$599,078

Depreciation expense related to property and equipment was $35.9 million in 2009, $35.3 million in 2008, and $30.6 million in 2007.
6. Deferred Dry-Docking Costs
We utilize the deferral method to capitalize vessel dry-docking costs and to amortize the costs to the next dry-docking. Such capitalized costs include regulatory required steel replacement, direct costs for vessel mobilization and demobilization and rental of dry-docking facilities and services. Crew costs may also be capitalized when employees perform all or a part of the required dry-docking. Any repair and maintenance costs incurred during the dry-docking period are expensed as incurred.

The table below presents dry-docking costs incurred and amortization for all periods presented:

	Year Ended December 31,
	2009	2008	2007
		(in thousands)
Net book value at beginning of period	$61,552	$30,734	$13,672
Additions for the period	6,517	47,223	30,651
Reclassifications to assets held for sale	(4,914)	—	—
Amortization expense for the period	(21,330)	(16,405)	(13,589)

Net book value at end of period	$41,825	$61,552	$30,734

7. Derivative Financial Instruments
We provide services in a number of countries throughout the world and, as a result, are exposed to changes in foreign currency exchange rates. Costs in some countries are incurred, in part, in currencies other than the applicable functional currency. We selectively use forward foreign currency contracts to manage our foreign currency exposure. Our outstanding forward foreign currency contracts at December 31, 2009 are used to hedge cash flows for long-term charter payments on the multi-service vessel denominated in Norwegian kroners and certain purchase commitments related to the construction of the Global 1200 in Singapore that are denominated in Singapore dollars. As of December 31, 2009, the notional amount of outstanding forward foreign currency contracts was 94.6 million denominated in Norwegian kroners (or $16.3 million as of December 31, 2009) and 18.9 million denominated in Singapore dollars (or $13.5 million as of December 31, 2009).
There has been no change in the expectations regarding the Norwegian kroner hedges. These forward foreign currency contracts remain highly effective and are accounted for as cash flow hedges. Under this accounting treatment, changes in the fair value of the forward contracts, to the extent effective, will be recorded in “accumulated other comprehensive income” until the associated hedged items are settled or the hedging relationship ceases to be highly effective. During 2009 and 2008, there was no ineffective portion of the hedging relationship for these forward contracts. The Norwegian kroner forward contracts have maturities extending until June 2011. As of December 31, 2009, there was $0.6 million in unrealized gains, net of taxes, in Accumulated other comprehensive income (loss) of which $0.5 million is expected to be realized in earnings during the twelve months following December 31, 2009. As of December 31, 2009, these contracts are included in Prepaid expenses and other and Other assets on the Consolidated Balance Sheets, valued at $0.7 million and $0.2 million, respectively. For the year ended December 31, 2009, we recorded $0.3 million in realized losses related to these contracts which are included in Other income (expense), net on the Consolidated Statement of Operations. For the year ended December 31, 2008, we recorded $3.5 million in realized gains related to these contracts which are included in Other income (expense), net on the Consolidated Statement of Operations. As of December 31, 2008, there was $2.4 million of unrealized losses, net of tax, in Accumulated other comprehensive income (loss). As of December 31, 2008, these contracts were included in Other accrued liabilities and Other liabilities, long-term on the Consolidated Balance Sheets, valued at $2.0 million and $1.7 million respectively.
During 2007 and 2008, we utilized forward foreign currency contracts on certain euro commitments related to the construction of the Global 1200. During 2008 and 2007, these contracts were not treated as hedges for accounting purposes and we recorded a net derivative gain of $0.5 million and $1.6 million, respectively, related to these derivative instruments. As of December 31, 2008 and 2009, there were no outstanding euro contracts.
During the second quarter of 2009, we entered into two forward contracts to purchase 18.9 million Singapore dollars to hedge certain purchase commitments in the first quarter of 2010 related to the construction of the Global 1200 in Singapore. We have not elected hedge treatment for these contracts. Consequently, changes in the fair value of these instruments are recorded in Other income (expense), net on the Consolidated Statement of Operations. For the twelve months ended December 31, 2009, we recorded $0.9 million in gains related to these two contracts. As of December 31, 2009, the fair value of these contracts was $0.9 million and is included in Prepaid expenses and other on the Consolidated Balance Sheets.
8. Long-Term Debt
The components of long-term debt are as follows:

	December 31,
	2009	2008
	(in thousands)
United States Government Guaranteed Ship Financing Bonds, 2000 Series dated February 15, 2000, payable in semi-annual principal installments of $1.98 million with an interest rate of 7.71%, maturing February 15, 2025, and collateralized by the Hercules vessel and related equipment with a net book value of $88.6 million at December 31, 2009	$61,380	$65,340
Senior Convertible Debentures are due in August 2027, Unsecured indebtedness with an interest rate of 2.75% payable semi-annually, net of unamortized discount of $88.1 million and $96.4 million, respectively	236,946	228,586
Revolving Credit Facility with a syndicate of commercial banks, collateralized by real estate, fleet mortgage on vessels and stock pledge of subsidiaries, interest payable at variable rates	—	—

Total long-term debt	298,326	293,926
Less current maturities	3,960	3,960

Long-term debt, less current maturities	$294,366	$289,966

Annual maturities of long-term debt for each of the five years following December 31, 2009 and in total thereafter follow (in thousands).

2010	$3,960
2011	3,960
2012	3,960
2013	3,960
2014(1)	328,960
Thereafter	41,580

Total maturities	$386,380
Less unamortized discount	88,054

Total	$298,326

(1)	Assumes $325,000 Senior Convertible Debentures are redeemed on August 1, 2014, the earliest permissible date.
United States Government Guaranteed Ship Financing Bonds (Title XI bonds) – The bonds contain certain covenants, including the maintenance of minimum working capital and net worth requirements, which if not met result in additional covenants that restrict our operations and our ability to pay cash dividends. At December 31, 2009, we were in compliance with these covenants. The bonds include a provision for the payment of a make whole premium in the event these bonds are redeemed prior to their maturity.
Our Title XI bonds contain a cross default provision which provides that a default of our Revolving Credit Facility is a default under our Title XI bonds which may result in our bonds becoming due and payable under certain circumstances.
Senior Convertible Debentures – Effective July 27, 2007, we issued $325.0 million of 2.75% Senior Convertible Debentures in a private placement offering pursuant to Rule 144A. The full amount of the debentures was originally accounted for as a liability. The debentures are convertible into cash, and if applicable, into shares of our common stock, or under certain circumstances and at our election, solely into our common stock, based on a conversion rate of 28.1821 shares per $1,000 principal amount of debentures, which represents an initial conversion price of $35.48 per share. We may redeem all or a part of the debentures any time on or after August 1, 2014, for cash at a price equal to 100% of the principal amount of the debentures being redeemed plus accrued and unpaid interest. The holders of the debentures may require us to repurchase all or a part of their debentures for cash on August 1, 2017 and August 1, 2022 at a price equal to 100% of the principal amount of the debentures being redeemed plus accrued or unpaid interest, or upon the occurrence of certain types of fundamental changes. It is our intention to cash settle the debentures when cash settlement is an option.
On January 1, 2009, we implemented new accounting guidance that changes the accounting treatment of our Senior Convertible Debentures. This guidance requires cash settled convertible debt to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component is the estimated fair value of similar bonds without the conversion feature. The difference between the bond cash proceeds and this estimated fair value is recorded as debt discount and is being amortized to interest expense over the 10-year period ending August 1, 2017. This is the earliest date that holders of the Debentures may require us to repurchase all or part of their Debentures for cash.
The adjusted components of our Debentures are as follows:

	December 31,
	2009	2008
	(In thousands)
Principal amount of debt component	$325,000	$325,000
Less: Unamortized debt discount	88,054	96,414

Carrying amount of debt component	$236,946	$228,586

Debt discount on issuance	$107,261	$107,261
Less: Issuance costs	2,249	2,249
Deferred income tax	36,772	36,772

Carrying amount of equity component	$68,240	$68,240

The table below presents Debentures interest expense:

	Year Ended December 31,
	2009	2008
	(In thousands)
Contractual interest coupon, 2.75%	$8,938	$8,938
Amortization of debt discount	8,360	7,767

Total Debentures interest expense	$17,298	$16,705

Effective interest rate	7.5%	7.5%
Our 2.75% Senior Convertible Debentures contain a default provision which permits the trustee or holders of the convertible debentures to accelerate such indebtedness in the event of our failure to pay principal when due or a default that results in the acceleration of any of our indebtedness in excess of $50 million.
We used $75.0 million of proceeds from the issuance of the debentures to repurchase 2.8 million shares of our common stock in July 2007. The net proceeds received from the issuance of the debentures after the repurchase of our common stock were $243.3 million.
Revolving Credit Facility – As a result of operating performance, we did not meet the existing minimum fixed charge coverage ratio covenant in the Third Amended and Restated Credit Agreement (the “Revolving Credit Facility”) as of September 30, 2008. On November 7, 2008, the financial institutions participating in the Revolving Credit Facility waived compliance with the covenant condition. In consideration of this waiver, we and the participating financial institutions amended the Revolving Credit Facility to:
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
The length of the interim cash-collateralization period was dependent on our future financial performance and ended June 30, 2009. For the remaining duration of the Revolving Credit Facility after the cash-collateralization period, the facility was further amended to:
•	allow for a new starting point in measuring financial performance; and

•	permit borrowings and/or the issuance of letters of credit and bank guarantees based on a rate premium over prime rate ranging from 1.50% to 3.00% or London Interbank Offered Rate (“LIBOR”) ranging from 2.00% to 3.50% based upon certain financial ratios.
During the interim cash-collateralization period, no borrowings, letters of credit or bank guarantees unsecured by cash were available to us under the Revolving Credit Facility. All cash collateral was classified in our Consolidated Balance Sheet as Restricted Cash. Borrowing capacity of the facility is $150 million. Due to the sale of one of the vessels mortgaged under the Revolving Credit Facility, the effective borrowing capacity under this facility at December 31, 2009 is $139.9 million. We do have the option of increasing the capacity under this facility to $150.0 million by mortgaging one of our vessels that is not currently in the collateralized vessel pool. As of December 31, 2009, we had no borrowing against the facility and $50.8 million in letters of credit outstanding thereunder.
At December 31, 2009, we were in compliance with the terms of our Revolving Credit Facility. Our current financial projections indicate that we may not meet our leverage ratio covenant beginning in the second quarter of 2010 and continuing through the fourth quarter of 2010. We are currently in discussion with our lenders regarding these potential violations. If we do not meet our leverage ratio, we may be required to cash collateralize our outstanding letters of credit or seek another remedy. If we are required to cash collateralize letters of credit, it would reduce our available cash and may impact our ability to bid on future projects. Further, upon a covenant violation and the declaration of an event of default by our lenders, under the cross default provisions of our Title XI bonds (1) we may be subject to additional reporting requirements, (2) we may be subject to additional covenants restricting our operations, and (3) the Maritime Administration (“MarAd”), guarantor of the bonds, may institute procedures that could ultimately allow the bondholders the right to demand payment of the bonds from MarAd. MarAd can alternatively assume the obligation to pay the bonds when due. As we have no outstanding indebtedness under our Revolving Credit Facility, an event of default related to the covenant failure would not trigger the cross default provision of our Senior Convertible Debentures. It is not possible at this time to predict the outcome of discussions with our lenders or the effect that these potential violations may have on our financial position.
Our Revolving Credit Facility has a customary cross default provision triggered by a default of any of our other indebtedness, the aggregate principal amount of which is in excess of $5 million.
We also have a $16.0 million short-term credit facility at one of our foreign locations. At December 31, 2009, we had $0.6 million in cash overdrafts reflected in accounts payable, $4.7 million of letters of credit outstanding, and $10.7 million of credit availability under this particular credit facility.

9. Commitments and Contingencies
Commitments
We lease real property and equipment in the normal course of business under varying operating lease agreements. These lease agreements, which include both non-cancelable and month-to-month terms, generally provide for fixed monthly rentals, and for certain of the leases, renewal options. Total rent expense for the years ended 2009, 2008, and 2007 was $65.9 million, $61.2 million, and $61.6 million, respectively.
We have a long-term charter of the Titan 2, a 408-foot self-propelled twin-hulled DP derrick ship. The vessel charter payments are approximately $6.5 million annually. The charter term was extended in 2008 and will contractually expire in May 2018. This charter can be canceled by us at anytime, subject to a termination penalty consisting of the transfer to the vessel owner of title to our dynamic positioning (“DP”) system used on the vessel. The DP system was purchased and installed on the Titan 2, at our expense, in the first quarter of 2002 for a total cost of $8.9 million, with a book value at December 31, 2009 of $2.0 million.
During the fourth quarter of 2005, we entered into a long-term charter for the Norman Commander (formerly known as the REM Commander). This charter, which has a five-year fixed term and five one-year renewal options, requires monthly payments denominated in Norwegian kroners at an annual rate of approximately 69.1 million kroners (or $11.9 million at December 31, 2009). As of December 31, 2009, we had entered into forward exchange agreements, which will enable us to fulfill 94.6 million of our remaining non-cancellable Norwegian kroner obligations under this charter at an average rate of 6.27 kroners per U.S. dollar.
During 2008, we entered into a long-term charter for a DP-2 class DSV, the Olympic Challenger, which was delivered in August 2008. The terms of the charter include a five-year fixed term with one two-year renewal option and three one-year renewal options. The vessel charter payments are approximately $16.8 million annually.
The following table sets forth, as of December 31, 2009, our minimum rental commitments under operating leases with an initial non-cancellable term of one year or more (in thousands).

2010	$31,555
2011	25,870
2012	19,406
2013	12,085
2014	2
Thereafter	12

Total	$88,930

Construction and Purchases in Progress – We estimate that the cost to complete capital expenditure projects in progress at December 31, 2009 will be approximately $358.9 million, which primarily represents expenditures for construction of the Global 1200 and the Global 1201. This amount includes aggregate commitments of 69.2 million Singapore dollars (or $49.2 million as of December 31, 2009) and € 7.0 million (or $10.0 million as of December 31, 2009). During the second quarter of 2009, we entered into two forward contracts to purchase 18.9 million Singapore dollars to hedge certain of these purchase commitments.
Guarantees – In the normal course of our business activities, we provide guarantees and performance, bid, and payment bonds pursuant to agreements or obtaining such agreements to perform construction services. At December 31, 2009, the aggregate amount of these guarantees and bonds, which are scheduled to expire between January 2010 and January 2011, was $55.6 million.
Letters of Credit – In the normal course of our business activities, we are required to provide our customers with financial letters of credit to secure performance and payment of obligations, including the payment of workers’ compensation claims. At December 31, 2009, we had approximately $52.3 million of letters of credit outstanding which are due to expire between January 2010 and July 2011.

Contingencies
During the fourth quarter of 2007, we received a payroll tax assessment for the years 2005 through 2007 from the Nigerian Revenue Department in the amount of $23.2 million. The assessment alleges that certain expatriate employees, working on projects in Nigeria, were subject to personal income taxes, which were not paid to the government. We filed a formal objection to the assessment on November 12, 2007. We do not believe these employees are subject to the personal income tax assessed; however, based on past practices of the Nigerian Revenue Department, we believe this matter will ultimately have to be resolved by litigation. We do not expect the ultimate resolution to have a material adverse effect on our future operating results. The Nigerian Revenue Department has taken no action on the matter in 2009.
During 2008, we received an additional assessment from the Nigerian Revenue Department in the amount of $40.4 million for tax withholding related to third party service providers. The assessment alleges that taxes were not withheld from third party service providers for the years 2002 through 2006 and remitted to the Nigerian government. We have filed an objection to the assessment. We do not expect the ultimate resolution to have a material adverse effect on our future operating results. The Nigerian Revenue Department has taken no action on the matter in 2009
During the third quarter of 2009, we received a tax assessment from the Mexican Revenue Department in the amount of $5.9 million related to the 2003 tax year. The assessment alleges that chartered vessels should be treated as equipment leases and subject to tax at a rate of 10%. We have engaged outside counsel to assist us in this matter and have filed an appeal in the Mexican court system. We await disposition of that appeal. We do not expect the ultimate resolution to have a material adverse effect on our future operating results; however, if the Mexican Revenue Department prevails in its assessment, we could be exposed to similar liabilities for each of the tax years beginning with 2004.
We have an unresolved issue related to an Algerian tax assessment that we received on February 21, 2007. The remaining amount in dispute is approximately $10.4 million of alleged value added tax for the years 2004 and 2005. We are contractually indemnified by our client for the full amount of the assessment that remains in dispute. We continue to engage outside tax counsel to assist us in resolving the tax assessment. The Algerian taxing authorities have taken no action on this matter in 2009.
Investigations and Litigation
In June 2007, we commenced an internal investigation of our West Africa operations, focusing on the legality, under the U.S. Foreign Corrupt Practices Act (“FCPA”) and local laws, of one of our subsidiary’s reimbursement of certain expenses incurred by a customs agent in connection with shipments of materials and the temporary importation of vessels into West African waters.
On January 6, 2010, we met with representatives of the Securities and Exchange Commission (“SEC”) and the Department of Justice (“DOJ”). At that meeting and in a confirmatory letter, the staff of the SEC informed us that it had completed its investigation and did not intend to recommend any enforcement action by the Commission or impose any fines or penalties against the Company.
Also in the January 6, 2010 meeting, the staff of the DOJ explained that it had also concluded its investigation and would not be taking any further action or impose any fines or penalties against the Company.
While our and the government’s investigations have concluded, we continue to remain committed to and focused on conducting our operations in compliance with the FCPA.
As of the date of this Annual Report, we have no active projects in West Africa and have curtailed our operations in the region. We continue, however, to seek prospects in the area and could return in the future.

Our services are provided in hazardous environments where accidents involving catastrophic damage or loss of life could result, and litigation arising from such an event may result in us being named a defendant in lawsuits asserting large claims. Although there can be no assurance that the amount of we insurance carry is sufficient to protect us fully in all events, we believe that our insurance protection is adequate for our business operations. However, a successful liability claim for which we are underinsured or uninsured could have a material adverse effect on the Company.
We are involved in various legal proceedings and potential claims that arise in the ordinary course of business, primarily involving claims for personal injury under the General Maritime Laws of the United States and Jones Act as a result of alleged negligence. We believe that the outcome of all such proceedings, even if determined adversely, would not have a material adverse effect on our business or financial statements.
10. Shareholders’ Equity
Accumulated Other Comprehensive Income – A roll-forward of the amounts included in accumulated other comprehensive income (loss), net of taxes, is shown below (in thousands).

	Cumulative
	Foreign	Forward		Accumulated
	Currency	Foreign	Auction	Other
	Translation	Currency	Rate	Comprehensive
	Adjustment	Contracts	Securities	Income (Loss)
Balance at January 1, 2008	$(8,978)	$5,075	$—	$(3,903)
Change in value	—	(4,742)	(3,085)	(7,827)
Reclassification to earnings	—	(2,748)	3,085	337

Balance at December 31, 2008	$(8,978)	$(2,415)	$—	$(11,393)
Change in value	—	2,736	(83)	2,653
Reclassification to earnings	—	294	—	294

Balance at December 31, 2009	$(8,978)	$615	$(83)	$(8,446)

The amount of cumulative foreign currency translation adjustment included in accumulated other comprehensive income (loss) relates to prior translations of subsidiaries whose functional currency was not the U.S. dollar. The amount of gain (loss) on forward foreign currency contracts included in accumulated other comprehensive income (loss) hedges our exposure to changes in Norwegian kroners for commitments of long-term vessel charters. The amount of loss on auction rate securities relates to a temporary decline in the fair value of certain investments that lack current market liquidity. See also Note 2 of the Notes to Consolidated Financial Statements for further discussion on auction rate securities.

Comprehensive Income — Our comprehensive income includes changes in the fair value of our outstanding forward foreign currency contracts which qualify for hedge accounting treatment and losses on auction rate securities. The reconciliation between net income and comprehensive income is as follows:

	Year Ended December 31,
	2009	2008	2007
		(in thousands)
Net income (loss)	$73,731	$(119,191)	$158,644
Comprehensive income (loss):
Unrealized gain (loss) on foreign currency hedges before taxes	4,662	(11,523)	6,432
Unrealized loss on auction rate securities	(128)	—	—
Provision for income taxes	(1,587)	4,033	(2,251)

Comprehensive income (loss)	$76,678	$(126,681)	$162,825

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
11. Stock-Based Compensation
Stock-Based Compensation Expense
Compensation expense for our stock-based compensation plans was $5.8 million, $11.0 million, and $16.6 million for 2009, 2008, and 2007, respectively. Included in stock-based compensation expense for 2008 was total incremental compensation cost of $0.2 million related to the acceleration of certain options, restricted shares, and performance awards attributable to the resignation of our former Chairman of the Board and Chief Executive Officer, B.K. Chin. Included in stock-based compensation expense for 2007 was a charge of $2.2 million related to the acceleration of certain options, restricted shares, and performance shares/units partly attributable to the retirement of the founder and former Chairman of the Board of our Company, Mr. William Doré. No significant compensation cost was capitalized as a part of inventory or fixed assets in 2009, 2008 or 2007. The total income tax benefit recognized in our consolidated statements of operations for share-based compensation arrangements was $1.5 million, $6.5 million, and $7.1 million for 2009, 2008, 2007, respectively.
Stock Benefit Plans
2005 Stock Incentive Plan — The Global Industries, Ltd. 2005 Stock Incentive Plan permits grants of non-qualified stock options, incentive stock options, restricted stock, performance awards, phantom shares, stock appreciation rights, substitute awards, and other stock-based awards (collectively, “Awards”) to our directors, employees, and consultants, provided that incentive stock options may be granted solely to employees. In May 2009, our shareholders approved an amendment to the plan to increase the authorized shares issuable for awards under the plan by 5,000,000 increasing the maximum to 10,500,000, provided that no more than 60% of such shares may be delivered in payment of restricted stock or phantom share awards. As of December 31, 2009, 5,367,341 shares were available for grant. Options granted under the plan in 2009, 2008, and 2007 vest 33-1/3% per year for three years and have a ten year term. Option awards are generally granted with an exercise price equal to the market price of our stock at the effective date of grant. Restricted shares granted under the plan generally have forfeiture restrictions that lapse either (a) 100% after three years or (b) 33-1/3% per year for three years. Performance-based units that have been granted under the plan, whose vesting is contingent upon meeting various company-wide performance goals, have forfeiture restrictions which lapse, if at all, at the end of either a two-year or three-year performance period.
Non-Employee Director Compensation Plan — Effective May 20, 2009, the Compensation Committee of the Board of Directors revised the Non-Employee Director Compensation Policy. Under the terms of the revised policy, each non-employee director receives an annual equity grant paid in four quarterly installments valued at $25,000 based on the closing price of our common stock on each grant date. The initial grant date is the first day of trading 90 days after the election of the director. The subsequent quarterly grant dates are the first day of trading occurring 90 days after the prior grant date. A total of 54,136 common shares were awarded to directors in 2009 under the revised policy. A total of 94,411 and 91,535 restricted shares were awarded to directors in 2008 and 2007, respectively, under the previous policy that provided an annual grant of 10,000 shares of restricted stock to each of the non-employee directors. All stock awards were granted under the 2005 Stock Incentive Plan.
During 2009, 2008, and 2007, we withheld 13,543, 6,666, and 7,300 shares, respectively, of common stock from directors pursuant to our Non-Employee Director Compensation policy at an aggregate cost of $0.1 million, $0.1 million, and $0.2 million, respectively. These transactions involved shares which were surrendered in exchange for the payment of income taxes.
1998 Equity Incentive Plan — The plan permits the granting of both stock options and restricted stock awards to officers and employees. The maximum number of shares of common stock that may be granted as options or restricted stock to any one individual during any calendar year is 10% of the number of shares authorized under the plan, and re-pricing of outstanding options is prohibited without the approval of our shareholders. In accordance with its terms, the plan expired in 2008. No options, restricted shares, or performance-based restricted stock awards were granted under this plan in 2009, 2008, or 2007. As of December 31, 2009, options awarded under the plan to purchase 493,685 shares were outstanding. Option awards were generally granted with an exercise price equal to the market price of our stock at the effective date of grant. The awards vested over periods ranging from three to five years and had ten-year terms. Forfeiture restrictions on restricted shares granted under the plan generally lapsed on the third anniversary date of the grant. Performance-based restricted stock granted under the plan, whose vesting was contingent upon meeting various company-wide performance goals, had forfeiture restrictions which lapsed at the end of a three-year performance period.

Stock Option Activities
The following table summarizes stock option activity for each of the years ended December 31, 2009, 2008, and 2007.

		Weighted	Remaining	Aggregate
		Average	Average	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Life(in years)	(in thousands)
Outstanding at January 1, 2007	4,208,757	$11.06	5.0	$11,072

Granted	471,775	14.03
Forfeited or expired	(220,918)	13.75
Exercised	(1,544,559)	11.42

Outstanding at December 31, 2007	2,915,055	$11.15	5.4	$30,046

Granted	258,400	20.39
Forfeited or expired	(127,249)	12.29
Exercised	(1,146,428)	10.33

Outstanding at December 31, 2008	1,899,778	$12.83	6.0	$—

Granted	12,000	3.19
Forfeited or expired	(149,192)	13.96
Exercised	(37,133)	5.44

Outstanding at December 31, 2009	1,725,453	$12.83	4.96	$—

Fully vested and expected to vest at December 31, 2009	1,676,366	$12.72	4.87	$—

Exercisable at December 31, 2009	1,529,104	$12.35	4.59	$—

Included in options exercised in 2008 are 178,800 options which were simultaneously purchased and cancelled by us under a prior plan.
The weighted average grant-date fair value of options granted during 2009, 2008, and 2007 was $1.87, $10.46, and $7.89 per share, respectively. We estimated the fair value of options using the Black-Scholes option valuation model using the following assumptions.

	Year ended
	December 31,
	2009	2008	2007
Expected life in years	6 years	6 years	6 years
Risk-free interest rate	1.86%	2.80-3.44%	3.83-5.09%
Volatility	63.16%	50.79-51.99%	50.95-54.45%
Expected dividends	-0-	-0-	-0-
Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by us.
The total intrinsic value (fair value of the underlying stock less exercise price) of options exercised was $0.1 million, $7.8 million, and $15.4 million during 2009, 2008, and 2007, respectively.
Cash received for options exercised during 2009, 2008, and 2007 was $0.2 million, $8.6 million, and $17.7 million, respectively.

The following table summarizes non-vested options activity for each of the three years ended December 31, 2009, 2008, and 2007.

		Weighted
		Average
		Grant-Date
Non-vested options	Options	Fair Value
Outstanding at January 1, 2007	1,269,800	$11.78
Vested	(625,963)	11.08
Forfeited	(155,686)	12.44
Granted	471,775	14.03

Outstanding at December 31, 2007	959,926	$13.23
Vested	(606,888)	13.98
Forfeited	(70,938)	14.34
Granted	258,400	20.39

Outstanding at December 31, 2008	540,500	$15.67
Vested	(336,576)	14.56
Forfeited	(19,575)	18.21
Granted	12,000	3.19

Outstanding at December 31, 2009	196,349	$16.55

As of December 31, 2009, there was $0.3 million of total unrecognized compensation cost related to non-vested options. This cost is expected to be recognized over a weighted-average period of 1.1 years.
Stock Award Activities
Restricted stock — The following table summarizes the activity for non-vested restricted stock for the year ended December 31, 2009.

		Weighted	Remaining
		Average	Average	Aggregate
		Grant-Date	Contractual Life	Value
	Shares	Fair Value	(in years)	(in thousands)
Outstanding at January 1, 2009	1,174,850	$11.25	1.87	$13,222

Granted	447,650	3.53
Forfeited	(162,101)	8.80
Vested and released to participants	(654,540)	7.99

Outstanding at December 31, 2009	805,859	$10.22	1.31	$8,238

The weighted average grant-date fair value of restricted shares granted during 2008 and 2007 was $10.15 and $14.45 per share, respectively. The total fair value of awards that vested in 2009, 2008, and 2007 was $5.2 million, $5.6 million, and $7.2 million, respectively. As of December 31, 2009, there was $2.8 million of total unrecognized compensation cost related to non-vested restricted shares that is expected to be recognized over a weighted-average period of 1.3 years.
Performance Shares — There was no activity related to performance shares for the year ended December 31, 2009. No performance shares were granted in 2009, 2008, or 2007 and no performance shares were outstanding as of December 31, 2009 or 2008.

Performance-based Units — The following table summarizes the activity for non-vested performance-based units for the year ended December 31, 2009.

		Weighted
		Average	Aggregate
		Grant-Date	Value
	Units	Fair Value	(in thousands)
Outstanding at January 1, 2009	519,172	$14.49	$7,520

Granted	951,000	2.74
Forfeited or expired	(131,204)	13.75
Vested and released to participants	(39,162)	12.51

Outstanding at December 31, 2009	1,299,806	$6.03	$7,832

The weighted average grant-date fair value of performance-based units granted during 2008 and 2007 was $14.05 and $14.62 per share, respectively.
The non-vested and outstanding units displayed in the above table assume that units are issued at the maximum performance level (100%). The aggregate value reflects the impact of current expectations of achievement through the end of the cycle and stock price. As of December 31, 2009, there was a total of $0.5 million of unrecognized compensation cost related to non-vested performance unit awards that is expected to be recognized over a weighted-average period of 1.0 years.
12. Employee Benefits
We sponsor a 401(k) Plan (“Plan”) for our employees. In 2009 and 2008, an employee was eligible to participate in the Plan immediately upon employment and we matched employees’ contributions to the Plan dollar for dollar up to 6% of their base compensation. In 2007, although an employee was eligible to participate in the Plan immediately upon employment, we did not match the employee’s contribution until he or she had been employed for ninety days. The matching contribution was equal to the greater of (a) 100% of the first $1,000 of employees’ contribution or (b) 50% of the employees’ contribution up to 6% of base compensation. The matching contributions for years ended December 31, 2009, 2008 and 2007 were $3.6 million, $3.7 million and $1.2 million, respectively. These contributions did not exceed the statutory limit. In 2007, the vesting for the matching contribution was 100% after four years of participation. In 2008, vesting increased to 25% each year for four years. Effective September 1, 2009, the Plan was amended again to eliminate all vesting requirements for matching and discretionary contributions.
We have a management incentive compensation plan which rewards managerial employees when our financial results meet or exceed thresholds set by our Board of Directors. Incentive compensation expense under this plan was $-0-, $-0-, and $3.2 million in 2009, 2008, and 2007, respectively. In 2009, in an effort to conserve cash, the participants in the management incentive compensation plan voluntarily waived their rights to receive cash awards. No payout was made under the plan in 2008 as we did not meet the minimum threshold requirements under the terms of the plan.
13.Asset Disposal and Impairments and Assets Held for Sale
Due to escalating costs for dry-docking services, escalating repair and maintenance costs for aging vessels, increasing difficulty in obtaining certain replacement parts, and declining marketability of certain vessels, we decided to forego dry-docking and/or refurbishment of certain vessels and to sell or permanently retire these vessels from service. As a result, we recognized net gains on the disposition of certain vessels and non-cash impairment charges on the retirement of other vessels. Each asset was valued at the lower of carrying value or net realizable value.
Net Gains and (Losses) on Asset Disposal — The table below sets forth the segments, assets, and amounts associated with the net gains/(losses) on asset disposal which were incurred in 2009, 2008 and 2007.

		Year Ended December 31,
Segment	Description of Asset	2009	2008	2007
			(in thousands)
North America OCD	One pipelay barge in 2009 and Other in 2007-2009	$447	$(224)	$(59)
North America Subsea	One DSV in 2009, dive support systems in 2007 and Other in 2007-2009	4,346	(196)	(335)
Latin America	One DSV in 2007 and Other in 2007-2009	(14)	(176)	975
West Africa	Two cargo barges and one DSV in 2009 and Other in 2007 & 2009	641	—	(16)
Asia Pacific/India	One DLB in 2009, One DSV in 2007 and Other in 2007-2009	3,337	10	1,077
Middle East	One DSV (each in 2008 and 2007) and Other in 2007-2009	83	2,280	2,300
Corporate	Other	(489)	1	278

		$8,351	$1,695	$4,220

Losses on Asset Impairments — The table below sets forth the segments, assets, and amounts associated with the impairment charges which were incurred in 2009, 2008 and 2007.

		Year Ended December 31,
Segment	Description of Asset	2009	2008	2007
			(in thousands)
North America Subsea	One DSV (each in 2009 and 2008) & Three Dive Systems in 2009	$766	$995	$—
Latin America	One DSV	190	—	—
West Africa	Other in 2009 & One DSV in 2008	230	1,556	—
Corporate	Other	—	—	141

		$1,186	$2,551	$141

In accordance with current accounting guidance, long-lived assets held for sale are carried at the lower of the asset’s carrying value or net realizable value and depreciation ceases.
Assets Held for Sale — The table below sets forth the segments, assets, and amounts associated with the assets held for sale as of December 31, 2009 and 2008.

		Year Ended December 31,
Segment	Description of Asset	2009	2008
		(in thousands)
North America Subsea	One DSV and Dive System	$—	$749
West Africa	One DLB, One DSV and Other for 2009 and One DSV for 2008	6,832	1,000
Middle East	One DLB	—	432
Asia Pacific/India	One OSV and Other	9,320	—

		$16,152	$2,181

14. Other Income (Expense), net
Components of other income (expense), net are as follows:

	Year Ended December 31,
	2009	2008	2007
		(in thousands)
Foreign exchange rate gain (loss)	$2,711	$(2,498)	$(1,474)
Derivative contract gain	881	613	1,606
Reversal of allowance for doubtful accounts	—	—	787
Settlement (1)	—	—	1,395
Insurance settlements (2)	2,728	—	—
Penalties on past due taxes	(476)	(134)	(61)
Other	1,458	1,378	1,573

Total	$7,302	$(641)	$3,826

(1)	Gain from settlement of a claim for interrupted operations as a result of a 2006 oil spill by a refinery adjacent to our property in Louisiana.

(2)	Proceeds from settlement on claim for prior year damages to the Cherokee and from settlement of prior year costs incurred on a project claim.
15. Income Taxes
Our provision for income tax expense on income before taxes was as follows:

	Year Ended December 31,
	2009	2008	2007
		(in thousands)
U.S. federal and state:
Current	$—	$(10,015)	$21,482
Deferred	2,700	(5,540)	(11,963)
Foreign:
Current	18,469	23,882	47,684
Deferred	(1,592)	(1,552)	(3,969)

Total	$19,577	$6,775	$53,234

State income taxes included above are not significant for any of the periods presented.
Income (loss) before income taxes consisted of the following:

	Year Ended December 31,
	2009	2008	2007
		(in thousands)
United States	$4,663	$(45,932)	$36,992
Foreign	88,645	(66,484)	174,886

Total	$93,308	$(112,416)	$211,878

The provision (benefit) for income taxes on income from operations before taxes varies from the U.S. federal statutory income tax rate due to the following:

	Year Ended December 31,
	2009	2008	2007
		(in thousands)
Taxes at U.S. federal statutory rate of 35%	$32,657	$(39,345)	$74,158
Permanent book to tax differences:
Exchange and inflationary gains on foreign tax filings	79	(919)	137
Disallowed deductions	1,175	271	598
Interest income on affiliate balances	670	1,194	2,157
Other permanent differences	301	543	—
Foreign income taxes at different rates	(10,186)	44,506	(21,272)
Foreign net operating loss carryforward valuation allowance	54	1,229	11
Valuation allowance reversal	(5,107)	(105)	(336)
Section 199 tax-exempt income and various items	(66)	(599)	(2,219)

Total	$19,577	$6,775	$53,234

Our effective tax rates were 21%, (6)%, and 25% for the years 2009, 2008, and 2007, respectively.
At December 31, 2009, there are excess foreign tax credits (“FTC”) of $16.5 million that can be carried forward. Of this amount, $16.2 million will expire from 2016 to 2018 and $0.3 million can be carried forward indefinitely. We expect to fully utilize the FTC prior to expiration.
At December 31, 2009, we had available Net Operating Loss (“NOL”) carryforwards of approximately $39.5 million, which, if not used, will expire between 2010 and 2019. $5.9 million of the NOL carryforwards will expire in 2010, if not utilized. One foreign jurisdiction has an indefinite NOL carryforward period. A valuation allowance has been set up for a portion of foreign NOL carryforwards, as currently we do not believe that they will be utilized prior to their expiration. The deferred tax benefit of the NOL carryforwards as December 31, 2009 was $5.9 million.
During the years ended December 31, 2009, 2008, and 2007, we recognized tax benefits on operating loss carryforwards of $4.8 million, $1.0 million, and $0.4 million, respectively.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The tax effects of significant items comprising our net deferred tax balance as of December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2008
	(in thousands)
Deferred Tax Liabilities:
Excess book over tax basis of property and equipment	$50,517	$42,268
Deferred charges	8,081	10,585
Accounts receivable	1,229	512
Discount on convertible notes	33,138	35,079
Deferred Tax Assets, Current:
Net operating loss carryforward	(6,770)	(10,648)
Valuation allowance	852	8,805
Accrued liabilities	(2,832)	(8,734)
Allowance for doubtful accounts	(315)	(316)
Deferred Tax Assets, Non-Current:
Stock-based compensation (not currently deductible)	(4,623)	(6,053)
Foreign Tax Credit	(16,537)	(16,175)

Net deferred tax liability	$62,740	$55,323

We have not provided deferred taxes on foreign earnings because such earnings are intended to be reinvested indefinitely outside of the United States. Remittance of foreign earnings are planned based on projected cash flow needs as well as working capital and long-term investment requirements of our foreign subsidiaries and our domestic operations. In 2010, we expect to be in an overall cumulative indefinitely reinvested, undistributed foreign earnings positive position. The undistributed earnings totaled $110.1 million at December 31, 2009. We have not provided deferred taxes for 2009 for earnings that are permanently reinvested. The foreign tax rate exceeds the U.S. tax rate of 35%. No withholding tax would be applicable on any distribution, if made.
Accounting for Uncertainty in Income Taxes — We adopted new guidance on accounting for uncertainty in income taxes on January 1, 2007. This guidance prescribes a recognition threshold and measurement attribute for the tax positions taken, or expected to be taken, on a tax return. As a result of the implementation of this guidance, we recognized an approximate $1.4 million decrease for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007, balance in retained earnings. A reconciliation of the unrecognized tax benefits for the years ended December 31, 2009 and 2008 is provided below (in thousands):

Balance at January 1, 2008	$5,909
Additions based on positions for current year	—
Additions for tax positions for prior year	—
Foreign Exchange	(740)
Settlements	(1,170)

Balance at December 31, 2008	$3,999
Additions based on positions for current year	—
Additions for tax positions for prior year	—
Foreign Exchange	131
Settlements	—

Balance at December 31, 2009	$4,130

We recognize interest and penalties related to unrecognized tax benefits as part of non-operating expenses. During the years ended December 31, 2009, 2008, and 2007, we recognized approximately $2.4 million, $2.3 million, and $3.0 million, respectively, in interest recorded in Interest expense on the Consolidated Statements of Operations. During the years ended December 31, 2009, 2008, and 2007, we recognized approximately $0.04 million, $0.04 million, and $0.3 million, respectively, in penalties recorded in Other income (expense), net on the Consolidated Statements of Operations. We had approximately $8.4 million and $7.4 million accrued interest and penalties in non-current other liabilities at December 31, 2009 and 2008, respectively.
There are unrecognized tax benefits of $12.5 million, all of which would impact our effective tax rate, if recognized.
The tax years 2001 through 2009 (see table below) remain open to examination by the major taxing authorities to which we are subject. Indonesia and Oman have commenced examination of our affiliates’ income tax returns. No material adjustments are expected by the above foreign jurisdictions. The following table summarizes the open tax years by major jurisdictions:
•	United States	2001 to 2009

•	Brazil	2007 to 2009

•	Mexico	2004 to 2009

•	Nigeria	2006 to 2009
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
We adopted new accounting guidance on January 1, 2009 which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to participate in computing earnings per share under the two-class method. Our non-vested restricted stock awards contain nonforfeitable rights to dividends and consequently are included in the computation of basic earnings per share under the two-class method.

The following table presents information necessary to calculate earnings (loss) per share of common stock for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
	(in thousands, except per share data)
Basic EPS:
Net income (loss)	$73,731	$(119,191)	$158,644

Less earnings attributed to shareholders of non-vested restricted stock	(774)	—	(3,148)

Earnings (loss) attributed to common shareholders	$72,957	$(119,191)	$155,496

Weighted-average number of common shares outstanding – basic	112,631	113,647	113,833

Basic earnings (loss) per common share	$0.65	$(1.05)	$1.37

Diluted EPS:

Earnings (loss) attributable to common shareholders-basic	$72,957	$(119,191)	$155,496
Adjustment to earnings (loss) attributable to common shareholders for redistribution to shareholders of non-vested restricted stock	3	—	44

Adjusted earnings (loss) attributable to common shareholders-diluted	$72,960	$(119,191)	$155,540

Weighted average number of common shares outstanding — basic	112,631	113,647	113,833

Dilutive effect of potential common shares:

Stock options	26	—	1,325

Performance units	468	—	357

Weighted-average number of common shares outstanding – diluted	113,125	113,647	115,515

Diluted net income (loss) per common share	$0.64	$(1.05)	$1.35

During the years ended 2009, 2008, and 2007, 1.8 million, 2.4 million, and 0.4 million shares, respectively, were excluded from the computation of diluted earnings per share because the effect of their inclusion was anti-dilutive. Excluded shares for 2009 and 2007 represent options for which the strike price was in excess of the average market price of our common stock for the period reported. All potentially diluted shares of common stock were excluded in 2008 as the net loss results in such shares being anti-dilutive.
The net settlement premium obligation on the Senior Convertible Debentures, issued in July 2007, was not included in the dilutive earnings per share calculation for the years ended December 31, 2009, 2008 and 2007 because the conversion price of the debentures was in excess of our common stock price.

17. Industry, Segment and Geographic Information
Our reportable segments reflect the segments used by our chief operating decision makers to evaluate our results of operations. Our chief operating decision makers are our Chief Executive Officer, President, Chief Financial Officer and our Board of Directors. Our chief operating decision makers considered many factors when developing the segments we use for financial reporting, including the types of services we perform, the types of assets used to perform those services, the organization of our operational management, the physical locations of our projects and assets, and the degree of integration and underlying economic characteristics of the various services which we perform.
During the first quarter of 2009, we discontinued allocation of corporate stewardship costs to our reportable segments. This change has been reflected as a retrospective change to the financial information for the years ended December 31, 2008 and 2007 presented below. This change did not affect our consolidated balance sheets, consolidated statements of operations, consolidated statements of shareholders’ equity or consolidated statements of cash flows.
The following tables present information about the profit or loss and assets of each of our reportable segments for the years ended December 31, 2009, 2008, and 2007. Segment assets do not include intersegment receivable balances as we feel that such inclusion would be misleading or not meaningful. The presentation of segment assets is determined by where our assets are assigned at period end. Because many of our assets are mobile and can be used in multiple phases of our integrated range of services, some of our assets are used by more than one segment during a given period. However, we have not allocated the value of such assets between segments because we believe that it is not practical to do so.

	Year Ended December 31,
	2009	2008	2007
		(in thousands)
Total segment revenues
North America OCD	$124,749	$81,137	$106,478
North America Subsea	158,929	146,105	150,407
Latin America	229,273	266,974	226,999
West Africa	104,300	152,877	184,651
Middle East	88,372	237,523	186,317
Asia Pacific/India	244,441	223,450	181,187

Subtotal	$950,064	$1,108,066	$1,036,039

Intersegment eliminations
North America OCD	$(978)	$—	$(7,726)
North America Subsea	(31,468)	(30,713)	(17,867)
Latin America	—	(2,724)	(322)
West Africa	—	—	—
Middle East	(3,270)	(3,641)	(17,466)
Asia Pacific/India	—	—	(145)

Subtotal	$(35,716)	$(37,078)	$(43,526)

Consolidated revenues	$914,348	$1,070,988	$992,513

Interest expense
North America OCD	$—	$—	$—
North America Subsea	—	—	—
Latin America	3,305	2,411	2,194
West Africa	(50)	(2,292)	811
Middle East	11	84	4
Asia Pacific/India	171	128	3
Corporate	9,624	16,108	12,451

Consolidated interest expense	$13,061	$16,439	$15,463

Depreciation and amortization expense
North America OCD	$16,518	$4,256	$6,536
North America Subsea	13,191	8,517	6,046
Latin America	11,400	11,558	6,174
West Africa	3,217	12,087	14,285
Middle East	4,211	7,377	5,814
Asia Pacific/India	6,794	8,276	7,380
Corporate	10,716	12,277	15,604

Consolidated depreciation and amortization	$66,047	$64,348	$61,839

	Year Ended December 31,
	2009	2008	2007
		(in thousands)
Income (loss) before taxes
North America OCD	$(1,336)	$(14,963)	$16,398
North America Subsea	34,879	11,262	63,793
Latin America	8,216	(9,215)	106,308
West Africa	27,468	(33,470)	(5,065)
Middle East	8,901	(75,668)	35,794
Asia Pacific/India	41,319	46,687	16,454
Corporate	(26,139)	(37,049)	(21,804)

Consolidated income (loss) before taxes	$93,308	$(112,416)	$211,878

Segment assets at period end
North America OCD	$140,806	$39,184	$110,175
North America Subsea	180,230	191,596	68,269
Latin America	223,699	254,007	261,183
West Africa	98,897	214,707	315,648
Middle East	193,787	117,726	149,844
Asia Pacific/India	64,066	173,613	122,274
Other	622,708	498,520	561,212

Consolidated segment assets at period end	$1,524,193	$1,489,353	$1,588,605

Expenditures for long-lived assets
North America OCD	$3,209	$299	$1,761
North America Subsea (1)	6,514	114,367	514
Latin America	1,713	9,714	5,910
West Africa	2,190	8,425	1,873
Middle East	—	3,682	11,960
Asia Pacific/India	3,256	9,270	833
Other (2)	105,085	122,172	38,941

Consolidated expenditures for long-lived assets	$121,967	$267,929	$61,792

(1)	2008 includes purchase of a DP-2 class vessel, the Global Orion.

(2)	includes expenditures on construction of two new derrick/pipelay vessels, the Global 1200 and Global 1201.

The following table presents our revenues from external customers attributed to operations in the United States and foreign areas and long-lived assets in the United States and foreign areas.

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Revenues from external customers
United States	$251,233	$196,530	$231,292
Brazil	119,306	155,819	—
Mexico	109,967	108,276	226,677
Nigeria	103,532	104,602	83,512
Indonesia	98,267	562	6,779
Other	232,043	505,199	444,253

	$914,348	$1,070,988	$992,513

Long lived assets at period end
United States	$297,046	$380,926	$138,367
Singapore	349,498	172,456	49,293
Other foreign areas	76,275	45,696	162,814

	$722,819	$599,078	$350,474

These assets include marine vessels and related equipment that are mobile and frequently move between countries.
18. Major Customers
The following table sets forth revenues from certain customers from whom we earned 10% or more of our total revenues in a given year.

	Year Ended December 31,
	2009		2008		2007
	(in thousands)
	Amount	%	Amount	%	Amount	%
Customer A	$138,811	15%	$157,443	15%	$137,931	14%
Customer B	116,887	13%	153,279	14%	2,035	—
Customer C	109,533	12%	103,907	10%	223,803	23%
Customer D	105,765	12%	15,574	1%	—	—
Customer E	94,512	10%	—	—	—	—
Customer F	71,670	8%	151,774	14%	41,117	4%
Customer G	—	—	103,961	10%	39,408	4%
Sales to Customer A were reported by our North America OCD, North America Subsea, West Africa, and Asia Pacific/India segments. Sales to Customer B and C were reported by our Latin America segment. Sales to Customer D were reported by our West Africa segment. Sales to Customer E and G were reported by our Asia Pacific/India segment. Sales to Customer F were reported in our Middle East segment.

19. Supplemental Disclosures of Cash Flow Information
Supplemental cash flow information for 2009, 2008, and 2007 are as follows.

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Cash paid for:
Interest, net of amount capitalized	$7,998	$11,743	$5,634
Income taxes	12,270	31,068	66,540
Other Non-Cash Transactions:
Property and equipment additions included in accounts payable for the years ended December 31, 2009, 2008, and 2007 were $84.6 million, $25.2 million, and $8.8 million, respectively.
20. Related Party Transactions
Mr. William J. Doré, a member of our Board of Directors, is also a beneficial owner of more than 5% of our outstanding common stock. We are parties to a retirement and consulting agreement, as amended, with Mr. Doré. Pursuant to the terms of the agreement, we recorded expenses of $575,000, $575,000, and $428,000, for services provided and office space leased during 2009, 2008, and 2007, respectively. In 2007, we purchased $26,556 of equipment from Mr. Doré and sold him equipment valued at the same price.
21. Interim Financial Information (Unaudited)
The following is a summary of consolidated interim financial information for 2009 and 2008:

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
	(in thousands, except per share amounts)
2009
Revenues	$269,465	$294,827	$203,718	$146,338	$914,348
Gross profit (loss)	45,367	65,171	39,863	8,646	159,047
Net income (loss)	19,031	45,933	14,018	(5,251)	73,731

Net income (loss) per share
Basic	$0.17	$0.40	$0.12	$(0.05)	$0.65
Diluted	$0.17	$0.40	$0.12	$(0.05)	$0.64

2008
Revenues	$301,465	$300,543	$218,551	$250,429	$1,070,988
Gross profit	54,330	7,836	(88,858)	13,099	(13,593)
Net income	26,110	(14,132)	(103,108)	(28,061)	(119,191)

Net income per share
Basic	$0.23	$(0.12)	$(0.90)	$(0.25)	$(1.05)
Diluted	$0.22	$(0.12)	$(0.90)	$(0.25)	$(1.05)
22. Subsequent Events
On February 24, 2010, the Board of Directors approved the hiring of John B. Reed, Jr. as Chief Executive Officer of the Company effective March 2, 2010. Mr. Reed will also become a Director of the Company effective on the same date. John A. Clerico will continue to serve as Chairman of the Board to ensure a smooth transition.
We have evaluated all subsequent events for potential recognition and disclosure.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management has established and maintains a system of disclosure controls and procedures to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2009, our management, including our principal executive officer and principal financial officer, conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of December 31, 2009 are effective in ensuring that the material information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Based on our evaluation under the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was effective as of December 31, 2009 to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. The conclusion of our principal executive officer and principal financial officer is based on the recognition that there are inherent limitations in all systems of internal control. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ John A. Clerico	/s/ Peter S. Atkinson
John A. Clerico	Peter S. Atkinson
Chief Executive Officer	President
(Principal Financial Officer)
Carlyss, Louisiana
February 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
of Global Industries, Ltd.
We have audited the internal control over financial reporting of Global Industries, Ltd. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated February 26, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 26, 2010

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2010 Annual Meeting of Shareholders. See “Item (Unnumbered) Executive Officers of the Registrant” appearing in Part I of this Annual Report.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by the Item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2010 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2010 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2010 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2010 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
 (a) Documents Filed as Part of This Annual Report

(1)	-	Financial Statements Included in Part II of this report:

• Report of Independent Registered Public Accounting Firm.

• Consolidated Balance Sheets as of December 31, 2009 and 2008.

• Consolidated Statements of Operations for the years ended December 31, 2009, 2008, and 2007.

• Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2009, 2008, and 2007.

• Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008, and 2007.

• Notes to Consolidated Financial Statements.

(2)	-	Financial Statement Schedules
Schedule II — Valuation and Qualifying Accounts. All other schedules are omitted as either not required, not applicable or because the information required is in the financial statements or notes thereto.

(3)	-	Exhibits.

3.1	-	Amended and Restated Articles of Incorporation of registrant, as amended, incorporated by reference to Exhibits 3.1 and 3.3 to the Form S-1 Registration Statement filed by the registrant (Reg. No 33-56600).

3.2	-	Bylaws of registrant, as amended through October 31, 2007, incorporated by reference to Exhibit 3.2 of registrant’s Form 10-K filed March 2, 2009.

4.1	-	Form of Common Stock certificate, incorporated by reference to Exhibit 4.1 to the Form S-1 filed by registrant (Reg. No. 33-56600).

10.3	-	Agreement of Lease dated May 1, 1992, between SFIC Gulf Coast Properties, Inc. and Global Pipelines PLUS, Inc., incorporated by reference to Exhibit 10.6 to the Form S-1 filed by Registrant (Reg. No. 33-56600).

10.5	-	Agreement between Global Divers and Contractors, Inc. and Colorado School of Mines, dated October 15, 1991, incorporated by reference to Exhibit 10.20 to the Form S-1 filed by registrant (Reg. No. 33-56600).

10.6	-	Sublicense Agreement between Santa Fe International Corporation and Global Pipelines PLUS, Inc. dated May 24, 1990, relating to the Chickasaw’s reel pipelaying technology, incorporated by reference to Exhibit 10.21 to the Form S-1 filed by registrant (Reg. No. 33-56600).

†10.7	-	Non-Competition Agreement and Registration Rights Agreement between the Registrant and William J. Doré, incorporated by reference to Exhibit 10.23 to the Form S-1 filed by registrant (Reg. No. 33-56600).

†10.13	-	Form of Indemnification Agreement between the registrant and each of the registrant’s directors, incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997 (SEC File No. 000-21086).

†10.15	-	Global Industries, Ltd. 1998 Equity Incentive Plan incorporated by reference to exhibit 10.28 to the registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (SEC File No. 000-21086).

10.17	-	Ground Lease and Lease-Back Agreement (related to Carlyss Facility) by and between the registrant and Lake Charles Harbor and Terminal District dated as of November 1, 1997, incorporated by reference to Exhibit 10.3 to registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 (SEC File No. 000-21086).

10.18	-	Pledge and Security Agreement (related to Carlyss Facility) by and between registrant and Bank One, Louisiana, National Association, dated as of November 1, 1997, incorporated by reference to Exhibit 10.5 to registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 (SEC File No. 000-21086).

†10.19	-	Global Industries, Ltd. Non-Employee Director Compensation Plan, as amended, incorporated by reference to Exhibit 10.19 of registrant’s Form 10-K filed March 2, 2009.

10.20	-	Trust Indenture relating to United States Government Guaranteed Ship Financing

Obligations between Global Industries, Ltd., ship owner, and Wells Fargo Bank, Indenture Trustee, dated as of February 22, 2000, incorporated by reference to Exhibit 10.33 to registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

†10.21	-	2000 Amendment to Global Industries, Ltd. 1998 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to registrant’s Quarterly Report for the quarter ended March 31, 2001.

†10.24	-	Form of Executive Long-Term Restricted Stock Agreement (Performance Vesting/POC-TSR Based), incorporated by reference to Exhibit 10.1 to Form 8-K filed September 30, 2004.

†10.25	-	Global Industries, Ltd. 2005 Management Incentive Plan, incorporated by reference to Exhibit 10.40 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

†10.26	-	Global Industries, Ltd. 2005 Stock Incentive Plan, incorporated by reference to Exhibit 10.42 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

†10.27	-	Global Industries, Ltd. 2005 Restricted Stock Agreement Form, incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed November 7, 2005.

†10.28	-	Letter Agreement between the Company and Peter S. Atkinson dated November 16, 2005, incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed November 22, 2005.

†10.31	-	Form of Executive Long-Term Incentive Performance Unit Agreement, incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed February 22, 2006.

†10.32	-	Form of Non-Employee Director Restricted Stock Agreement dated May 16, 2006, incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed May 22, 2006.

10.34	-	Third Amended and Restated Credit Agreement dated June 30, 2006 among Global Industries, Ltd. Global Offshore Mexico, S. de R.L. de C.V., Global Industries International, L.P., the Lenders and Calyon New York Branch, as administrative agent for the Lenders. incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed July 7, 2006.

†10.36	-	Employment Agreement between Global Industries, Ltd. and B. K. Chin effective as of September 18, 2006, incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed September 22, 2006.

†10.37	-	Retirement Agreement between Global Industries, Ltd. and Mr. William J. Doré effective as of September 18, 2006, incorporated by reference to Exhibit 10.2 of registrant’s Quarterly Report on Form 8-K filed September 22, 2006.

10.38	-	Indenture of Global Industries, Ltd. and Wells Fargo Bank, National Association, as Trustee, dated July 27, 2007. incorporated by reference to Exhibit 4.1 of registrant’s Form 10-Q for the quarter ended June 30, 2007.

10.39	-	Registration Rights Agreement, by and between Global Industries, Ltd., as Issuer, and Lehman Brothers Inc., as Representative of the Several Initial Purchasers, dated as of July 27, 2007, incorporated by reference to Exhibit 4.2 of registrant’s Form 10-Q filed August 6, 2007.

10.40	-	Purchase Agreement, between Global Industries, Ltd. and Lehman Brothers Inc., Calyon Securities (USA) Inc., Fortis Securities LLC and Natexis Bleichroeder Inc., dated July 23, 2007, incorporated by reference to Exhibit 10.1 of registrant’s Form 10-Q filed August 6, 2007.

10.41	-	Amendment No. 2 to Third Amended and Restated Credit Agreement, dated July 27, 2007, by and among Global Industries, Ltd., Global Offshore Mexico, S. de R.L. de C.V., and Global Industries International L.L.C. in its capacity as general partner of Global Industries International, L.P., the Lenders party to the Credit Agreement, and Calyon New York Branch, as administrative agent for the Lenders, incorporated by reference to Exhibit 10.2 of registrant’s Form 10-Q filed August 6, 2007.

10.42	-	Amendment No. 3 to Third Amended and Restated Credit Agreement dated October 18, 2007 among Global Industries, Ltd., Global Offshore Mexico, S. DE R.L. DE C.V., Global International, L.L.C., in its capacity as general partner of Global Industries International, L.P., the Lenders and Calyon New York Branch as administrative agent for the Lenders, incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed October 24, 2007.

10.44	-	Amendment No. 4 and Waiver to the Third Amended and Restated Credit Agreement dated November 7, 2008 among Global Industries, Ltd., Global Offshore Mexico, S. de R.L. de C.V., Global Industries International, L.L.C., in its capacity as general partner of Global Industries International, L.P., the Lenders and Calyon New York Branch, as administrative agent for the Lenders, incorporated by reference to Exhibit 10.2 of registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

†10.46	-	Form of Change-In-Control Agreement (without tax gross-up), incorporated by reference to Exhibit 10.4 of registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

†10.47	-	Resignation and Release Agreement between Global Industries, Ltd. and Mr. B.K. Chin effective as of October 16, 2008, incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed October 22, 2008.

†10.48	-	Amended Retirement Agreement between Global Industries, Ltd. and Mr. William J. Doré effective as of December 5, 2008, incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed December 8, 2008.

10.49	-	Amendment No. 5 to the Third Amended and Restated Credit Agreement dated February 25, 2009 among Global Industries, Ltd., Global Offshore Mexico, S. de R.L. de C.V., Global Industries International, L.L.C., in its capacity as general partner of Global Industries International, L.P., the Lenders and Calyon New York Branch, as administrative agent for the Lenders, incorporated by reference to Exhibit 10.49 of registrant’s Form 10-K filed March 2, 2009.

†10.50	-	First Amendment to Global Industries, Ltd. 2005 Stock Incentive Plan, incorporated by reference to Appendix A of registrant’s Definitive Schedule 14A filed April 3, 2009.

†10.51	-	Form of Executive Long-Term Incentive Performance Unit Agreement (EPS Based; Multi-Year), incorporated by reference to Exhibit 10.2 of registrant’s Form 10-Q filed May 7, 2009.

†10.52	-	Form of Executive Long-Term Incentive Performance Unit Agreement (EPS Based; One Year Performance Period; 14-Month Restricted Period), incorporated by reference to Exhibit 10.3 of registrant’s Form 10-Q filed May 7, 2009.

†10.53	-	Change in Control Agreement between the registrant and John A. Clerico dated June 15, 2009, incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed June 18, 2009.

†10.54	-	2009 Amendment to Global Industries, Ltd. 1998 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of registrant’s Form 10-Q filed August 6, 2009.

†10.55	-	First Amendment to Global Industries, Ltd. Management Incentive Plan, incorporated by reference to Exhibit 10.2 of registrant’s Form 10-Q filed August 6, 2009.

†10.55	-	Second Amendment to Global Industries, Ltd. 2005 Stock Incentive Plan, incorporated by reference to Exhibit 10.3 of registrant’s Form 10-Q filed August 6, 2009.

*†10.56	-	Second Amendment to Global Industries, Ltd. Management Incentive Plan.

*†10.57	-	First Amendment to Form of Executive Long-Term Incentive Performance Unit Agreement (EPS Based; Multi-Year).

*†10.58	-	First Amendment to Form of Executive Long-Term Incentive Performance Unit Agreement (EPS Based; One Year Performance Period; 14-Month Restricted Period).

*21.1	-	Subsidiaries of the Registrant.

*23.1	-	Consent of Deloitte & Touche LLP.

*31.1	-	Section 302 Certification of John A. Clerico.

*31.2	-	Section 302 Certification of Peter S. Atkinson.

**32.1	-	Section 906 Certification of John A. Clerico.

**32.2	-	Section 906 Certification of Peter S. Atkinson.

*	Included with this filing.

†	Indicates management contract or compensatory plan or arrangement filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

**	Furnished herewith

Global Industries, Ltd.
Schedule II Valuation and Qualifying Accounts
For the Years Ended December 31, 2009, 2008, and 2007

		Additions
	Balance at	Charged to	Charged to Other		Balance at
Description	Beginning of Period	Costs and Expenses	Accounts	Deductions	End of Period
			(in thousands)
Year ended December 31, 2009 Allowances for doubtful accounts	$12,070	$7,448	$—	$16,753	$2,765

Year ended December 31, 2008 Allowances for doubtful accounts	$1,278	$11,512	$—	$720	$12,070

Year ended December 31, 2007 Allowances for doubtful accounts	$17,203	$11,819	$—	$27,744	$1,278

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INDUSTRIES, LTD.
By:	/s/ PETER S. ATKINSON
Peter S. Atkinson
President (Principal Financial Officer)
February 26, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JOHN A. CLERICO	Interim Chairman of the Board and
John A. Clerico	Chief Executive Officer	February 26, 2010

/s/ PETER S. ATKINSON	President
Peter S. Atkinson	(Principal Financial Officer)	February 26, 2010

/s/ TRUDY P. MCCONNAUGHHAY	Controller
Trudy P. McConnaughhay	(Principal Accounting Officer)	February 26, 2010

/s/ LAWRENCE R. DICKERSON
Lawrence R. Dickerson	Director	February 26, 2010

/s/ EDWARD P. DJEREJIAN Edward P. Djerejian	Director	February 26, 2010

/s/ WILLIAM J. DORE William J. Doré	Director	February 26, 2010

/s/ LARRY E. FARMER Larry E. Farmer	Director	February 26, 2010

/s/ EDGAR G. HOTARD Edgar G. Hotard	Director	February 26, 2010

/s/ RICHARD A. PATTAROZZI Richard A. Pattarozzi	Director	February 26, 2010

/s/ JAMES L. PAYNE James L. Payne	Director	February 26, 2010

/s/ MICHAEL J. POLLOCK Michael J. Pollock	Director	February 26, 2010