Form 10-Q
period 2010-03-31
GLOBAL INDUSTRIES LTD
filed 2010-05-06
CIK 895663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
YES ☐      NO ☑
The number of shares of the registrant’s common stock outstanding as of May 4, 2010, was 114,901,953.

Global Industries, Ltd.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Global Industries, Ltd.
We have reviewed the accompanying condensed consolidated balance sheet of Global Industries, Ltd. and subsidiaries (the “Company”) as of March 31, 2010, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2009 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ DELOITTE & TOUCHE LLP
May 6, 2010
Houston, Texas

GLOBAL INDUSTRIES, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$307,022	$344,855
Restricted cash	4,014	1,139
Marketable securities	30,750	30,750
Accounts receivable — net of allowance of $1,816 for 2010 and $2,765 for 2009	114,501	160,273
Unbilled work on uncompleted contracts	67,543	92,569
Contract costs incurred not yet recognized	3,001	489
Deferred income taxes	2,518	2,945
Assets held for sale	20,671	16,152
Prepaid expenses and other	37,405	31,596

Total current assets	587,425	680,768

Property and Equipment, net	743,426	722,819

Other Assets
Marketable securities — long-term	—	11,097
Accounts receivable — long-term	13,841	12,294
Deferred charges, net	45,719	49,866
Goodwill	37,388	37,388
Other	8,648	9,961

Total other assets	105,596	120,606

Total	$1,436,447	$1,524,193

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long term debt	$3,960	$3,960
Accounts payable	132,649	192,008
Employee-related liabilities	16,590	18,079
Income taxes payable	41,898	45,301
Other accrued liabilities	11,951	15,811

Total current liabilities	207,048	275,159

Long-Term Debt	294,581	294,366
Deferred Income Taxes	67,891	69,998
Other Liabilities	16,227	15,171

Commitments and Contingencies	—	—

Shareholders’ Equity
Common stock, $0.01 par value, 150,000 shares authorized, and 121,028 and 119,989 shares issued at March 31, 2010 and December 31, 2009, respectively	1,210	1,200
Additional paid-in capital	516,092	513,353
Retained earnings	447,072	468,430
Treasury stock at cost, 6,130 shares	(105,038)	(105,038)
Accumulated other comprehensive loss	(8,636)	(8,446)

Total shareholders’ equity	850,700	869,499

Total	$1,436,447	$1,524,193

See Notes to Condensed Consolidated Financial Statements.

GLOBAL INDUSTRIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31
	2010	2009
Revenues	$106,811	$269,465
Cost of operations	111,060	224,098

Gross profit (loss)	(4,249)	45,367
Loss (gain) on asset disposals and impairments	574	(4,808)
Selling, general and administrative expenses	17,544	19,871

Operating income (loss)	(22,367)	30,304

Interest income	241	574
Interest expense	(2,903)	(3,493)
Other income (expense), net	(427)	2,078

Income (loss) before taxes	(25,456)	29,463
Income tax expense (benefits)	(4,098)	10,432

Net income (loss)	$(21,358)	$19,031

Earnings (Loss) Per Common Share
Basic	$(0.19)	$0.17
Diluted	$(0.19)	$0.17

Weighted Average Common Shares Outstanding
Basic	113,366	113,671
Diluted	113,366	114,062
See Notes to Condensed Consolidated Financial Statements.

GLOBAL INDUSTRIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31
	2010	2009
Cash Flows From Operating Activities
Net income (loss)	$(21,358)	$19,031
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and non-stock-based amortization	11,581	15,629
Stock-based compensation expense	3,494	1,974
Provision for doubtful accounts	(459)	3,066
Gain on sale or disposal of property and equipment	(138)	(4,851)
Derivative (gain) loss	799	—
Loss on asset impairments	712	43
Deferred income taxes	(1,569)	(1,854)
Other	561	—
Changes in operating assets and liabilities
Accounts receivable, unbilled work, and contract costs	67,199	(39,508)
Prepaid expenses and other	(5,997)	582
Accounts payable, employee-related liabilities, and other accrued liabilities	(37,952)	(1,617)
Deferred dry-docking costs incurred	(2,231)	(2,535)

Net cash provided by (used in) operating activities	14,642	(10,040)

Cash Flows From Investing Activities
Proceeds from the sale of assets	202	1,217
Additions to property and equipment	(32,347)	(20,219)
Sale of marketable securities	10,664	—
Decrease in (additions to) restricted cash	(2,875)	11,438

Net cash provided by (used in) investing activities	(24,356)	(7,564)

Cash Flows From Financing Activities
Repayment of long-term debt	(1,980)	(1,980)
Payments on long-term payables for property and equipment acquisitions	(26,031)	—
Proceeds from sale of common stock, net	10	—
Repurchase of common stock	(529)	—
Other	—	(61)

Net cash provided by (used in) financing activities	(28,530)	(2,041)

Effect of exchange rate changes on cash	411	—

Cash and cash equivalents
Increase (decrease)	(37,833)	(19,645)
Beginning of period	344,855	287,669

End of period	$307,022	$268,024

Supplemental Disclosures
Interest paid, net of amounts capitalized	$4,935	$4,127
Income taxes paid	$1,081	$4,903
Property and equipment additions included in accounts payable	$55,036	$36,629
See Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
1.	General
Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Global Industries, Ltd. and its subsidiaries (“Company,” “we,” “us,” or “our”).

In the opinion of our management, all adjustments (such adjustments consisting of a normal and recurring nature) necessary for a fair presentation of the operating results for the interim periods presented have been included in the unaudited Condensed Consolidated Financial Statements. Operating results for the period ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These financial statements should be read in conjunction with our audited Consolidated Financial Statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

All “$” represent U.S. Dollars.

Recent Accounting Pronouncements

ASU No. 2010-09. In February 2010, the FASB issued ASU No. 2010-09 which amends ASC Topic 855 to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent events procedures. This guidance requires SEC filers and conduit debt obligors for conduit debt securities that are traded in a public market to evaluate subsequent events through the date the financial statements are issued. All other entities are required to evaluate subsequent events through the date the financial statements are available to be issued. The guidance also exempts SEC filers from disclosing the date through which subsequent events have been evaluated. This guidance was effective upon issuance. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

ASU No. 2010-06. In January 2010, the FASB issued ASU No. 2010-06 which amends ASC Topic 820 to add new disclosure requirements about recurring and nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This guidance is effective for reporting periods beginning after December 15, 2009, except for the Level 3 reconciliation disclosures which are effective for reporting periods beginning after December 15, 2010. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

SFAS 167. In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities” (ASC Topic 810-10). This updated guidance requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. It also requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This update is codified in ASU No. 2009-17 and is effective for our fiscal year beginning January 1, 2010. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.
2.	Restricted Cash
At March 31, 2010, we had approximately $4.0 million of restricted cash, which included $2.9 million for excess project funds denominated in Indian rupees and held at the Reserve Bank of India related to our Asia Pacific/Middle East segment. These funds can only be repatriated after the project accounts are audited and tax clearance obtained. We expect the period of restriction on this cash will not exceed twelve months and is therefore classified as a current asset on the Condensed Consolidated Balance Sheets. The remaining $1.1 million restricted cash was comprised of cash deposits related to foreign currency exchange arrangements. Restrictions with respect to these deposits will remain in effect until we terminate the associated foreign currency exchange arrangement.
3.	Marketable Securities
As of March 31, 2010, we held $30.8 million at par value in auction rate securities which are variable rate bonds tied to short-term interest rates with maturities up to 29 years. Auction rate securities have interest rate resets through a

Dutch auction at predetermined short intervals. Interest rates generally reset every 7-49 days. The coupon interest rate for these securities ranged from 0.32% to 0.75%, on a tax exempt basis for the three months ended March 31, 2010.

Our investments in auction rate securities were issued by municipalities and state education agencies. The auction rate securities issued by state education agencies represent pools of student loans for which repayment is substantially guaranteed by the U.S. government under the Federal Family Education Loan Program. All of our investments in auction rate securities have at least a double A rating. As of March 31, 2010, the par value of auction rate securities issued by state education agencies was $30.0 million and the par value of auction rate securities issued by municipalities was $0.8 million.

Auctions for our auction rate securities continue to fail in 2010. An auction failure, which is not a default in the underlying debt instrument, occurs when there are more sellers than buyers at a scheduled interest rate auction date. This results in a lack of liquidity for these securities, even though debt service continued to occur. When auctions fail, the interest rate is adjusted according to the provisions of the related security agreement. During the three months ended March 31, 2010, we continued to earn and receive scheduled interest on these securities.

Auction Rate Securities under Settlement Agreement — In November 2008, we accepted an auction rate security rights agreement (the “Settlement”) with UBS Financial Services, Inc. (“UBS”) that permits us to sell, or put, certain auction rate securities back to UBS at par value at any time during the period from June 30, 2010 through July 2, 2012. The Settlement relates to all of our auction rate securities outstanding as of March 31, 2010. We expect to put these auction rate securities back to UBS on June 30, 2010, the earliest date allowable under the Settlement, if not sold prior to that date; therefore, these securities are classified as current as of March 31, 2010. These auction rate securities are classified as trading securities; consequently, we are required to assess the fair value of the Settlement and these auction rate securities and record changes in earnings each period until the Settlement is exercised and the securities are redeemed. As of both March 31, 2010 and December 31, 2009, the fair value of the auction rate securities covered under the Settlement was $28.5 million, a decline of $2.3 million from par value. However, as we will be permitted to put these securities back to UBS at par, the fair value assessment of the Settlement is measured at an offsetting $2.3 million. Since there was no change in the fair market value of these securities between December 31, 2009 and March 31, 2010, there are no gains or losses recognized in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2010. As of March 31, 2009, the fair value of the auction rate securities covered under the Settlement was $25.6 million, a decline of $5.2 million from par value, and an increased impairment of $2.1 million from the $3.1 million impairment recognized at December 31, 2008. We recognized the additional decline in par value as an other-than-temporary impairment and an offsetting $2.1 million gain on the fair value assessment of the Settlement in Other income (expense), net on the Condensed Consolidated Statement of Operations for the three months ended March 31, 2009. Although pursuant to the terms of the Settlement, we have the right to sell the securities back to UBS at par, we will be required to periodically assess the economic ability of UBS to meet that obligation in assessing the fair value of the Settlement.

Auction Rate Securities issued by Municipalities — All of our investments in auction rate securities issued by municipalities as of March 31, 2010 are covered under the Settlement. During the quarter ended March 31, 2010, we sold $11.2 million of our auction rate securities issued by municipalities that were not covered under the Settlement for $10.7 million. We recognized the $0.5 million loss on the sale of the securities in Other income (expense), net on the Condensed Consolidated Statement of Operations.
4.	Derivatives
We provide services in a number of countries throughout the world and, as a result, are exposed to changes in foreign currency exchange rates. Costs in some countries are incurred, in part, in currencies other than the applicable functional currency. We selectively use forward foreign currency contracts to manage our foreign currency exposure. Our outstanding forward foreign currency contracts at March 31, 2010 are used to hedge (i) cash flows for long-term charter payments on a multi-service vessel denominated in Norwegian kroners, (ii) certain purchase commitments related to the construction of the Global 1200 and Global 1201 in Singapore dollars and (iii) a portion of the operating costs of our Asia Pacific/Middle East segment that are denominated in Singapore dollars.

The Norwegian kroner forward contracts have maturities extending until June 2011 and are accounted for as cash flow hedges with the effective portion of unrealized gains and losses recorded in Accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of March 31, 2010 and December 31, 2009, there were $0.3 million and $0.6 million, respectively, in unrealized gains, net of taxes, in Accumulated other comprehensive income (loss). Included in the

March 31, 2010 total is approximately $0.3 million which is expected to be realized in earnings during the twelve months following March 31, 2010. As of March 31, 2010, these contracts are included in Prepaid expenses and other and Other assets on the Condensed Consolidated Balance Sheet, valued at $0.5 million and $0.07 million, respectively. As of December 31, 2009, these contracts are included in Prepaid expenses and other and Other assets on the Condensed Consolidated Balance Sheets, valued at $0.7 million and $0.2 million, respectively. For the three months ended March 31, 2010, we recorded $0.2 million in gains related to these contracts which are included in Cost of operations on the Condensed Consolidated Statement of Operations. For the three months ended March 31, 2009, we recorded $0.5 million in losses which are included in Cost of operations on the Condensed Consolidated Statement of Operations.

During the second quarter of 2009, we entered into two forward contracts to purchase 18.9 million Singapore dollars to hedge certain purchase commitments in the first quarter of 2010 related to the construction of the Global 1200. During the first quarter of 2010, we entered into additional forward contracts to purchase 28.8 million Singapore dollars to hedge certain purchase commitments related to the construction of the Global 1200 and Global 1201 and 8.3 million Singapore dollars to hedge operating expenses related to our Asia Pacific/Middle East segment. We have not elected hedge treatment for these contracts. Consequently, changes in the fair value of these instruments are recorded in Other income (expense), net on the Condensed Consolidated Statement of Operations. For the three months ended March 31, 2010, we recorded $0.8 million in losses related to these contracts. As of March 31, 2010, these contracts are included in Prepaid expenses and other and Other assets on the Condensed Consolidated Balance Sheets, valued at $0.07 million and $0.01 million, respectively. As of December 31, 2009, the fair value of these contracts was $0.9 million and is included in Prepaid expenses and other on the Condensed Consolidated Balance Sheets.
5.	Fair Value Measurements
Fair value is defined in accounting guidance as the price that would be received to sell an asset or paid to transfer a liability (i.e. exit price) in an orderly transaction between market participants at the measurement date. This guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy for inputs is categorized into three levels based on the reliability of inputs as follows:
Level 1—Observable inputs such as quoted prices in active markets.

Level 2—Inputs (other than quoted prices in active markets) that are either directly or indirectly observable.

Level 3—Unobservable inputs which requires management’s best estimate of what market participants would use in pricing the asset or liability.
Our financial instruments include cash and short-term investments, investments in auction rate securities, accounts receivable, accounts payable, debt, and forward foreign currency contracts. Except as described below, the estimated fair value of such financial instruments at March 31, 2010 and December 31, 2009 approximates their carrying value as reflected in our condensed consolidated balance sheets.
Our debt consists of our United States Government Ship Financing Title XI bonds and our Senior Convertible Debentures due 2027 (the “Senior Convertible Debentures”). The fair value of the bonds, based on current market conditions and net present value calculations, as of March 31, 2010 and December 31, 2009 was approximately $72.1 million and $74.4 million, respectively. The fair value of the debentures, based on quoted market prices, as of March 31, 2010 and December 31, 2009 was $210.8 million and $202.3 million, respectively.

Assets measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations.
Fair Value Measurements at March 31, 2010
(In thousands)

Description	Total	Level 1	Level 2	Level 3
Cash equivalents	$106,588	$106,588	$—	$—
Marketable securities	30,750	—	—	30,750
Derivative contracts	607	—	607	—

Total	$137,945	$106,588	$607	$30,750

Fair Value Measurements at December 31, 2009
(In thousands)

Description	Total	Level 1	Level 2	Level 3
Cash equivalents	$63,797	$63,797	$—	$—
Marketable securities	41,847	—	—	41,847
Derivative contracts	1,827	—	1,827	—

Total	$107,471	$63,797	$1,827	$41,847

Financial instruments classified as Level 2 in the fair value hierarchy represent our forward foreign currency contracts. These contracts are valued using the market approach which uses prices and other information generated by market transactions involving identical or comparable assets or liabilities.

Financial instruments classified as Level 3 in the fair value hierarchy represent auction rate securities and the related put option described in Note 3 in which management has used at least one significant unobservable input in the valuation model.

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

The following table presents a reconciliation of activity for such securities:
Changes in Level 3 Financial Instruments

	Three Months Ended
	March 31
	2010	2009
	(In thousands)
Balance at Beginning of Period	$41,847	$42,375
Sales	(10,664)	—
Total gains or (losses):
Realized losses included in other income (expense), net	(561)	—
Changes in net unrealized losses included in other comprehensive income	128	(991)

Balance at End of Period	$30,750	$41,384

During the first quarter of 2010, we classified the Sea Fox and Sea Cat, two dive support vessels (“DSVs”) assigned to our North America Subsea segment, to Assets held for sale. Consequently, we remeasured the fair value of these vessels upon the classification using a valuation model that relies on Level 3 inputs including market data of recent sales of similar vessels, our prior experience in the sale of similar assets, and price of third party offers for the asset.

The carrying amount of these assets of $1.4 million was written down to their fair value of $0.7 million resulting in an impairment of $0.7 million, which was included in earnings for the first quarter of 2010. (See Note 7 for additional information regarding the impairment of these vessels.) The remaining Assets held for sale continue to be held at their carrying value.
6.	Receivables
Our receivables are presented in the following balance sheet accounts: (1) Accounts receivable, (2) Accounts receivable – long term, (3) Unbilled work on uncompleted contracts, and (4) Contract costs incurred not yet recognized. Accounts receivable are stated at net realizable value, and the allowances for uncollectible accounts were $1.8 million and $2.8 million at March 31, 2010 and December 31, 2009, respectively. Accounts receivable at March 31, 2010 and December 31, 2009 included $24.7 million and $25.0 million, respectively, of retainage, which represents the short-term portion of amounts not immediately collectible due to contractually specified requirements. Accounts receivable – long term at March 31, 2010 and December 31, 2009 represented amounts related to retainage which were not expected to be collected within the next twelve months.
Receivables also included claims and unapproved change orders of $25.6 million at March 31, 2010 and $28.0 million at December 31, 2009. These claims and change orders are amounts due for extra work and/or changes in the scope of work on certain projects.
Costs and Estimated Earnings on Uncompleted Contracts

	March 31	December 31
	2010	2009
	(In thousands)
Costs incurred and recognized on uncompleted contracts	$918,056	$891,530
Estimated earnings	102,006	66,179

Costs and estimated earnings on uncompleted contracts	1,020,062	957,709
Less: Billings to date	(964,152)	(873,636)

	55,910	84,073
Plus: Accrued revenue(1)	11,633	8,496
Less: Advance billing on uncompleted contracts	—	(175)

	$67,543	$92,394

Included in accompanying balance sheets under the following captions:
Unbilled work on uncompleted contracts	$67,543	$92,569
Other accrued liabilities	—	(175)

	$67,543	$92,394

(1)	Accrued revenue represents unbilled amounts receivable related to work performed on projects for which the percentage of completion method is not applicable.
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

Net Gains and (Losses) on Asset Disposal consisted of the following:

		Three Months Ended
		March 31
Segment	Description of Asset	2010	2009
		(In thousands)
North America Subsea	One DSV and Other	$—	$4,862
Latin America	Other	—	(11)
Asia Pacific/Middle East	Other	138	—

		$138	$4,851

Losses on Asset Impairments consisted of the following:

		Three Months Ended
		March 31
Segment	Description of Asset	2010	2009
		(In thousands)
North America Subsea	Two DSVs in 2010
	and One Dive System in 2009	$712	$43

		$712	$43

In accordance with accounting guidance, long-lived assets held for sale are carried at the lower of the asset’s carrying value or net realizable value and depreciation ceases.
Assets Held for Sale consisted of the following:

		March 31		December 31
Segment	Description of Asset	2010	Description of Asset	2009
		(In thousands)		(In thousands)
North America OCD	One DLB	$1,067	None	$—
North America Subsea	Two DSVs	675	None	—
Latin America	One DLB and Other	2,788	None	—
	One DLB, One DSV,		One DLB, One DSV,
West Africa	and Other	6,832	and Other	6,832
Asia Pacific/Middle East	One OSV and Other	9,309	One OSV and Other	9,320

		$20,671		$16,152

8.	Property and Equipment
The components of property and equipment, at cost, and the related accumulated depreciation are as follows:

	March 31	December 31
	2010	2009
	(In thousands)
Land	$6,322	$6,322
Facilities and equipment	180,871	183,526
Marine vessels	452,776	474,208
Construction in progress	404,121	375,360

Total property and equipment	1,044,090	1,039,416
Less: Accumulated depreciation	(300,664)	(316,597)

Property and equipment, net	$743,426	$722,819

Expenditures for property and equipment and items that substantially increase the useful lives of existing assets are capitalized at cost and depreciated. Routine expenditures for repairs and maintenance are expensed as incurred. We capitalized $4.4 million and $2.9 million of interest costs for the three months ended March 31, 2010 and 2009, respectively. Except for major construction vessels that are depreciated on the units-of-production (“UOP”) method over estimated vessel operating days, depreciation is provided utilizing the straight-line method over the estimated useful lives of the assets. The UOP method is based on vessel utilization days and more closely correlates depreciation expense to vessel revenue. In addition, the UOP method provides for a minimum depreciation floor in periods with nominal vessel use. In general, if we applied only a straight-line depreciation method instead of the UOP method, less depreciation expense would be recorded in periods of high utilization and revenues, and more depreciation expense would be recorded in periods of low vessel utilization and revenues.

9.	Deferred Dry Docking Costs
We utilize the deferral method to capitalize vessel dry docking costs and to amortize the costs to the next dry docking. Such capitalized costs include regulatory required steel replacement, direct costs for vessel mobilization and demobilization and rental of dry docking facilities and services. Crew costs may also be capitalized when employees perform all or a part of the required dry docking. Any repair and maintenance costs incurred during the dry docking period are expensed.
The below table presents dry docking costs incurred and amortization for all periods presented:

	Three Months Ended
	March 31
	2010	2009
	(In thousands)
Net book value at beginning of period	$41,825	$61,552
Additions for the period	2,231	2,536
Reclassification to assets held for sale	(1,289)	—
Amortization expense for the period	(4,280)	(6,272)

Net book value at end of period	$38,487	$57,816

10.	Long-Term Debt
The components of long-term debt are as follows:

	March 31	December 31
	2010	2009
	(In thousands)
Senior Convertible Debentures due 2027, 2.75%	$239,141	$236,946
Title XI Bonds due 2025, 7.71%	59,400	61,380
Revolving Credit Facility	—	—

Total long-term debt	298,541	298,326
Less: Current maturities	3,960	3,960

Long-term debt less current maturities	$294,581	$294,366

Senior Convertible Debentures
On January 1, 2009, we implemented new accounting guidance which changed the accounting treatment of our Senior Convertible Debentures. This guidance requires cash settled convertible debt to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component is the estimated fair value of similar debentures without the conversion feature. The difference between the debenture cash proceeds and this estimated fair value was recorded as debt discount and is being amortized to interest expense over the 10-year period ending August 1, 2017. This is the earliest date that holders of the Senior Convertible Debentures may require us to repurchase all or part of their Senior Convertible Debentures for cash.
The Debentures are convertible into cash, and if applicable, into shares of our common stock, or under certain circumstances and at our election, solely into our common stock, based on a conversion rate of 28.1821 shares per $1,000 principal amount of Debentures, which represents an initial conversion price of $35.48 per share. As of March 31, 2010 and December 31, 2009, the Debentures’ if-converted value does not exceed the Debentures’ principal of $325 million.

The components of our Senior Convertible Debentures are as follows:

	March 31	December 31
	2010	2009
	(In thousands)
Principal amount of debt component	$325,000	$325,000
Less: Unamortized debt discount	85,859	88,054

Carrying amount of debt component	$239,141	$236,946

Debt discount on issuance	$107,261	$107,261
Less: Issuance costs	2,249	2,249
Deferred income tax	36,772	36,772

Carrying amount of equity component	$68,240	$68,240

The table below presents interest expense for our Senior Convertible Debentures:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Contractual interest coupon, 2.75%	$2,234	$2,234
Amortization of debt discount	2,195	2,040

Total Debentures interest expense	$4,429	$4,274

Effective interest rate	7.5%	7.5%
Revolving Credit Facility
Our Revolving Credit Facility, which matures on October 18, 2012, provides a borrowing capacity of up to $150.0 million. As of March 31, 2010, we had no borrowings against the facility and $59.2 million of letters of credit outstanding thereunder. Due to the sale and/or release of four of the vessels mortgaged under the Revolving Credit Facility, at March 31, 2010, our maximum borrowing capacity was $110.8 million, with credit availability of $51.6 million.
At March 31, 2010, we were in compliance with the terms of our Revolving Credit Facility. Our current financial projections indicate that we may not meet our leverage ratio covenant beginning in the second quarter of 2010 and continuing through the fourth quarter of 2010. We are currently in discussion with our lenders regarding these potential violations. If we do not meet our leverage ratio, we may be required to cash collateralize our outstanding letters of credit or explore other alternatives with respect to the covenant violation. If we are required to cash collateralize letters of credit, it would reduce our available cash and may impact our ability to bid on future projects. Further, upon a covenant violation and the declaration of an event of default by our lenders, under the cross default provisions of our Title XI bonds (1) we may be subject to additional reporting requirements, (2) we may be subject to additional covenants restricting our operations, and (3) the Maritime Administration of the U.S. Department of Transportation (“MarAd”), guarantor of the bonds, may institute procedures that could ultimately allow the bondholders the right to demand payment of the bonds from MarAd. MarAd can alternatively assume the obligation to pay the bonds when due. As we have no outstanding indebtedness under our Revolving Credit Facility, an event of default related to the covenant failure would not trigger the cross default provision of our Senior Convertible Debentures. It is not possible at this time to predict the outcome of discussions with our lenders or the effect that these potential violations may have on our financial position.
Our Revolving Credit Facility has a customary cross default provision triggered by a default of any of our other indebtedness, the aggregate principal amount of which is in excess of $5 million.
We also have a $16.0 million short-term credit facility at one of our foreign locations. At March 31, 2010, we had $4.6 million of letters of credit outstanding and $11.4 million of credit availability under this particular credit facility.
11.	Commitments and Contingencies
Commitments
Construction and Purchases in Progress – The estimated cost to complete capital expenditure projects in progress at March 31, 2010 was approximately $282.9 million, of which $154.7 million is obligated through contractual commitments. The total estimated cost primarily represents expenditures for construction of the Global 1200 and Global 1201, our new generation derrick/pipelay vessels. This amount includes aggregate commitments of 100.4 million Singapore dollars (or $71.8 million as of March 31, 2010) and 9.5 million Euros or $12.7 million as of March 31, 2010). We have entered into forward contracts to purchase 28.8 million Singapore dollars to hedge certain purchase commitments related to the construction of the Global 1200 and Global 1201 and 8.3 million Singapore dollars to hedge operating expenses related to our Asia Pacific/Middle East segment.
Off Balance Sheet Arrangements — In the normal course of our business activities, and pursuant to agreements or upon obtaining such agreements to perform construction services, we provide guarantees, bonds, and letters of credit to customers, vendors, and other parties. At March 31, 2010, the aggregate amount of these outstanding bonds was $57.6 million, which are scheduled to expire between April 2010 and January 2011, and the aggregate amount of outstanding letters of credit was $59.7 million, which are due to expire between April 2010 and March 2014.
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
During the third quarter of 2009, we received a tax assessment from the Mexican Revenue Department in the amount of $5.9 million related to the 2003 tax year. The assessment alleges that chartered vessels should be treated as equipment leases and subject to tax at a rate of 10%. We have engaged outside counsel to assist us in this matter and have filed an appeal in the Mexican court system. We await disposition of that appeal. We do not expect the ultimate resolution to have a material adverse effect on our future operating results; however, if the Mexican Revenue Department prevails in its assessment, we could be exposed to similar liabilities for each of the tax years beginning with 2004 through the current year.
We have one unresolved issue related to an Algerian tax assessment received by us on February 21, 2007. The remaining amount in dispute is approximately $10.4 million of alleged value added tax for the years 2004 and 2005. We are contractually indemnified by our client for the full amount of the assessment that remains in dispute. We continue to engage outside tax counsel to assist us in resolving the tax assessment.
Investigations and Litigation
We are involved in various legal proceedings and potential claims that arise in the ordinary course of business, primarily involving claims for personal injury under the General Maritime Laws of the United States and Jones Act as a result of alleged negligence. We believe that the outcome of all such proceedings, even if determined adversely, would not have a material adverse effect on our business or financial condition.

12.	Comprehensive Income

Other Comprehensive Income — The differences between net income (loss) and comprehensive income (loss) for each of the comparable periods presented are as follows.

	Three Months Ended
	March 31
	2010	2009
	(In thousands)
Net Income (Loss)	$(21,358)	$19,031
Unrealized net gain (loss) on derivatives	(420)	1,513
Unrealized loss on auction rate securities	—	(991)
Deferred tax (benefit) expense	147	(183)

Comprehensive Income (Loss)	$(21,631)	$19,370

Accumulated Other Comprehensive Income (Loss) — A roll-forward of the amounts included in accumulated other comprehensive income (loss), net of taxes, is shown below.

	Cumulative
	Foreign	Forward		Accumulated
	Currency	Foreign	Auction	Other
	Translation	Currency	Rate	Comprehensive
	Adjustment	Contracts	Securities	Income (Loss)
Balance at December 31, 2009	$(8,978)	$615	$(83)	$(8,446)
Change in value	—	(433)	83	(350)
Reclassification to earnings	—	160	—	160

Balance at March 31, 2010	$(8,978)	$342	$—	$(8,636)

The amount of cumulative foreign currency translation adjustment included in accumulated other comprehensive income (loss) relates to prior translations of subsidiaries whose functional currency was not the U.S. dollar. The amount of gain (loss) on forward foreign currency contracts included in accumulated other comprehensive income (loss) hedges our exposure to changes in Norwegian kroners for commitments of a long-term vessel charter. The amount of loss on auction rate securities relates to a temporary decline in the fair value of certain investments that lack current market liquidity. See also Note 3 for further discussion on auction rate securities.
13. Stock-Based Compensation
We recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards.
The table below sets forth the total amount of stock-based compensation expense for the three months ended March 31, 2010 and 2009.

	Three Months Ended
	March 31
	2010	2009
	(In thousands)
Stock-Based Compensation Expense
Stock Options	$105	$302
Time-Based Restricted Stock	3,133	1,523
Performance Shares and Units	256	149

Total Stock-Based Compensation Expense	$3,494	$1,974

During the quarter ended March 31, 2010 and 2009, 193,992 and 146,537 shares of restricted stock vested, respectively. In addition, during the quarter ended March 31, 2010, 360,000 shares of stock with immediate vesting were awarded to managerial employees. Pursuant to the terms of the Non-Employee Director Compensation Policy,

28,856 shares of stock with immediate vesting were awarded to our directors during the quarter ended March 31, 2010.
14. Other Income (Expense), net
Components of other income (expense), net are as follows:

	Three Months Ended
	March 31
	2010	2009
	(In thousands)
Foreign exchange rate gain (loss)	$891	$203
Derivative contract gain (loss)	(799)	—
Loss on sale of auction rate securities	(561)	—
Insurance settlement	—	978
Other	42	897

Total	$(427)	$2,078

15. Income Taxes
Our effective tax rate for the first quarter of 2010 was 16.1% compared to 35.4% for the first quarter of 2009. 2010 losses in foreign jurisdictions that could not be fully tax benefited resulted in a lower effective tax rate when compared to the corporate tax rate in the United States of 35%.
16. Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributed to common shareholders during the period by the weighted average number of shares of common stock outstanding during each period. Diluted EPS is computed by dividing net income (loss) attributed to common shareholders during the period by the weighted average number of shares of common stock that would have been outstanding assuming the issuance of dilutive potential common stock as if outstanding during the reporting period, net of shares assumed to be repurchased using the treasury stock method. The dilutive effect of stock options and performance units is based on the treasury stock method. The dilutive effect of non-vested restricted stock awards is based on the more dilutive of the treasury stock method or the two-class method assuming a reallocation of undistributed earnings to common shareholders after considering the dilutive effect of potential shares of common stock other than the non-vested shares of restricted stock.
In accordance with current accounting guidance, certain instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to participate in computing earnings per share under the two-class method. Our non-vested restricted stock awards contain nonforfeitable rights to dividends and consequently are included in the computation of basic earnings per share under the two-class method.

The following table presents information necessary to calculate earnings (loss) per share of common stock for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31
	2010	2009
	(in thousands, except per share data)
Basic EPS:
Net income (loss)	$(21,358)	$19,031
Less earnings attributed to shareholders of non-vested restricted stock	—	(214)

Earnings (loss) attributed to common shareholders	$(21,358)	$18,817

Weighted-average number of common shares outstanding — basic	113,366	113,671

Basic earnings (loss) per common share	$(0.19)	$0.17

Diluted EPS:

Earnings (loss) attributable to common shareholders-basic	$(21,358)	$18,817

Adjustment to earnings (loss) attributable to common shareholders for redistribution to shareholders of non-vested restricted stock	—	1

Adjusted earnings (loss) attributable to common shareholders-diluted	$(21,358)	$18,818

Weighted average number of common shares outstanding — basic	113,366	113,671

Dilutive effect of potential common shares:
Stock options	—	—
Performance units	—	391

Weighted-average number of common shares outstanding — diluted	113,366	114,062

Diluted net income (loss) per common share	$(0.19)	$0.17

Anti-dilutive shares primarily represent options where the strike price was in excess of the average market price of our common stock for the period reported and are excluded from the computation of diluted earnings per share. Excluded anti-dilutive shares totaled 2.2 million and 1.9 million for the quarters ended March 31, 2010 and 2009, respectively.
The net settlement premium obligation on the Senior Convertible Debentures was not included in the dilutive earnings per share calculation for the three months ended March 31, 2010 and 2009 because the conversion price of the debentures was in excess of our common stock price.
17. Segment Information
The following table presents information about the profit (or loss) for the three months ended March 31, 2010 and 2009 of each of our five reportable segments: North America Offshore Construction Division (“OCD”), North America Subsea, Latin America, West Africa, and Asia Pacific/Middle East.

Effective January 1, 2010, we combined our Middle East and Asia Pacific/India segments into the Asia Pacific/Middle East segment. The equipment and personnel assigned to each of these segments as well as the executive management thereof were consolidated during 2009; therefore, we made the decision to combine the segments. The combined reporting segment will continue to pursue projects in both regions. This change has been reflected as a retrospective change to the financial information for the three months ended March 31, 2009, presented below. This change did not affect our condensed consolidated balance sheets, condensed consolidated statements of operations, or condensed consolidated statements of cash flows.

	Three Months Ended
	March 31
	2010	2009
	(In thousands)
Total segment revenues
North America OCD	$3,898	$5,319
North America Subsea	27,831	31,552
Latin America	42,841	76,316
West Africa	—	65,132
Asia Pacific/Middle East	33,634	92,158

Subtotal	$108,204	$270,477

Intersegment eliminations
North America Subsea	$(1,393)	$(1,012)

Subtotal	(1,393)	(1,012)

Consolidated revenues	$106,811	$269,465

Income (loss) before taxes
North America OCD	$(7,217)	$(12,238)
North America Subsea	(3,065)	11,988
Latin America	(9,069)	6,022
West Africa	(1,758)	17,778
Asia Pacific/Middle East	4,444	13,701
Corporate	(8,791)	(7,788)

Consolidated income (loss) before taxes	$(25,456)	$29,463

The following table presents information about the assets of each of our reportable segments as of March 31, 2010 and December 31, 2009.

	March 31	December 31
	2010	2009
	(In thousands)
Segment assets at period end
North America OCD	$125,395	$140,806
North America Subsea	177,868	180,230
Latin America	165,661	223,699
West Africa	68,192	98,897
Asia Pacific/Middle East	231,735	257,853
Corporate	667,596	622,708

Consolidated segment assets at period end	$1,436,447	$1,524,193

18. Related Party Transactions
Mr. William J. Doré, our founder and a member of our Board of Directors, is also a beneficial owner of more than 5% of our outstanding common stock. We are parties to a retirement and consulting agreement, as amended, with him. Pursuant to the terms of the agreement, we recorded expense of $100,000 for services provided for the three months ended March 31, 2010. We also recorded expenses of $16,800 for the three months ended March 31, 2010, for use of Mr. Doré’s hunting lodge related to two business development trips.
19. Subsequent Events
On April 22, 2010, we hired C. Andrew Smith as Senior Vice President and Chief Financial Officer of the Company, effective April 26, 2010.

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
In addition, various statements in this Quarterly Report on Form 10-Q, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. Those forward-looking statements appear in Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to our condensed consolidated financial statements in Part I, Item 1 of this report and elsewhere in this report. These forward-looking statements speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:
•	the level of capital expenditures in the oil and gas industry;

•	general economic and business conditions and industry trends;

•	risks inherent in doing business abroad;

•	operating hazards related to working offshore;

•	our dependence on significant customers;

•	the level of offshore drilling activity;

•	possible delays or cost overruns related to construction projects;

•	our ability to attract and retain skilled workers;

•	environmental matters;

•	changes in laws and regulations;

•	the effects of resolving claims and variation orders;

•	adverse outcomes from legal and regulatory proceedings;

•	our ability to obtain surety bonds, letters of credit, and financing;

•	our availability of capital resources;

•	our ability to obtain new project awards;

•	delays or cancellation of projects included in backlog;

•	fluctuations in the prices of or demand for oil and gas;

•	our ability to comply with covenants in our credit agreements and other debt instruments and availability, terms and deployment of capital; and

•	foreign exchange, currency, and interest rate fluctuations.
We believe the items we have outlined above are important factors that could cause actual results to differ materially from those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf. We have discussed many of these factors in more detail elsewhere in this report. These factors are not necessarily all the factors that could affect us. Unpredictable or unanticipated factors we have not discussed in this report could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable securities laws and regulations. We advise our security holders that they should (1) be aware that factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements. For more detailed information regarding risks, see the discussion of risk factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

The following discussion presents management’s discussion and analysis of our financial condition and results of operations and should be read in conjunction with the condensed consolidated financial statements and related notes for the period ended March 31, 2010.
Results of Operations
General
We are a leading offshore construction company offering a comprehensive and integrated range of marine construction and support services in the North America, Latin America, West Africa, and Asia Pacific/Middle East regions. These services include pipeline construction, platform installation and removal, project management, construction support, diving services, diverless intervention, SURF (subsea equipment, umbilical, riser, and flow line), IRM (inspection, repairs, and maintenance), and decommissioning/plug and abandonment services.
Our results of operations, in terms of revenues, gross profit, and gross profit as a percentage of revenues (“margins”), are principally driven by three factors: (1) our level of offshore construction activity and subsea activity (“activity”), (2) pricing, which can be affected by contract mix (“pricing”), and (3) operating efficiency on any particular construction project (“productivity”).
Our business consists of two principal activities:
•	Offshore Construction Services, which include pipeline construction, platform installation and removal services, and decommissioning/plug and abandonment services; and

•	Subsea Services, which include diving and diverless intervention, SURF, IRM, and support services for construction.
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
     Quarter Ended March 31, 2010 Compared to Quarter Ended March 31, 2009

	Three months ended March 31
	2010		2009
		% of		% of	% Change
	(Thousands)	Revenue	(Thousands)	Revenue	(Unfavorable)
Revenues	$106,811	100.0%	$269,465	100.0%	(60.4)%
Cost of operations	111,060	104.0	224,098	83.2	50.4

Gross profit (loss)	(4,249)	4.0	45,367	16.8	(109.4)
Loss (gain) on asset disposals and impairments	574	0.5	(4,808)	1.8	(111.9)
Selling, general and administrative expenses	17,544	16.4	19,871	7.4	11.7

Operating income (loss)	(22,367)	20.9	30,304	11.2	(173.8)

Interest income	241	0.2	574	0.2	(58.0)
Interest expense	(2,903)	2.7	(3,493)	1.3	16.9
Other income (expense), net	(427)	0.4	2,078	0.8	(120.5)

Income (loss) before income taxes	(25,456)	23.8	29,463	10.9	(186.4)
Income tax expense (benefits)	(4,098)	3.8	10,432	3.9	139.3

Net income (loss)	$(21,358)	20.0%	$19,031	7.0%	(212.2)%

Revenues — Revenues decreased by 60% to $106.8 million for the first quarter of 2010, compared to $269.5 for the first quarter of 2009. This decrease was primarily due to lower activity in all reporting segments. For a detailed discussion of revenues and income before taxes for each reporting segment, see “Segment Information” below.
Gross Profit (loss) — Gross loss for the first quarter of 2010 was $4.2 million, compared to gross profit for the first quarter of 2009 of $45.4 million. This change was primarily due to lower revenues attributable to decreased project activity and higher non-recovered vessel costs due to decreased vessel utilization. Profits from our Latin America segment were lower in the first quarter of 2010 due to decreased activity and decreased vessel utilization. Lower profits in our West Africa segment were primarily attributable to idle vessel costs coupled with no project activity since our curtailment of operations in the region in mid-2009. Although our Asia Pacific/Middle East segment experienced higher project margins in the first quarter of 2010 primarily due to an improvement on the completion of change orders on the project in Saudi Arabia, we experienced lower profits due to decreased project activity and decreased vessel utilization in the region. Our North America Subsea segment was negatively affected by the dry-docking of the Pioneer and the decreased utilization of the Global Orion. The Global Orion was undergoing major repairs to its crane for a significant portion of the first quarter of 2010 and was unavailable for work. Higher profits in our North America OCD segment were attributable to lower vessel costs primarily associated with the Hercules and Sea Constructor.
Loss (gain) on Asset Disposals and Impairments — Loss on asset disposals and impairments was $0.6 million for the first quarter of 2010, compared to gain on asset disposals and impairments for the first quarter of 2009 of $4.8 million. In the first quarter of 2010, we recorded impairments of $0.7 million on two North America Subsea DSVs, the Sea Cat and Sea Fox, upon classification of these vessels to Assets held for sale. In comparison, we recorded a $4.9 million gain on the sale of a DSV, the Sea Lion, in the first quarter of 2009. The vessel was grounded in an incident in November 2008 and was damaged beyond economical repair. We settled the insurance claim in the first quarter of 2009, in which the insurance company purchased the vessel.
Selling, General and Administrative Expenses — Selling, general and administrative expenses decreased by $2.4 million, or 11.7%, to $17.5 million for the first quarter of 2010, compared to the first quarter of 2009. Decreased labor costs of $1.6 million in the North America Subsea, West Africa, and Corporate segments attributable to reductions in work force commensurate with our decline in revenues, as well as decreased expenses of $3.7 million for bad debt, legal, accounting, and other professional fees were the primary drivers of the decrease. Partially offsetting these decreases was an increase in equity compensation of $1.8 million for the first quarter of 2010.
Interest Income — Interest income decreased by $0.4 million to $0.2 million in the first quarter of 2010, compared to the first quarter of 2009. Lower interest rates in 2010 contributed to lower return on cash balances and short-term investments compared to 2009.

Interest Expense — Interest expense decreased by $0.6 million to $2.9 million in the first quarter of 2010, compared to the first quarter of 2009. Higher capitalized interest primarily driven by expenditures for ongoing construction of the Global 1200 and Global 1201, partially offset by increased interest on uncertain tax positions, was responsible for the majority of the decrease between the periods. Capitalized interest for the first quarter of 2010 was $4.4 million compared to $2.9 million for the first quarter of 2009.
Other Income (Expense), net — Other expense, net was $0.4 million for the first quarter of 2010 compared to other income, net of $2.1 million for the first quarter of 2009. In the first quarter of 2010, we recognized a $0.5 million loss on the sale of auction rate securities. In comparison, we recorded proceeds from an insurance claim in our North America OCD segment in the first quarter of 2009 in connection with the insurance company’s purchase of the Sea Lion.
Income Taxes — Our effective tax rate for the first quarter of 2010 was 16.1% as compared to 35.4% for the first quarter of 2009. The decrease in our effective tax rate was due to losses in foreign jurisdictions that could not be fully tax benefited.
Segment Information - The following sections discuss the results of operations for each of our reportable segments for the quarters ended March 31, 2010 and 2009.
North America Offshore Construction Division
Revenues were $3.9 million for the first quarter of 2010 compared to $5.3 million for the first quarter of 2009. The decrease of $1.4 million was primarily due to a decrease in the utilization of the Cherokee which was partially offset by an increase in the utilization of the Hercules and Sea Constructor. Loss before taxes was $7.2 million for the first quarter of 2010 compared to $12.2 million for the first quarter of 2009. This improvement of $5.0 million was primarily due to the reduction in vessel costs for the first quarter of 2010 primarily due to the Hercules and Sea Constructor. The Hercules and Sea Constructor were transferred to the U.S. Gulf of Mexico in January 2009 and incurred repair and maintenance costs in the first quarter of 2009 associated with preparing the vessels to return to work in the U.S. Gulf of Mexico.
North America Subsea
Revenues were $27.8 million for the first quarter of 2010 compared to $31.6 million for the first quarter of 2009. The decrease of $3.8 million was primarily attributable to decreased utilization of the Global Orion, Pioneer, Sea Cat, and Sea Fox partially offset by increased utilization of the Olympic Challenger and the Normand (formerly REM) Commander. The Normand (formerly REM) Commander was assigned to our Latin America segment in the first quarter of 2009 and returned to the U.S. Gulf of Mexico in May 2009. The Pioneer was in dry-dock for most of the first quarter of 2010 and both the Sea Cat and Sea Fox were removed from the operating fleet and are held for sale. The Global Orion was undergoing major repairs to its crane for a significant portion of the first quarter of 2010 and was unavailable for work. Loss before taxes was $3.1 million for the first quarter of 2010 compared to income before taxes of $12.0 million for the first quarter of 2009. This negative impact of $15.1 million was primarily attributable to lower project margins. In addition, the results for the first quarter of 2009 included a $4.9 million gain on proceeds from sale of the Sea Lion.
Latin America
Revenues were $42.8 million for the first quarter of 2010 compared to $76.3 million for the first quarter of 2009. The $33.5 million decrease is primarily attributable to decreased project activity and decreased vessel utilization. Activity during the first quarter of 2010 consisted primarily of one repair project in Mexico and a DSV charter project in Brazil, compared to two repair projects in Mexico and the Camarupim project in Brazil during the first quarter of 2009. Loss before taxes was $9.1 million for the first quarter of 2010 compared to income before taxes of $6.0 million for the first quarter of 2009. This negative impact of $15.1 million was primarily attributable to higher non-recovered vessel costs in the first quarter of 2010 due to decreased vessel utilization.
West Africa
There were no revenues for the first quarter of 2010 compared to revenues of $65.1 million for the first quarter of 2009. Loss before taxes was $1.8 million for the first quarter of 2010 compared to income before taxes of $17.8 million for the first quarter of 2009. Activity in the first quarter of 2009 consisted of work on a large construction project for the replacement and repair of a 24-inch pipeline offshore Nigeria. Subsequent to the completion of that project in the second quarter of 2009, we curtailed our operations in the region and have had no project activity in West Africa since that time. The loss before taxes for the first quarter of 2010 was primarily due to non-recovered vessel costs associated with the Cheyenne and

Tornado which remain idle in Tema, Ghana and are held for sale. The income before taxes for the first quarter of 2009 was attributable to increased project profitability related to the one ongoing project in Nigeria in that quarter.
Asia Pacific/Middle East
Revenues were $33.6 million for the first quarter of 2010 compared to $92.1 million for the first quarter of 2009. The decrease of $58.5 was the result of decreased project activity in the region. Activity during the first quarter of 2010 consisted of two construction projects in Malaysia compared to two construction projects in India, one project in Indonesia, and the Berri and Qatif project in Saudi Arabia during the first quarter of 2009. Income before taxes was $4.4 million for the first quarter of 2010 compared to $13.7 million for the first quarter of 2009. This $9.3 million decrease in income before taxes was primarily attributable to higher non-recovered vessel costs in the first quarter of 2010 due to decreased vessel utilization attributable to decreased project activity, partially offset by favorable settlement of change orders on the Berri and Qatif project during the first quarter of 2010.
Utilization of Major Construction Vessels — Worldwide utilization for our major construction vessels was 16.4% and 45.9% for the three month periods ended March 31, 2010 and 2009, respectively. Utilization of our major construction vessels is calculated by dividing the total number of days major construction vessels are assigned to project-related work by the total number of calendar days for the period. DSVs, cargo/launch barges, ancillary supply vessels and short-term chartered project-specific construction vessels are excluded from the utilization calculation. We frequently use chartered anchor handling tugs, DSVs, and, from time to time, construction vessels in our operations. In our international operations changes in utilization rarely impact revenues but can have an inverse relationship to changes in profitability.
Industry and Business Outlook
The offshore construction industry continues to be hindered by a low level of project activity worldwide. Increased competition in certain key areas attributable to a decrease in worldwide bid activity is leading to lower than historical success ratio on our bid outcomes. Opportunities remain and we continue to bid on new projects. However, the impact on our operations due to the duration and severity of the industry downturn cannot be predicted with certainty. We continue to expect weak demand for our services throughout 2010.
During 2010, our focus remains on successful execution of our projects, building additional backlog, cost cutting initiatives, and cash conservation. We continue to pursue new work; however, we have not yet been successful in obtaining new project awards sufficient for the size of our existing operations. To the extent that we are not successful in executing our projects or building sufficient backlog, further cost cutting and cash conservation measures will be required including closing offices, stacking idle vessels, asset sales, and further work force reductions.
As of March 31, 2010, our backlog totaled approximately $110.4 million ($97.7 million for international regions and $12.7 million for North America) compared to $394.0 million ($358.8 million for international regions and $35.2 million for North America) as of March 31, 2009. Of the total backlog, $106.4 million is scheduled to be performed in 2010. The amount of our backlog in North America is not a reliable indicator of the level of demand for our services due to the prevalence of short-term contractual arrangements in this region.
Liquidity and Capital Resources
Cash Flow
Cash and cash equivalents as of March 31, 2010, were $307.0 million compared to $344.9 million as of December 31, 2009, a decrease of $37.9 million. The primary sources of cash and cash equivalents during the first quarter of 2010 have been cash provided from a net decrease in the working capital components and the sale of marketable securities. The primary uses of cash have been for capital projects.
Operating activities provided $14.6 million of net cash during the first quarter of 2010, compared to a use of $10.0 million of net cash during the first quarter of 2009. This increase in net cash provided from operating activities reflects a net decrease in the major working capital components partially offset by a net loss from operations. Changes in operating assets and liabilities were $21.0 million during the first quarter of 2010, compared to a negative $43.1 million during the first quarter of 2009. Contributing to the decrease in changes in operating assets and liabilities were decreases in accounts receivable and income taxes paid.
Investing activities used $24.4 million of net cash during the first quarter of 2010, compared to a use of $7.6 million of net cash during the first quarter of 2009. During the first quarter of 2010, we used $32.3 million to purchase property and equipment, partially offset by cash provided from the sale of marketable securities of $10.7 million. Cash used in investing activities in the first quarter of 2009 was primarily related to the purchases of property and equipment of approximately $20.2 million, partially offset by a decrease in our restricted cash requirements of $11.4 million.
Financing activities used $28.5 million of net cash during the first quarter of 2010, compared to using $2.0 million of net cash during the first quarter of 2009. During the first quarter of 2010, we used $26.0 million to pay long-term payables related to the purchase of property and equipment.
Contractual Obligations
The information below summarizes the contractual obligations as of March 31, 2010 for the Global 1200 and the Global 1201, which represents contractual agreements with third party service providers to procure material, equipment and services for the construction of these vessels. The actual timing of these expenditures will vary based on the completion of various construction milestones, which are generally beyond our control (in thousands).

Less than 1 year	$129,814
1 to 3 years	24,861

Total	$154,675

Liquidity Risk
As a result of operating performance, we did not meet the existing minimum fixed charge coverage ratio covenant in the Third Amended and Restated Credit Agreement (the “Revolving Credit Facility”) as of September 30, 2008. On November 7, 2008, the financial institutions participating in the Revolving Credit Facility waived compliance with the covenant condition. In consideration of this waiver, we and the participating financial institutions have amended the Revolving Credit Facility to:
•	temporarily cash-collateralize letters of credit and bank guarantees;

•	temporarily waive compliance with certain financial covenants;

•	temporarily prohibit share repurchases; and

•	temporarily maintain unencumbered liquidity of $100 million.
On February 25, 2009, the Revolving Credit Facility was further amended to remove the requirement to maintain unencumbered liquidity of $100 million. The effective date of this amendment was December 31, 2008.
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
During the interim cash-collateralization period, no borrowings, letters of credit or bank guarantees unsecured by cash were available to us under the Revolving Credit Facility. All cash collateral was classified in our Condensed Consolidated Balance Sheets as Restricted Cash. As of March 31, 2010, we had no borrowing against the facility, $59.2 million in letters of credit outstanding thereunder, and available credit of $51.6 million. We also have a $16.0 million short-term credit facility at one of our foreign locations. At March 31, 2010, the available borrowing under this facility was $11.4 million.
At March 31, 2010, we were in compliance with the terms of our Revolving Credit Facility. Our current financial projections indicate that we may not meet our leverage ratio covenant beginning in the second quarter of 2010 and continuing through the fourth quarter of 2010. We are currently in discussion with our lenders regarding these potential violations. If we do not meet our leverage ratio, we may be required to cash collateralize our outstanding letters of credit or seek another remedy. If we are required to cash collateralize letters of credit, it would reduce our available cash and may impact our ability to bid on future projects. Further, upon a covenant violation and the declaration of an event of default by our lenders, under the cross default provisions of our Title XI bonds (1) we may be subject to additional reporting requirements, (2) we may be subject to additional covenants restricting our operations, and (3) the Maritime Administration of the U.S. Department of

Transportation(“MarAd”), guarantor of the bonds, may institute procedures that could ultimately allow the bondholders the right to demand payment of the bonds from MarAd. MarAd can alternatively assume the obligation to pay the bonds when due. As we have no outstanding indebtedness under our Revolving Credit Facility, an event of default related to the covenant failure would not trigger the cross default provision of our Senior Convertible Debentures. It is not possible at this time to predict the outcome of discussions with our lenders or the effect that these potential violations may have on our financial position.
As of March 31, 2010, approximately $30.8 million in par value of our marketable securities were held in auction rate securities. These securities are intended to provide liquidity through an auction process that resets the applicable interest rate at predetermined intervals, allowing investors to either roll over their holdings or sell them at par value. As a result of liquidity issues in the global credit markets, our outstanding auction rate securities, as of March 31, 2010, have failed to settle at auction. Consequently, these investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside the auction process. In November 2008, we agreed to accept auction rate security rights (the “Settlement”) from UBS related to $30.8 million in par value of auction rate securities. The Settlement permits us to sell or put our auction rate securities back to UBS at par value at any time during the period from June 30, 2010 through July 2, 2012. We expect to put these auction rate securities back to UBS on June 30, 2010, the earliest date allowable under the Settlement if not sold prior to that date.
Liquidity Outlook
During the next twelve months, we expect that balances of cash, cash equivalents, and marketable securities, supplemented by cash generated from operations will be sufficient to fund operations (including increases in working capital required to fund any increases in activity levels), scheduled debt retirement, and currently planned capital expenditures, including payments related to the Global 1200 and the Global 1201. Based on expected operating cash flows and other sources of cash, we do not believe that our reduced project backlog or the illiquidity of our investments in auction rate securities will have a material impact on our overall ability to meet our liquidity needs during the next twelve months. However, a significant amount of our expected operating cash flows is based upon projects that have been identified, but not yet awarded. If we are not successful in converting a sufficient number of our bids into project awards, we may not have sufficient liquidity to meet all of our needs and may be forced to postpone capital expenditures or take other actions including closing offices, stacking idle vessels, selling assets, and further reducing our workforce. Also, our current financial projections indicate that we may not meet our leverage ratio covenant under our Revolving Credit Facility beginning in the second quarter of 2010 and continuing through the fourth quarter of 2010. Consequently, we may be required to cash collateralize our outstanding letters of credit or explore other alternatives with respect to the covenant violation. We are currently in discussion with our lenders regarding these potential violations and cannot predict the outcome these potential violations may have on our financial position. Our liquidity position could affect our ability to bid on and accept projects, particularly where the project requires a letter of credit. This could have a material adverse effect on our ability to obtain project awards and our financial results.
Capital expenditures for the remainder of 2010 are expected to be between $200 million and $210 million. This range includes expenditures for the Global 1200, Global 1201, two new saturation diving systems, and various vessel upgrades. In addition, we will continue to evaluate the divesture of assets that are no longer critical to operations to reduce operating costs and preserve a solid financial position.
Our long-term liquidity will ultimately be determined by our ability to earn operating profits that are sufficient to cover our fixed costs, including scheduled principal and interest payments on debt, and to provide a reasonable return on shareholders’ investment. Our ability to earn operating profits in the long run will be determined by, among other things, the sustained viability of the oil and gas energy industry, commodity price expectations for crude oil and natural gas, the competitive environment of the markets in which we operate, and our ability to win bids and manage awarded projects to successful completion.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Due to the international nature of our business operations and the interest rate fluctuation, we are exposed to certain risks associated with changes in foreign currency exchange rates and interest rates.
Interest Rate Risk
We are exposed to changes in interest rates with respect to investments in cash equivalents and marketable securities. Our investments consist primarily of commercial paper, bank certificates of deposit, repurchase agreements, money market funds, and tax-exempt auction rate securities. These investments are subject to changes in short-term interest rates. We invest in high grade investments with a credit rating of AA-/Aa3 or better, with a main objective of preserving capital. A 0.5% increase or decrease in the average interest rate of cash equivalents and marketable securities at March 31, 2010 would have an approximate $1.7 million impact on pre-tax annualized interest income.
Foreign Currency Risk
As of March 31, 2010, our contractual obligations under a long-term vessel charter will require the use of approximately 89.1 million Norwegian kroners (or $14.9 million as of March 31, 2010) over the next two years. We have hedged most of our non-cancelable Norwegian kroner commitments related to this charter, and consequently, gains and losses from forward foreign currency contracts will be substantially offset by gains and losses from the underlying commitment.
As of March 31, 2010, we were committed to purchase certain equipment which will require the use of 9.5 million Euros (or $12.7 million as of March 31, 2010) over the next year. A 1% increase in the value of the Euro will increase the dollar value of these commitments by approximately $0.1 million.
The estimated cost to complete capital expenditure projects in progress at March 31, 2010 will require an aggregate commitment of 100.4 million Singapore dollars (or $71.8 million as of March 31, 2010). A 1% increase in the value of the Singapore dollar at March 31, 2010 will increase the dollar value of these commitments by approximately $0.7 million. We have entered into forward contracts to purchase 28.8 million Singapore dollars to hedge certain purchase commitments related to the construction of the Global 1200 and Global 1201 and 8.3 million Singapore dollars to hedge operating expenses related to our Asia Pacific/Middle East segment.

Item 4.	Controls and Procedures.
As of the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures. These disclosure controls and procedures are designed to provide us with a reasonable assurance that all of the information required to be disclosed by us in periodic reports filed under the Securities Exchange Act of 1934 as amended (“Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed and maintained to ensure that all of the information required to be disclosed by us in reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow those persons to make timely decisions regarding required disclosure.
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
The information set forth under the heading “Investigations and Litigation” in Note 11, “Commitments and Contingencies,” to our condensed consolidated financial statements included in this Quarterly Report is incorporated by reference into this Item 1.

Item 1A.	Risk Factors.
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition, or future results of operations. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2009, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect business, financial condition, or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table contains our purchases of equity securities during the first quarter of 2010.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of		Part of Publicly	Be Purchased Under
	Shares	Average Price Paid	Announced Plans or	the Plans or
Period	Purchased(1)	per Share	Programs	Programs
January 1, 2010 — January 31, 2010	26,014	$7.13	—	—
February 1, 2010 — February 28, 2010	5,112	6.93	—	—
March 1, 2010 — March 31, 2010	43,236	7.15	—	—

Total	74,362	$7.13	—	—

(1)	Represents the surrender of shares of common stock to satisfy payments for withholding taxes in connection with stock grants or the vesting of restricted stock issued to employees under shareholder approved equity incentive plans.

Item 6.	Exhibits.

3.1 -	Amended and Restated Articles of Incorporation of Registrant as amended, incorporated by reference to Exhibits 3.1 and 3.3 to the Form S-1 Registration Statement filed by the Registrant (Reg. No 33-56600).

3.2 -	Bylaws of Registrant, as amended through October 31, 2007, incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-K filed March 2, 2009.

† 10.1 -	Letter from Global Industries, Ltd. to Mr. John Reed, effective March 2, 2010, incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed February 26, 2010.

† 10.2 -	Form of Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed February 26, 2010.

† 10.3 -	Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed November 7, 2005.

† 10.4 -	Form of Executive Long Term Incentive Performance Unit Agreement, incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q filed May 7, 2009.

*† 10.5 -	Indemnification Agreement between John B. Reed and the Company effective March 2, 2010.

† 10.6 -	Form of Change in Control Agreement, incorporated by reference to Exhibit 10.4 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

*† 10.7 -	Latin America Advisory Board Professional Service Agreement between Eduardo Borja and the Company dated July 1, 2009.

* 15.1 -	Letter regarding unaudited interim financial information.

* 31.1 -	Section 302 Certification of CEO, John B. Reed

* 31.2 -	Section 302 Certification of CFO, C. Andrew Smith

** 32.1 -	Section 906 Certification of CEO, John B. Reed

** 32.2 -	Section 906 Certification of CFO, C. Andrew Smith

*	Included with this filing

**	Furnished herewith

†	Indicates management contract or compensatory plan or arrangement filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

GLOBAL INDUSTRIES, LTD.

By:	/s/ C. Andrew Smith C. Andrew Smith
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Trudy P. McConnaughhay Trudy P. McConnaughhay
Vice President and Corporate Controller
(Principal Accounting Officer)
May 6, 2010