Form 10-Q
period 2010-06-30
GLOBAL INDUSTRIES LTD
filed 2010-08-05
CIK 895663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
YES ☐     NO ☑
The number of shares of the registrant’s common stock outstanding as of August 3, 2010, was 115,089,545.

Global Industries, Ltd.

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets (Unaudited)	3
Condensed Consolidated Statements of Operations (Unaudited)	4
Condensed Consolidated Statements of Cash Flows (Unaudited)	5
Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	31
Item 4. Controls and Procedures	32

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	33
Item 1A. Risk Factors	33
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 6. Exhibits	34
Signature	35
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GLOBAL INDUSTRIES, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30	December 31
	2010	2009
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$264,727	$344,855
Restricted cash	5,270	1,139
Marketable securities	750	30,750
Accounts receivable — net of allowance of $3,485 for 2010 and $2,765 for 2009	99,039	160,273
Unbilled work on uncompleted contracts	52,921	92,569
Contract costs incurred not yet recognized	25,039	489
Deferred income taxes	3,347	2,945
Assets held for sale	18,417	16,152
Prepaid expenses and other	54,364	31,596

Total current assets	523,874	680,768

Property and Equipment, net	775,241	722,819

Other Assets
Marketable securities — long-term	—	11,097
Accounts receivable — long-term	8,670	12,294
Deferred charges, net	41,885	49,866
Goodwill	37,388	37,388
Other	11,179	9,961

Total other assets	99,122	120,606

Total	$1,398,237	$1,524,193

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long term debt	$3,960	$3,960
Accounts payable	98,980	192,008
Employee-related liabilities	17,029	18,079
Income taxes payable	32,243	45,301
Other accrued liabilities	32,153	15,811

Total current liabilities	184,365	275,159

Long-Term Debt	296,803	294,366
Deferred Income Taxes	47,978	69,998
Other Liabilities	15,766	15,171

Commitments and Contingencies	—	—

Shareholders’ Equity
Common stock, $0.01 par value, 250,000 shares authorized, and 115,113 and 119,989 shares issued at June 30, 2010 and December 31, 2009, respectively	1,151	1,200
Additional paid-in capital	412,978	513,353
Retained earnings	448,478	468,430
Treasury stock at cost, 6,130 shares at December 31, 2009	—	(105,038)
Accumulated other comprehensive loss	(9,282)	(8,446)

Total shareholders’ equity	853,325	869,499

Total	$1,398,237	$1,524,193

See Notes to Condensed Consolidated Financial Statements.

GLOBAL INDUSTRIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Revenues	$121,768	$294,827	$228,579	$564,292
Cost of operations	114,585	229,656	225,645	453,754

Gross profit	7,183	65,171	2,934	110,538
Loss (gain) on asset disposals and impairments	10,214	(3,715)	10,788	(8,523)
Selling, general and administrative expenses	17,395	16,689	34,939	36,560

Operating income (loss)	(20,426)	52,197	(42,793)	82,501
Interest income	492	618	733	1,192
Interest expense	(1,756)	(3,729)	(4,659)	(7,222)
Other income (expense), net	(579)	4,492	(1,006)	6,570

Income (loss) before taxes	(22,269)	53,578	(47,725)	83,041
Income tax expense (benefit)	(23,675)	7,645	(27,773)	18,077

Net income (loss)	$1,406	$45,933	$(19,952)	$64,964

Earnings (Loss) Per Common Share
Basic	$0.01	$0.40	$(0.18)	$0.57
Diluted	$0.01	$0.40	$(0.18)	$0.57

Weighted Average Common Shares Outstanding
Basic	113,831	112,521	113,595	112,459
Diluted	114,126	114,500	113,595	114,319
See Notes to Condensed Consolidated Financial Statements.

GLOBAL INDUSTRIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30
	2010	2009

Cash Flows From Operating Activities
Net income (loss)	$(19,952)	$64,964
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and non-stock-based amortization	22,471	31,264
Stock-based compensation expense	5,483	3,446
Provision for doubtful accounts	1,212	2,512
Gain on sale or disposal of property and equipment	(146)	(9,481)
Derivative (gain) loss	834	(483)
Loss on asset impairments	10,934	958
Deferred income taxes	(22,728)	1,296
Other	561	(17)
Changes in operating assets and liabilities
Accounts receivable, unbilled work, and contract costs	78,744	(34,773)
Prepaid expenses and other	(25,128)	(451)
Accounts payable, employee-related liabilities, and other accrued liabilities	(47,590)	(20,131)
Deferred dry-docking costs incurred	(2,186)	(5,256)

Net cash provided by (used in) operating activities	2,509	33,848

Cash Flows From Investing Activities
Proceeds from the sale of assets	919	27,080
Advance deposits on asset sales	13,750	—
Additions to property and equipment	(104,851)	(65,480)
Sale of marketable securities	40,664	—
Decrease in (additions to) restricted cash	(4,131)	93,377

Net cash provided by (used in) investing activities	(53,649)	54,977

Cash Flows From Financing Activities
Repayment of long-term debt	(1,980)	(1,980)
Payments on long-term payables for property and equipment acquisitions	(26,031)	—
Proceeds from sale of common stock, net	10	—
Repurchase of common stock	(607)	(155)
Additions to deferred charges	(563)	(33)
Other	—	17

Net cash provided by (used in) financing activities	(29,171)	(2,151)

Effect of exchange rate changes on cash	183	—

Cash and cash equivalents
Increase (decrease)	(80,128)	86,674
Beginning of period	344,855	287,669

End of period	$264,727	$374,343

Supplemental Disclosures
Interest paid, net of amounts capitalized	$3,153	$5,219
Income taxes paid	$3,562	$8,327
Property and equipment additions included in accounts payable	$27,252	$42,047
See Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
1.	General
Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Global Industries, Ltd. and its subsidiaries (“Company,” “we,” “us,” or “our”).

In the opinion of our management, all adjustments (such adjustments consisting of a normal and recurring nature) necessary for a fair presentation of the operating results for the interim periods presented have been included in the unaudited Condensed Consolidated Financial Statements. Operating results for the period ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These financial statements should be read in conjunction with our audited Consolidated Financial Statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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
At June 30, 2010, we had approximately $5.3 million of restricted cash, which included $4.2 million for excess project funds denominated in Indian rupees and held at the Reserve Bank of India related to our Asia Pacific/Middle East segment. These funds can only be repatriated after the project accounts are audited and tax clearance obtained. We expect the period of restriction on this cash will not exceed twelve months and is therefore classified as a current asset on the Condensed Consolidated Balance Sheets. The remaining $1.1 million restricted cash was comprised of cash deposits related to foreign currency exchange arrangements. Restrictions with respect to these deposits will remain in effect until we terminate the associated foreign currency exchange arrangement.
3.	Marketable Securities
As of June 30, 2010 and December 31, 2009, we held $0.8 million and $42.0 million at par value, respectively, in auction rate securities which are variable rate bonds tied to short-term interest rates with maturities up to 29 years.

Auction rate securities have interest rate resets through a Dutch auction at predetermined short intervals. Interest rates generally reset every 7-49 days. The coupon interest rate for these securities ranged from 0.5% to 0.8%, on a tax exempt basis for the three months ended June 30, 2010.

Our investments in auction rate securities were issued by municipalities and state education agencies. The auction rate securities issued by state education agencies represent pools of student loans for which repayment is substantially guaranteed by the U.S. government under the Federal Family Education Loan Program. All of our investments in auction rate securities have at least a double A rating. As of June 30, 2010 and December 31, 2009, the par value of our auction rate securities issued by municipalities was $0.8 million and $12.0 million, respectively. As of June 30, 2010 and December 31, 2009, the par value of our auction rate securities issued by state education agencies was -0- and $30.0 million, respectively.

Auction Rate Securities under Settlement Agreement — Due to continuing failures of auctions for our auction rate securities, we entered into an auction rate security rights agreement (the “Settlement”) with UBS Financial Services, Inc. (“UBS”) in November 2008 that permits us to sell, or put, certain auction rate securities back to UBS at par value at any time during the period from June 30, 2010 through July 2, 2012. As of June 30, 2010 and December 31, 2009, the par value of our auction rate securities covered under the Settlement was $0.8 million and $30.8 million, respectively. During the second quarter of 2010, $30.0 million of our investments in auction rate securities covered under the Settlement were redeemed for par value. We put the remaining $0.8 million in auction rate securities back to UBS on June 30, 2010 and received the proceeds on July 1, 2010; therefore, these securities are classified as current as of June 30, 2010. These auction rate securities are classified as trading securities; consequently, we are required to assess the fair value of these auction rate securities and of the Settlement and record changes in earnings each period until the Settlement is exercised and the securities are redeemed.

As of June 30, 2010, the fair value of the auction rate securities covered under the Settlement was $0.8 million, the par value of the securities. As of December 31, 2009, the fair value of the auction rate securities covered under the Settlement was $28.5 million, a decline of $2.3 million from par value. However, as we would be permitted to put these securities back to UBS at par, the fair value assessment of the Settlement was measured at an offsetting $2.3 million. Because all auction rate securities covered under the Settlement were either sold or put to UBS during the second quarter of 2010, we reversed the other-than-temporary impairment of $2.3 million on the auction rate securities and the offsetting gain of $2.3 million on the fair value assessment of the Settlement. These changes were reflected in Other income (expense), net for the three and six months ended June 30, 2010. As of June 30, 2009, the fair value of the auction rate securities covered under the Settlement was $26.5 million, a decline of $4.2 million from par value. For the three months ended June 30, 2009, we reversed $1.0 million of the other-than-temporary impairment on the auction rate securities and an offsetting $1.0 million gain on the fair value assessment of the Settlement. For the six months ended June 30, 2009, we recognized an other-than-temporary impairment on the auction rate securities of $1.1 million and an offsetting $1.1 million gain on the fair value assessment of the Settlement. These changes were reflected in Other income (expense), net on the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2009.

Auction Rate Securities Not Covered under Settlement — As of June 30, 2010 and December 31, 2009, the par value of our auction rate securities not covered under the Settlement was -0- and $11.2 million, respectively. In March 2010, we sold $11.2 million of our auction rate securities not covered under the Settlement for $10.7 million. We recognized the $0.5 million loss on the sale of the securities in Other income (expense), net on the Condensed Consolidated Statement of Operations for the six months ended June 30, 2010 .
4.	Derivatives
We provide services in a number of countries throughout the world and, as a result, are exposed to changes in foreign currency exchange rates. Costs in some countries are incurred, in part, in currencies other than the applicable functional currency. We selectively use forward foreign currency contracts to manage our foreign currency exposure. Our outstanding forward foreign currency contracts at June 30, 2010 are used to hedge (i) cash flows for long-term charter payments on a multi-service vessel denominated in Norwegian kroners, (ii) certain purchase commitments related to the construction of the Global 1200 and Global 1201 in Singapore dollars and (iii) a portion of the operating costs of our Asia Pacific/Middle East segment that are denominated in Singapore dollars.

The Norwegian kroner forward contracts have maturities extending until June 2011 and are accounted for as cash flow hedges with the effective portion of unrealized gains and losses recorded in Accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For the three and six months ended June 30, 2010, there was no ineffective portion of the hedging relationship for these forward contracts. As of June 30, 2010 there were $0.3 million in unrealized losses, net of taxes, in Accumulated other comprehensive income (loss) of which approximately $0.3 million which is expected to be realized in earnings during the twelve months following June 30, 2010. As of June 30, 2010, these contracts are included in Other accrued liabilities on the Condensed Consolidated Balance Sheets, valued at $0.5 million. As of December 31, 2009, these contracts are included in Prepaid expenses and other and Other assets on the Condensed Consolidated Balance Sheets, valued at $0.7 million and $0.2 million, respectively. For the three and six months ended June 30, 2010, we recorded $0.1 million and $0.2 million, respectively, in gains related to these contracts which are included in Cost of operations on the Condensed Consolidated Statement of Operations. For the three and six months ended June 30, 2009, we recorded $0.2 million and $0.7 million, respectively, in losses which are included in Cost of operations on the Condensed Consolidated Statement of Operations.

During the second quarter of 2009, we entered into two forward contracts to purchase 18.9 million Singapore dollars to hedge certain purchase commitments in the first quarter of 2010 related to the construction of the Global 1200. During the first quarter of 2010, we entered into additional forward contracts to purchase 28.8 million Singapore dollars to hedge certain purchase commitments related to the construction of the Global 1200 and Global 1201 and 8.3 million Singapore dollars to hedge operating expenses related to our Asia Pacific/Middle East segment. We have not elected hedge treatment for these contracts. Consequently, changes in the fair value of these instruments and cash settlements are recorded in Other income (expense), net on the Condensed Consolidated Statement of Operations. For the three months ended June 30, 2010, we recorded $0.1 million in gains related to these contracts. For the six months ended June 30, 2010, we recorded $0.7 million in losses related to these contracts. For the three and six months ended June 30, 2009, we recorded $0.5 million and $0.5 million, respectively, in gains related to these contracts. Although these contracts are in a gain position valued at $0.1 million as of June 30, 2010, they are netted against the Norwegian kroner contracts discussed above which are in a loss position and included in Other accrued liabilities on the Condensed Consolidated Balance Sheets. As of December 31, 2009, the fair value of these contracts was $0.9 million and is included in Prepaid expenses and other on the Condensed Consolidated Balance Sheets.
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
Our financial instruments include cash and short-term investments, investments in auction rate securities, accounts receivable, accounts payable, debt, and forward foreign currency contracts. Except as described below, the estimated fair value of such financial instruments at June 30, 2010 and December 31, 2009 approximates their carrying value as reflected in our condensed consolidated balance sheets.

Our debt consists of our United States Government Ship Financing Title XI bonds and our Senior Convertible Debentures due 2027 (the “Senior Convertible Debentures”). The fair value of the bonds, based on current market conditions and net present value calculations, as of June 30, 2010 and December 31, 2009 was approximately $76.0 million and $74.4 million, respectively. The fair value of the debentures, based on quoted market prices, as of June 30, 2010 and December 31, 2009 was $195.8 million and $202.3 million, respectively.

Assets and liabilities measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations.
Fair Value Measurements at June 30, 2010
(In thousands)

Description	Total	Level 1	Level 2	Level 3
Cash equivalents	$102,495	$102,495	$—	$—
Marketable securities	750	—	—	750
Derivative contracts	(421)	—	(421)	—

Total	$102,824	$102,495	$(421)	$750

Fair Value Measurements at December 31, 2009
(In thousands)

Description	Total	Level 1	Level 2	Level 3
Cash equivalents	$63,797	$63,797	$—	$—
Marketable securities	41,847	—	—	41,847
Derivative contracts	1,827	—	1,827	—

Total	$107,471	$63,797	$1,827	$41,847

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

The following table presents a reconciliation of activity for such securities:
Changes in Level 3 Financial Instruments
(In thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Balance at beginning of period	$30,750	$41,384	$41,847	$42,375
Sales	(30,000)	—	(40,664)	—
Total gains or (losses):
Realized losses included in other income (expense), net	—	—	(561)	—
Changes in net unrealized gain (losses) included in other comprehensive income	—	(349)	128	(1,340)

Balance at end of period	$750	$41,035	$750	$41,035

In the second quarter of 2010, we classified the Hercules reel in our North America OCD segment to Assets held for sale. Consequently, we remeasured the fair value of this asset, along with the Subtec 1 and other equipment in our Asia Pacific/Middle East segment, using a valuation model that relies on Level 3 inputs including market data of recent sales of similar assets, our prior experience in the sale of similar assets, and price of third party offers for the assets. The carrying amount of these assets of $17.8 million was written down to their fair value of $7.6 million resulting in an impairment of $10.2 million, which was included in earnings for the second quarter of 2010. (See Note 7 for additional information regarding the impairment of these assets.) The remaining assets held for sale continue to be held at the lower of their carrying value or net realizable value.
6.	Receivables
Our receivables are presented in the following balance sheet accounts: (1) Accounts receivable, (2) Accounts receivable — long term, (3) Unbilled work on uncompleted contracts, and (4) Contract costs incurred not yet recognized. Accounts receivable are stated at net realizable value, and the allowances for uncollectible accounts were $3.5 million and $2.8 million at June 30, 2010 and December 31, 2009, respectively. Accounts receivable at June 30, 2010 and December 31, 2009 included $13.0 million and $25.0 million, respectively, of retainage, which represents the short-term portion of amounts not immediately collectible due to contractually specified requirements. Accounts receivable — long term at June 30, 2010 and December 31, 2009 represented amounts related to retainage which were not expected to be collected within the next twelve months.

Receivables also included claims and unapproved change orders of $17.6 million at June 30, 2010 and $28.0 million at December 31, 2009. These claims and change orders are amounts due for extra work and/or changes in the scope of work on certain projects.

The costs and estimated earnings on uncompleted contracts are presented in the following table:

	June 30	December 31
	2010	2009
	(In thousands)
Costs incurred and recognized on uncompleted contracts	$397,295	$891,530
Estimated earnings	101,708	66,179

Costs and estimated earnings on uncompleted contracts	499,003	957,709
Less: Billings to date	(462,516)	(873,636)

	36,487	84,073
Plus: Accrued revenue(1)	16,434	8,496
Less: Advance billing on uncompleted contracts	(96)	(175)

	$52,825	$92,394

Included in accompanying balance sheets under the following captions:
Unbilled work on uncompleted contracts	$52,921	$92,569
Other accrued liabilities	(96)	(175)

	$52,825	$92,394

(1)	Accrued revenue represents unbilled amounts receivable related to work performed on projects for which the percentage of completion method is not applicable.
7.	Asset Disposal and Impairments and Assets Held for Sale
Due to escalating costs for dry-docking services, escalating repair and maintenance costs for aging vessels, increasing difficulty in obtaining certain replacement parts, declining marketability of certain vessels, and our strategic shift to deepwater vessels, we decided to forego dry-docking or refurbishment of certain vessels and to sell or permanently retire them from service. Consequently, we recognized gains and losses on the disposition of certain vessels, and non-cash impairment charges on the retirement of other vessels. Each asset was analyzed using an undiscounted cash flow analysis and valued at the lower of carrying value or net realizable value.

        Net Gains and (Losses) on Asset Disposal consisted of the following:

	Three Months Ended		Six Months Ended
	June 30		June 30
Segment	2010	2009	2010	2009
	(In thousands)
North America Subsea	$25	$205	$25	$5,067
Latin America	—	—	—	(11)
West Africa	(8)	788	(8)	788
Asia Pacific/ Middle East	2	3,663	140	3,663
Corporate	(11)	(26)	(11)	(26)

	$8	$4,630	$146	$9,481

        Losses on Asset Impairments consisted of the following:

		Three Months Ended		Six Months Ended
		June 30		June 30
Segment	Description of Asset	2010	2009	2010	2009
		(In thousands)
North America Subsea	Two DSVs in 2010 and one DSV and three dive systems in 2009	$—	$725	$712	$768
North America OCD	Other equipment	5,038	—	5,038	—
Latin America	One DSV	—	190	—	190
Asia Pacific/Middle East	One DSV and other equipment	5,184	—	5,184	—

		$10,222	$915	$10,934	$958

In accordance with accounting guidance, long-lived assets held for sale are carried at the lower of the asset’s carrying value or net realizable value and depreciation ceases.
Assets Held for Sale consisted of the following:

		June 30		December 31
Segment	Description of Asset	2010	Description of Asset	2009
		(In thousands)		(In thousands)
North America OCD	One DLB and Other	$4,567	None	$—
Latin America	One DLB and Other	2,821	None	—
West Africa	One DLB, One DSV, and Other	6,867	One DLB, One DSV, and Other	6,832
Asia Pacific/Middle East	One OSV and Other	4,162	One OSV and Other	9,320

		$18,417		$16,152

8.	Property and Equipment
The components of property and equipment, at cost, and the related accumulated depreciation are as follows:

	June 30	December 31
	2010	2009
	(In thousands)
Land	$6,322	$6,322
Facilities and equipment	180,582	183,526
Marine vessels	440,981	474,208
Construction in progress	450,756	375,360

Total property and equipment	1,078,641	1,039,416
Less: Accumulated depreciation	(303,400)	(316,597)

Property and equipment, net	$775,241	$722,819

Expenditures for property and equipment and items that substantially increase the useful lives of existing assets are capitalized at cost and depreciated. Routine expenditures for repairs and maintenance are expensed as incurred. We capitalized $4.5 million and $3.5 million of interest costs for the three months ended June 30, 2010 and 2009, respectively. We capitalized $8.9 million and $6.6 million of interest costs for the six months ended June 30, 2010 and 2009, respectively. Except for major construction vessels that are depreciated on the units-of-production (“UOP”) method over estimated vessel operating days, depreciation is provided utilizing the straight-line method over the estimated useful lives of the assets. The UOP method is based on vessel utilization days and more closely correlates depreciation expense to vessel revenue. In addition, the UOP method provides for a minimum depreciation floor in periods with nominal vessel use. In general, if we applied only a straight-line depreciation method instead of the UOP method, less depreciation expense would be recorded in periods of high utilization and revenues, and more depreciation expense would be recorded in periods of low vessel utilization and revenues.
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

The below table presents dry-docking costs incurred and amortization for all periods presented:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Net book value at beginning of period	$38,487	$57,816	$41,825	$61,552
Additions for the period	—	2,720	2,186	5,256
Reclassifications to assets held for sale	(399)	(4,914)	(1,688)	(4,914)
Amortization expense for the period	(3,965)	(5,084)	(8,200)	(11,356)

Net book value at end of period	$34,123	$50,538	$34,123	$50,538

10.	Long-Term Debt
The components of long-term debt are as follows:

	June 30	December 31
	2010	2009
	(In thousands)
Senior Convertible Debentures due 2027, 2.75%
Principal amount of debt component	$325,000	$325,000
Less: Unamortized debt discount	83,637	88,054

Carrying amount of debt component	241,363	236,946
Title XI Bonds due 2025, 7.71%	59,400	61,380
Revolving Credit Facility	—	—

Total long-term debt	300,763	298,326
Less: Current maturities	3,960	3,960

Long-term debt less current maturities	$296,803	$294,366

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
The Debentures are convertible into cash, and if applicable, into shares of our common stock, or under certain circumstances and at our election, solely into our common stock, based on a conversion rate of 28.1821 shares per $1,000 principal amount of Debentures, which represents an initial conversion price of $35.48 per share. As of June 30, 2010 and December 31, 2009, the Debentures’ if-converted value does not exceed the Debentures’ principal of $325 million.
The equity component of our Senior Convertible Debentures is comprised of the following:

	June 30	December 31
	2010	2009
	(In thousands)
Debt discount on issuance	$107,261	$107,261
Less: Issuance costs	2,249	2,249
Deferred income tax	36,772	36,772

Carrying amount of equity component	$68,240	$68,240

The table below presents interest expense for our Senior Convertible Debentures:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Contractual interest coupon, 2.75%	$2,234	$2,234	$4,468	$4,468
Amortization of debt discount	2,222	2,064	4,417	4,103

Total Debentures interest expense	$4,456	$4,298	$8,885	$8,571

Effective interest rate	7.5%	7.5%	7.5%	7.5%

Revolving Credit Facility
Our Revolving Credit Facility, which matures on October 18, 2012, provides a borrowing capacity of up to $150.0 million. Due to the sale and/or release of four of the vessels mortgaged under the Revolving Credit Facility, our effective maximum borrowing capacity was reduced to approximately $110 million. As part of the amendment to our Revolving Credit Facility, we mortgaged the Global Orion on June 16, 2010, restoring our borrowing capacity under this facility to $150.0 million. As of June 30, 2010, we had no borrowings against the facility, $53.7 million of letters of credit outstanding thereunder, and available credit of $96.3 million.
Our initial financial projections for 2010 indicated that we might not meet our leverage ratio covenant in our Revolving Credit Facility beginning in the second quarter of 2010 and continuing through the fourth quarter of 2010. Earlier this year, we began discussions with our lenders regarding these potential violations. On June 16, 2010, our Revolving Credit Facility was amended to provide for a modification period beginning on the date of the amendment and ending the earlier of June 30, 2011 or upon compliance with covenant conditions under the Revolving Credit Facility and a written request to end the modification period (the “Modification Period”). During the Modification Period (1) the net debt to EBITDA coverage ratio under the Revolving Credit Facility will be suspended, (2) we will be required to maintain a trailing twelve months minimum EBITDA of $40,000,000, and (3) no borrowings, other than letters of credit and guarantees, will be permitted. Once terminated, the Modification Period may not be reinstated. The interest rates on letters of credit will range from 2.75% to 3.5%.
When we finalized the Revolving Credit Facility amendment on June 16, 2010, the financial impact of the oil spill in the U.S. Gulf of Mexico was not forecasted to be as significant as it has since evolved to be. Consequently, our current financial projections indicate that we may not meet our minimum EBITDA covenant under the amended Revolving Credit Facility in the fourth quarter of 2010. We are currently in discussion with our lenders regarding these potential violations. If we do not meet this covenant, we may be required to cash collateralize our outstanding letters of credit or explore other alternatives with respect to the covenant violation. If we are required to cash collateralize letters of credit, it would reduce our available cash and may impact our ability to bid on future projects. Further, upon a covenant violation and the declaration of an event of default by our lenders, under the cross default provisions of our Title XI bonds (1) we may be subject to additional reporting requirements, (2) we may be subject to additional covenants restricting our operations, and (3) the Maritime Administration of the U.S. Department of Transportation (“MarAd”), guarantor of the bonds, may institute procedures that could ultimately allow the bondholders the right to demand payment of the bonds from MarAd. MarAd can alternatively assume the obligation to pay the bonds when due. As we have no outstanding indebtedness under our Revolving Credit Facility, an event of default related to the covenant failure would not trigger the cross default provision of our Senior Convertible Debentures. It is not possible at this time to predict the outcome of discussions with our lenders or the effect that these potential violations may have on our financial position.
Our Revolving Credit Facility has a customary cross default provision triggered by a default of any of our other indebtedness, the aggregate principal amount of which is in excess of $5 million.
We also have a $16.0 million short-term credit facility at one of our foreign locations. At June 30, 2010, we had $3.3 million of letters of credit outstanding and $12.7 million of credit availability under this particular credit facility. This short-term credit facility was reduced to $6.0 million on July 13, 2010 and the letter of credit issued under our Revolving Credit Facility backing this facility was also reduced to $6.0 million.
11.	Commitments and Contingencies
Commitments
Construction and Purchases in Progress — The estimated cost to complete capital expenditure projects in progress at June 30, 2010 was approximately $213.5 million, of which $102.0 million is obligated through contractual commitments. The total estimated cost primarily represents expenditures for construction of the Global 1200 and Global 1201, our new generation derrick/pipelay vessels. This amount includes aggregate commitments of 54.4 million Singapore dollars (or $38.9 million as of June 30, 2010) and 4.6 million Euros or $5.6 million as of June 30, 2010). We have entered into forward contracts to purchase 11.3 million Singapore dollars to hedge certain purchase commitments related to the construction of the Global 1200 and Global 1201 and 5.0 million Singapore dollars to hedge operating expenses related to our Asia Pacific/Middle East segment.
Off Balance Sheet Arrangements — In the normal course of our business activities, and pursuant to agreements or upon obtaining such agreements to perform construction services, we provide guarantees, bonds, and letters of credit to customers, vendors, and other parties. At June 30, 2010, the aggregate amount of these outstanding bonds was $55.6 million, which are scheduled to expire between July 2010 and August 2011, and the aggregate amount of outstanding letters of credit was $54.2 million, which are due to expire between July 2010 and March 2014.
Contingencies
During the fourth quarter of 2007, we received a payroll tax assessment for the years 2005 through 2007 from the Nigerian Revenue Department valued at $18.0 million based on the exchange rate of the Nigerian naira as of June 30, 2010. The assessment alleges that certain expatriate employees, working on projects in Nigeria, were subject to personal income taxes, which were not paid to the government. We filed a formal objection to the assessment on November 12, 2007. We do not believe these employees are subject to the personal income tax assessed; however, based on past practices of the Nigerian Revenue Department, we believe this matter will ultimately have to be resolved by litigation. We do not expect the ultimate resolution to have a material adverse effect on our future operating results.
During 2008, we received an additional assessment from the Nigerian Revenue Department valued at $37.1 million, based on the exchange rate of the Nigerian naira as of June 30, 2010, for tax withholding related to third party service providers. The assessment alleges that taxes were not withheld from third party service providers for the years 2002 through 2006 and remitted to the Nigerian government. We have filed an objection to the assessment. We do not expect the ultimate resolution to have a material adverse effect on our future operating results.
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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
	(In thousands)
Net income (loss)	$1,406	$45,933	$(19,952)	$64,964
Unrealized gain (loss) on derivatives	(994)	1,451	(1,414)	2,964
Unrealized gain (loss) on auction rate securities	—	(349)	—	(1,340)
Deferred tax benefit (expense)	348	(386)	495	(568)

Comprehensive income (loss)	$760	$46,649	$(20,871)	$66,020

Accumulated Other Comprehensive Income (Loss) — A roll-forward of the amounts included in accumulated other comprehensive income (loss), net of taxes, is shown below.

	Cumulative
	Foreign	Forward		Accumulated
	Currency	Foreign	Auction	Other
	Translation	Currency	Rate	Comprehensive
	Adjustment	Contracts	Securities	Income (Loss)
Balance at December 31, 2009	$(8,978)	$615	$(83)	$(8,446)
Change in value	—	(1,167)	83	(1,084)
Reclassification to earnings	—	248	—	248

Balance at June 30, 2010	$(8,978)	$(304)	$—	$(9,282)

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
13.	Stock-Based Compensation
We recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards.
The table below sets forth the total amount of stock-based compensation expense for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
		(In thousands)
Stock-based compensation expense
Stock options	$120	$155	$225	$457
Time-based restricted stock	1,210	1,070	4,343	2,593
Performance shares and units	659	247	915	396

Total stock-based compensation expense	$1,989	$1,472	$5,483	$3,446

During the three months ended June 30, 2010 and 2009, 42,300 and 198,520 shares of restricted stock vested, respectively. During the six months ended June 30, 2010 and 2009, 236,292 and 345,057 shares of restricted stock vested, respectively. In addition, during the three and six months ended June 30, 2010, 43,700 and 403,700 shares of stock with immediate vesting were awarded to managerial employees, respectively. Pursuant to the terms of the Non-Employee Director Compensation Policy, 33,384 and 62,240 shares of stock with immediate vesting were awarded to our directors during the three and six months ended June 30, 2010.
14.	Other Income (Expense), net
Components of other income (expense), net are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
		(In thousands)
Foreign exchange rate gain (loss)	$(761)	$4,148	$130	$4,352
Derivative contract gain (loss)	145	484	(654)	484
Loss on sale of auction rate securities	—	—	(561)	—
Insurance settlement	—	—	—	978
Other	37	(140)	79	756

Total	$(579)	$4,492	$(1,006)	$6,570

15.	Income Taxes
Our effective tax rate for the three and six months ended June 30, 2010 was 106.3% and 58.2%, respectively, compared to 14.3% and 21.8% for the three and six months ended June 30, 2009. For 2010, losses were incurred in jurisdictions with effective tax rates of 35% that could be fully tax benefited while income was earned in jurisdictions with low tax rates. This mix of losses in higher tax jurisdictions offset by income in low tax jurisdictions results in a higher effective tax rate when compared to the corporate tax rate in the United States of 35%. The change in the tax rate from 16.1% in the first quarter of 2010 to 58.2% for the six months ended June 30, 2010 resulted in a cumulative tax benefit adjustment of $10.5 million which has created a tax benefit in the second quarter of 2010 which exceeds the loss before taxes.
During the second quarter of 2010, the statute of limitations for several uncertain tax positions expired. As a result, we have reduced our unrecognized tax benefits in the amount of $0.1 million and our interest expense associated with these items in the amount of $0.4 million. We recognize interest expense and penalties related to unrecognized tax benefits as part of non-operating expenses.
16.	Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributed to common shareholders during the period by the weighted average number of shares of common stock outstanding during each period. Diluted EPS is computed by dividing net income (loss) attributed to common shareholders during the period by the weighted average number of shares of common stock that would have been outstanding assuming the issuance of potentially dilutive shares of common stock as if such shares were outstanding during the reporting period, net of shares assumed to be repurchased using the treasury stock method. The dilutive effect of stock options and performance units is based on the treasury stock method. The dilutive effect of non-vested restricted stock awards is based on the more dilutive of the treasury stock method or the two-class method assuming a reallocation of undistributed earnings to common shareholders after considering the dilutive effect of potential shares of common stock other than the non-vested shares of restricted stock.
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

The following table presents information necessary to calculate earnings (loss) per share of common stock for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
	(In thousands, except per share data)
Basic EPS:
Net income (loss)	$1,406	$45,933	$(19,952)	$64,964
Less earnings attributed to shareholders of non-vested restricted stock	(15)	(546)	—	(751)

Earnings (loss) attributed to common shareholders	$1,391	$45,387	$(19,952)	$64,213

Weighted-average number of common shares outstanding—basic	113,831	112,521	113,595	112,459

Basic earnings (loss) per common share	$0.01	$0.40	$(0.18)	$0.57

Diluted EPS:

Earnings (loss) attributable to common shareholders—basic	$1,391	$45,387	$(19,952)	$64,213
Adjustment to earnings (loss) attributable to common shareholders for redistribution to shareholders of non-vested restricted stock	—	3	—	4

Adjusted earnings (loss) attributable to common shareholders—diluted	$1,391	$45,390	$(19,952)	$64,217

Weighted average number of common shares outstanding—basic	113,831	112,521	113,595	112,459
Dilutive effect of potential common shares:
Restricted stock	—	1,355	—	1,315
Stock options	20	28	—	11
Performance units	275	596	—	534

Weighted-average number of common shares outstanding—diluted	114,126	114,500	113,595	114,319

Diluted net income (loss) per common share	$0.01	$0.40	$(0.18)	$0.57

Anti-dilutive shares primarily represent options where the strike price was in excess of the average market price of our common stock for the period reported and are excluded from the computation of diluted earnings per share. All potentially dilutive shares of common stock were excluded for the six months ended June 30, 2010 as the net loss results in such shares being anti-dilutive. Excluded anti-dilutive shares totaled 1.7 million and 1.9 million for the three months ended June 30, 2010 and 2009, respectively. Excluded anti-dilutive shares totaled 2.0 million and 1.9 million for the six months ended June 30, 2010 and 2009, respectively.
The net settlement premium obligation on the Senior Convertible Debentures was not included in the dilutive earnings per share calculation for the three or six months ended June 30, 2010 and 2009 because the conversion price of the debentures was in excess of our common stock price.

17.	Treasury Stock
In May 2010, we retired 6.1 million shares of treasury stock. These shares have been cancelled and restored to the status of authorized and unissued shares.
18.	Segment Information
The following table presents information about the profit (or loss) for the three and six months ended June 30, 2010 and 2009 of each of our five reportable segments: North America Offshore Construction Division (“OCD”), North America Subsea, Latin America, West Africa, and Asia Pacific/Middle East.
Effective January 1, 2010, we combined our Middle East and Asia Pacific/India segments into the Asia Pacific/Middle East segment. The equipment and personnel assigned to each of these segments as well as the executive management thereof were consolidated during 2009; therefore, we made the decision to combine the segments. The combined reporting segment will continue to pursue projects in both regions. This change has been reflected as a retrospective change to the financial information for the three and six months ended June 30, 2009, presented below. This change did not affect our condensed consolidated balance sheets, condensed consolidated statements of operations, or condensed consolidated statements of cash flows.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
	(In thousands)
Total segment revenues
North America OCD	$15,506	$43,630	$19,404	$48,950
North America Subsea	32,662	34,198	60,493	65,750
Latin America	33,601	73,470	76,442	149,785
West Africa	—	36,436	—	101,568
Asia Pacific/Middle East	41,342	117,519	74,976	209,676

Subtotal	123,111	305,253	231,315	575,729

Intersegment eliminations
North America Subsea	(1,343)	(10,426)	(2,736)	(11,437)

Subtotal	(1,343)	(10,426)	(2,736)	(11,437)

Consolidated revenues	$121,768	$294,827	$228,579	$564,292

Income (loss) before taxes
North America OCD	$(7,578)	$4,260	$(14,795)	$(7,979)
North America Subsea	(1,671)	3,717	(4,736)	15,705
Latin America	(2,487)	16,445	(11,556)	22,467
West Africa	(1,562)	15,081	(3,320)	32,859
Asia Pacific/Middle East	(1,608)	20,893	2,836	34,594
Corporate	(7,363)	(6,818)	(16,154)	(14,605)

Consolidated income (loss) before taxes	$(22,269)	$53,578	$(47,725)	$83,041

The following table presents information about the assets of each of our reportable segments as of June 30, 2010 and December 31, 2009.

	June 30	December 31
	2010	2009
	(In thousands)
Segment assets at period end
North America OCD	$121,465	$140,806
North America Subsea	173,202	180,230
Latin America	179,252	223,699
West Africa	39,323	98,897
Asia Pacific/Middle East	206,567	257,853
Corporate	678,428	622,708

Consolidated segment assets at period end	$1,398,237	$1,524,193

19.	Related Party Transactions
Mr. William J. Doré, our founder and a member of our Board of Directors, is also a beneficial owner of more than 5% of our outstanding common stock. We are parties to a retirement and consulting agreement, as amended, with him. Pursuant to the terms of the agreement, we recorded expense of $100,000 and $200,000 for services provided for both the three and six months ended June 30, 2010 and 2009, respectively. We also recorded expenses of $16,800 for the six months ended June 30, 2010, for use of Mr. Doré’s hunting lodge related to two business development trips.
20.	Subsequent Events
On July 15, 2010, we sold the Shawnee for $12.5 million resulting in a gain of $9.7 million. On July 30, 2010, we sold the Sea Constructor for $3.8 million resulting in a gain of $2.7 million.

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
In addition, various statements in this Quarterly Report on Form 10-Q, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. Those forward-looking statements appear in Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to our condensed consolidated financial statements in Part I, Item 1 of this report and elsewhere in this report. These forward-looking statements speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:
•	the level of capital expenditures in the oil and gas industry;

•	general economic and business conditions and industry trends;

•	risks inherent in doing business abroad;

•	the economic and regulatory impact of the oil spill in the U.S. Gulf of Mexico;

•	operating hazards related to working offshore;

•	our dependence on significant customers;

•	the level of offshore drilling activity;

•	possible delays or cost overruns related to construction projects;

•	our ability to attract and retain skilled workers;

•	environmental matters;

•	changes in laws and regulations;

•	the effects of resolving claims and variation orders;

•	adverse outcomes from legal and regulatory proceedings;

•	our ability to obtain surety bonds, letters of credit, and financing;

•	our availability of capital resources;

•	our ability to obtain new project awards;

•	delays or cancellation of projects included in backlog;

•	fluctuations in the prices of or demand for oil and gas;

•	our ability to comply with covenants in our credit agreements and other debt instruments and availability, terms and deployment of capital; and

•	foreign exchange, currency, and interest rate fluctuations.
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
The following discussion presents management’s discussion and analysis of our financial condition and results of operations and should be read in conjunction with the condensed consolidated financial statements and related notes for the period ended June 30, 2010.
Results of Operations
General
We are a leading offshore construction company offering a comprehensive and integrated range of marine construction and support services in the North America, Latin America, and Asia Pacific/Middle East regions. These services include pipeline construction, platform installation and removal, project management, construction support, diving services, diverless intervention, SURF (subsea equipment, umbilical, riser, and flow line), IRM (inspection, repairs, and maintenance), and decommissioning/plug and abandonment services.
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
Offshore Construction Services
The level of our offshore construction activity in any given period has a significant impact on our results of operations. Our results of operations depend heavily upon our ability to obtain, in a very competitive environment, a sufficient quantity of offshore construction contracts with sufficient gross profit margins to recover the fixed costs associated with our offshore construction business. The offshore construction business is capital and personnel intensive, and as a practical matter, many of our costs, including the wages of skilled workers, are effectively fixed in the short run regardless of the activity level of our vessels. In general, as activity increases, a greater proportion of these fixed costs are recovered through operating revenues and gross profit and margins increase. Conversely, as activity decreases, our revenues decline, but our costs do not decline proportionally, thereby constricting our gross profit and margins. Our activity level can be affected by changes in demand due to economic or other conditions in the oil and gas exploration industry, seasonal conditions in certain geographical areas, and our ability to win the bidding for available jobs.
Most of our offshore construction revenues are earned through international contracts which are generally larger, more complex, and of longer duration than our typical domestic contracts. Most of these international contracts require a significant amount of working capital, are generally bid on a lump-sum basis, and are secured by a letter of credit or performance bond. Operating cash flows may be negatively affected during periods of escalating activity due to the substantial amounts of cash required to initiate these projects and the normal delays between our cash expenditures and cash receipts from the customer. Additionally, lump-sum contracts for offshore construction services are inherently risky and are subject to many unforeseen circumstances and events that may affect productivity and thus, profitability. When productivity decreases with no offsetting decrease in costs or increases in revenues, our contract margins erode compared to our bid margins. In general, we traditionally bear a larger share of project related risks during periods of weak demand for our services and a smaller share of risks during periods of high demand for our services. Consequently, our revenues and margins from offshore construction services are subject to a high degree of variability, even as compared to other businesses in the offshore energy industry.
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
Quarter Ended June 30, 2010 Compared to Quarter Ended June 30, 2009

	Three months ended June 30
	2010		2009
		% of		% of	% Change
	(Thousands)	Revenue	(Thousands)	Revenue	(Unfavorable)
Revenues	$121,768	100.0%	$294,827	100.0%	(58.7)%
Cost of operations	114,585	94.1	229,656	77.9	50.1

Gross profit	7,183	5.9	65,171	22.1	(89.0)
Loss (gain) on asset disposals and impairments	10,214	8.4	(3,715)	1.3	(374.9)
Selling, general and administrative expenses	17,395	14.3	16,689	5.7	(4.2)

Operating income (loss)	(20,426)	16.8	52,197	17.7	(139.1)

Interest income	492	0.4	618	0.2	(20.4)
Interest expense	(1,756)	1.4	(3,729)	1.3	52.9
Other income (expense), net	(579)	0.5	4,492	1.6	(112.9)

Income (loss) before income taxes	(22,269)	18.3	53,578	18.2	(141.6)
Income tax expense (benefits)	(23,675)	19.5	7,645	2.6	409.7

Net income	$1,406	1.2%	$45,933	15.6%	(96.9)%

Revenues — Revenues decreased by 59% to $121.8 million for the second quarter of 2010, compared to $294.8 million for the second quarter of 2009. This decrease was primarily due to lower activity in all reporting segments. For a detailed discussion of revenues and income before taxes for each reporting segment, see “Segment Information” below.
Gross Profit — Gross profit for the second quarter of 2010 was $7.2 million compared to $65.2 million for the second quarter of 2009. This decrease was primarily due to lower revenues attributable to decreased project activity and higher non-recovered vessel costs due to lower overall vessel utilization. Profits from our Latin America segment were lower in the second quarter of 2010 due to decreased activity and vessel utilization. Lower profits in our West Africa segment were primarily attributable to lack of project activity attributable to our curtailment of operations in the region in mid-2009. Although our Asia Pacific/Middle East segment experienced higher project margins in the second quarter of 2010 primarily due to an improvement on the completion of change orders on a project in Saudi Arabia, we experienced lower profits due to decreased project activity and vessel utilization in the region. Our North America Subsea segment was negatively affected by the decreased utilization of the Pioneer and Global Orion. The Global Orion was undergoing major repairs to its crane for a significant portion of the second quarter of 2010 and was unavailable for work. Our North America OCD segment was negatively affected by the decreased utilization of the Hercules and the cold stacking of the Sea Constructor.
Loss (gain) on Asset Disposals and Impairments — Loss on asset disposals and impairments was $10.2 million, net of gains, for the second quarter of 2010, compared to gain on asset disposals and impairments for the second quarter of 2009 of $3.7 million. In the second quarter of 2010, we recorded impairments of $5.0 million on the Hercules reel in our North America OCD segment upon classification of this asset to Assets held for sale. In addition, we recorded impairments of $5.2 million in our Asia Pacific/Middle East segment on the revaluation of the Subtec 1 and other equipment, assets currently held for sale. In comparison, in the second quarter of 2009 we recorded a $3.4 million gain on the sale of the Seminole, as well as gains on the sale of the Tonkawa, Sea Puma, CB3, Power Barge 1, and GP37. These gains were partially offset by asset impairments of $0.9 million.
Selling, General and Administrative Expenses — Selling, general and administrative expenses increased by $0.7 million to $17.4 million for the second quarter of 2010, compared to $16.7 million for the second quarter of 2009. Decreased professional fees of $1.4 million were partially offset by a $0.7 million increase in equity compensation. Professional fees declined primarily due to the successful conclusion, in January 2010, of our internal investigation focusing on the legality in our West Africa operations under the U.S. Foreign Corrupt Practices Act (“FCPA”). Increases in equity compensation were primarily attributable to the hiring of executive management. The second quarter of 2009 was positively affected by the recovery of $1.3 million of a previously recognized bad debt in our North America OCD and North America Subsea segments.
Interest Income — Interest income decreased by $0.1 million to $0.5 million for the second quarter of 2010, compared to the second quarter of 2009. Lower cash balances and interest rates in 2010 contributed to lower return on cash balances and short-term investments compared to 2009.
Interest Expense — Interest expense decreased by $1.9 million to $1.8 million for the second quarter of 2010, compared to $3.7 million for the second quarter of 2009. Higher capitalized interest primarily driven by expenditures for ongoing construction of the Global 1200 and Global 1201 was responsible for the majority of the decrease between the periods. Capitalized interest for the second quarter of 2010 was $4.5 million compared to $3.5 million for the second quarter of 2009. The second quarter of 2010 also benefitted from the settlement of an uncertain tax position in a foreign jurisdiction. Consequently, we reversed $0.3 million of accrued interest in the second quarter of 2010, compared to interest expense accrued on uncertain tax positions of $0.7 million for the second quarter of 2009.
Other Income (Expense), net — Other expense, net was $0.6 million for the second quarter of 2010 compared to other income, net of $4.5 million for the second quarter of 2009. In the second quarter of 2010, we recognized a $0.6 million loss related to foreign currency exchange transactions. In comparison, we reached a $3.3 million settlement with a customer for recovery of exchange losses related to Nigerian naira invoice payments and an agreement to pay outstanding naira invoices in U.S. dollars in the second quarter of 2009. We also recorded a $0.5 million gain attributable to two Singapore dollar forward contracts in the second quarter of 2009.
Income Taxes — Our effective tax rate for the second quarter of 2010 was 106.3% as compared to 14.3% for the second quarter of 2009. The increase in our effective tax rate was due to losses incurred in high tax jurisdictions that were tax fully benefited partially offset by income in low tax jurisdictions. The change in the tax rate from 16.1% in the first quarter of 2010 to 58.2% for the six months ended June 30, 2010 resulted in a cumulative tax benefit adjustment of $10.5 million which has created a tax benefit in the second quarter of 2010 which exceeds the loss before taxes.
Segment Information - The following sections discuss the results of operations for each of our reportable segments for the quarters ended June 30, 2010 and 2009.
North America Offshore Construction Division
Revenues were $15.5 million for the second quarter of 2010 compared to $43.6 million for the second quarter of 2009, a decrease of approximately 65%. The decrease of $28.1 million was primarily due to a decrease in the utilization of the Sea Constructor, which was cold stacked for the second quarter of 2010, and the Hercules. The decrease in vessel utilization was partially attributable to the permitting delays experienced as a consequence of the oil spill in the U.S. Gulf of Mexico. In addition, lower pricing attributable to competitive bidding activity for the Cherokee and Chickasaw projects also contributed to the decrease in revenues. Loss before taxes was $7.6 million for the second quarter of 2010 compared to income before taxes of $4.3 million for the second quarter of 2009. The $11.9 million decline was primarily due to unrecovered vessel costs associated with the lower utilization of the Hercules and the $5.0 million impairment loss on the Hercules reel recorded upon its classification to Assets held for sale.
North America Subsea
Revenues were $32.7 million for the second quarter of 2010 compared to $34.2 million for the second quarter of 2009. The decrease of $1.5 million was primarily attributable to decreased utilization of the Global Orion and Pioneer and the sale of the Sea Cat and Sea Fox in the second quarter of 2010. The decrease in vessel utilization was partially attributable to the permitting delays experienced as a consequence of the oil spill in the U.S. Gulf of Mexico. Partially offsetting the decreased utilization of these vessels was the increased utilization of the Olympic Challenger and the Normand (formerly REM) Commander. The Normand Commander was assigned to our Latin America segment in the first quarter of 2009 and returned to the U.S. Gulf of Mexico in May 2009 with no activity during the 2009 second quarter. Loss before taxes was $1.7 million for the second quarter of 2010 compared to income before taxes of $3.7 million for the second quarter of 2009. Lower project margins due to competitive bidding and overall lower vessel utilization due to reduced demand were the primary reasons for the negative impact.
Latin America
Revenues were $33.6 million for the second quarter of 2010 compared to $73.5 million for the second quarter of 2009, a decrease of approximately 54%. The $39.9 million decrease is primarily attributable to decreased project activity. Activity during the second quarter of 2010 consisted primarily of one repair project in Mexico and a DSV charter project in Brazil, compared to two repair projects in Mexico and the Camarupim project and one repair project in Brazil during the second quarter of 2009. Loss before taxes was $2.5 million for the second quarter of 2010 compared to income before taxes of $16.4 million for the second quarter of 2009. This $18.9 million decrease was primarily attributable to a decline in project activity and higher non-recovered vessel costs in the second quarter of 2010 due to decreased vessel utilization. In addition, we recorded foreign currency exchange losses of $0.4 million in the second quarter of 2010 compared to foreign currency exchange gains of $1.2 million in the second quarter of 2009. Interest expense decreased by $0.9 million between comparable quarters due to the settlement of an uncertain tax position in the second quarter of 2010.
West Africa
There were no revenues for the second quarter of 2010 compared to revenues of $36.4 million for the second quarter of 2009. Loss before taxes was $1.6 million for the second quarter of 2010 compared to income before taxes of $15.1 million for the second quarter of 2009. Activity in the second quarter of 2009 consisted of the completion of a large construction project for the replacement and repair of a 24-inch pipeline offshore Nigeria. Subsequent to the completion of that project, we curtailed our operations in the region and have had no project activity in West Africa since that time. The loss before taxes for the second quarter of 2010 was primarily due to non-recovered vessel costs associated with the Cheyenne and Tornado which remain idle in Tema, Ghana and are held for sale. The income before taxes for the second quarter of 2009 was primarily attributable to (1) project profit related to the one ongoing project in Nigeria, (2) gains on the sale of the Sea Puma, CB3, and the Power Barge 1, and (3) a $3.3 million settlement with a customer for recovery of the deterioration of the Nigerian naira on invoice payments.
Asia Pacific/Middle East
Revenues were $41.3 million for the second quarter of 2010 compared to $117.5 million for the second quarter of 2009, a decrease of approximately 65%. The decrease of $76.2 million was the result of decreased project activity in the region. Activity during the second quarter of 2010 consisted of one construction project in Malaysia and one project in Indonesia compared to three major construction projects in India, Indonesia, and Thailand and the Berri and Qatif project in Saudi Arabia during the second quarter of 2009. Loss before taxes was $1.6 million for the second quarter of 2010 compared to income before taxes of $20.9 million for the second quarter of 2009. This $22.5 million decrease is primarily attributable to lower project activity and vessel utilization. In addition, we recorded impairments in the second quarter of 2010 of $5.2 million on the Subtec 1 and other equipment upon revaluation of these assets which are currently held for sale. The second quarter of 2009 benefitted from $3.8 million in gains on the sale of the Seminole and Tonkawa.
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

	Six months ended June 30
	2010		2009
		% of		% of	% Change
	(Thousands)	Revenue	(Thousands)	Revenue	(Unfavorable)
Revenues	$228,579	100.0%	$564,292	100.0%	(59.5)%
Cost of operations	225,645	98.7	453,754	80.4	50.3

Gross profit	2,934	1.3	110,538	19.6	(97.3)
Loss (gain) on asset disposals and impairments	10,788	4.7	(8,523)	1.5	(226.6)
Selling, general and administrative expenses	34,939	15.3	36,560	6.5	4.4

Operating income (loss)	(42,793)	18.7	82,501	14.6	(151.9)

Interest income	733	0.3	1,192	0.2	(38.5)
Interest expense	(4,659)	2.0	(7,222)	1.3	35.5
Other income (expense), net	(1,006)	0.5	6,570	1.2	(115.3)

Income (loss) before income taxes	(47,725)	20.9	83,041	14.7	(157.5)
Income tax expense (benefits)	(27,773)	12.2	18,077	3.2	253.6

Net income (loss)	$(19,952)	8.7%	$64,964	11.5%	(130.7)%

Revenues — Revenues decreased by 60% to $228.6 million for the six months ended June 30, 2010, compared to $564.3 for the six months ended June 30, 2009. This decrease was primarily due to lower activity in all reporting segments. For a detailed discussion of revenues and income before taxes for each reporting segment, see “Segment Information” below.

Gross Profit — Gross profit for the six months ended June 30, 2010 was $2.9 million, compared to $110.5 million for the six months ended June 30, 2009. This $107.6 million decrease was primarily due to lower revenues and higher non-recovered vessel costs attributable to decreased project activity. Profits from our Latin America segment were lower for the six months ended June 30, 2010 due to decreased project activity and vessel utilization. Lower profits in our West Africa segment were primarily attributable to idle vessel costs coupled with no project activity since our curtailment of operations in the region in mid-2009. Our Asia Pacific/Middle East segment experienced higher project margins for the six months ended June 30, 2010 primarily due to an improvement on the completion of change orders on the project in Saudi Arabia; but we experienced lower profits due to decreased project activity and vessel utilization in the region. Our North America Subsea segment was negatively affected by the dry-docking of the Pioneer and the decreased utilization of the Global Orion. The Global Orion was undergoing major repairs to its crane in early 2010 and was unavailable for work until late May. Our North America OCD segment was negatively affected by the decreased utilization of the Hercules and the Cherokee.
Loss (gain) on Asset Disposals and Impairments — Loss on asset disposals and impairments was $10.8 million, net of gains, for the six months ended June 30, 2010, compared to gain on asset disposals and impairments for the six months ended June 30, 2009 of $8.5 million. During the six months ended June 30, 2010, we recorded impairments of $5.0 million on the Hercules reel in our North America OCD segment and $0.7 million on two North America Subsea DSVs, the Sea Cat and Sea Fox, upon classification of these vessels to Assets held for sale. In addition, we recorded impairments of $5.2 million in our Asia Pacific/Middle East segment on the Subtec 1 and other equipment, upon revaluation of these assets currently held for sale. In comparison, we recorded a $3.4 million gain on the sale of the Seminole and a $4.9 million gain on the sale of a DSV, the Sea Lion, during the six months ended June 30, 2009. During the six months ended June 30, 2009, we also realized gains on the sale of the Tonkawa, Sea Puma, CB3, Power Barge 1, and GP37 and impairments on two DSVs and three dive systems.
Selling, General and Administrative Expenses — Selling, general and administrative expenses decreased by $1.7 million to $34.9 million for the six months ended June 30, 2010, compared to $36.6 million for the six months ended June 30, 2009. Decreased labor costs of $2.0 million in the North America Subsea, West Africa, and Corporate segments attributable to reductions in work force commensurate with our decline in revenues, as well as decreased expenses of $3.7 million for legal, accounting, and other professional fees were the primary drivers of the decrease. Partially offsetting these decreases was an increase in equity compensation of $2.4 million for the six months ended June 30, 2010.
Interest Income — Interest income decreased by $0.5 million to $0.7 million for the six months ended June 30, 2010, compared to $1.2 million for the six months ended June 30, 2009. Lower interest rates in 2010 contributed to lower return on cash balances and short-term investments compared to 2009.
Interest Expense — Interest expense decreased by $2.5 million to $4.7 million for the six months ended June 30, 2010, compared to the six months ended June 30, 2009. Higher capitalized interest primarily driven by expenditures for ongoing construction of the Global 1200 and Global 1201, partially offset by increased interest on uncertain tax positions, was responsible for the majority of the decrease between the periods. Capitalized interest for the six months ended June 30, 2010 was $8.9 million compared to $6.6 million for the six months ended June 30, 2009.
Other Income (Expense), net — Other expense, net was $1.0 million for the six months ended June 30, 2010 compared to other income, net of $6.6 million for the six months ended June 30, 2009. During the six months ended June 30, 2010, we recognized a $0.5 million loss on the sale of auction rate securities and a $0.5 million loss related to foreign currency exchange transactions. In comparison, we recorded gains in the amount of $4.8 million related to foreign currency exchange transactions as well as proceeds from an insurance claim in our North America OCD segment in during the six months ended June 30, 2009.
Income Taxes — Our effective tax rate for the six months ended June 30, 2010 was 58.2% as compared to 21.8% for the six months ended June 30, 2009. The increase in our effective tax rate was due to losses in high tax jurisdictions that were tax benefited partially offset by income in low tax jurisdictions.
Segment Information — The following sections discuss the results of operations for each of our reportable segments for the six months ended June 30, 2010 and 2009.
North America Offshore Construction Division
Revenues were $19.4 million for the six months ended June 30, 2010 compared to $49.0 million for the six months ended June 30, 2009, a decrease of approximately 60%. The $29.6 million decrease was primarily due to lower utilization of the Cherokee, Hercules and Sea Constructor. The decrease in vessel utilization was partially attributable to the permitting delays experienced as a consequence of the oil spill in the U.S. Gulf of Mexico. In addition, pricing on the Chickasaw projects was lower for the six months ended June 30, 2010 as compared to the same period in 2009 due to varying project work scopes. Loss before taxes was $14.8 million for the six months ended June 30, 2010 compared to $8.0 million for the six months ended June 30, 2009. Although this segment experienced higher overall project margins during the six months ended June 30, 2010, this improvement in project margins was more than offset by unrecovered vessel costs due to lower vessel utilization. In addition, an impairment loss of $5.0 million on the Hercules reel was recorded upon its classification to Assets held for sale during the six months ended June 30, 2010.
North America Subsea
Revenues were $60.5 million for the six months ended June 30, 2010 compared to $65.8 million for the six months ended June 30, 2009. The decrease of $5.3 million was primarily attributable to decreased utilization of the Global Orion, Pioneer, Sea Cat, and Sea Fox partially offset by increased utilization of the Olympic Challenger and the Normand (formerly REM) Commander. The decrease in vessel utilization was partially attributable to the permitting delays experienced as a consequence of the oil spill in the U.S. Gulf of Mexico. The Normand Commander was assigned to our Latin America segment and returned to the U.S. Gulf of Mexico in May 2009 but experienced no activity during the six months ended June 30, 2009. The Pioneer was in dry-dock for the first quarter of 2010 and both the Sea Cat and Sea Fox were removed from the operating fleet and sold during the six months ended June 30, 2010. The Global Orion was undergoing major repairs to its crane and was unavailable for work until late May 2010. Loss before taxes was $4.7 million for the six months ended June 30, 2010 compared to income before taxes of $15.7 million for the six months ended June 30, 2009. This decrease of $20.4 million was primarily attributable to lower overall project margins attributable to lower activity in the region and the mix of work among our vessels. In addition, the results for the six months ended June 30, 2009 included a $4.9 million gain on proceeds from sale of the DSV, the Sea Lion.
Latin America
Revenues were $76.4 million for the six months ended June 30, 2010 compared to $149.8 million for the six months ended June 30, 2009, a decrease of approximately 49%. The $73.4 million decrease is primarily attributable to decreased project activity and vessel utilization. Activity during the six months ended June 30, 2010 consisted primarily of two small repair projects in Mexico and a DSV charter project in Brazil, compared to two major repair projects in Mexico and the Camarupim project and one minor repair project in Brazil during the six months ended June 30, 2009. Loss before taxes was $11.6 million for the six months ended June 30, 2010 compared to income before taxes of $22.5 million for the six months ended June 30, 2009. This decrease of $34.1 million was primarily attributable to lower revenues and higher non-recovered vessel costs during the six months ended June 30, 2010 due to decreased vessel utilization. In addition, we recorded foreign currency exchange losses of $0.4 million for the six months ended June 30, 2010 compared to foreign currency exchange gains of $1.0 million for the six months ended June 30, 2009.
West Africa
There were no revenues for the six months ended June 30, 2010 compared to revenues of $101.6 million for the six months ended June 30, 2009. Loss before taxes was $3.3 million for the six months ended June 30, 2010 compared to income before taxes of $32.9 million for the six months ended June 30, 2009. Activity during the six months ended June 30, 2009 consisted of work on a large construction project for the replacement and repair of a 24-inch pipeline offshore Nigeria. Subsequent to the completion of that project in the second quarter of 2009, we curtailed our operations in the region and have had no project activity in West Africa since that time. The loss before taxes for the six months ended June 30, 2010 was primarily due to non-recovered vessel costs associated with the Cheyenne and Tornado which remain idle in Tema, Ghana and are held for sale. The income before taxes for the six months ended June 30, 2009 was attributable to (1) project profitability related to the project in Nigeria, (2) gains on the sale of the Sea Puma, CB3, and the Power Barge 1, and (3) a $3.3 million settlement with a customer for recovery of the deterioration of the Nigerian naira on invoice payments.
Asia Pacific/Middle East
Revenues were $75.0 million for the six months ended June 30, 2010 compared to $209.7 million for the six months ended June 30, 2009, a decrease of approximately 64%. The decrease of $134.7 million was the result of decreased project activity in the region. Activity during the six months ended June 30, 2010 consisted of two construction projects in Malaysia compared to two construction projects in India, one project in Indonesia, and the Berri and Qatif project in Saudi Arabia during the six months ended June 30, 2009. Income before taxes was $2.8 million for the six months ended June 30, 2010 compared to $34.6 million for the six months ended June 30, 2009. The $31.8 million decrease is primarily attributable to decreased revenues and vessel utilization due to a decrease in project activity. In addition, we recorded impairments of $5.2 million on the revaluation of the Subtec 1 and other equipment, assets currently held for sale, during the six months ended

June 30, 2010. During the six months ended June 30, 2009, we recorded gains in the amount of $3.8 million on the sale of the Seminole and Tonkawa.
Utilization of Major Construction Vessels
Worldwide utilization for our major construction vessels was 29% and 23% for the three and six month periods ended June 30, 2010, respectively and 55% and 52% for the three and six month periods ended June 30, 2009, respectively. Utilization of our major construction vessels is calculated by dividing the total number of days major construction vessels are assigned to project-related work by the total number of calendar days for the period. DSVs, cargo/launch barges, ancillary supply vessels and short-term chartered project-specific construction vessels are excluded from the utilization calculation. We frequently use chartered anchor handling tugs, DSVs, and, from time to time, construction vessels in our operations. In our international operations changes in utilization rarely impact revenues but can have an inverse relationship to changes in profitability.
Industry and Business Outlook
The offshore construction industry continues to be hindered by a low level of project activity worldwide. Increased competition in certain key areas attributable to a decrease in worldwide bid activity is leading to lower than historical success ratio on our bid outcomes. The recent oil spill in the U.S. Gulf of Mexico and government moratorium have also negatively affected our North America segments as customers are experiencing delays in obtaining the required regulatory permits to perform the offshore work. Opportunities remain and we continue to bid on new projects. However, the impact on our operations due to the duration and severity of the industry downturn, the continued impact of the Gulf of Mexico oil spill and government moratorium cannot be predicted with certainty. We continue to expect weak demand for our services throughout the remainder of 2010.
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
As of June 30, 2010, our backlog totaled approximately $247.2 million ($213.6 million for international regions and $33.6 million for North America) compared to $215.6 million ($159.0 million for international regions and $56.6 million for North America) as of June 30, 2009. Of the total backlog, $243.3 million is scheduled to be performed in 2010. The amount of our backlog in North America is not a reliable indicator of the level of demand for our services due to the prevalence of short-term contractual arrangements in this region.
Liquidity and Capital Resources
Cash Flow
Cash and cash equivalents as of June 30, 2010, were $264.7 million compared to $344.9 million as of December 31, 2009, a decrease of $80.2 million. The primary sources of cash and cash equivalents for the six months ended June 30, 2010 have been cash provided from a net decrease in the working capital components and the sale of marketable securities. The primary uses of cash have been for capital projects.
Operating activities provided $2.5 million of net cash during the six months ended June 30, 2010, compared to providing $33.8 million of net cash during the six months ended June 30, 2009. This decrease in net cash provided from operating activities reflects a net loss from operations partially offset by a net decrease in the major working capital components. Changes in operating assets and liabilities were $3.8 million during the six months ended June 30, 2010, compared to negative $60.6 million during the six months ended June 30, 2009. Contributing to the decrease in changes in operating assets and liabilities were decreases in accounts receivable and income taxes paid.
Investing activities used $53.6 million of net cash during the six months ended June 30, 2010, compared to providing $55.0 million of net cash during the six months ended June 30, 2009. During the six months ended June 30, 2010, we used $104.9 million to purchase property and equipment, partially offset by cash provided from the sale of marketable securities of $40.7 million and advance deposits received on the sale of assets of $13.8 million. Cash provided by investing activities in the six months ended June 30, 2009 was primarily related to the decrease in our restricted cash requirements of $93.4 million and the sale of company assets of $27.1 million, partially offset by the purchases of property and equipment of approximately $65.5 million.

Financing activities used $29.2 million of net cash during the six months ended June 30, 2010, compared to using $2.2 million of net cash during the six months ended June 30, 2009. During the six months ended June 30, 2010, we used $26.0 million to pay long-term payables related to the purchase of property and equipment.
Contractual Obligations
The information below summarizes the contractual obligations as of June 30, 2010 for the Global 1200 and the Global 1201, which represents contractual agreements with third party service providers to procure material, equipment and services for the construction of these vessels. The actual timing of these expenditures will vary based on the completion of various construction milestones, which are generally beyond our control (in thousands).

Less than 1 year	$88,432
1 to 3 years	13,555

Total	$101,987

Liquidity Risk
Our initial financial projections for 2010 indicated that we might not meet our leverage ratio covenant in our Revolving Credit Facility beginning in the second quarter of 2010 and continuing through the fourth quarter of 2010. Earlier this year, we began discussions with our lenders regarding these potential violations. On June 16, 2010, our Revolving Credit Facility was amended to provide for a modification period beginning on the date of the amendment and ending the earlier of June 30, 2011 or upon compliance with covenant conditions under the Revolving Credit Facility and a written request to end the modification period (the “Modification Period”). During the Modification Period (1) the net debt to EBITDA coverage ratio under the Revolving Credit Facility will be suspended, (2) we will be required to maintain a trailing twelve months minimum EBITDA of $40,000,000, and (3) no borrowings, other than letters of credit and guarantees, will be permitted. Once terminated, the Modification Period may not be reinstated. The interest rates on letters of credit will range from 2.75% to 3.5%. As part of the amendment to our Revolving Credit Facility, we mortgaged the Global Orion on June 16, 2010, bringing our borrowing capacity under this facility to $150.0 million.
When we finalized the Revolving Credit Facility amendment on June 16, 2010, the financial impact of the oil spill in the U.S. Gulf of Mexico was not forecasted to be as significant as it has since evolved to be. Consequently, our current financial projections indicate that we may not meet our minimum EBITDA covenant under the amended Revolving Credit Facility in the fourth quarter of 2010. We are currently in discussion with our lenders regarding these potential violations. If we do not meet this covenant, we may be required to cash collateralize our outstanding letters of credit or explore other alternatives with respect to the covenant violation. If we are required to cash collateralize letters of credit, it would reduce our available cash and may impact our ability to bid on future projects. Further, upon a covenant violation and the declaration of an event of default by our lenders, under the cross default provisions of our Title XI bonds (1) we may be subject to additional reporting requirements, (2) we may be subject to additional covenants restricting our operations, and (3) the Maritime Administration of the U.S. Department of Transportation (“MarAd”), guarantor of the bonds, may institute procedures that could ultimately allow the bondholders the right to demand payment of the bonds from MarAd. MarAd can alternatively assume the obligation to pay the bonds when due. As we have no outstanding indebtedness under our Revolving Credit Facility, an event of default related to the covenant failure would not trigger the cross default provision of our Senior Convertible Debentures. It is not possible at this time to predict the outcome of discussions with our lenders or the effect that these potential violations may have on our financial position.
As of June 30, 2010, we had no borrowing against the facility, $53.7 million in letters of credit outstanding thereunder, and available credit of $96.3 million. We also have a $16.0 million short-term credit facility at one of our foreign locations. At June 30, 2010, the available borrowing under this facility was $12.7 million. This short-term credit facility was reduced to $6.0 million on July 13, 2010 and the letter of credit issued under our Revolving Credit Facility backing this facility was also reduced to $6.0 million.
Liquidity Outlook
During the next twelve months, we expect that balances of cash and cash equivalents, supplemented by cash generated from operations, will be sufficient to fund operations (including increases in working capital required to fund any increases in activity levels), scheduled debt retirement, and currently planned capital expenditures, including payments related to the Global 1200 and the Global 1201. Based on expected operating cash flows and other sources of cash, we do not believe that our reduced project backlog will have a material impact on our overall ability to meet our liquidity needs during the next twelve months. However, a significant amount of our expected operating cash flows is based upon projects that have been identified, but not yet awarded. If we are not successful in converting a sufficient number of our bids into project awards, we may not have sufficient liquidity to meet all of our needs and may be forced to postpone capital expenditures or take other actions including closing offices, stacking idle vessels, selling assets, and further reducing our workforce. Also, our current financial projections indicate that we may not meet our minimum EBITDA covenant under our amended Revolving Credit Facility in the fourth quarter of 2010. Consequently, we may be required to cash collateralize our outstanding letters of credit or explore other alternatives with respect to the covenant violation. We are currently in discussion with our lenders regarding these potential violations and cannot predict the outcome these potential violations may have on our financial position. Our liquidity position could affect our ability to bid on and accept projects, particularly where the project requires a letter of credit. This could have a material adverse effect on our ability to obtain project awards and our financial results.
Capital expenditures for the remainder of 2010 are expected to be between $125 million and $135 million. This range includes expenditures for the Global 1200, Global 1201, two new saturation diving systems, and various vessel upgrades. In addition, we will continue to evaluate the divesture of assets that are no longer critical to operations to reduce operating costs and preserve a solid financial position.
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
Interest Rate Risk
We are exposed to changes in interest rates with respect to investments in cash equivalents and marketable securities. Our investments consist primarily of commercial paper, bank certificates of deposit, repurchase agreements, money market funds, and tax-exempt auction rate securities. These investments are subject to changes in short-term interest rates. We invest in high grade investments with a credit rating of AA-/Aa3 or better, with a main objective of preserving capital. A 0.5% increase or decrease in the average interest rate of cash equivalents and marketable securities at June 30, 2010 would have an approximate $1.4 million impact on pre-tax annualized interest income.
Foreign Currency Risk
As of June 30, 2010, our contractual obligations under a long-term vessel charter will require the use of approximately 71.4 million Norwegian kroners (or $11.0 million as of June 30, 2010) over the next year. We have hedged most of our non-cancelable Norwegian kroner commitments related to this charter, and consequently, gains and losses from forward foreign currency contracts will be substantially offset by gains and losses from the underlying commitment.
As of June 30, 2010, we were committed to purchase certain equipment which will require the use of 4.6 million Euros (or $5.6 million as of June 30, 2010) over the next year. A 1% increase in the value of the Euro will increase the dollar value of these commitments by approximately $0.1 million.
The estimated cost to complete capital expenditure projects in progress at June 30, 2010 will require an aggregate commitment of 54.4 million Singapore dollars (or $38.9 million as of June 30, 2010). A 1% increase in the value of the Singapore dollar at June 30, 2010 will increase the dollar value of these commitments by approximately $0.4 million. We have entered into forward contracts to purchase 11.3 million Singapore dollars to hedge certain purchase commitments related to the construction of the Global 1200 and Global 1201 and 5.0 million Singapore dollars to hedge operating expenses related to our Asia Pacific/Middle East segment.

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
Item 1A.  Risk Factors.
Our business could be adversely affected by the recent drilling rig accident and resulting oil spill.
On April 22, 2010, the drilling rig Deepwater Horizon, which was engaged in deepwater drilling operations in the U.S. Gulf of Mexico, sank after an explosion and fire. The incident resulted in a significant and uncontrolled oil spill off the coast of Louisiana. Our North America Subsea and North America OCD segments operate primarily in the U.S. Gulf of Mexico. At this time, we cannot predict what, if any, impact the Deepwater Horizon incident may have on the regulation of offshore oil and gas exploration and development activity, the cost or availability of insurance coverage to cover the risks of such operations, or what actions may be taken by our customers or other industry participants in response to the incident. Changes in laws or regulations regarding offshore oil and gas exploration and development activities, the cost or availability of insurance and decisions by customers or other industry participants could reduce demand for our services, which would have a negative impact on our operations and profitability.
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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
The following table contains our purchases of equity securities during the second quarter of 2010.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of		Part of Publicly	Be Purchased Under
	Shares	Average Price Paid	Announced Plans or	the Plans
Period	Purchased(1)	per Share	Programs	or Programs
April 1, 2010 — April 30, 2010	—	$—	—	—
May 1, 2010 — May 31, 2010	7,581	5.99	—	—
June 1, 2010 — June 30, 2010	6,248	5.00	—	—

Total	13,829	$5.54	—	—

(1)	Represents the surrender of shares of common stock to satisfy payments for withholding taxes in connection with stock grants or the vesting of restricted stock issued to employees under shareholder approved equity incentive plans.

Item 6.  Exhibits.

3.1 -	Amended and Restated Articles of Incorporation of registrant, incorporated by reference to Appendix A of registrant’s Definitive Schedule 14A filed April 3, 2010

3.2 -	Bylaws of registrant, as amended through October 31, 2007, incorporated by reference to Exhibit 3.2 to the registrant’s Form 10-K filed March 2, 2009

† 10.1 -	Letter from Global Industries, Ltd. to Mr. C. Andrew Smith, effective April 26, 2010, incorporated by reference to Exhibit 10.1 of the registrant’s Form 8-K filed April 22, 2010

† 10.2 -	Letter from Global Industries, Ltd. to Mr. Ashit J. Jain, effective June 16, 2010, incorporated by reference to Exhibit 10.1 of the registrant’s Form 8-K filed June 1, 2010

† 10.3 -	Letter from Global Industries, Ltd. to Mr. James G. Osborn, effective June 7, 2010, incorporated by reference to Exhibit 10.2 of the registrant’s Form 8-K filed June 1, 2010

† 10.4 -	Form of Executive Long Term Incentive Performance Unit Agreement, incorporated by reference to Exhibit 10.5 of registrant’s Form 8-K filed June 1, 2010

† 10.5 -	Form of Executive Annual Stock Incentive Performance Unit Agreement, incorporated by reference to Exhibit 10.6 of registrant’s Form 8-K filed June 1, 2010

† 10.6 -	Latin America Advisory Board Professional Service Agreement between Eduardo Borja and the Company dated July 1, 2009

† 10.7 -	Amendment No. 6 to Third Amended and Restated Credit Agreement dated June 16, 2010 by and among the Company, Global Offshore Mexico, S. de R.L. de C.V., and Global Industries International L.L.C., in its capacity as general partner of Global Industries International, L.P., the lenders party to the Credit Agreement and Crédit Agricole Corporate and Investment Bank (formerly known as Calyon New York Branch), as administrative agent for the lenders, incorporated by reference to Exhibit 10.1 of the registrant’s Form 8-K filed June 18, 2010

* 31.1 -	Section 302 Certification of CEO, John B. Reed

* 31.2 -	Section 302 Certification of CFO, C. Andrew Smith

** 32.1 -	Section 906 Certification of CEO, John B. Reed

** 32.2 -	Section 906 Certification of CFO, C. Andrew Smith

** 101.INS -	XBRL Instance Document

** 101.SCH -	XBRL Taxonomy Extension Schema Document

** 101.CAL -	XBRL Taxonomy Extension Calculation Linkbase Document

** 101.LAB -	XBRL Taxonomy Extension Label Linkbase Document

** 101.PRE -	XBRL Taxonomy Extension Presentation Linkbase Document

** 101.DEF -	XBRL Taxonomy Extension Definition Linkbase Document

*	Included with this filing

**	Furnished herewith

†	Indicates management contract or compensatory plan or arrangement filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

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

August 5, 2010