Form 10-Q
period 2010-09-30
GLOBAL INDUSTRIES LTD
filed 2010-11-04
CIK 895663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-21086
Global Industries, Ltd.
(Exact name of registrant as specified in its charter)

Louisiana
(State or other jurisdiction of	72-1212563
incorporation or organization)	(I.R.S. Employer Identification No.)

8000 Global Drive
Carlyss, Louisiana	70665
(Address of principal executive offices)	(Zip Code)
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
YES ☐      NO ☑
The number of shares of the registrant’s common stock outstanding as of November 2, 2010, was 115,229,562.

Global Industries, Ltd.

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets (Unaudited)	3
Condensed Consolidated Statements of Operations (Unaudited)	4
Condensed Consolidated Statements of Equity (Unaudited)	5
Condensed Consolidated Statements of Cash Flows (Unaudited)	6
Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures About Market Risk	35
Item 4. Controls and Procedures	36

PART II — OTHER INFORMATION
Item 1. Legal Proceedings	37
Item 1A. Risk Factors	37
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 6. Exhibits	38
Signatures	39
EX-10.3
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GLOBAL INDUSTRIES, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30	December 31
	2010	2009
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$322,369	$344,855
Restricted cash	4,547	1,139
Marketable securities	—	30,750
Accounts receivable — net of allowance of $2,794 for 2010 and $2,765 for 2009	57,890	160,273
Unbilled work on uncompleted contracts	73,259	92,569
Contract costs incurred not yet recognized	33,303	489
Deferred income taxes	6,380	2,945
Assets held for sale	17,127	16,152
Prepaid expenses and other	37,648	31,596

Total current assets	552,523	680,768

Property and Equipment, net	819,866	722,819

Other Assets
Marketable securities — long-term	—	11,097
Accounts receivable — long-term	8,677	12,294
Deferred charges, net	30,933	49,866
Goodwill	—	37,388
Other	21,110	9,961

Total other assets	60,720	120,606

Total	$1,433,109	$1,524,193

LIABILITIES AND EQUITY
Current Liabilities
Current maturities of long term debt	$3,960	$3,960
Accounts payable	140,599	192,008
Employee-related liabilities	22,050	18,079
Income taxes payable	26,385	45,301
Accrued anticipated contract losses	15,484	322
Other accrued liabilities	18,034	15,489

Total current liabilities	226,512	275,159

Long-Term Debt	297,100	294,366
Deferred Income Taxes	64,863	69,998
Other Liabilities	17,420	15,171

Commitments and Contingencies	—	—

Equity
Common stock, $0.01 par value, 250,000 shares authorized, and 115,133 and 119,989 shares issued at September 30, 2010 and December 31, 2009, respectively	1,151	1,200
Additional paid-in capital	413,952	513,353
Retained earnings	420,620	468,430
Treasury stock at cost, 6,130 shares at December 31, 2009	—	(105,038)
Accumulated other comprehensive loss	(8,708)	(8,446)

Shareholders’ equity—Global Industries, Ltd.	827,015	869,499
Noncontrolling interest	199	—

Total equity	827,214	869,499

Total	$1,433,109	$1,524,193

See Notes to Condensed Consolidated Financial Statements.

GLOBAL INDUSTRIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
Revenues	$189,501	$203,718	$418,080	$768,010
Cost of operations	179,707	163,855	405,352	617,609

Gross profit	9,794	39,863	12,728	150,401
Goodwill impairment	37,388	—	37,388	—
Loss (gain) on other asset disposals and impairments	(23,271)	274	(12,483)	(8,249)
Relocation costs	838	—	838	—
Selling, general and administrative expenses	16,633	19,075	51,572	55,635

Operating income (loss)	(21,794)	20,514	(64,587)	103,015
Interest income	516	402	1,249	1,594
Interest expense	(2,649)	(2,756)	(7,308)	(9,978)
Other income (expense), net	1,275	9	269	6,579

Income (loss) before taxes	(22,652)	18,169	(70,377)	101,210
Income tax expense (benefit)	5,067	4,151	(22,706)	22,228

Net income (loss)	(27,719)	14,018	(47,671)	78,982
Less: Net income attributable to noncontrolling interest	139	—	139	—

Net income (loss) attributable to Global Industries, Ltd.	$(27,858)	$14,018	$(47,810)	$78,982

Earnings (Loss) Per Common Share
Basic:
Net income (loss) attributable to Global Industries, Ltd.	$(0.24)	$0.12	$(0.42)	$0.69
Diluted:
Net income (loss) attributable to Global Industries, Ltd.	$(0.24)	$0.12	$(0.42)	$0.69

Weighted Average Common Shares Outstanding
Basic	113,959	112,693	113,721	112,550
Diluted	113,959	113,278	113,721	113,118

See Notes to Condensed Consolidated Financial Statements.

GLOBAL INDUSTRIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share data)
(Unaudited)

					Accumulated
			Additional		Other			Non-
	Common Stock		Paid-In	Treasury	Comprehensive	Retained	Shareholders’	controlling
	Shares	Amount	Capital	Stock	Loss	Earnings	Equity-Global	Interest	Total Equity
Balance at Dec. 31, 2009	119,988,742	$1,200	$513,353	$(105,038)	$(8,446)	$468,430	$869,499	$—	$869,499
Comprehensive income (loss):
Net Income (loss)	—	—	—	—	—	(47,810)	(47,810)	139	(47,671)
Unrealized loss on derivatives	—	—	—	—	(345)	—	(345)	—	(345)
Reclassification of unrealized loss on auction rate securities	—	—	—	—	83	—	83	—	83

Total comprehensive income (loss), net of tax	—	—	—	—	(262)	(47,810)	(48,072)	139	(47,933)

Amortization of unearned stock compensation	—	—	2,439	—	—	—	2,439	—	2,439
Restricted stock issues, net	1,270,315	12	3,526	—	—	—	3,538	—	3,538
Exercise of stock options	4,400	—	19	—	—	—	19	—	19
Tax effect of exercise of stock options	—	—	(408)	—	—	—	(408)	—	(408)
Retirement of treasury stock	(6,130,195)	(61)	(104,977)	105,038	—	—	—	—	—
Sale of subsidiary shares to noncontrolling interest	—	—	—	—	—	—	—	60	60

Balance at Sept. 30, 2010	115,133,262	$1,151	$413,952	$—	$(8,708)	$420,620	$827,015	$199	$827,214

					Accumulated
			Additional		Other			Non-
	Common Stock		Paid-In	Treasury	Comprehensive	Retained	Shareholders’	controlling
	Shares	Amount	Capital	Stock	Loss	Earnings	Equity-Global	Interest	Total Equity
Balance at Dec. 31, 2008	119,649,860	$1,197	$509,345	$(105,038)	$(11,393)	$394,699	$788,810	$—	$788,810
Comprehensive income (loss):
Net Income	—	—	—	—	—	78,982	78,982	—	78,982
Unrealized gain on derivatives	—	—	—	—	3,276	—	3,276	—	3,276
Unrealized loss on auction rate securities	—	—	—	—	(79)	—	(79)	—	(79)

Total comprehensive income, net of tax	—	—	—	—	3,197	78,982	82,179	—	82,179

Amortization of unearned stock compensation	—	—	4,668	—	—	—	4,668	—	4,668
Restricted stock issues, net	335,994	3	259	—	—	—	262	—	262
Exercise of stock options	34,233	—	126	—	—	—	126	—	126
Tax effect of exercise of stock options	—	—	(1,089)	—	—	—	(1,089)	—	(1,089)

Balance at Sept. 30, 2009	120,020,087	$1,200	$513,309	$(105,038)	$(8,196)	$473,681	$874,956	$—	$874,956

See Notes to Condensed Consolidated Financial Statements.

GLOBAL INDUSTRIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30
	2010	2009
Cash Flows From Operating Activities
Net income (loss)	$(47,671)	$78,982
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and non-stock-based amortization	35,468	47,427
Stock-based compensation expense	6,659	5,207
Provision for doubtful accounts	341	3,161
Gain on sale or disposal of property and equipment	(23,964)	(9,207)
Derivative (gain) loss	413	(838)
Loss on asset impairments	48,869	958
Deferred income taxes	(18,990)	7,006
Excess tax benefits from stock-based compensation	—	(57)
Other	1,543	—
Changes in operating assets and liabilities
Accounts receivable, unbilled work, and contract costs	92,154	5,403
Prepaid expenses and other	(7,760)	(15,938)
Accounts payable, employee-related liabilities, and other accrued liabilities	(23,802)	(59,310)
Deferred dry-docking costs incurred	(2,169)	(6,465)

Net cash provided by (used in) operating activities	61,091	56,329

Cash Flows From Investing Activities
Proceeds from the sale of assets	35,512	26,915
Advance deposits on asset sales	5,750	—
Additions to property and equipment	(132,280)	(79,018)
Sale of marketable securities	41,414	—
Decrease in (additions to) restricted cash	(3,407)	93,377

Net cash provided by (used in) investing activities	(53,011)	41,274

Cash Flows From Financing Activities
Repayment of long-term debt	(3,960)	(3,960)
Payments on long-term payables for property and equipment acquisitions	(26,031)	—
Proceeds from sale of common stock, net	19	126
Repurchase of common stock	(725)	(283)
Additions to deferred charges	(563)	(596)
Excess tax benefits from stock-based compensation	—	57
Other	60	—

Net cash provided by (used in) financing activities	(31,200)	(4,656)

Effect of exchange rate changes on cash	634	—

Cash and cash equivalents
Increase (decrease)	(22,486)	92,947
Beginning of period	344,855	287,669

End of period	$322,369	$380,616

Supplemental Disclosures
Interest paid, net of amounts capitalized	$10,227	$11,128
Income taxes paid	$2,347	$10,271
Property and equipment additions included in accounts payable	$55,150	$71,154

See Notes to Condensed Consolidated Financial Statements.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1.	General
Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Global Industries, Ltd. and its subsidiaries (“Company,” “we,” “us,” or “our”).

In the opinion of our management, all adjustments (such adjustments consisting of a normal and recurring nature) necessary for a fair presentation of the operating results for the interim periods presented have been included in the unaudited Condensed Consolidated Financial Statements. Operating results for the period ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These financial statements should be read in conjunction with our audited Consolidated Financial Statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

ASU No. 2009-17. In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities” (ASC Topic 810-10). This updated guidance requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. It also requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This update is codified in ASU No. 2009-17 and is effective for our fiscal year beginning January 1, 2010. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.
2.	Restricted Cash
At September 30, 2010, we had approximately $4.5 million of restricted cash, which included $3.4 million for excess project funds denominated in Indian rupees and held at the Reserve Bank of India related to our Asia Pacific/Middle East segment. These funds can only be repatriated after the project accounts are audited and tax clearances obtained. We expect the period of restriction on this cash will not exceed twelve months and is therefore classified as a current asset on the Condensed Consolidated Balance Sheets. The remaining $1.1 million restricted cash was comprised of cash deposits related to foreign currency exchange arrangements. Restrictions with respect to these deposits will remain in effect until we terminate the associated foreign currency exchange arrangement.

3.	Marketable Securities
During the three months ended September 30, 2010, we redeemed, at par, the remaining $0.8 million balance of our auction rate securities, which are variable rate bonds tied to short-term interest rates which reset through a Dutch auction at predetermined short intervals. As of December 31, 2009, we held $42.0 million at par value in auction rate securities that were issued by municipalities and state education agencies. The auction rate securities issued by state education agencies represented pools of student loans for which repayment is substantially guaranteed by the U.S. government under the Federal Family Education Loan Program. All of our investments in auction rate securities had at least a double A rating. As of December 31, 2009, the par value of our auction rate securities issued by municipalities and state education agencies was $12.0 million and $30.0 million, respectively.

Auction Rate Securities under Settlement Agreement — Due to continuing failures of auctions for our auction rate securities, we entered into an auction rate security rights agreement (the “Settlement”) with UBS Financial Services, Inc. (“UBS”) in November 2008 that permitted us to sell, or put, certain auction rate securities back to UBS at par value at any time during the period from June 30, 2010 through July 2, 2012. As of December 31, 2009, the par value of our auction rate securities covered under the Settlement was $30.8 million. These auction rate securities were classified as trading securities; consequently, we were required to assess the fair value of these auction rate securities and of the Settlement and to record changes in earnings each period until the Settlement was exercised and the securities were sold.

As of December 31, 2009, the fair value of the auction rate securities covered under the Settlement was $28.5 million, a decline of $2.3 million from par value. However, as we would be permitted to put these securities back to UBS at par, the fair value assessment of the Settlement was measured at an offsetting $2.3 million. Because all auction rate securities covered under the Settlement were either sold or put to UBS during the nine months ended September 30, 2010, we reversed the other-than-temporary impairment of $2.3 million on the auction rate securities and the offsetting gain of $2.3 million on the fair value assessment of the Settlement. These changes were reflected in Other income (expense), net for the nine months ended September 30, 2010. As of September 30, 2009, the fair value of the auction rate securities covered under the Settlement was $28.0 million, a decline of $2.8 million from par value, but an improvement in the $3.1 million impairment recognized at December 31, 2008. For the three months and nine months ended September 30, 2009, we reversed $1.4 million and $0.3 million, respectively, of the other-than-temporary impairment on the auction rate securities. For the three months and nine months ended September 30, 2009, we also reversed $1.4 million and $0.3 million, respectively, of the gain on the fair value assessment of the Settlement. These changes were reflected in Other income (expense), net on the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2009.

Auction Rate Securities Not Covered under Settlement — As of December 31, 2009, the par value of our auction rate securities not covered under the Settlement was $11.2 million. In March 2010, we sold $11.2 million of our auction rate securities not covered under the Settlement for $10.7 million. We recognized the $0.5 million loss on the sale of the securities in Other income (expense), net on the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2010.
4.	Derivatives
We provide services in a number of countries throughout the world and, as a result, are exposed to changes in foreign currency exchange rates. Costs in some countries are incurred, in part, in currencies other than the applicable functional currency. We selectively use forward foreign currency contracts to manage our foreign currency exposure. Our outstanding forward foreign currency contracts at September 30, 2010 are used to hedge (i) cash flows for long-term charter payments on a multi-service vessel denominated in Norwegian kroners, (ii) certain purchase commitments related to the construction of the Global 1201 denominated in Singapore dollars and (iii) a portion of the operating costs of our Asia Pacific/Middle East segment that are denominated in Singapore dollars.

The Norwegian kroner forward contracts have maturities extending until June 2011 and are accounted for as cash flow hedges with the effective portion of unrealized gains and losses recorded in Accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For the three and nine months ended September 30, 2010, there was no ineffective portion of the hedging relationship for these forward contracts. As of September 30, 2010 and December 31, 2009, there were $0.3 million and $0.6 million, respectively, in unrealized gains, net of taxes, in Accumulated other comprehensive income (loss). Included in the September 30, 2010 total is approximately $0.3 million which is expected to be realized in earnings during the twelve months following September 30, 2010. As of September 30, 2010, these contracts are included in Prepaid expenses and other on the Condensed Consolidated Balance Sheets, valued at $0.4 million. As of December 31, 2009, these contracts are included in Prepaid expenses and other and Other assets on the Condensed Consolidated Balance Sheets, valued at $0.7 million and $0.2 million, respectively. For the three months and nine months ended September 2010, we recorded $0.01 million in realized losses and $0.2 million in realized gains, respectively, related to these contracts which are included in Cost of operations on the Condensed Consolidated Statement of Operations. For the three months and nine months ended September 30, 2009, we recorded $0.1 million in realized gains and $0.6 million in realized losses, respectively, related to these contracts which are included in Cost of operations on the Condensed Consolidated Statement of Operations.

Our Singapore dollar contracts have maturities extending until May 2011. We have not elected hedge treatment for these contracts. Consequently, changes in the fair value of these instruments and cash settlements are recorded in Other income (expense), net on the Condensed Consolidated Statement of Operations. For the three months and nine months ended September 30, 2010, we recorded $0.5 million in gains and $0.1 million in losses, respectively, related to these contracts. For the three and nine months ended September 30, 2009, we recorded $0.4 million and $0.8 million, respectively, in gains related to these contracts. As of September 30, 2010, these contracts are included in Prepaid expenses and other on the Condensed Consolidated Balance Sheets valued at $0.5 million. As of December 31, 2009, the fair value of these contracts was $0.9 million and is included in Prepaid expenses and other on the Condensed Consolidated Balance Sheets.
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
Our financial instruments include cash and short-term investments, investments in auction rate securities, accounts receivable, accounts payable, debt, and forward foreign currency contracts. Except as described below, the estimated fair value of such financial instruments at September 30, 2010 and December 31, 2009 approximates their carrying value as reflected in our Condensed Consolidated Balance Sheets.

Our debt consists of our United States Government Ship Financing Title XI bonds and our Senior Convertible Debentures due 2027 (the “Senior Convertible Debentures”). The fair value of the bonds, based on current market conditions and net present value calculations, as of September 30, 2010 and December 31, 2009 was approximately $75.3 million and $74.4 million, respectively. The fair value of the debentures, based on quoted market prices, as of September 30, 2010 and December 31, 2009 was $229.9 million and $202.3 million, respectively.

Assets measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations.
Fair Value Measurements at September 30, 2010
(In thousands)

Description	Total	Level 1	Level 2	Level 3
Cash equivalents	$108,600	$108,600	$—	$—
Derivative contracts	884	—	884	—

Total	$109,484	$108,600	$884	$—

Fair Value Measurements at December 31, 2009
(In thousands)

Description	Total	Level 1	Level 2	Level 3
Cash equivalents	$63,797	$63,797	$—	$—
Marketable securities	41,847	—	—	41,847
Derivative contracts	1,827	—	1,827	—

Total	$107,471	$63,797	$1,827	$41,847

Financial instruments classified as Level 2 in the fair value hierarchy represent our forward foreign currency contracts. These contracts are valued using the market approach which uses prices and other information generated by market transactions involving identical or comparable assets or liabilities.

Financial instruments classified as Level 3 in the fair value hierarchy as of December 31, 2009 represent our previous investment in auction rate securities and the related put option described in Note 3 in which management used at least one significant unobservable input in the valuation model. We settled our remaining auction rate securities in the third quarter of 2010.

Due to the lack of observable market quotes on our auction rate securities portfolio, we utilized a valuation model that relied on Level 3 inputs including market, tax status, credit quality, duration, recent market observations and overall capital market liquidity. The valuation of the auction rate securities was subject to uncertainties that were difficult to predict. Factors that may have impacted our valuation included changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.

The following table presents a reconciliation of activity for such securities:
Changes in Level 3 Financial Instruments
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
Balance at beginning of period	$750	$41,035	$41,847	$42,375
Sales	(750)	—	(41,414)	—
Total gains or (losses):
Realized losses included in other income (expense), net	—	—	(561)	—
Changes in net unrealized gain (losses) included in other comprehensive income	—	1,218	128	(122)

Balance at end of period	$—	$42,253	$—	$42,253

In the third quarter of 2010, we classified the Cherokee, a DLB, and the CB6, a material barge, in our North America OCD segment to Assets held for sale. Consequently, we remeasured the fair value of these assets using a valuation model that relies on Level 3 inputs including market data of recent sales of similar assets, our prior experience in the sale of similar assets, and price of third party offers for the assets. The fair value of these assets of $18.2 million exceeds their carrying amount of $9.4 million; therefore, no impairment was incurred upon classification to assets held for sale. The remaining assets held for sale continue to be held at the lower of their carrying value or net realizable value.
6.	Goodwill
We perform our annual impairment analysis of goodwill as of January 1 each year or more often if circumstances indicate that an impairment may exist. We test each of our reporting units for goodwill impairment. Our reporting units are the same as our reporting segments. The goodwill impairment test requires a two-step process. The first step consists of comparing the estimated fair value of each reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, then it is not considered impaired and no further analysis is required. If step one indicates that the estimated fair value of a reporting unit is less than its carrying value, then impairment potentially exists and the second step is performed to measure the amount of goodwill impairment. Goodwill impairment exists when the estimated implied fair value of a reporting unit’s goodwill is less than its carrying value.

During the third quarter, we tested the goodwill of the Latin America and North America OCD reporting units for potential impairment in light of losses incurred during the period and weaker outlook for future performance.

We compared the carrying value of each reporting unit to its estimated fair value as of September 30, 2010. We estimated the fair value of the Latin America reporting unit based on a weighting of both the income approach and the market approach. Although considered, the market approach was not used to estimate the fair value of the North America OCD reporting unit, as comparable enterprises, gross margins, and market-based growth rates were determined not to be representative. The discounted cash flows for each reporting unit that served as the primary basis for the income approach were based on financial forecasts developed by management. The annual growth rates in revenues forecasted for each reporting unit for the first five years of our projections ranged between negative 5.0% and 33.9%. The terminal value was calculated using an exit multiple of 4.5 times forecasted 2015 EBITDA based on an implied internal rate of return for the Company of 11.1%. The income approach valuations also included reporting unit cash flow discount rates, representing each reporting unit’s estimated weighted cost of capital. The weighted average cost of capital was estimated to be 13.0% for the Latin America reporting unit and 12.6% for the North America OCD reporting unit. The market approach applied pricing multiples derived from publicly-traded companies that are comparable to the respective reporting unit to determine its value. To estimate the value of the Latin America reporting unit under the market approach, we utilized an enterprise value/2011 forecasted EBITDA multiple of 5.3 times. Publicly-available information regarding our market capitalization was also considered in assessing the reasonableness of the cumulative fair value of our reporting units.

As a result of the first step of our goodwill impairment test as of September 30, 2010, we estimated that the fair values of our Latin America and North America OCD reporting units were less that their respective carrying amounts, indicating impairment may exist. Because indicators of impairment existed, we performed the second step of the test to determine the implied fair value of goodwill for our North America OCD and Latin America reporting units. The implied fair value of goodwill was measured as the excess of the estimated fair value of each reporting unit over the amounts assigned to its assets and liabilities. The impairment loss for each reporting unit was measured by the amount that the carrying value of goodwill exceeded the implied fair value of the goodwill. Based on this assessment, we recorded an impairment charge of $37.4 million ($36.3 million for Latin America and $1.1 million for North America OCD) in the third quarter of 2010, which represented 100% of the reporting units’ goodwill prior to the impairment charge.

The following table details our recorded goodwill as of September 30, 2010 and December 31, 2009:

	North America	Latin
	OCD	America	Total
		(In thousands)
Balance at December 31, 2009	$1,086	$36,302	$37,388
Goodwill impairment	(1,086)	(36,302)	(37,388)

Balance at September 30, 2010	$—	$—	$—

7.	Receivables
Our receivables are presented in the following balance sheet accounts: (1) Accounts receivable, (2) Accounts receivable — long term, (3) Unbilled work on uncompleted contracts, and (4) Contract costs incurred not yet recognized. Accounts receivable are stated at net realizable value, and the allowances for uncollectible accounts were $2.8 million and $2.8 million at September 30, 2010 and December 31, 2009, respectively. Accounts receivable at September 30, 2010 and December 31, 2009 included $1.1 million and $25.0 million, respectively, of retainage, which represents the short-term portion of amounts not immediately collectible due to contractually specified requirements. Accounts receivable — long term at September 30, 2010 and December 31, 2009 represented amounts related to retainage which were not expected to be collected within the next twelve months.

Receivables also included claims and unapproved change orders of $8.6 million at September 30, 2010 and $28.0 million at December 31, 2009. These claims and change orders are amounts due for extra work and/or changes in the scope of work on certain projects.

The costs and estimated earnings on uncompleted contracts are presented in the following table:

	September 30	December 31
	2010	2009
	(In thousands)
Costs incurred and recognized on uncompleted contracts	$234,691	$891,530
Estimated earnings	30,261	66,179

Costs and estimated earnings on uncompleted contracts	264,952	957,709
Less: Billings to date	(215,170)	(873,636)

	49,782	84,073
Plus: Accrued revenue(1)	23,477	8,496
Less: Advance billing on uncompleted contracts	—	(175)

	$73,259	$92,394

Included in accompanying balance sheets under the following captions:
Unbilled work on uncompleted contracts	$73,259	$92,569
Other accrued liabilities	—	(175)

	$73,259	$92,394

(1)	Accrued revenue represents unbilled amounts receivable related to work performed on projects for which the percentage of completion method is not applicable.
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

Net Gains and (Losses) on Asset Disposal consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30		September 30
Segment	2010	2009	2010	2009
		(In thousands)
North America OCD	$2,734	$—	$2,734	$—
North America Subsea	—	(64)	25	5,003
Latin America	9,473	(2)	9,473	(13)
West Africa	11,626	(145)	11,618	643
Asia Pacific/ Middle East	(12)	(63)	128	3,600
Corporate	(2)	—	(13)	(26)

	$23,819	$(274)	$23,965	$9,207

Losses on Asset Impairments consisted of the following:

		Three Months Ended		Nine Months Ended
		September 30		September 30
Segment	Description of Asset	2010	2009	2010	2009
		(In thousands)
North America OCD	Other equipment	$—	$—	$5,038	$—
North America Subsea	Two DSVs and one dive system in 2010 and one DSV and three dive systems in 2009	548	—	1,260	768
Latin America	One DSV	—	—	—	190
Asia Pacific/Middle East	One DSV and other equipment	—	—	5,184	—

		$548	$—	$11,482	$958

In accordance with accounting guidance, long-lived assets held for sale are carried at the lower of the asset’s carrying value or net realizable value and depreciation ceases.

Assets Held for Sale consisted of the following:

		September 30		December 31
Segment	Description of Asset	2010	Description of Asset	2009
		(In thousands)		(In thousands)
North America OCD	One DLB, one material barge and other equipment	$12,933	None	$—
West Africa	None	—	One DLB, one DSV, and other equipment	6,832
Asia Pacific/Middle East	One OSV and other equipment	4,194	One OSV and other equipment	9,320

		$17,127		$16,152

9.	Property and Equipment
The components of property and equipment, at cost, and the related accumulated depreciation are as follows:

	September 30	December 31
	2010	2009
	(In thousands)
Land	$6,322	$6,322
Facilities and equipment	180,571	183,526
Marine vessels	423,665	474,208
Construction in progress	506,019	375,360

Total property and equipment	1,116,577	1,039,416
Less: Accumulated depreciation	(296,711)	(316,597)

Property and equipment, net	$819,866	$722,819

Expenditures for property and equipment and items that substantially increase the useful lives of existing assets are capitalized at cost and depreciated. Routine expenditures for repairs and maintenance are expensed as incurred. We capitalized $4.5 million and $3.9 million of interest costs for the three months ended September 30, 2010 and 2009, respectively. We capitalized $13.4 million and $10.5 million of interest costs for the nine months ended September 30, 2010 and 2009, respectively. Except for major construction vessels that are depreciated on the units-of-production (“UOP”) method over estimated vessel operating days, depreciation is provided utilizing the straight-line method over the estimated useful lives of the assets. The UOP method is based on vessel utilization days and more closely correlates depreciation expense to vessel revenue. In addition, the UOP method provides for a minimum depreciation floor in periods with nominal vessel use. In general, if we applied only a straight-line depreciation method instead of the UOP method, less depreciation expense would be recorded in periods of high utilization and revenues, and more depreciation expense would be recorded in periods of low vessel utilization and revenues.
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

The below table presents dry-docking costs incurred and amortization for all periods presented:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Net book value at beginning of period	$34,123	$50,538	$41,825	$61,552
Additions for the period	—	1,209	2,169	6,465
Reclassifications to assets held for sale	(8,090)	—	(9,761)	(4,914)
Amortization expense for the period	(3,966)	(5,251)	(12,166)	(16,607)

Net book value at end of period	$22,067	$46,496	$22,067	$46,496

11.	Long-Term Debt
The components of long-term debt are as follows:

	September 30	December 31
	2010	2009
	(In thousands)
Senior Convertible Debentures due 2027, 2.75%
Principal amount of debt component	$325,000	$325,000
Less: Unamortized debt discount	81,360	88,054

Carrying amount of debt component	243,640	236,946
Title XI Bonds due 2025, 7.71%	57,420	61,380
Revolving Credit Facility	—	—

Total long-term debt	301,060	298,326
Less: Current maturities	3,960	3,960

Long-term debt less current maturities	$297,100	$294,366

Senior Convertible Debentures

On January 1, 2009, we implemented new accounting guidance which changed the accounting treatment of our Senior Convertible Debentures due 2027 (the “Debentures”). This guidance requires cash settled convertible debt to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component is the estimated fair value of similar debentures without the conversion feature. The difference between the debenture cash proceeds and this estimated fair value was recorded as debt discount and is being amortized to interest expense over the 10-year period ending August 1, 2017. This is the earliest date that holders of the Debentures may require us to repurchase all or part of their Debentures for cash.

The Debentures are convertible into cash, and if applicable, into shares of our common stock, or under certain circumstances and at our election, solely into our common stock, based on a conversion rate of 28.1821 shares per $1,000 principal amount of the Debentures, which represents an initial conversion price of $35.48 per share. As of September 30, 2010 and December 31, 2009, the Debentures’ if-converted value does not exceed the Debentures’ principal of $325 million.

The equity component of the Debentures is comprised of the following:

	September 30	December 31
	2010	2009
	(In thousands)
Debt discount on issuance	$107,261	$107,261
Less: Issuance costs	2,249	2,249
Deferred income tax	36,772	36,772

Carrying amount of equity component	$68,240	$68,240

The table below presents interest expense for the Debentures:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Contractual interest coupon, 2.75%	$2,235	$2,235	$6,703	$6,703
Amortization of debt discount	2,277	2,116	6,694	6,219

Total Debentures interest expense	$4,512	$4,351	$13,397	$12,922

Effective interest rate	7.5%	7.5%	7.5%	7.5%
Revolving Credit Facility

Our Revolving Credit Facility, which matures on October 18, 2012, provides a borrowing capacity of up to $150.0 million. As of September 30, 2010, we had no borrowings against the facility, $44.2 million of letters of credit outstanding thereunder, and available credit of $105.8 million. Due to the subsequent sale of two vessels mortgaged under the Revolving Credit Facility, our effective maximum borrowing capacity has been reduced to approximately $134.1 million as of October 31, 2010.

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

When we finalized the Revolving Credit Facility amendment on June 16, 2010, the financial impact of the oil spill in the U.S. Gulf of Mexico was not forecasted to be as significant as it has since evolved to be. In addition, we experienced project losses on two ongoing projects in Mexico. Consequently, as a result of our operating performance, we did not meet the minimum fixed charge coverage ratio covenant or the minimum EBITDA covenant of our amended Revolving Credit Facility as of September 30, 2010. On November 3, 2010, the financial institutions participating in the Revolving Credit Facility waived compliance with the covenant conditions for the third quarter.

Our current financial projections indicate that we may not meet the minimum fixed charge coverage ratio covenant or the minimum EBITDA covenant under the amended Revolving Credit Facility in the fourth quarter of 2010 and continuing into 2011. We are currently in discussion with our lenders regarding these potential violations. If we do not meet these covenants, we may be required to cash collateralize our outstanding letters of credit or explore other alternatives with respect to the covenant violations. If we are required to cash collateralize letters of credit, it would reduce our available cash and may impact our ability to bid on future projects. Further, upon a covenant violation and the declaration of an event of default by our lenders, under the cross default provisions of our Title XI bonds (1) we may be subject to additional reporting requirements, (2) we may be subject to additional covenants restricting our operations, and (3) the Maritime Administration of the U.S. Department of Transportation (“MarAd”), guarantor of the bonds, may institute procedures that could ultimately allow the bondholders the right to demand payment of the bonds from MarAd. MarAd can alternatively assume the obligation to pay the bonds when due. As we have no outstanding indebtedness under our Revolving Credit Facility, an event of default related to the covenant failure would not trigger the cross default provision of our Senior Convertible Debentures. It is not possible at this time to predict the outcome of discussions with our lenders or the effect that these potential violations may have on our financial position.

Our Revolving Credit Facility has a customary cross default provision triggered by a default of any of our other indebtedness, the aggregate principal amount of which is in excess of $5 million.

We also have a $6.0 million short-term credit facility at one of our foreign locations. At September 30, 2010, we had $3.0 million of letters of credit outstanding and $3.0 million of credit availability under this particular credit facility.
12.	Commitments and Contingencies
Commitments

Construction and Purchases in Progress — The estimated cost to complete capital expenditure projects in progress at September 30, 2010 was approximately $198.2 million, of which $90.6 million is obligated through contractual commitments. The total estimated cost primarily represents expenditures for construction of the Global 1200 and Global 1201, our new generation derrick/pipelay vessels. This amount includes aggregate commitments of 44.0 million Singapore dollars (or $33.4 million as of September 30, 2010) and 4.5 million Euros or ($6.2 million as of September 30, 2010). We have entered into forward contracts to purchase 7.5 million Singapore dollars to hedge certain purchase commitments related to the construction of the Global 1201 and 2.5 million Singapore dollars to hedge operating expenses related to our Asia Pacific/Middle East segment.

Off Balance Sheet Arrangements — In the normal course of our business activities, and pursuant to agreements or upon obtaining such agreements to perform construction services, we provide guarantees, bonds, and letters of credit to customers, vendors, and other parties. At September 30, 2010, the aggregate amount of these outstanding bonds was $33.4 million, which are scheduled to expire between October 2010 and September 2011, and the aggregate amount of outstanding letters of credit was $44.6 million, which are due to expire between October 2010 and March 2014.

Contingencies

During the fourth quarter of 2007, we received a payroll tax assessment for the years 2005 through 2007 from the Nigerian Revenue Department valued at $18.5 million based on the exchange rate of the Nigerian naira as of September 30, 2010. The assessment alleges that certain expatriate employees, working on projects in Nigeria, were subject to personal income taxes, which were not paid to the government. We filed a formal objection to the assessment on November 12, 2007. We do not believe these employees are subject to the personal income tax assessed; however, based on past practices of the Nigerian Revenue Department, we believe this matter will ultimately have to be resolved by litigation. We do not expect the ultimate resolution to have a material adverse effect on our future operating results.

During 2008, we received an additional assessment from the Nigerian Revenue Department valued at $37.9 million, based on the exchange rate of the Nigerian naira as of September 30, 2010, for tax withholding related to third party service providers. The assessment alleges that taxes were not withheld from third party service providers for the years 2002 through 2006 and remitted to the Nigerian government. We have filed an objection to the assessment. We do not expect the ultimate resolution to have a material adverse effect on our future operating results.

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

13.	Comprehensive Income

Other Comprehensive Income — The differences between net income (loss) and comprehensive income (loss) for each of the comparable periods presented are as follows.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
	(In thousands)
Net income (loss)	$(27,719)	$14,018	$(47,671)	$78,982
Unrealized gain (loss) on derivatives	883	2,077	(531)	5,041
Unrealized gain (loss) on auction rate securities	—	1,218	—	(122)
Reclassification of loss on auction rate securities	—	—	83	—
Deferred tax benefit (expense)	(309)	(1,154)	186	(1,722)

Comprehensive income (loss)	(27,145)	16,159	(47,933)	82,179
Less: Comprehensive income attributable to noncontrolling interest	139	—	139	—

Comprehensive income (loss) attributable to Global Industries, Ltd.	$(27,284)	$16,159	$(48,072)	$82,179

Accumulated Other Comprehensive Income (Loss) — A roll-forward of the amounts included in accumulated other comprehensive income (loss), net of taxes, is shown below.

	Cumulative
	Foreign	Forward		Accumulated
	Currency	Foreign	Auction	Other
	Translation	Currency	Rate	Comprehensive
	Adjustment	Contracts	Securities	Income (Loss)
Balance at December 31, 2009	$(8,978)	$615	$(83)	$(8,446)
Change in value	—	(587)	83	(504)
Reclassification to earnings	—	242	—	242

Balance at September 30, 2010	$(8,978)	$270	$—	$(8,708)

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

14.	Stock-Based Compensation

We recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards.

The table below sets forth the total amount of stock-based compensation expense for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
	(In thousands)
Stock-based compensation expense
Stock options	$198	$156	$423	$613
Time-based restricted stock	1,012	1,319	5,355	3,912
Performance shares and units	(34)	286	881	682

Total stock-based compensation expense	$1,176	$1,761	$6,659	$5,207

During the three months ended September 30, 2010 and 2009, 109,500 and 141,622 shares of restricted stock, respectively, vested. During the nine months ended September 30, 2010 and 2009, 345,792 and 486,679 shares of restricted stock, respectively, vested. In addition, during the nine months ended September 30, 2010, 403,700 shares of stock with immediate vesting were awarded to managerial employees. Pursuant to the terms of the Non-Employee Director Compensation Policy, 45,729 and 107,969 shares, of stock with immediate vesting, respectively, were awarded to our directors during the three and nine months ended September 30, 2010. During both the three and nine months ended September 30, 2009, 22,696 shares of restricted stock with immediate vesting were awarded to our directors.

15.	Other Income (Expense), net

Components of other income (expense), net are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
	(In thousands)
Foreign exchange rate gain (loss)	$381	$(2,488)	$511	$1,864
Derivative contract gain (loss)	510	354	(144)	838
Loss on sale of auction rate securities	—	—	(561)	—
Insurance settlement	—	1,750	—	2,728
Other	384	393	463	1,149

Total	$1,275	$9	$269	$6,579

16.	Income Taxes

Our effective tax rate for the three and nine months ended September 30, 2010 was (22.4)% and 32.3%, respectively, compared to 22.8% and 22.0%, respectively, for the three and nine months ended September 30, 2009. For 2010, the goodwill impairment recognized in our Latin America segment, where the effective tax rate is lower than the corporate tax rate in the United States of 35%, could not be tax benefitted. In addition, losses were incurred in jurisdictions with effective tax rates of 35% that could be fully tax benefited while income was earned in jurisdictions with low tax rates. This mix of losses in higher tax jurisdictions offset by income in low tax jurisdictions and the goodwill impairment results in a lower year to date effective tax rate when compared to the corporate tax rate in the United States of 35%. The change in tax rate from 58.2% for the six months ended June 30, 2010 to 32.3% for the nine months ended September 30, 2010 resulted in a cumulative tax adjustment of $12.4 million which increased the net loss for the third quarter of 2010.

During the second and third quarters of 2010, the statute of limitations for several uncertain tax positions expired. As a result, we have reduced our unrecognized tax benefits in the amount of $0.04 million and our interest expense associated with these items in the amount of $0.08 million for the three months ended September 30, 2010. For the nine months ended September 30, 2010, we have reduced our unrecognized tax benefits in the amount of $0.2 million and our interest expense associated with these items in the amount of $0.5 million. We recognize interest expense and penalties related to unrecognized tax benefits as part of our non-operating expenses.

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

The following table presents information necessary to calculate earnings (loss) per share of common stock for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
	(In thousands, except per share data)
Basic EPS:
Net income (loss) attributable to Global Industries, Ltd.	$(27,858)	$14,018	$(47,810)	$78,982
Less earnings attributed to shareholders of non-vested restricted stock	—	(144)	—	(871)

Earnings (loss) attributed to common shareholders	$(27,858)	$13,874	$(47,810)	$78,111

Weighted-average number of common shares outstanding—basic	113,959	112,693	113,721	112,550

Basic earnings (loss) per common share	$(0.24)	$0.12	$(0.42)	$0.69

Diluted EPS:
Earnings (loss) attributable to common shareholders—basic	$(27,858)	$13,874	$(47,810)	$78,111
Adjustment to earnings (loss) attributable to common shareholders for redistribution to shareholders of non-vested restricted stock	—	—	—	5

Adjusted earnings (loss) attributable to common shareholders—diluted	$(27,858)	$13,874	$(47,810)	$78,116

Weighted average number of common shares outstanding—basic	113,959	112,693	113,721	112,550
Dilutive effect of potential common shares:
Stock options	—	41	—	24
Performance units	—	544	—	544

Weighted-average number of common shares outstanding—diluted	113,959	113,278	113,721	113,118

Diluted net income (loss) per common share	$(0.24)	$0.12	$(0.42)	$0.69

Anti-dilutive shares primarily represent options where the strike price was in excess of the average market price of our common stock for the period reported and are excluded from the computation of diluted earnings per share. All potentially dilutive shares of common stock were excluded for the three and nine months ended September 30, 2010 as the net loss results in such shares being anti-dilutive. Excluded anti-dilutive shares totaled 2.0 million and 1.7 million for the three months ended September 30, 2010 and 2009, respectively. Excluded anti-dilutive shares totaled 2.0 million and 1.8 million for the nine months ended September 30, 2010 and 2009, respectively.

The net settlement premium obligation on the Senior Convertible Debentures was not included in the dilutive earnings per share calculation for the three or nine months ended September 30, 2010 and 2009 because the conversion price of the debentures was in excess of our common stock price.

18.	Treasury Stock

In May 2010, we retired 6.1 million shares of treasury stock. These shares have been cancelled and restored to the status of authorized and unissued shares.

19.	Segment Information

The following table presents information about the profit (or loss) for the three and nine months ended September 30, 2010 and 2009 of each of our five reportable segments: North America Offshore Construction Division (“OCD”), North America Subsea, Latin America, West Africa, and Asia Pacific/Middle East.

Effective January 1, 2010, we combined our Middle East and Asia Pacific/India segments into the Asia Pacific/Middle East segment. The equipment and personnel assigned to each of these segments as well as the executive management thereof were consolidated during 2009; therefore, we made the decision to combine the segments. The combined reporting segment will continue to pursue projects in both regions. This change has been reflected as a retrospective change to the financial information for the three and nine months ended September 30, 2009, presented below. This change did not affect our condensed consolidated balance sheets, condensed consolidated statements of operations, or condensed consolidated statements of cash flows.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
	(In thousands)
Total segment revenues
North America OCD	$26,442	$60,011	$45,846	$108,961
North America Subsea	42,380	46,343	102,873	112,093
Latin America	72,020	35,749	148,462	185,534
West Africa	—	(529)	—	101,039
Asia Pacific/Middle East	57,867	76,101	132,843	285,777

Subtotal	198,709	217,675	430,024	793,404

Intersegment eliminations
North America OCD	(5,902)	—	(5,902)	—
North America Subsea	(3,306)	(13,957)	(6,042)	(25,394)

Subtotal	(9,208)	(13,957)	(11,944)	(25,394)

Consolidated revenues	$189,501	$203,718	$418,080	$768,010

Income (loss) before taxes
North America OCD	$4,192	$12,903	$(10,603)	$4,924
North America Subsea	8,656	10,267	3,920	25,972
Latin America	(50,882)	(10,642)	(62,438)	11,825
West Africa	10,490	(2,709)	7,170	30,150
Asia Pacific/Middle East	12,798	15,670	15,634	50,264
Corporate	(7,906)	(7,320)	(24,060)	(21,925)

Consolidated income (loss) before taxes	$(22,652)	$18,169	$(70,377)	$101,210

The following table presents information about the assets of each of our reportable segments as of September 30, 2010 and December 31, 2009.

	September 30	December 31
	2010	2009
	(In thousands)
Segment assets at period end
North America OCD	$112,219	$140,806
North America Subsea	160,196	180,230
Latin America	139,691	223,699
West Africa	27,408	98,897
Asia Pacific/Middle East	223,614	257,853
Corporate	769,981	622,708

Consolidated segment assets at period end	$1,433,109	$1,524,193

20.	Related Party Transactions

Mr. William J. Doré, our founder and a member of our Board of Directors, is also a beneficial owner of more than 5% of our outstanding common stock. We are parties to a retirement and consulting agreement, as amended, with him. Pursuant to the terms of the agreement, we recorded expense of $100,000 and $300,000 for services provided for both the three and nine months ended September 30, 2010 and 2009, respectively. We also recorded expenses of $16,800 for the nine months ended September 30, 2010, for use of Mr. Doré’s hunting lodge related to two business development trips.

21.	Noncontrolling Interest

Global International Vessels, Ltd. (“GIV”), a private limited company incorporated under the laws of the Cayman Islands, is a wholly owned subsidiary of the company. On August 10, 2010, GIV sold 60,000 ordinary shares (30 percent) of KGL Ltd. (“KGL”), its wholly owned subsidiary incorporated under the laws of Labuan, to Selecta Flow (M) Sdn. Bhd. (“SF”), incorporated under the laws of Malaysia. SF’s 30% share of the net income of KGL is reported as Net income attributable to noncontrolling interest on our Condensed Consolidated Statement of Operations. SF’s 30% share in the equity of KGL is reported as Noncontrolling interest in the Equity section of our Condensed Consolidated Balance Sheet.

22.	Relocation and Severance Plan

In May 2010, under the leadership of our new executive team, the decision was made to centralize critical functions of our company in Houston, Texas. In an effort to improve alignment and project execution, we decided to centralize critical operational functions. These functions include project management; engineering; operations and fleet management; marketing and business development; supply chain management; health, safety, and environmental; and human resources. Many of these functions are currently performed at our offices located both in Carlyss, Louisiana and Houston, Texas.

On September 1, 2010, we announced our plan to consolidate operations in several of these functions and to relocate 15 employees from our office in Carlyss to Houston. Pursuant to the terms of the plan, we will pay all qualifying relocation costs for those employees who accept the relocation offer. We expect the relocation will be completed by February 28, 2011. We accrued the total estimated relocation costs of $0.8 million, which are included in Relocation costs and Cost of operations on the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2010.

Employment for certain employees who were not offered relocation packages or who decline the relocation offer will be terminated, effective March 31, 2011. Termination benefits will be paid to the affected employees in accordance with our existing severance policy and are estimated to be approximately $0.06 million. Those employees who remain through the transition, which we expect to be completed by March 31, 2011, will receive an additional one-time termination benefit. We began accruing the total estimated one-time termination benefits of approximately $0.06 million ratably over the seven month period ending March 31, 2011. The $0.01 million amount accrued in the third quarter is included in Relocation costs on the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2010.

The following table presents the total expenses incurred under the relocation and severance plan by reporting segment:

	Three Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2010
		One-time		One-time
	Relocation	termination	Relocation	termination
	Costs	benefits	Costs	benefits
	(In thousands)
North America OCD	$—	$6	$—	$6
Corporate	838	2	838	2

Total	$838	$8	$838	$8

A roll-forward of the accrued liability, which is included in Employee-related liabilities on the Condensed Consolidated Balance Sheets as of September 30, 2010, is presented in the following table:

		One-time
	Relocation	termination
	Costs	benefits
	(In thousands)
Balance at December 31, 2009	$—	$—
Costs incurred or charged to expense	838	8
Costs paid or settled	(8)	—

Balance at September 30, 2010	$830	$8

23.	Subsequent Events

On October 1, 2010, we sold the CB6 for $3.2 million resulting in a gain of $0.9 million. We have received $17.0 million for the sale of the Cherokee and the anticipated delivery date of the vessel to the purchaser is November 9, 2010. Due to the sale of these vessels, which were mortgaged under the Revolving Credit Facility, our effective maximum borrowing capacity has been reduced to approximately $134.1 million as of October 31, 2010.

As a result of our operating performance, we did not meet the minimum fixed charge coverage ratio covenant or the minimum EBITDA covenant of our amended Revolving Credit Facility as of September 30, 2010. On November 3, 2010, the financial institutions participating in the Revolving Credit Facility waived compliance with the covenant conditions for the third quarter.

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
In addition, various statements in this Quarterly Report on Form 10-Q, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. Those forward-looking statements appear in Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to our condensed consolidated financial statements in Part I, Item 1 of this report and elsewhere in this report. These forward-looking statements speak only as of the date of this report; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:
•	the level of capital expenditures in the oil and gas industry;

•	general economic and business conditions and industry trends;

•	risks inherent in doing business abroad;

•	the economic and regulatory impact of the oil spill in the U.S. Gulf of Mexico;

•	operating hazards related to working offshore;

•	our dependence on significant customers;

•	the level of offshore drilling activity;

•	possible delays or cost overruns, within or outside our control, related to construction projects;

•	our ability to attract and retain skilled workers;

•	environmental matters;

•	changes in laws and regulations;

•	the effects of resolving claims and variation orders;

•	adverse outcomes from legal and regulatory proceedings;

•	our ability to obtain surety bonds, letters of credit, and financing;

•	our availability of capital resources;

•	our ability to obtain new project awards and utilize our new vessels;

•	delays or cancellation of projects included in backlog;

•	fluctuations in the prices of or demand for oil and gas;

•	our ability to comply with covenants in our credit agreements and other debt instruments and availability, terms and deployment of capital; and

•	foreign exchange, currency, and interest rate fluctuations.
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
The following discussion presents management’s discussion and analysis of our financial condition and results of operations and should be read in conjunction with the condensed consolidated financial statements and related notes for the period ended September 30, 2010.
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
Quarter Ended September 30, 2010 Compared to Quarter Ended September 30, 2009

	Three months ended September 30
	2010		2009
		% of		% of	% Change
	(Thousands)	Revenue	(Thousands)	Revenue	(Unfavorable)
Revenues	$189,501	100.0%	$203,718	100.0%	(7.0)%
Cost of operations	179,707	94.8	163,855	80.4	(9.7)

Gross profit	9,794	5.2	39,863	19.6	(75.4)

Goodwill impairment	37,388	19.7	—		n/m
Loss (gain) on asset disposals and impairments	(23,271)	12.3	274	0.1	n/m
Relocation costs	838	0.4	—	—	n/m
Selling, general and administrative expenses	16,633	8.8	19,075	9.4	12.8

Operating income (loss)	(21,794)	11.4	20,514	10.1	(206.2)

Interest income	516	0.3	402	0.2	28.4
Interest expense	(2,649)	1.4	(2,756)	1.4	3.9
Other income (expense), net	1,275	0.6	9	—	n/m

Income (loss) before income taxes	(22,652)	11.9	18,169	8.9	(224.7)
Income tax expense	5,067	2.7	4,151	2.0	(22.1)

Net income (loss)	(27,719)	14.6	14,018	6.9	(297.7)
Net income attributable to noncontrolling interest	139	0.1	—	—	n/m

Net income (loss) attributable to Global Industries, Ltd.	$(27,858)	14.7%	$14,018	6.9%	(298.7)%

n/m = not meaningful
Revenues — Revenues decreased by 7% to $189.5 million for the third quarter of 2010, compared to $203.7 million for the third quarter of 2009. This decrease was primarily due to lower activity in all reporting segments except Latin America, and lower pricing in all reporting segments. For a detailed discussion of revenues and income before taxes for each reporting segment, see “Segment Information” below.
Gross Profit — Gross profit for the third quarter of 2010 was $9.8 million compared to $39.9 million for the third quarter of 2009. This $30.1 million decrease was primarily due to lower revenues attributable to decreased project activity and low project productivity. Profits from our Latin America segment were lower in the third quarter of 2010 due to low productivity on two projects in Mexico. Lower profits in our West Africa segment were primarily attributable to lack of project activity attributable to our curtailment of operations in the region in mid-2009. Lower profits in our Asia Pacific/Middle East segment were due to decreased project activity and lower pricing and vessel utilization in the region. Our North America Subsea segment was negatively affected by lower project margins due to competitive project bidding, partially offset by higher vessel utilization of the Olympic Challenger and Normand Commander. Our North America OCD segment was negatively affected by lower pricing attributable to competitive bidding activity for projects.
Goodwill Impairment — In the third quarter of 2010, we recognized a goodwill impairment of $37.4 million. Of the total impairment, $1.1 million was related to our North America OCD segment and $36.3 million was related to our Latin America segment.
Loss (gain) on Asset Disposals and Impairments — Gain on asset disposals and impairments was $23.3 million, net of losses, for the third quarter of 2010, compared to loss on asset disposals and impairments for the third quarter of 2009 of $0.3 million. In the third quarter of 2010, we recorded gains of $2.7 million on the sale of the Sea Constructor in our North America OCD segment, $9.5 million on the sale of the Shawnee in our Latin America segment, and $11.6 million on the sale of the Cheyenne and Tornado in our West Africa segment. These gains were partially offset by a $0.5 million impairment of a diving system in our North America Subsea segment. In comparison, in the third quarter of 2009 we recorded losses of $0.3 million on the sale of various equipment.
Selling, General and Administrative Expenses — Selling, general and administrative expenses decreased by $2.5 million to $16.6 million for the third quarter of 2010, compared to $19.1 million for the third quarter of 2009. The primary reason for the decrease was lower professional fees of $1.9 million. Professional fees declined primarily due to the successful conclusion, in January 2010, of our internal investigation focusing on our West Africa operations under the U.S. Foreign Corrupt Practices Act (“FCPA”).
In the third quarter of 2010, we initiated a relocation and termination plan with a number of our employees located in our Carlyss, Louisiana office. Many of these employees are being relocated to our Houston, Texas office as part of our plan to create a centralized organization structure. We recorded $0.8 million in relocation and severance expenses related to this plan.
Interest Income — Interest income increased by $0.1 million to $0.5 million for the third quarter of 2010, compared to the third quarter of 2009 primarily due to the recognition of interest income associated with the revaluation of tax receivables in Brazil in accordance with local banking regulations.
Interest Expense — Interest expense decreased by $0.2 million to $2.6 million for the third quarter of 2010, compared to $2.8 million for the third quarter of 2009. Higher capitalized interest primarily driven by expenditures for ongoing construction of the Global 1200 and Global 1201 was responsible for the majority of the decrease between the periods. Capitalized interest for the third quarter of 2010 was $4.5 million compared to $3.9 million for the third quarter of 2009.
Other Income (Expense), net — Other income, net was $1.3 million for the third quarter of 2010 compared to other income, net of $0.01 million for the third quarter of 2009. Other income in the third quarter of 2010 was primarily related to gains on foreign currency exchange transactions. In comparison, we received a $1.8 million insurance claim in our West Africa segment which was substantially offset by losses on foreign currency exchange transactions during the third quarter of 2009.
Income Taxes — Our effective tax rate for the third quarter of 2010 was (22.4)% as compared to 22.8% for the third quarter of 2009. The change in our effective tax rate was due to losses incurred in high tax jurisdictions that were tax fully benefited partially offset by income in low tax jurisdictions and the goodwill impairment in our Latin America segment that was not fully tax benefitted. The change in tax rate from 58.2% for the six months ended June 30, 2010 to 32.3% for the nine months ended September 30, 2010 resulted in a cumulative tax adjustment of $12.4 million for the third quarter of 2010.
Segment Information — The following sections discuss the results of operations for each of our reportable segments for the quarters ended September 30, 2010 and 2009.
North America Offshore Construction Division
Revenues were $26.4 million for the third quarter of 2010 compared to $60.0 million for the third quarter of 2009, a decrease of approximately 56%. The decrease of $33.6 million was primarily due to lower activity and pricing attributable to competitive bidding activity for projects involving the Hercules, Cherokee and Chickasaw and decreased utilization of the Sea Constructor, which was sold in July 2010. Income before taxes was $4.2 million for the third quarter of 2010 compared to $12.9 million for the third quarter of 2009. The decrease in income before taxes of $8.7 million was primarily due to lower project activity and margins due to competitive bidding and a $1.1 million impairment of goodwill partially offset by the $2.7 million gain recognized on the sale of the Sea Constructor.
North America Subsea
Revenues were $42.4 million for the third quarter of 2010 compared to $46.3 million for the third quarter of 2009. The decrease of $3.9 million was primarily attributable to lower project activity for the Global Orion and Pioneer and for the Sea Cat and Sea Fox, which were sold in May 2010. Partially offsetting the lower activity for these vessels was the increased project activity for the Olympic Challenger, Normand Commander, and Sea Leopard. The Normand Commander was assigned to our Latin America segment in the first quarter of 2009 and returned to the U.S. Gulf of Mexico in May 2009 with no activity during the 2009 third quarter. Income before taxes was $8.7 million for the third quarter of 2010 compared to $10.3 million for the third quarter of 2009. This $1.6 million decrease in income before taxes was primarily attributable to lower project margins due to competitive bidding. In addition, we recognized an impairment of $0.5 million on a diving system in the third quarter of 2010.

Latin America
Revenues were $72.0 million for the third quarter of 2010 compared to $35.7 million for the third quarter of 2009, an increase of approximately 102%. The $36.3 million increase is primarily attributable to increased project activity in Mexico. In the third quarter of 2010, we began work on two construction projects in Mexico and continued a DSV charter project in Brazil. In the third quarter of 2009, the Camarupim project in Brazil was substantially completed and work progressed on one repair project in Mexico. Loss before taxes was $50.9 million for the third quarter of 2010 compared $10.6 million for the third quarter of 2009. This $40.3 million decrease was primarily attributable to an impairment of goodwill of $36.3 million and project losses of $18.2 million for the Line 58 and Line 59 projects for Pemex in Mexico primarily due to lower than expected productivity and vessel standby delays from non-compensable weather downtime during the third quarter of 2010. Due to the deterioration in the projects, the results for the third quarter of 2010 include an estimate for losses on the both the Line 58 and Line 59 projects through their estimated completion date of the first quarter 2011. Partially offsetting these decreases were a $9.5 million gain on the sale of the Shawnee and gains of $0.8 million on foreign currency exchange transactions.
West Africa
There were no revenues for the third quarter of 2010 compared to revenues of $(0.5) million for the third quarter of 2009. Income before taxes was $10.5 million for the third quarter of 2010 compared to loss before taxes of $2.7 million for the third quarter of 2009. Subsequent to the completion of the construction project in Nigeria in June 2009, we curtailed our operations in West Africa and have had no activity in the region since that time. During the third quarter of 2009, we recorded a reserve of $0.5 million on the recently completed construction project. The income before taxes for the third quarter of 2010 was primarily due to the $11.6 million gain on the sale of the Cheyenne and Tornado. This gain was partially offset by non-recovered vessel costs associated with these vessels before the sale was finalized. The loss before taxes for the third quarter of 2009 was primarily attributable to non-recovered vessel costs due to the lack of activity in the region partially offset by the receipt of an insurance claim of $1.8 million reimbursing us for prior year costs incurred on a project claim.
Asia Pacific/Middle East
Revenues were $57.9 million for the third quarter of 2010 compared to $76.1 million for the third quarter of 2009, a decrease of approximately 24%. The decrease of $18.2 million was the result of decreased project activity in the region. Activity during the third quarter of 2010 consisted primarily of one construction project in Malaysia and one project in Indonesia compared to three major construction projects in Saudi Arabia, Indonesia, and Thailand during the third quarter of 2009. Income before taxes was $12.8 million for the third quarter of 2010 compared to $15.7 million for the third quarter of 2009. This decrease in income before taxes of $2.9 million is primarily due to lower project margins attributable to lower project activity. In addition, we recorded $0.3 million in foreign currency exchange gains during the third quarter of 2010 compared to $0.7 million in foreign currency exchange losses in the third quarter of 2009. The third quarter of 2009 benefitted from $10.2 million of productivity improvements and cost savings on the completion of the Berri and Qatif project in Saudi Arabia.
Corporate
Loss before taxes, which is comprised of corporate costs, was $7.9 million for the third quarter of 2010 compared to $7.3 million for the third quarter of 2009. This increase in loss before taxes of $0.6 million was primarily attributable to operating costs incurred in the third quarter of 2010 in preparation for placing the Global 1200 in service.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

	Nine months ended September 30
	2010		2009
		% of		% of	% Change
	(Thousands)	Revenue	(Thousands)	Revenue	(Unfavorable)
Revenues	$418,080	100.0%	$768,010	100.0%	(45.6)%
Cost of operations	405,352	97.0	617,609	80.4	34.4

Gross profit	12,728	3.0	150,401	19.6	(91.5)
Goodwill impairment	37,388	8.9	—	—	n/m
Gain on asset disposals and impairments	(12,483)	3.0	(8,249)	1.0	51.3
Relocation costs	838	0.2	—	—	n/m
Selling, general and administrative expenses	51,572	12.3	55,635	7.2	7.3

Operating income (loss)	(64,587)	15.4	103,015	13.4	(162.7)

Interest income	1,249	0.3	1,594	0.2	(21.6)
Interest expense	(7,308)	1.8	(9,978)	1.3	26.8
Other income (expense), net	269	0.1	6,579	0.9	(95.9)

Income (loss) before income taxes	(70,377)	16.8	101,210	13.2	(169.5)
Income tax expense (benefits)	(22,706)	5.4	22,228	2.9	202.2

Net income (loss)	(47,671)	11.4	78,982	10.3	(160.4)
Net income attributable to noncontrolling interest	139	—	—	—	n/m

Net income (loss) attributable to Global Industries, Ltd.	$(47,810)	11.4%	$78,982	10.3%	(160.5)%

n/m	= not meaningful
Revenues — Revenues decreased by approximately 46% to $418.1 million for the nine months ended September 30, 2010, compared to $768.0 million for the nine months ended September 30, 2009. This decrease was primarily due to lower activity in all reporting segments. For a detailed discussion of revenues and income before taxes for each reporting segment, see “Segment Information” below.
Gross Profit — Gross profit for the nine months ended September 30, 2010 was $12.7 million, compared to $150.4 million for the nine months ended September 30, 2009. This $137.7 million decrease was primarily due to lower revenues and higher non-recovered vessel costs attributable to decreased project activity. Profits from our Latin America segment were lower for the nine months ended September 30, 2010 due to lower pricing and low productivity on two projects in Mexico resulting in estimated project losses of $18.2 million. Lower profits in our West Africa segment were primarily attributable to idle vessel costs coupled with no project activity since our curtailment of operations in the region in mid-2009. Our Asia Pacific/Middle East segment experienced lower profits due to decreased project activity and higher non-recovered vessel costs in the region. Our North America Subsea segment was negatively affected by lower pricing, dry-docking of the Pioneer and lower project activity for the Global Orion, Sea Cat and Sea Fox. The Global Orion was undergoing major repairs to its crane in early 2010 and was unavailable for work until late May. The Sea Cat and Sea Fox were removed from our operating fleet in the first quarter of 2010 and subsequently sold. Partially offsetting these declines was increased project activity associated with the Olympic Challenger and Normand Commander. Our North America OCD segment was negatively affected by lower pricing and lower project activity for the Hercules and Cherokee and the Sea Constructor, which was sold in July 2010.
Goodwill Impairment — During the nine months ended September 30, 2010, we recognized a goodwill impairment of $37.4 million. Of the total impairment, $1.1 million was related to our North America OCD segment and $36.3 million was related to our Latin America segment.
Gain on Asset Disposals and Impairments — Gain on asset disposals and impairments was $12.5 million, net of losses, for the nine months ended September 30, 2010, compared to $8.2 million for the nine months ended September 30, 2009. During the nine months ended September 30, 2010, we recorded gains of $2.7 million on the sale of the Sea Constructor in our North America OCD segment, $9.5 million on the sale of the Shawnee in our Latin America segment, and $11.6 million on the sale of the Cheyenne and Tornado in our West Africa segment. These gains were partially offset by impairments of

$5.0 million on the Hercules reel in our North America OCD segment and $1.2 million on a dive system and two DSVs, the Sea Cat and Sea Fox, upon classification of these vessels to Assets held for sale in our North America Subsea segment. In addition, we recorded impairments of $5.2 million in our Asia Pacific/Middle East segment on the Subtec 1 and other equipment, upon revaluation of these assets held for sale. In comparison, we recorded a $3.4 million gain on the sale of the Seminole and a $4.9 million gain on the sale of a DSV, the Sea Lion, during the nine months ended September 30, 2009. During the nine months ended September 30, 2009, we also realized gains on the sale of the Tonkawa, Sea Puma, CB 3, Power Barge 1, and GP37 and recorded impairments on two DSVs and three dive systems.
Selling, General and Administrative Expenses — Selling, general and administrative expenses decreased by $4.0 million to $51.6 million for the nine months ended September 30, 2010, compared to $55.6 million for the nine months ended September 30, 2009. Decreased labor costs of $1.5 million in our North America Subsea, West Africa, and Corporate segments attributable to reductions in work force commensurate with our decline in revenues, as well as decreased expenses of $5.6 million for legal, accounting, and other professional fees were the primary drivers of the decrease. Partially offsetting these decreases was an increase in equity compensation of $2.0 million for the nine months ended September 30, 2010.
During the nine months ended September 30, 2010, we initiated a relocation and termination plan with a number of our employees located in our Carlyss, Louisiana office. Many of these employees are being relocated to our Houston, Texas office as part of our plan to create a centralized organization structure. We recorded $0.8 million in relocation and severance expenses related to this plan during the nine months ended September 30, 2010.
Interest Income — Interest income decreased by $0.4 million to $1.2 million for the nine months ended September 30, 2010, compared to $1.6 million for the nine months ended September 30, 2009. Lower cash balances and interest rates in 2010 contributed to lower return on cash balances and short-term investments compared to 2009.
Interest Expense — Interest expense decreased by $2.7 million to $7.3 million for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009. Higher capitalized interest primarily driven by expenditures for ongoing construction of the Global 1200 and Global 1201, partially offset by increased interest on uncertain tax positions, was responsible for the majority of the decrease between the periods. Capitalized interest for the nine months ended September 30, 2010 was $13.4 million compared to $10.5 million for the nine months ended September 30, 2009.
Other Income (Expense), net — Other income, net was $0.3 million for the nine months ended September 30, 2010 compared to $6.6 million for the nine months ended September 30, 2009. During the nine months ended September 30, 2010, Other income was primarily related to gains on foreign currency exchange transactions partially offset by a $0.5 million loss on the sale of auction rate securities. In comparison, we recorded gains in the amount of $2.7 million related to foreign currency exchange transactions as well as proceeds of $2.7 million from insurance claims in both our North America OCD and West Africa segments during the nine months ended September 30, 2009. We also reached a $3.3 million settlement with a customer for recovery of exchange losses on Nigerian naira payments during the nine months ended September 30, 2009.
Income Taxes — Our effective tax rate for the nine months ended September 30, 2010 was 32.3% as compared to 22.0% for the nine months ended September 30, 2009. The increase in our effective tax rate was due to losses in high tax jurisdictions that were tax benefited partially offset by income in low tax jurisdictions and the goodwill impairment in our Latin America segment that was not fully tax benefitted.
Segment Information — The following sections discuss the results of operations for each of our reportable segments for the nine months ended September 30, 2010 and 2009.
North America Offshore Construction Division
Revenues were $45.8 million for the nine months ended September 30, 2010 compared to $109.0 million for the nine months ended September 30, 2009, a decrease of approximately 58%. The $63.2 million decrease was primarily due to lower pricing due to competitive bidding and lower project activity for the Cherokee and Hercules and for the Sea Constructor, which was sold in July 2010. The decline in project activity was partially attributable to the permitting delays experienced as a consequence of the oil spill in the U.S. Gulf of Mexico. In addition, pricing on the Chickasaw projects was lower for the nine months ended September 30, 2010 as compared to the same period in 2009 due to varying project work scopes. Loss before taxes was $10.6 million for the nine months ended September 30, 2010 compared to income before taxes of $4.9 million for the nine months ended September 30, 2009. This decrease of $15.5 million is primarily attributable to lower project activity and pricing and higher non-recovered vessel costs. In addition, we recorded a $1.1 million impairment of goodwill and a $5.0 million impairment on the Hercules reel upon its classification to Assets held for sale during the nine months ended September 30, 2010. These items were partially offset by the $2.7 million gain recognized on the sale of the Sea Constructor.

North America Subsea
Revenues were $102.9 million for the nine months ended September 30, 2010 compared to $112.1 million for the nine months ended September 30, 2009. The decrease of $9.2 million was primarily attributable to lower project activity for the Global Orion and Pioneer, partially attributable to the permitting delays experienced as a consequence of the oil spill in the U.S. Gulf of Mexico. Partially offsetting these declines was higher project activity for the Olympic Challenger, Normand Commander, and Sea Leopard. The Olympic Challenger and Normand Commander were utilized as response vessels to the oil spill in the U.S. Gulf of Mexico. The Normand Commander was assigned to our Latin America segment and returned to the U.S. Gulf of Mexico in May 2009 but experienced no activity during the nine months ended September 30, 2009. The Pioneer was in dry-dock for the first quarter of 2010 and both the Sea Cat and Sea Fox were removed from the operating fleet and sold during the nine months ended September 30, 2010. The Global Orion was undergoing major repairs to its crane and was unavailable for work until late May 2010. Income before taxes was $3.9 million for the nine months ended September 30, 2010 compared $26.0 million for the nine months ended September 30, 2009. This decrease in income before taxes of $22.1 million was primarily attributable to lower overall project margins attributable to lower activity in the region. In addition, the results for the nine months ended September 30, 2009 included a $4.9 million gain on proceeds from sale of the DSV, the Sea Lion.
Latin America
Revenues were $148.5 million for the nine months ended September 30, 2010 compared to $185.5 million for the nine months ended September 30, 2009, a decrease of approximately 20%. The $37.0 million decrease is primarily attributable to decreased project activity and vessel utilization. Activity during the nine months ended September 30, 2010 consisted primarily of two repair projects and the commencement of two construction projects in Mexico and a DSV charter project in Brazil, compared to two major repair projects in Mexico and two major repair projects in Brazil during the nine months ended September 30, 2009. Loss before taxes was $62.4 million for the nine months ended September 30, 2010 compared to income before taxes of $11.8 million for the nine months ended September 30, 2009. This decrease of $74.2 million was primarily attributable to lower revenues and higher non-recovered vessel costs due to decreased vessel utilization and a goodwill impairment of $36.3 million during the nine months ended September 30, 2010. In addition, during the nine months ended September 30, 2010, we experienced project losses of $18.2 million for the Line 58 and Line 59 projects for Pemex in Mexico primarily due to lower than expected productivity and vessel standby delays from non-compensable weather downtime. Due to the deterioration in the projects, the results for the nine months ended September 30, 2010 include an estimate for losses on the both the Line 58 and Line 59 projects through their estimated completion date of the first quarter 2011. Partially offsetting these decreases was a $9.5 million gain on the sale of the Shawnee.
West Africa
There were no revenues for the nine months ended September 30, 2010 compared to revenues of $101.0 million for the nine months ended September 30, 2009. Income before taxes was $7.2 million for the nine months ended September 30, 2010 compared to $30.2 million for the nine months ended September 30, 2009. Activity during the nine months ended September 30, 2009 consisted of the completion of a large construction project for the replacement and repair of a 24-inch pipeline offshore Nigeria. Subsequent to the completion of that project in the second quarter of 2009, we curtailed our operations in the region and have had no project activity in West Africa since that time. The income before taxes for the nine months ended September 30, 2010 was primarily due to the $11.6 million gain recognized on the sale of the Cheyenne and Tornado, partially offset by non-recovered vessel costs associated with these vessels which remained idle in Tema, Ghana until their recent sale. The income before taxes for the nine months ended September 30, 2009 was attributable to (1) project profitability related to the construction project in Nigeria, (2) gains on the sale of the Sea Puma, CB3, and the Power Barge 1, (3) a $3.3 million settlement with a customer for recovery of the deterioration of the Nigerian naira on invoice payments, and (4) the receipt of an insurance reimbursement of $1.8 million related to prior year costs incurred on a project claim.
Asia Pacific/Middle East
Revenues were $132.8 million for the nine months ended September 30, 2010 compared to $285.8 million for the nine months ended September 30, 2009, a decrease of approximately 54%. The decrease of $153.0 million was the result of decreased project activity in the region. Activity during the nine months ended September 30, 2010 consisted of two construction projects in Malaysia and one project in Indonesia compared to four major construction projects in India, Indonesia, Saudi Arabia, and Thailand during the nine months ended September 30, 2009. Income before taxes was $15.6 million for the nine months ended September 30, 2010 compared to $50.3 million for the nine months ended September 30, 2009. The $34.7 million decrease is primarily attributable to decreased revenues and higher non-recovered vessel costs due to a decrease in project activity. In addition, we recorded impairments of $5.2 million on the revaluation of the Subtec 1 and other equipment held for sale during the nine months ended September 30, 2010. The nine months ended September 30, 2009, benefitted from $18.5 million of productivity improvements and costs savings on the Berri and Qatif project in Saudi Arabia and gains of $3.8 million on the sale of the Seminole and Tonkawa.
Corporate
Loss before taxes, which is comprised of corporate costs, was $24.1 million for the nine months ended September 30, 2010 compared to $21.9 million for the nine months ended September 30, 2009. This $2.2 million increase in loss before taxes was primarily due to $2.4 million in operating costs incurred in preparation for placing the Global 1200 in service, along with an increase of $1.8 million in equity compensation primarily due to the one-time award of shares with immediate vesting to managerial employees during the nine months ended September 30, 2010. Partially offsetting these increases in costs was the $2.5 million reduction in interest expense during the nine months ended September 30, 2010 in comparison to the same time period in 2009 primarily attributable to higher capitalized interest.
Utilization of Major Construction Vessels
Worldwide utilization for our major construction vessels was 54% and 34% for the three and nine month periods ended September 30, 2010, respectively and 44% and 50% for the three and nine month periods ended September 30, 2009, respectively. Utilization of our major construction vessels is calculated by dividing the total number of days major construction vessels are assigned to project-related work by the total number of calendar days for the period. DSVs, cargo/launch barges, ancillary supply vessels and short-term chartered project-specific construction vessels are excluded from the utilization calculation. We frequently use chartered anchor handling tugs, DSVs, and, from time to time, construction vessels in our operations. In our international operations changes in utilization rarely impact revenues but can have an inverse relationship to changes in profitability.
Industry and Business Outlook
The offshore construction industry continues to be hindered by a low level of project activity worldwide. Increased competition in certain key areas attributable to a decrease in worldwide bid activity is leading to lower than historical success ratio on our bid outcomes. The recent oil spill in the U.S. Gulf of Mexico and government moratorium have also negatively affected our North America segments as customers are experiencing delays in obtaining the required regulatory permits to perform the offshore work. Although the government moratorium was lifted on October 12, 2010, our customers continue to experience delays in obtaining the required regulatory permits. Opportunities remain and we continue to bid on new projects. However, the impact on our operations due to the duration and severity of the industry downturn and the continued impact of the Gulf of Mexico oil spill cannot be predicted with certainty. We continue to expect weak demand for our services throughout the remainder of 2010 and into 2011.
For the remainder of 2010, our focus remains on successful execution of our projects, building additional backlog, and cash conservation. We continue to pursue new work; however, we have not yet been successful in obtaining new project awards sufficient for the size of our existing operations. To the extent that we are not successful in executing our projects or building sufficient backlog, further cost cutting and cash conservation measures will be required including closing offices, stacking idle vessels, asset sales, and further work force reductions.
As of September 30, 2010, our backlog totaled approximately $274.5 million ($264.4 million for international regions and $10.1 million for North America) compared to $147.6 million ($134.4 million for international regions and $13.2 million for North America) as of September 30, 2009. Of the total backlog, $112.5 million is scheduled to be performed in 2010. The amount of our backlog in North America is not a reliable indicator of the level of demand for our services due to the prevalence of short-term contractual arrangements in this region.
Liquidity and Capital Resources
Cash Flow
Cash and cash equivalents as of September 30, 2010, were $322.4 million compared to $344.9 million as of December 31, 2009, a decrease of $22.5 million. The primary sources of cash and cash equivalents for the nine months ended September 30, 2010 have been cash provided from a net decrease in the working capital components, vessel sales and the sale of marketable securities. The primary uses of cash have been for capital projects.

Operating activities provided $61.1 million of net cash during the nine months ended September 30, 2010, compared to providing $56.3 million of net cash during the nine months ended September 30, 2009. This increase in net cash provided from operating activities reflects a net loss from operations offset by a net decrease in the major working capital components. Changes in operating assets and liabilities were $58.4 million during the nine months ended September 30, 2010, compared to negative $76.3 million during the nine months ended September 30, 2009. Contributing to the decrease in changes in operating assets and liabilities were decreases in accounts receivable and income taxes paid.
Investing activities used $53.0 million of net cash during the nine months ended September 30, 2010, compared to providing $41.3 million of net cash during the nine months ended September 30, 2009. During the nine months ended September 30, 2010, we used $132.3 million to purchase property and equipment, partially offset by cash provided from the sale of marketable securities of $41.4 million, proceeds from the sale of assets of $35.5 million and advance deposits received on the sale of assets of $5.8 million. Cash provided by investing activities in the nine months ended September 30, 2009 was primarily related to the decrease in our restricted cash requirements of $93.4 million and the sale of company assets of $26.9 million, partially offset by the purchases of property and equipment of approximately $79.0 million.
Financing activities used $31.2 million of net cash during the nine months ended September 30, 2010, compared to using $4.7 million of net cash during the nine months ended September 30, 2009. During the nine months ended September 30, 2010, we used $26.0 million to pay long-term payables related to the purchase of property and equipment.
Contractual Obligations
The information below summarizes the contractual obligations as of September 30, 2010 for the Global 1200 and the Global 1201, which represents contractual agreements with third party service providers to procure material, equipment and services for the construction of these vessels. The actual timing of these expenditures will vary based on the completion of various construction milestones, which are generally beyond our control (in thousands).

Less than 1 year	$89,131
1 to 3 years	1,500

Total	$90,631

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
When we finalized the Revolving Credit Facility amendment on June 16, 2010, the financial impact of the oil spill in the U.S. Gulf of Mexico was not forecasted to be as significant as it has since evolved to be. In addition, we experienced project losses on two ongoing projects in Mexico. Consequently, as a result of our operating performance, we did not meet the minimum fixed charge coverage ratio covenant or the minimum EBITDA covenant of our amended Revolving Credit Facility as of September 30, 2010. On November 3, 2010, the financial institutions participating in the Revolving Credit Facility waived compliance with the covenant conditions for the third quarter.
Our current financial projections indicate that we may not meet the minimum fixed charge coverage ratio covenant or the minimum EBITDA covenant under the amended Revolving Credit Facility in the fourth quarter of 2010 and continuing into 2011. We are currently in discussion with our lenders regarding these potential violations. If we do not meet these covenants, we may be required to cash collateralize our outstanding letters of credit or explore other alternatives with respect to the covenant violations. If we are required to cash collateralize letters of credit, it would reduce our available cash and may impact our ability to bid on future projects. Further, upon a covenant violation and the declaration of an event of default by our lenders, under the cross default provisions of our Title XI bonds (1) we may be subject to additional reporting requirements, (2) we may be subject to additional covenants restricting our operations, and (3) the Maritime Administration of the U.S. Department of Transportation (“MarAd”), guarantor of the bonds, may institute procedures that could ultimately allow the bondholders the right to demand payment of the bonds from MarAd. MarAd can alternatively assume the obligation to pay the bonds when due. As we have no outstanding indebtedness under our Revolving Credit Facility, an event of default related to the covenant failure would not trigger the cross default provision of our Senior Convertible Debentures. It is not possible at this time to predict the outcome of discussions with our lenders or the effect that these potential violations may have on our financial position.
As of September 30, 2010, we had no borrowing against the facility, $44.2 million in letters of credit outstanding thereunder, and available credit of $105.8 million. Due to the subsequent sale of two vessels mortgaged under the Revolving Credit Facility, our effective maximum borrowing capacity has been reduced to approximately $134.1 million as of October 31, 2010. We also have a $6.0 million short-term credit facility at one of our foreign locations. At September 30, 2010, the available borrowing under this facility was $3.0 million.
Liquidity Outlook
During the next twelve months, we expect that balances of cash and cash equivalents, supplemented by cash generated from operations, will be sufficient to fund operations (including increases in working capital required to fund any increases in activity levels), scheduled debt retirement, and currently planned capital expenditures, including payments related to the Global 1200 and the Global 1201. Based on expected operating cash flows and other sources of cash, we do not believe that our reduced project backlog will have a material impact on our overall ability to meet our liquidity needs during the next twelve months. A significant amount of our expected operating cash flows is based upon projects that have been identified, but not yet awarded. If we are not successful in converting a sufficient number of our bids into project awards, we may not have sufficient liquidity to meet all of our needs and may be forced to postpone capital expenditures or take other actions including closing offices, stacking idle vessels, selling assets, and further reducing our workforce. Also, our current financial projections indicate that we may not meet the minimum fixed charge coverage ratio covenant or the minimum EBITDA covenant under our amended Revolving Credit Facility in the fourth quarter of 2010 and continuing into 2011. Consequently, we may be required to cash collateralize our letters of credit or explore other alternatives with respect to these covenant violations. We are currently in discussion with our lenders regarding these potential violations and cannot predict the outcome these potential violations may have on our financial position. Our liquidity position could affect our ability to bid on and accept projects, particularly where the project requires a letter of credit. This could have a material adverse effect on our ability to obtain project awards and our financial results.
Capital expenditures for the remainder of 2010 are expected to be between $100 million and $110 million. This range includes expenditures for the Global 1200, Global 1201, two new saturation diving systems, and various vessel upgrades.
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
Interest Rate Risk
We are exposed to changes in interest rates with respect to investments in cash equivalents. Our investments consist primarily of commercial paper, bank certificates of deposit, repurchase agreements, and money market funds. These investments are subject to changes in short-term interest rates. We invest in high grade investments with a credit rating of AA-/Aa3 or better, with a main objective of preserving capital. A 0.25% increase or decrease in the average interest rate of cash equivalents and marketable securities at September 30, 2010 would have an approximate $0.8 million impact on pre-tax annualized interest income.
Foreign Currency Risk
As of September 30, 2010, our contractual obligations under a long-term vessel charter will require the use of approximately 53.6 million Norwegian kroners (or $9.2 million as of September 30, 2010) over the next nine months. We have hedged most of our non-cancelable Norwegian kroner commitments related to this charter, and consequently, gains and losses from forward foreign currency contracts will be substantially offset by gains and losses from the underlying commitment.
As of September 30, 2010, we were committed to purchase certain equipment which will require the use of 4.5 million Euros (or $6.2 million as of September 30, 2010) over the next year. A 1% increase in the value of the Euro will increase the dollar value of these commitments by approximately $0.1 million.
The estimated cost to complete capital expenditure projects in progress at September 30, 2010 will require an aggregate commitment of 44.0 million Singapore dollars (or $33.4 million as of September 30, 2010). A 1% increase in the value of the Singapore dollar at September 30, 2010 will increase the dollar value of these commitments by approximately $0.3 million. We have entered into forward contracts to purchase 7.5 million Singapore dollars to hedge certain purchase commitments related to the construction of the Global 1201 and 2.5 million Singapore dollars to hedge operating expenses related to our Asia Pacific/Middle East segment.

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
Item 1A. Risk Factors.
Our Business could be adversely impacted by the Macondo well incident and the resulting changes in regulations affecting offshore oil and gas exploration and development activity.
     Our North American Subsea and North America OCD segments operate primarily in the U.S. Gulf of Mexico. In response to the Macondo Well incident new governmental safety and environmental requirements applicable to both deepwater and shallow water operations have been adopted. The new safety and environmental guidelines and regulations for drilling and related activities in the U.S. Gulf of Mexico that the U.S. government has already issued, including the Oil Spill Accountability and Environmental Protection Act, Securing Protections for the Injured from Limitations on Liability, Americanization of Offshore Operations in the EEZ (exclusive economic zone), and any further new guidelines or regulations the U.S. government may issue or any other steps the U.S. government may take, could disrupt or delay operations, increase the cost of operations or reduce the area of operations for drilling activities in U.S. offshore areas. At this time, we cannot predict the impact of the BP Macondo well incident and resulting changes in the regulation of offshore oil and gas exploration and development activity on our operations or contracts or what actions may be taken by our customers, other industry participants or the U.S. government in response to the incident. Increased costs for our customers’ operations in the U.S. Gulf of Mexico, along with permitting delays, could affect the economics of currently planned exploration and development activity in the area and reduce demand for our services, which could ultimately have a material adverse affect on our revenue and profitability. Additionally, future legislative or regulatory enactments may impose new requirements that could increase our costs and decrease the availability of insurance.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table contains our purchases of equity securities during the third quarter of 2010.

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
			Part of Publicly	May Yet Be
	Total Number	Average	Announced	Purchased
	of Shares	Price Paid	Plans or	Under the Plans
Period	Purchased(1)	per Share	Programs	or Programs
July 1, 2010 — July 31, 2010	13,313	$4.28	—	—
August 1, 2010 — August 31, 2010	11,638	4.90	—	—
September 1, 2010 — September 30, 2010	824	5.03	—	—

Total	25,775	$4.58	—	—

(1)	Represents the surrender of shares of common stock to satisfy payments for withholding taxes in connection with stock grants or the vesting of restricted stock issued to employees under shareholder approved equity incentive plans.

Item 6. Exhibits.

	3.1 -	Amended and Restated Articles of Incorporation of registrant, incorporated by reference to Appendix A of registrant’s Definitive Schedule 14A filed April 3, 2010

	3.2 -	Bylaws of registrant, as amended through October 31, 2007, incorporated by reference to Exhibit 3.2 to the registrant’s Form 10-K filed March 2, 2009

†	10.1 -	Agreement between Global Industries, Ltd. and Peter Atkinson dated July 9, 2010, incorporated by reference to Exhibit 10.1 of the registrant’s Form 8-K filed July 14, 2010

†	10.2 -	Form of Indemnification Agreement between registrant and each of the registrant’s directors and executive officers, incorporated by reference to Exhibit 10.22 to the registrant’s Form 10-K for the fiscal year ended March 31, 1997

*	10.3 -	Waiver to the Third Amended and Restated Credit Agreement dated November 3, 2010 among Global Industries, Ltd., Global Offshore Mexico, S. de R.L. de C.V., Global Industries International, L.L.C., in its capacity as general partner of Global Industries International, L.P., the Lenders and Crédit Agricole Corporate and Investment Bank, as administrative agent for the Lenders.

*	31.1 -	Section 302 Certification of CEO, John B. Reed

*	31.2 -	Section 302 Certification of CFO, C. Andrew Smith

**	32.1 -	Section 906 Certification of CEO, John B. Reed

**	32.2 -	Section 906 Certification of CFO, C. Andrew Smith

**	101.INS -	XBRL Instance Document

**	101.SCH -	XBRL Taxonomy Extension Schema Document

**	101.CAL -	XBRL Taxonomy Extension Calculation Linkbase Document

**	101.LAB -	XBRL Taxonomy Extension Label Linkbase Document

**	101.PRE -	XBRL Taxonomy Extension Presentation Linkbase Document

**	101.DEF -	XBRL Taxonomy Extension Definition Linkbase Document

	*	Included with this filing

	**	Furnished herewith

	†	Indicates management contract or compensatory plan or arrangement filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

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

November 4, 2010