Form 10-K
period 2010-12-31
GLOBAL INDUSTRIES LTD
filed 2011-02-25
CIK 895663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010

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
YES ☐ NO ☑
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2010 was $462,243,372 based on the last reported sales price of the Common Stock on June 30, 2010 on the NASDAQ Global Select Market.
The number of shares of the registrant’s Common Stock outstanding as of February 22, 2011, was 115,526,785.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 2011 are incorporated by reference into Part III hereof.

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
In addition, various statements in this Annual Report on Form 10-K (the “Annual Report”), including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. In this Annual Report, forward-looking statements appear under “Business” in Item 1 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II, the “Notes to Consolidated Financial Statements” in Item 8 of Part II, and elsewhere. These forward-looking statements speak only as of the date of this Annual Report. We disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to business, economic, competitive, regulatory, and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:
•	the level of capital expenditures in the oil and gas industry;

•	the level of offshore drilling activity;

•	fluctuations in the prices of or demand for oil and gas;

•	risks inherent in doing business abroad;

•	the economic and regulatory impact of the Macondo well incident in the U.S. Gulf of Mexico;

•	operating hazards related to working offshore;

•	our dependence on significant customers;

•	possible construction delays or cost overruns, within or outside our control, related to construction projects;

•	our ability to attract and retain skilled workers;

•	environmental matters;

•	changes in laws and regulations;

•	the effects of resolving claims and variation orders;

•	adverse outcomes from legal and regulatory proceedings;

•	our ability to obtain surety bonds, letters of credit and financing;

•	the availability of capital resources;

•	our ability to obtain new project awards and utilize our new vessels;

•	delays or cancellation of projects included in backlog;

•	general economic and business conditions and industry trends;

•	our ability to comply with covenants in our credit agreements and other debt instruments and availability, terms and deployment of capital; and

•	foreign exchange, currency, and interest rate fluctuations.
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

PART I
ITEM 1. BUSINESS
We provide worldwide construction and subsea services including pipeline construction, platform installation and removal, construction support, diving services, diverless intervention, and marine support services to the offshore oil and gas industry primarily in selected international areas and the United States Gulf of Mexico. Unless the context indicates otherwise, all references to “we,” “us,” “our,” or “the Company” refer to Global Industries, Ltd. and its consolidated subsidiaries.
Segments of Business
Our worldwide business is divided into five reportable segments: North America Offshore Construction Division (OCD), North America Subsea, Latin America, West Africa, and Asia Pacific/Middle East. For additional segment information, please refer to the narrative and tabular descriptions of our segments and operating results under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this Annual Report and under Note 18 “Industry, Segment and Geographic Information” in Item 8 of Part II of this Annual Report.
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
On December 31, 2010, our fleet included four derrick lay barges (DLBs), one pipelay/derrick vessel, one heavy lift ship, one pipelay barge, four multi-service vessels (MSVs), one dive support vessel (DSV), and one offshore supply vessel (OSV). Our major construction vessels, which currently include five barges and two ships, have various combinations of pipelay, pipe bury, derrick, dive support and deepwater lowering capabilities. Construction was completed on our first new pipelay/derrick vessel, the Global 1200, in 2010. The vessel has recently completed its sea trials and is scheduled to begin work on its initial project in April 2011. The remaining pipelay/derrick vessel, the Global 1201, is presently under construction with an expected delivery date in the third quarter of 2011.
For financial information regarding our operating segments and the geographic areas in which we operate, please read Note 18 “Industry, Segment and Geographic Information” in Item 8 of Part II of this Annual Report.
Offshore Construction Services
Our offshore construction services include pipeline construction, platform installation and removal services, and related services. We are capable of installing steel pipe by either the conventional or the reel method of pipelaying using either manual or automatic welding processes. With the conventional method, 40-foot to 60-foot segments of up to 60-inch diameter pipe are welded together, non-destructive tested and corrosion coated on the deck of the pipelay vessel. Each segment of pipe is connected to the prior segment of pipe and then submerged in the water as the vessel is moved forward by its anchor winches or, in some instances, onboard thrusters. This process is repeated until the desired length of pipe has been laid. In good weather conditions and shallow water, our vessels can install approximately 400 feet per hour of small diameter pipe using the conventional pipelay method. As pipe diameter increases, water depth increases, or weather conditions become less favorable, our rate of pipeline installation declines. The conventional method of pipeline construction is still the preferred method for laying pipelines in certain situations, especially in shallow water where pipeline burying is required and can be performed simultaneously with the laying of pipe. We have the ability to install pipelines using the conventional method in the U.S. Gulf of Mexico, Latin America, and Asia Pacific/Middle East.
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
All of our major construction vessels are equipped with cranes designed to lift and place equipment into position for installation. Five of these vessels are capable of lifts of 500 tons or more, making them suitable for very heavy lifts such as offshore platform installations. In addition, the vessels can be used to disassemble and remove platforms and prepare them for salvage or refurbishment. Four of our major construction vessels employ dynamic positioning technology, which uses onboard thrusters in conjunction with global positioning system technology to enable a vessel to remain on station or move with precision without the use of anchors.
In the Gulf of Mexico, the United States Department of Interior Bureau of Ocean Energy Management, Regulation and Enforcement (BOEMRE) regulations require platforms to be removed within twelve months after production ceases and require the site be restored to meet stringent standards. According to BOEMRE, in February 2011 there were approximately 3,300 platforms on active leases in U.S. waters of the Gulf of Mexico. Four of our major construction vessels employ dynamic positioning technology, which uses onboard thrusters in conjunction with global positioning system technology to enable a vessel to remain on station or move with precision without the use of anchors.
Subsea Services
Our subsea services include diving and diverless intervention, SURF, and support services for construction. Demand for subsea services covers the full life cycle of an offshore oil and gas property, including:
•	supporting exploration;

•	supporting platform and pipeline installation;

•	performing periodic inspections of pipelines and platforms;

•	performing repairs and maintenance to pipelines and platforms;

•	supporting SURF (subsea equipment, umbilical, riser and flow line);

•	providing remotely operated vehicle (ROV) services; and

•	performing salvage and site clearance services.
To support our subsea operations, we operate a fleet of one DSV and four MSVs. We also have two 200-horsepower work class ROVs that can operate in water depths up to 10,000 feet. In 2009, we began construction on two saturation diving systems, with expected completion dates of February and October 2011.
For the Gulf of Mexico, BOEMRE requires that all offshore structures have extensive and detailed inspections for corrosion, metal thickness, and structural damage every five years. As the age of the offshore infrastructure increases, we anticipate demand for inspections, repairs, and wet welding technology to remain steady over the next three to five years.
For subsea projects involving long-duration and deepwater dives, we use saturation diving systems that maintain an environment for the divers at the subsea water pressure at which they are working until the job is completed. Saturation diving allows divers to make repeated dives without decompressing, which reduces the time necessary to complete the job and reduces the diver’s exposure to the risks associated with frequent decompression. At December 31, 2010, we had nine saturation diving systems available for use. Our pipelay and derrick operations create captive demand for our saturation diving services. This ability to offer our divers saturation diving work helps us to attract and retain qualified and experienced divers.
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
Business Strategy
In 2011, we plan to concentrate on strengthening our core business by focusing on:
•	successful project execution,

•	successful integration of the Global 1200 and Global 1201 into our fleet,

•	business development and backlog accumulation,

•	retention and hiring of key personnel, and

•	cash management.
We also intend to broaden our business segments with emphasis on deepwater/SURF and integrated projects.
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

Customers and Contracts
Our customers are primarily oil and gas producers and pipeline companies. During the year ended December 31, 2010, we provided offshore marine construction services to approximately fifty customers. Eight customers accounted for at least 10% each of consolidated revenues in at least one of the years ended December 31, 2010, 2009, and 2008.

	2010	2009	2008
Customer	%	%	%
Petroleos Mexicanos (PEMEX)	27%	12%	10%
Petronas Carigali Sdn Bhd	13%	—	—
Petroleo Brasileiro S.A. (Petrobras)	12%	13%	14%
PT Transportasi Gas Indonesia	7%	10%	—
Chevron	7%	15%	15%
Saudi Aramco	1%	8%	14%
Mobile Producing Nigeria	—	12%	1%
Oil and Natural Gas Corporation Limited (India)	—	—	10%
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
Competition
In each region of the world in which we operate, the offshore marine construction industry is highly competitive. Our customers use a variety of methods to assess competitors. The ability to deploy modern equipment and techniques and to attract and retain skilled personnel, along with a good safety performance record, are important competitive factors. However, price competition and contract terms are the final factors in determining which qualified contractor is awarded a project.
Major international competitors in deepwater or more complex projects include Subsea 7 S.A. (a merger between Acergy S.A. and Subsea 7, Inc.), Allseas Marine Contractors, S.A., J. Ray McDermott, S.A., Saipem S.p.A., Technip S.A., and Helix Energy Solutions Group, Inc.. For less complex projects, we compete with numerous regional competitors such as Swiber Holdings Limited, Clough Limited, Leighton International Limited, and TLO in the Asia Pacific/Middle East region and Oceanographia in Mexico. Some of these international competitors also bid and compete for projects in North America. Our competitors for shallow and intermediate water projects in North America include Cal Dive International, Inc. and many smaller companies including Bisso Marine Company, Chet Morrison

Contractors, Inc., and Offshore Specialties Fabricators, Inc. Many shallow and intermediate water companies compete primarily based on price.
Backlog
Our backlog of construction contracts includes signed contracts, letters of intent that are not materially qualified or contingent, and change orders to the extent of the lower of cost incurred or probable recovery. As of December 31, 2010, our backlog amounted to approximately $170.8 million ($166.9 million for international operations and $3.9 million for North America), compared to our backlog at December 31, 2009 of $103.8 million ($82.9 million for international operations and $20.9 million for North America). Our entire backlog as of December 31, 2010 is scheduled to be performed during 2011. Due to the prevalence of day-rate and short-term contractual arrangements in North America, our backlog does not provide a good indication of the level of demand for our services in this region. We do not consider the backlog amounts in any region to be a reliable indicator of future earnings.
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
Employees
Our work force varies based on our workload at any particular time. During 2010, the number of our employees, not including subcontractors, ranged from 1,806 to 2,329. As of December 31, 2010, we had 2,266 employees. With the exception of a group of offshore employees in Mexico, none of our employees is covered by a collective bargaining agreement. We believe that our relationship with our employees is satisfactory.
Seasonality
Each of the geographical areas in which we operate has seasonal weather patterns that affect our offshore operations. Our offshore operations are affected by the offshore weather conditions where our projects are performed. In general, our offshore operations are disrupted when seasonal winds or currents, which may vary by country or location within our operating segments, make the seas too rough for our vessels to work safely and efficiently.
Financial Information about Geographic Areas
For financial information about our geographic areas of operation, please see Note 18 “Industry, Segment and Geographic Information” in Item 8 of Part II of this Annual Report, which presents revenue and long-lived assets attributable to each of our geographic areas for the years ended December 31, 2010, 2009 and 2008. For a discussion of risks attendant to our foreign operations, see the discussion in Item 1A, “Risk Factors” under the heading “Our international operations expose us to additional risks inherent in doing business abroad.”
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
We depend on the demand for our services from the oil and gas industry and, therefore, laws and regulations, as well as changing taxes and policies relating to the oil and gas industry, affect our business. Such regulation is becoming increasingly stringent and regulatory delays may affect project schedules. In particular, the exploration and development of oil and gas properties located on the Outer Continental Shelf of the United States are regulated primarily by BOEMRE.
Our operations also are affected by numerous federal, state, and local laws and regulations relating to protection of the environment. The technical requirements of these laws and regulations are becoming increasingly complex and stringent, and compliance may become increasingly difficult and expensive. Environmental laws and rules regulate, among other things, our air emissions, wastewater discharges, waste disposal, and spills of petroleum and other substances. However, we believe that compliance with current environmental laws and regulations is not likely to have a material adverse effect on our business or financial statements. Certain environmental laws provide for “strict liability” for remediation of spills and releases of hazardous substances and some provide liability for damages to natural resources or threats to public health and safety. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties, and criminal prosecution. Our compliance with these laws and regulations has entailed certain changes in our operating procedures and approximately $0.5 million in expenditures during 2010. It is possible that changes in the environmental laws and enforcement policies thereunder or claims for damages to persons, property, natural resources, or the environment could result in substantial costs and liabilities to us. Our insurance policies provide liability coverage for sudden and accidental occurrences of pollution and/or clean up and containment of the foregoing in amounts that we believe are adequate.
In response to the April 2010 Macondo Well incident, new governmental safety and environmental requirements applicable to both deepwater and shallow water operations have been adopted. The new safety and environmental guidelines and regulations for drilling and related activities in the U.S. Gulf of Mexico that the U.S. government has already issued, including the Oil Spill Accountability and Environmental Protection Act, Securing Protections for the Injured from Limitations on Liability, Americanization of Offshore Operations in the EEZ (exclusive economic zone), and any further new guidelines or regulations the U.S. government may issue or any other steps the U.S. government may take, could disrupt or delay operations, increase the cost of operations, or reduce the area of operations for drilling activities in U.S. offshore areas. At this time, we cannot predict the impact of the Macondo well incident and resulting changes in the regulation of offshore oil and gas exploration and development activity on our operations or contracts or what actions may be taken by our customers, other industry participants, or the U.S. government in response to the incident. Increased costs for our customers’ operations in the U.S. Gulf of Mexico, along with permitting delays, could affect the economics of currently planned exploration and development activity in the area and reduce demand for our services, which could ultimately have a material adverse affect on our revenue and profitability.

Additionally, future legislative or regulatory enactments may impose new requirements that could increase our costs.
The Oil Pollution Act of 1990, as amended (“OPA”), imposes a variety of requirements on “Responsible Parties” related to the prevention of oil spills and liability for damages resulting from such spills in waters of the United States. A “Responsible Party” includes the owner or operator of an onshore facility, a vessel or a pipeline, and the lessee or permittee of the area in which an offshore facility is located. OPA imposes liability on each Responsible Party for oil spill removal costs and for other public and private damages from oil spills. Failure to comply with OPA may result in the assessment of civil and criminal penalties. OPA establishes liability limits, but the liability limits are not applicable if the spill is caused by gross negligence or willful misconduct; if the spill results from violation of a federal safety, construction, or operating regulation; or if a party fails to report a spill or fails to cooperate fully in the cleanup. Few defenses exist to the liability imposed under OPA. Management is currently unaware of any oil spills for which we have been designated as a Responsible Party under OPA that will have a material adverse impact on us or our operations.
OPA also imposes ongoing requirements on a Responsible Party, including preparation of an oil spill contingency plan and maintaining proof of financial responsibility to cover a majority of the costs in a potential spill. We believe that we have appropriate spill contingency plans in place. OPA requires owners and operators of vessels over 300 gross tons to provide the Coast Guard with evidence of financial responsibility to cover the cost of cleaning up oil spills from such vessels. We have provided satisfactory evidence of financial responsibility to the Coast Guard for our vessels that operate in the U.S. Gulf of Mexico.
The Clean Water Act imposes strict controls on the discharge of pollutants into the navigable waters of the United States and imposes potential liability for the costs of remediating releases of petroleum and other substances. The controls and restrictions imposed under the Clean Water Act have become more stringent over time, and it is possible that additional restrictions will be imposed in the future. Permits must be obtained to discharge pollutants into state and federal waters. The Clean Water Act provides for civil, criminal and administrative penalties for any unauthorized discharge of oil and other hazardous substances and imposes liability on responsible parties for the costs of cleaning up any environmental contamination caused by the release of a hazardous substance and for natural resource damages resulting from the release. We believe that our operations comply in all material respects with the requirements of the Clean Water Act.
The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) contains provisions requiring the remediation of releases of hazardous substances into the environment and imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons including owners and operators of contaminated sites where the release occurred and those companies who transport, dispose of, or arrange for disposal of hazardous substances released at the sites. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. Third parties may also file claims for personal injury and property damage allegedly caused by the release of hazardous substances. Although we handle hazardous substances in the ordinary course of business, we are not aware of any hazardous substance contamination for which we may be liable.
We operate in foreign jurisdictions that have various types of governmental laws and regulations relating to the discharge of oil or hazardous substances and the protection of the environment. Pursuant to these laws and regulations, we could be held liable for remediation of some types of pollution, including the release of oil, hazardous substances and debris.
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
In 2010, we complied with the International Ship and Port Facility Security Code (ISPS) as mandated by the Homeland Security Act of 2002. Under the ISPS, we performed worldwide security assessments, plans, risk analyses, and other requirements on our vessels and port facilities and completed the process of installing Automated Identification Systems on all vessels that are required to have it.
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

ITEM 1A. RISK FACTORS
There are numerous factors that affect our business and operating results, many of which are beyond our control. The following is a description of significant factors that might cause our future operating results to differ materially from those currently expected. The risks described below are not the only risks facing us. Additional risks and uncertainties not specified herein, not currently known to us, or currently deemed to be immaterial also may adversely affect our business, financial position, operating results, and/or cash flows.
Our business is substantially dependent on the level of capital expenditures in the oil and gas industry, and lower capital expenditures will adversely affect our results of operations.
The demand for our services depends on the condition of the oil and gas industry and, in particular, on the capital expenditures of companies engaged in the offshore exploration, development, and production of oil and natural gas. Capital expenditures by these companies are influenced by numerous factors, including but not limited to:
•	the demand for oil and natural gas;

•	worldwide political conditions and political actions, particularly in significant oil-producing regions such as the Middle East, West Africa and Latin America which can result in nationalization and seizures of assets;

•	the cost of exploring for, producing and delivering oil and natural gas;

•	the economic and regulatory impact of the Macondo well incident in the U.S. Gulf of Mexico;

•	expectations regarding future commodity prices;

•	the need to maintain, repair, and replace existing pipelines and structures to extend the life of production;

•	the need to clear structures from the lease once the oil and gas reserves have been depleted;

•	general economic conditions;

•	environmental and other governmental regulations; and

•	weather events, such as major tropical storms or hurricanes.
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
Economic conditions could negatively affect our business.
The effects of the economic crisis, which began in 2008, remain and the return to consistent and sustained growth is not yet certain. Continued prolonged periods of little or no economic growth will further decrease the growth in demand for oil and natural gas, which could result in lower prices for crude oil and natural gas and therefore, lower demand and potentially lower pricing for our services. If economic conditions deteriorate for prolonged periods or do not improve, our results of operations and cash flows would be adversely affected. Although crude oil and natural gas prices have increased during 2010 to historicly high levels, they are still below the July 2008 price levels. These price declines contributed to the reduction of drilling activity and demand for our services from the levels experienced during 2007 and early 2008. In addition, most of our customers are involved in the energy industry, and if a significant number of them experience a prolonged business decline or disruption as a result of economic slowdown or lower crude oil and natural gas prices, we may incur increased exposure to credit risk and bad debts, which could negatively affect our cash flows.

Our business could be adversely impacted by the Macondo well incident and the resulting changes in regulations affecting offshore oil and gas exploration and development activity.
Our North American Subsea and North America OCD segments operate primarily in the U.S. Gulf of Mexico. In response to the April 2010 Macondo Well incident, new governmental safety and environmental requirements applicable to both deepwater and shallow water operations have been adopted. The new safety and environmental guidelines and regulations for drilling and related activities in the U.S. Gulf of Mexico that the U.S. government has already issued, including the Oil Spill Accountability and Environmental Protection Act, Securing Protections for the Injured from Limitations on Liability, Americanization of Offshore Operations in the EEZ (exclusive economic zone), and any further new guidelines or regulations the U.S. government may issue or any other steps the U.S. government may take, could disrupt or delay operations, increase the cost of operations, or reduce the area of operations for drilling activities in U.S. offshore areas. At this time, we cannot predict the impact of the Macondo well incident and resulting changes in the regulation of offshore oil and gas exploration and development activity on our operations or contracts or what actions may be taken by our customers, other industry participants, or the U.S. government in response to the incident. Increased costs for our customers’ operations in the U.S. Gulf of Mexico, along with permitting delays, could affect the economics of currently planned exploration and development activity in the area and reduce demand for our services, which could ultimately have a material adverse affect on our revenue and profitability. Additionally, future legislative or regulatory enactments may impose new requirements that could increase our costs.
Volatility and uncertainty of the credit markets may negatively affect us.
The impact of the economic downturn in the global credit markets continues to significantly affect the availability of credit and financing costs for many of our customers. Many of our customers finance their offshore exploration and development programs through third-party lenders. The reduced availability and increased costs of borrowing could cause our customers to reduce their capital expenditures for offshore exploration and development, thereby reducing demand and potentially resulting in lower pricing for our services. In addition, the current credit and economic environment could significantly affect the financial condition of some customers over a period of time, leading to business disruptions and restricting their ability to pay us for services performed, which could negatively affect our results of operations and cash flows.
We intend to finance our existing operations and initiatives with cash and cash equivalents, investments, cash flows from operations, and potential borrowings under our credit facility. If adverse national and international economic conditions continue or deteriorate further, it is possible that we may not have access to credit markets or other sources of liquidity.
War, other armed conflicts, or terrorist attacks could have a material adverse effect on our business.
Armed conflicts, terrorism or piracy and their effects on us or our markets may significantly affect our business and results of operations in the future. The wars in Iraq and Afghanistan and subsequent terrorist attacks and unrest have caused instability in the world’s financial and commercial markets, have significantly increased political and economic instability in some of the geographic areas in which we operate and have contributed to high levels of volatility in prices for oil and gas. The continuing instability and unrest in Iraq, Afghanistan, Nigeria and the Gulf of Aden, and the recent protests in the Middle East, as well as threats of piracy, war or other armed conflict elsewhere, may cause further disruption to financial and commercial markets and contribute to even higher levels of volatility in prices for oil and gas. In addition, the continued unrest in Iraq, Afghanistan, and the Middle East could lead to acts of terrorism in the United States or elsewhere, and acts of terrorism could be directed against companies such as ours. Also, acts of terrorism and threats of armed conflicts in or around various areas in which we operate, such as Indonesia, could limit or disrupt our markets and operations, including disruptions from evacuation of personnel, cancellation of contracts or the loss of personnel or assets.

We depend on significant customers and a loss of any one of them could have a material adverse effect on our business and results of operations.
During the fiscal year ended December 31, 2010, five customers accounted for over 60% of our revenues. The loss of any of these customers, if not offset by contracts with new or other existing customers, could have a material adverse effect on our business and results of operations.
Our industry is highly competitive.
Contracts for our services are generally awarded on a competitive bid basis, and price is a primary factor in determining who is awarded the project. Customers also consider availability and capability of equipment, reputation, experience, and the safety record of the contender in awarding jobs. During industry down cycles in particular, when the market is oversupplied with available vessels, we may have to accept lower rates for our services and vessels or increased contractual liabilities, which could result in continued lower profits or losses. As we have increased our operations in deeper waters and internationally, we have encountered additional competitors, many of whom have greater experience and greater resources than we do in these markets.
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
We are continuing the upgrade of our fleet with the construction of a new generation derrick/pipelay vessel, the Global 1201. This project, and any other capital asset construction projects which we may commence, are subject to similar risks of delay or cost overruns inherent in any large construction project resulting from numerous factors, including the following:
•	shortages of key equipment, materials or skilled labor;

•	unscheduled delays in the delivery of ordered materials and equipment;

•	unanticipated cost increases;

•	weather interferences;

•	difficulties in obtaining necessary permits or in meeting permit conditions;

•	design and engineering problems; and

•	shipyard delays and performance issues.
Failure to complete construction on time, or the inability to complete construction in accordance with its design specifications, may, in some circumstances, result in loss of revenues, penalties, or delay, renegotiation or cancellation of a contract. In the event of termination of one of these contracts, we may not be able to secure a replacement contract on as favorable terms. Additionally, capital expenditures for construction projects could materially exceed our planned capital expenditures.
Our business is capital intensive and our ability to finance our business depends on generating sufficient cash flow from our operations.
As of December 31, 2010, our backlog of construction contracts amounted to $170.8 million compared to a backlog of $103.8 million as of December 31, 2009. We require substantial amounts of capital to fund our working capital, capital expenditures, and other cash needs. Our ability to generate cash depends on demand for construction services by the oil and gas industry as a result of the levels of capital expenditures by oil and gas companies and on competitive, general economic, financial, and many other factors that are beyond our control. Our ability to finance our business is also dependant upon our ability to execute projects successfully. We cannot provide assurance that we will always be able to generate sufficient operating cash flow to provide us with the working capital required to support our operations, and we may experience periodic cash demands that exceed our operating cash flow. Our failure to generate sufficient operating cash flow to provide adequate working capital would have a material adverse effect on our business, results of operations, and financial condition.
Maintaining adequate letter of credit capacity is necessary for us to successfully bid on various contracts.
Consistent with industry practice, we are often required to post standby letters of credit to customers in connection with bidding on new projects and for certain projects that we are awarded. These letters of credit generally indemnify customers if we fail to perform our obligations under the applicable contracts. If a letter of credit is required for a project and we are unable to obtain it due to insufficient liquidity or other reasons, we will not be able to pursue that particular project. We have limited capacity under our Third Amended and Restated Credit Agreement, as amended (“the Revolving Credit Facility”) for letters of credit. Also, depending on credit market conditions, letters of credit may be more difficult to obtain in the future or may only be available to us at a significant additional cost. We cannot provide assurance that letters of credit will continue to be available to us on reasonable terms. Our inability to obtain adequate letters of credit and, as a result, to bid on new work could have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2010, we had $44.8 million in letters of credit issued under our Revolving Credit Facility.
We have substantial funds held at domestic and foreign financial institutions that exceed the insurance coverage offered by the Federal Deposit Insurance Corporation (FDIC) and foreign governments, the loss of which would have a severe negative effect on our operations and liquidity.
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
Under the terms of our Revolving Credit Facility, we must comply with certain financial covenants. A continuing period of weak economic activity will make it increasingly difficult to comply with our covenants and other restrictions in our debt. Our ability to meet the financial ratios and tests under our Revolving Credit Facility is affected by current economic conditions and by events beyond our control. We have failed to meet certain financial covenants under our Revolving Credit Facility in the past and we may not be able to satisfy these covenants or other covenants in the future thereby necessitating cash collateralization of our letter of credit exposure. If we fail to comply with our financial covenants and other restrictions, it could require us to cash collateralize outstanding and future letters of credit, or lead to an event of default, the possible acceleration of our repayment of outstanding debt and the exercise of certain remedies by the lenders, including foreclosure on our pledged collateral. We cannot assure you that we would have access to the credit markets as needed to replace our existing debt and we could incur increased costs associated with any available replacement financing. For a more detailed discussion of our Revolving Credit Facility, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” included elsewhere in this Annual Report.
Our international operations expose us to additional risks inherent in doing business abroad.
A majority of our revenue is derived from operations outside the United States. The scope and extent of our operations outside of the U.S. Gulf of Mexico means we are exposed to the risks inherent in doing business abroad. These risks include:
•	regional economic downturns;

•	currency exchange rate fluctuations, devaluations, and restrictions on currency repatriation;

•	unfavorable taxes, tax increases, and retroactive tax claims;

•	the disruption of operations from labor and political disturbances;

•	insurrection, war, or acts of terrorism or piracy that may disrupt markets;

•	expropriation or seizure of our property;

•	hijacking or kidnapping of our employees

•	nullification, modification, renegotiation, or unenforceability of existing contracts;

•	import/export quotas and other forms of public and governmental regulation; and

•	inability to obtain or retain licenses required for operations.
We cannot predict whether foreign governmental regulations applicable to our operations will be enacted in the future. In many cases, our direct or indirect customer will be a foreign government, which can increase our exposure to these risks. U.S. government-imposed export restrictions or trade sanctions under the Export Administration Act of 2001, the Trading with the Enemy Act of 1917 or similar legislation or regulation also may impede our ability to expand our operations and bid for and accept work in specific countries that we might otherwise have the equipment and technical ability to compete. These factors could have a material adverse effect on our financial condition, results of operation, and cash flows.
We are exposed to the substantial hazards and risks inherent in marine construction and our insurance coverage is limited.
Our business involves a high degree of operational risks. Hazards and risks that are inherent in marine operations include capsizing, grounding, colliding, and sustaining damage from severe weather conditions. To the extent that storms in the areas we operate are intensified or increase in number by global or regional climate changes, these risks are heightened. In addition, our construction work can disrupt existing pipeline, platforms, and other offshore structures. Any of these incidents could result in damage to or destruction of vessels, property or equipment, personal injury or loss of life, suspension of production operations, or environmental damage. The failure of offshore pipelines or structural components during or after our installation could also result in similar injuries or damages. Consequently, third parties may have claims against us for damages due to personal injury, death, property damage, or loss of business. Any of these events could result in interruption of our business or significant liability.
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
An element of our business strategy is to broaden our business segments with emphasis on deepwater/SURF and integrated projects. As we begin to implement this part of our strategy, we will be exposed to additional operational risks inherent in these longer-term deepwater and integrated projects, such as harsh weather conditions and project execution issues. The costs associated with the realization of these risks could have a material adverse effect on our financial condition, results of operations, and cash flows.
There might be delays or cancellation of projects included in our backlog.
The dollar amount of our backlog does not necessarily indicate future revenues or earnings related to the performance of that work. Although the backlog represents only business that we consider to be firm, in the past, cancellations, delays, or scope adjustments have occurred and are likely to occur in the future. Due to factors outside our control, such as changes in project scope and schedule, we cannot predict with certainty when or if projects included in our backlog will be performed. Even when a project proceeds as scheduled, it is possible that contracted parties may default on their payments to us or poor project performance may increase the cost associated with a project. Cancellations, delays, scope adjustments, payment defaults, and poor project execution could materially reduce the revenues and reduce or eliminate the profits that we actually realize from projects in our backlog.
We are subject to risks associated with contractual pricing and may not complete fixed-price or unit-rate contracts within our original estimates of costs, which will adversely affect our results.
The offshore construction industry is highly competitive and most of our projects are performed on a fixed-price or unit-rate basis. Our actual costs could exceed our projections. We attempt to recover increased costs of anticipated changes in offshore job conditions, weather, labor, equipment productivity, and third party costs, either through estimates of cost increases, which are reflected in the original contract price, or through change orders. Despite these attempts, however, the costs and profits we realize on fixed-price or unit-rate contracts could vary materially from estimated amounts. Cost overruns may result in reduced profit or increased losses on projects that could have a material adverse impact on our results of operations.
We have incurred losses in past years and may incur additional losses in the future that could adversely affect our operations.
We have incurred losses in 2010 and in past years and may have operating losses in the future if we cannot obtain sufficient work and/or complete projects within our cost estimates on fixed price or unit-rate contracts. Operating losses could have significant adverse effects on our future operations including limiting our ability to adjust to changing market conditions, reducing our ability to withstand competitive pressures, and impairing our ability to obtain financing to provide for future working capital needs and capital expenditures.
We may be unable to obtain critical project materials or services on a timely basis.
Our operations depend on our ability to procure on a timely basis project materials, such as pipe, or project services, such as tugboats for barges, to complete projects in an efficient manner. Our inability to timely procure these resources could have a material adverse effect on our business.
We may experience difficulties resolving claims and variation orders, which may adversely affect our cash flows.
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
The successful execution of contracts requires a high degree of reliability of our vessels, barges and equipment. The average age of our fleet as of December 31, 2010 was 25 years. Breakdowns not only add to the costs of executing a project, but they can also delay the completion of subsequent contracts, which are scheduled to utilize the same assets. We operate a scheduled maintenance program in order to keep all assets in good working order, but despite this, breakdowns can and do occur.
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

We operate in many countries and are therefore subject to the jurisdiction of numerous tax authorities, as well as cross-border treaties between governments. Our operations in these countries are taxed on different bases, including net income, net income deemed earned, and revenue based withholding. We determine our tax provision based on our interpretation of enacted local tax laws and existing practices, and use assumptions regarding the tax deductibility of items and recognition of revenue. Changes in these assumptions could affect the amount of income taxes that we provide for any given year and could adversely affect our result of operations. See Note 10 of the Notes to Consolidated Financial Statements for a discussion of tax related challenges.
Compliance with environmental and other governmental regulations could be costly and could negatively affect our operations.
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
According to certain scientific studies, emissions of carbon dioxide, methane, nitrous oxide and other gases commonly known as greenhouse gases (“GHG”) may be contributing to global warming of the earth’s atmosphere and to global climate change. In response to the scientific studies, legislative and regulatory initiatives have been underway to limit GHG emissions. The U.S. Supreme Court determined that GHG emissions fall within the federal Clean Air Act (“CAA”) definition of an “air pollutant”, and in response, the U.S. Environmental Protection Agency promulgated various regulations related to GHG. Regulation of GHG emissions is highly controversial and further regulatory, legislative and judicial developments are likely to occur. Due to the uncertainties surrounding the regulation of and other risks associated with GHG emissions, the Company cannot predict the financial impact of related developments on the Company.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We operate a fleet of seven major construction vessels, one DSV, four MSVs, and one OSV. Our major construction vessels currently include five barges and two ships. During 2010, construction was completed on the first of our new pipelay/derrick vessels, the Global 1200. The Global 1200 recently completed its sea trials and was added to our fleet. All of our major construction vessels are designed to perform more than one type of construction project, which reduces the risk that these combination vessels will experience extended periods of idleness. A listing of our major construction vessels along with a brief description of the capabilities of each is presented on page 24 of this Form 10-K. Our significant vessels and equipment are described below. In addition, we are continuing the expansion of our fleet with the construction of the remaining derrick/pipelay vessel, the Global 1201, with an expected delivery date in the third quarter of 2011.
The Hercules, a major construction vessel, is a 486-foot dynamically positioned (“DP”) pipelay/heavy-lift barge with a 2,000-ton crane capable of performing revolving lifts up to approximately 1,600 tons. The Hercules can lay pipe up to 60 inches in diameter using the conventional method and is currently assigned to our North America OCD segment in the U.S Gulf of Mexico.
The Titan 2, a major construction vessel, is a 408-foot self-propelled twin-hulled DP derrick ship capable of lifting 882 tons. We lease the Titan 2 from a third party under a long-term charter agreement. In February 2011, we gave notice to the lessor of the Titan 2 of our intent to terminate the lease effective in the second quarter of 2011. The current base of operations for the Titan 2 is Mexico’s Bay of Campeche.
The Comanche, a major construction vessel, is a 401-foot pipelay derrick barge capable of lifts up to approximately 1,000 tons. The Comanche can lay pipe up to 48 inches in diameter using the conventional method and is currently assigned to our Asia Pacific/India segment.
The Iroquois, a major construction vessel, is a 400-foot pipelay derrick barge capable of laying 48-inch diameter pipe using the conventional method. The Iroquois is currently assigned to our Latin America segment.

The DLB 264, a major construction vessel, is a 400-foot pipelay derrick barge capable of lifts up to approximately 1,100 tons used in the conventional method of pipelay. The DLB 264 can lay pipe up to 60 inches in diameter and is currently assigned to our Asia Pacific/Middle East segment.
The Chickasaw, a major construction vessel, is a 275-foot dynamically positioned pipelay barge with a pipelay reel that has a capacity ranging from forty-five miles of 4.5-inch diameter pipe, nineteen miles of 6.625-inch diameter pipe or four miles of 12.75-inch diameter pipe in one continuous length. The Chickasaw is currently stationed in the U.S. Gulf of Mexico.
The Pioneer, an MSV, is a dynamically positioned small waterplane area twin hull (SWATH) vessel that provides support services in water depths to 8,000 feet. The Pioneer’s hull design reduces weather sensitivity, allowing the vessel to continue operating in up to 12-foot seas and remain on site in up to 20-foot seas. The vessel is equipped to install, maintain, and service subsea completions and support saturation diving. It is also equipped for abandonment operations, pipeline installation support, and other services beyond the capabilities of conventional DSVs. The Pioneer is currently stationed in the U. S. Gulf of Mexico.
The Normand Commander, an MSV, is a 305-foot dynamically positioned dive support vessel. This vessel has extensive capabilities, including dynamic positioning, 100-ton crane capacity with deepwater lowering capability to 6,500 feet and specialized design features which facilitate diving, ROV inspection, and other offshore construction services. The Normand Commander, which is currently assigned to our North America OCD segment in the U.S. Gulf of Mexico, was delivered in June 2006 under a long-term charter with a five-year fixed term and five one-year options.
The Olympic Challenger, an MSV, is a DP-2 class 347-foot dynamically positioned self-propelled MSV and inspection, repair and maintenance (IRM) vessel. It is equipped with a 250-ton heave compensated crane with deepwater lowering capability to 9,800 feet. We leased the Olympic Challenger in August 2008 from a third party under a charter agreement with a fixed term of five years with one two-year option and three one-year options. Constructed in 2008 and equipped with a Schilling ROV system, the vessel is designed for performance of field development and ROV/SURF work. The Olympic Challenger is currently stationed in the U. S. Gulf of Mexico.
The Global Orion, an MSV, is a DP-2 class 299-foot dynamically positioned self-propelled MSV. It was constructed in 2002 and includes a 150-ton crane with deepwater lowering capability to 4,900 feet and a saturation diving system. The vessel is designed for diving support as well as performance of field development and SURF work. The Global Orion is currently stationed in the U. S. Gulf of Mexico.
The Global 1200, a major construction vessel, recently entered our fleet upon the completion of its construction and subsequent sea trials. The Global 1200 is a next generation multi-purpose DP-2 construction vessel designed for work in both deep and shallow water. The vessel incorporates a state-of-the-art pipelay system capable of handling 60-inch concrete coated pipe. The Global 1200 also incorporates a 1,200 metric ton capacity crane suitable for conventional platform installations.
The Global 1201 is currently under construction and should enter our fleet in late 2011. The Global 1201 is comparable to the Global 1200.
We own nine of the vessels in the operating fleet described above. The Titan 2, Olympic Challenger, and Normand Commander are leased vessels. Six of the vessels that we own are subject to ship mortgages. In compliance with governmental regulations, our insurance policies, and certain of our financing arrangements, we are required to maintain our vessels in accordance with standards of seaworthiness and safety set by government regulations or classification organizations. We maintain our fleet to the standards for seaworthiness, safety, and health set by the International Maritime Organization or the U.S. Coast Guard, and our vessels are inspected by the American Bureau of Shipping, Bureau Veritas, or Det Norske Veritas.

We also own and operate other ancillary offshore construction equipment including portable pipe reels, jetting sleds, and hydraulic and steam pile driving hammers. Our portable pipe reels are relatively small vertical reels which can be used for small diameter pipe on conventional barges or for simultaneously laying two pipelines using the Chickasaw. Our jetting sleds are capable of burying pipelines of up to thirty-six inches in diameter. Pile hammers are used by construction barges to drive the pilings which secure offshore platforms to the bottom of the sea. We also operate nine saturation diving systems. Our saturation systems range in capacity from six to twelve divers. Four of the saturation systems are capable of supporting dives as deep as 1,000 feet. Each saturation system consists of a diving bell, for transporting the divers to the sea floor, and pressurized living quarters. The systems have surface controls for measuring and mixing the specialized gases that the divers breathe and connecting hatches for entering the diving bell and providing meals and supplies to the divers.
In addition to the fleet of vessels which we operate as described above, we charter other vessels, such as tugboats, cargo barges, utility boats, and dive support vessels, and lease other equipment, such as saturation diving systems and ROVs.
We own 603 acres near Carlyss, Louisiana and have constructed a deepwater support facility and pipe base. This location serves as the headquarters of our North America Offshore Construction and Subsea operations. The facility is capable of accommodating our deepwater draft vessels.
The following table summarizes our significant facilities as of December 31, 2010:

Approximate
		Square Feet	Owned/Leased
Location	Principal Use	Or Acreage	(Lease Expiration)
Carlyss, LA	Shore base/Office	603 acres	Owned
Port of Iberia, LA	Research and Development Center	3,765 sq. ft.	Leased (March 2015)
Houston, TX	Office	67,059 sq. ft.	Leased (July 2013)
Cd. Del Carmen, Mexico	Office/Workshop	41,042 sq. ft.	Owned
Tema, Ghana	Office/Shore base	56,966 sq. ft.	Leased (July 2011)
Dubai, United Arab Emirates	Office	3,581 sq. ft.	Leased (August 2011)
Mumbai, India	Project Management Office	5,170 sq. ft.	Leased (Dec. 2011)
Kuala Lumpur, Malaysia	Office	13,329 sq. ft.	Leased (May 2011)
Batam Island, Indonesia	Shore base	45 acres	Leased (March 2028)
Singapore	Office	15,407 sq. ft.	Leased (Aug. 2013)
Rio de Janeiro, Brazil	Office	11,291 sq. ft.	Leased (Oct. 2011)

Global Industries, Ltd.
Listing of Major Construction Vessels

					Pipelay
				Derrick	Maximum	Maximum
				Maximum	Pipe	Water	Year	Living
			Length	Lift	Diameter	Depth	Acquired	Quarter
Vessel Name	Vessel Type	Capability	(Feet)	(Tons)	(Inches)	(Feet)	/Leased	Capacity
Global 1200	Ship	Pipelay/derrick	532	1,200	60.00	9,800	2010	264
Titan 2(1)	Ship	Derrick	408	882	—	—	2001	330
Hercules	Barge	Pipelay/derrick	486	2,000	60.00	10,000	1995	269
Comanche	Barge	Pipelay/derrick	401	1,000	48.00	1,000	1996	243
Iroquois	Barge	Pipelay	400	250	48.00	1,200	1997	261
DLB 264	Barge	Pipelay/derrick	400	1,100	60.00	1,000	1998	275
Chickasaw	Barge	Pipelay/reel	275	165	12.00	6,000	1990	73

(1)	The Titan 2 is leased from a third party under a long-term charter agreement. In February 2011, we gave notice of cancellation of the charter of the Titan 2, effective in the second quarter of 2011.

ITEM 3. LEGAL PROCEEDINGS
We are involved in various legal proceedings and potential claims that arise in the ordinary course of business, primarily involving claims for personal injury under the General Maritime Laws of the United States and Jones Act as a result of alleged negligence. We believe that the outcome of all such proceedings, even if determined adversely, would not have a material adverse effect on our business or financial statements. For more information, please see the information set forth under the heading “Litigation” in Note 10, “Commitments and Contingencies,” to our consolidated financial statements included in this Annual Report.

ITEM (Unnumbered). EXECUTIVE OFFICERS OF THE REGISTRANT
(Provided pursuant to General Instruction G to Form 10-K)
All executive officers named below, in accordance with the By-laws, are elected annually and hold office until a successor has been duly elected and qualified. Our executive officers as of February 22, 2011, were as follows:

Name	Age	Position
John B. Reed	55	Chief Executive Officer

C. Andrew Smith	40	Senior Vice President and Chief Financial Officer

Russell J. Robicheaux	62	Senior Vice President, Chief Administrative Officer, General Counsel and Secretary

Ashit Jain	40	Senior Vice President and Chief Operating Officer

James Osborn	60	Senior Vice President and Chief Marketing Officer

James J. Doré	56	Senior Vice President, Worldwide Diving

Byron W. Baker	54	Senior Vice President, Operations and Fleet Management

Eduardo Borja	53	Senior Vice President, Strategic Planning

David R. Sheil	54	Senior Vice President, Human Resources

Trudy McConnaughhay	51	Vice President and Controller
Mr. Reed joined the Company in March 2010 with more than thirty years experience in the offshore construction industry. Prior to joining the Company, he served as Chief Executive Officer of Heerema Marine Contractors after holding a number of other senior roles with the Heerema Group including Chief Executive Officer of INTEC Engineering, Inc. He previously held a number of other management roles at Heerema in project management, business development, and engineering capacities. Mr. Reed holds a Bachelors degree in Engineering from the University of Mississippi and an MBA from Delta State University. He previously served as a member of the Board of Directors of the National Ocean Industries Association and is a past President of the International Pipeline and Marine Contractors Association and a past Chairman of the International Marine Contractors Association, America’s Deepwater Division.
Mr. Smith joined the Company in April 2010. Prior to joining the Company, he served in a number of financial executive roles, most recently as Senior Vice President and Chief Financial Officer, with NATCO Group. He previously was a financial executive with Comfort Systems USA and the public accounting firm of Pricewaterhouse Coopers. Mr. Smith is a graduate of the University of Houston and a Certified Public Accountant in the State of Texas.
Mr. Robicheaux joined the Company in August 1999 as Vice President and General Counsel. In August 2001, he was named Senior Vice President, General Counsel. In April 2006, Mr. Robicheaux was named Chief Administrative Officer and General Counsel. Prior to joining the Company, Mr. Robicheaux had been Assistant General Counsel with J. Ray McDermott, S.A. since 1995. In addition, he served in various engineering and legal capacities at McDermott International, Inc. for the preceding twenty-five years, including design and field engineering, project engineering, estimating and project management. Mr. Robicheaux holds a Bachelors degree in Electrical Engineering from Louisiana State University and a J.D. from Loyola University.
Mr. Ashit Jain joined the Company in 1997 and has held top management positions in operations, engineering, project management, estimating and project controls. He was appointed Senior Vice President, Asia Pacific & India in 2006 and was based in the Asia Pacific region. In August 2010, Mr.

Jain was named Chief Operating Officer. Mr. Jain has over eighteen years experience in the marine construction industry. Mr. Jain holds a Bachelor’s degree in Civil Engineering from the University of Delhi in India and an MBA from the University of Houston.
Mr. Osborn joined the Company in June 2010 with responsibility for worldwide business acquisition and development, proposals and estimating, marketing, and related commercial activities. He has more than thirty years experience in business development, operations, and engineering roles, most recently as Senior Vice President, Business Development with IntecSea, a unit of the worldwide engineering firm of Worley Parsons. Earlier in his career, Mr. Osborn spent seventeen years with Brown & Root, Inc. and its successor, KBR, serving in various commercial, business development, and operations positions. Mr. Osborn holds both a Bachelors degree and a Masters degree in Engineering from the Massachusetts Institute of Technology.
Mr. James Doré has over twenty-seven years of service with the Company. He has held a number of management positions with responsibility for marketing, contracts and estimating, and diving operations. Mr. Doré was named Vice President, Marketing in March 1993, Vice President, Special Services in November 1994 and Vice President, Diving and Special Services in February 1996. In August 2001, he was named Senior Vice President, Diving and Special Services. In November 2002, Mr. Doré was named President of Global Divers and Marine Contractors. In June 2005, Mr. Doré was appointed Senior Vice President, Asia Pacific/India. In October 2006, Mr. Doré was named Senior Vice President, Eastern Hemisphere. In July 2007, he was named Senior Vice President, Worldwide Diving and Subsea Services and Middle East and Mediterranean Region. In November 2008, Mr. Doré relinquished his role over the Middle East and Mediterranean Region and assumed responsibility for the North America Region. In May 2010, he relinquished his role over the North America Region to focus on worldwide opportunities and in September 2010, he was named Senior Vice President, Worldwide Diving. Mr. Doré previously served as President of the Association of Diving Contractors, an industry trade association. Mr. Doré is the brother of William J. Doré, our founder and a member of our Board of Directors.
Mr. Baker joined the Company in May 1997 as Operations Manager in our Latin America segment and served in various capacities with us through August 2001. In August 2001, Mr. Baker was named Senior Vice President of Equipment, Operations and Regulatory and in 2003 was named Senior Vice President, the Americas. In June 2007, he was named Senior Vice President, North America Region and Worldwide Fleet. In August 2009, Mr. Baker was named Senior Vice President, Worldwide Operations and in May 2010, he was named Senior Vice President, Operations and Fleet Management. Prior to joining the Company, Mr. Baker served in various management capacities for J. Ray McDermott, Inc., Offshore Pipelines, Inc. and Brown & Root, Inc. Mr. Baker has more than thirty-two years of experience in the offshore construction industry including service in the United States, Latin America, the North Sea, West Africa, Asia Pacific/India, and the Middle East.
Mr. Borja rejoined the Company in January 2009 as Senior Vice President, Global Marketing and Strategy with responsibility for market analysis and development of growth strategies to expand our services into deepwater and subsea markets. He was appointed Senior Vice President, Strategic Planning in October 2010. Mr. Borja first joined us in September 2001, serving in leadership positions in both operations and business development for the Latin America segment. He was named Vice President, Latin America in May 2002 and served in that role until mid-2008. His operational and business development experience includes domestic and international assignments, including positions with ICA-Fluor Daniel. Mr. Borja holds a Master’s Degree in Construction Management from Universidad Iberoamericana and a Bachelors Degree in Civil Engineering from Universidad Nacional Autonoma de Mexico.
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

	Common Stock Price
	Low	High
Year ended 2009:
First quarter	$2.74	$4.43
Second quarter	4.00	7.68
Third quarter	5.11	10.63
Fourth quarter	5.67	9.20

Year ended 2010:
First quarter	$6.15	$7.96
Second quarter	4.49	7.26
Third quarter	4.12	5.63
Fourth quarter	5.34	7.05
As of February 15, 2011, there were approximately 657 holders of record of our common stock and approximately 36,612 beneficial holders of our common stock.
We have never paid cash dividends on our common stock, and we do not intend to pay cash dividends in the foreseeable future. We currently intend to retain earnings, if any, for the future operation and growth of our business. Our Revolving Credit Facility and other financing arrangements restrict the payment of cash dividends.
The following table contains our purchases of equity securities during the fourth quarter of 2010.

			Total Number
			of Shares
			Purchased as
			Part of Publicly
	Total Number	Average	Announced
	of Shares	Price Paid	Plans or
Period	Purchased(1)	per Share	Programs
October 1, 2010 — October 31, 2010	—	$—	—
November 1, 2010 — November 30, 2010	9,000	6.09	—
December 1, 2010— December 31, 2010	18,073	6.93	—

Total	27,073	$6.65	—

(1)	Represents the surrender of shares of common stock to satisfy payments for withholding taxes in connection with the vesting of restricted stock issued to employees under shareholder approved equity incentive plans.

ITEM 6. SELECTED FINANCIAL DATA
The selected financial data presented below for each of the past five fiscal periods should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements including the “Notes to Consolidated Financial Statements,” included elsewhere in this Annual Report.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share and ratio data)
Revenues	$568,108	$914,348	$1,070,988	$992,513	$1,234,849
Cost of operations	535,264	755,301	1,084,581	719,768	887,003

Gross profit (loss)	32,844	159,047	(13,593)	272,745	347,846
Goodwill impairment(1)	37,388	—	—	—	—
Loss on other asset impairments(2)	64,143	1,186	2,551	141	8,931
Reduction in litigation provision	—	—	—	—	(13,699)
Net gain on asset disposal(3)	(31,253)	(8,351)	(1,695)	(4,220)	(6,395)
Selling, general and administrative expenses	70,333	69,165	95,364	81,275	71,109

Operating income (loss)	(107,767)	97,047	(109,813)	195,549	287,900
Interest income	1,488	2,020	14,477	27,966	8,169
Interest expense	(9,671)	(13,061)	(16,439)	(15,463)	(10,787)
Other income (expense), net	(555)	7,302	(641)	3,826	705

Income (loss) before income taxes	(116,505)	93,308	(112,416)	211,878	285,987
Income tax expense (benefit)	(21,424)	19,577	6,775	53,234	86,242

Net income (loss)	(95,081)	73,731	(119,191)	158,644	199,745
Less: Net income attributable to noncontrolling interest	581	—	—	—	—

Net income (loss) attributable to Global Industries, Ltd.	$(95,662)	$73,731	$(119,191)	$158,644	$199,745

Net income (loss) per diluted share
Net income (loss) attributable to Global Industries, Ltd.	$(0.84)	$0.64	$(1.05)	$1.35	$1.70

Ratio of earnings to fixed charges (4)	n/a (5)	2.9x	n/a (5)	6.9x	12.0x

Total assets (6)	$1,343,741	$1,524,193	$1,489,353	$1,588,605	$1,070,997
Working capital (6)	$325,821	$405,609	$380,894	$843,017	$460,126
Long-term debt (6)	$303,365	$298,326	$293,926	$290,119	$73,260

(1)	For more information regarding Goodwill impairment, see Note 4 of the Notes to Consolidated Financial Statements.

(2)	For more information regarding Loss on other asset impairments, see Note 14 of the Notes to Consolidated Financial Statements.

(3)	For more information regarding Net gain on asset disposal, see Note 14 of the Notes to Consolidated Financial Statements.

(4)	For purposes of computing the ratios of earnings to fixed charges: (1) earnings consist of income from continuing operations before income taxes plus fixed charges, excluding capitalized interest, and (2) fixed charges consist of interest expense (including capitalized interest) and the estimated interest component of rent expense (one-third of total rent expense). There were no dividends paid or accrued during the periods presented above.

(5)	Earnings were inadequate to cover fixed charges by $75.6 million for 2010 and $68.3 million for 2008.

(6)	As of the end of the period.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion presents management’s discussion and analysis of our financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and the related “Notes to Consolidated Financial Statements” included in Item 8 of Part II of this Annual Report.
Results of Operations
General
Our reportable segments consist of North America OCD, North America Subsea, Latin America, West Africa, and Asia Pacific/Middle East.
Effective January 1, 2010, we combined our Middle East and Asia Pacific/India segments into the Asia Pacific/Middle East segment. The equipment and personnel assigned to each of these segments, as well as the executive management thereof, were consolidated during 2009; therefore, we made the decision to combine the reporting segments. The combined reporting segment continues to pursue projects in both regions. During the first quarter of 2009, we discontinued allocation of corporate stewardship costs to our reportable segments. These changes are reflected as retrospective changes to the financial information and the narrative description in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” presented for the years ended December 31, 2010, 2009 and 2008. These changes did not have an impact on our consolidated balance sheets, consolidated statements of operations, consolidated statements of equity, or consolidated statements of cash flows.
Our results of operations are affected by the overall level of activity of the offshore construction industry within each geographic region in which we operate. The overall level of offshore construction activity is principally determined by four factors: (1) the oil and gas industry’s ability to economically justify placing discoveries of oil and gas reserves in production; (2) the oil and gas industry’s need to maintain, repair, and replace existing pipelines and structures to extend the life of production; (3) the oil and gas industry’s need to clear structures from the lease once the oil and gas reserves have been depleted; and (4) weather events such as major hurricanes. Our results of operations ultimately reflect our ability to secure jobs through competitive bidding and manage those jobs to successful completion. The competition and inherent operating risks vary between the geographic regions in which we operate, and these challenges affect individual segment profitability.
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

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

	2010		2009
		% of		% of	% Change
	Thousands	Revenue	Thousands	Revenue	(Unfavorable)
Revenues	$568,108	100.0%	$914,348	100.0%	(37.9)%
Cost of operations	535,264	94.2	755,301	82.6	29.1

Gross profit	32,844	5.8	159,047	17.4	(79.3)
Goodwill impairment	37,388	6.6	—	—	n/m
Loss on other asset impairments	64,143	11.3	1,186	0.1	n/m
Net gain on asset disposal	(31,253)	5.5	(8,351)	0.9	274.2
Selling, general and administrative expenses	70,333	12.4	69,165	7.6	(1.7)

Operating income (loss)	(107,767)	19.0	97,047	10.6	(211.0)

Interest income	1,488	0.3	2,020	0.2	(26.3)
Interest expense	(9,671)	1.7	(13,061)	1.4	26.0
Other income (expense), net	(555)	0.1	7,302	0.8	(107.6)

Income (loss) before income taxes	(116,505)	20.5	93,308	10.2	(224.9)
Income tax expense (benefit)	(21,424)	3.8	19,577	2.1	209.4

Net income (loss)	(95,081)	16.7	73,731	8.1	(229.0)
Net income attributable to noncontrolling interest	581	0.1	—	—	n/m

Net income (loss) attributable to Global Industries, Ltd.	$(95,662)	16.8%	$73,731	8.1%	(229.7)%

n/m=not meaningful
Revenues — Revenues decreased by $346.2 million, or 37.9%, from $914.3 million for 2009 to $568.1 million for 2010 primarily due to lower activity and lower pricing in all reporting segments. For a detailed discussion of revenues and income (loss) before taxes for each geographical area, please see “Segment Information” below.
Depreciation and Amortization in Cost of Operations — The amount of depreciation and amortization expense, including the amortization of dry-docking costs, included in our cost of operations for 2010 was $43.6 million, compared to $55.5 million included for 2009. This $11.9 million decrease in expense was primarily attributable to decreased dry-dock amortization and lower units-of-production (UOP) depreciation due to vessel sales and decreased vessel utilization in 2010. Partially offsetting these decreases was the increase in amortization of leasehold improvements to one of our leased vessels. Stock-based compensation expense decreased between the periods by $0.7 million. We expect amortization of our dry-dock costs to be material to our operations in 2011.
Gross Profit — Gross profit decreased by $126.2 million between 2010 and 2009 to $32.8 million for 2010 compared to $159.0 million for 2009. This decrease was primarily due to lower revenues and higher non-recovered vessel costs attributable to decreased project activity, lower overall pricing for our services, and start up costs associated with preparing the Global 1200 for use. Profits from our Latin America segment were lower for 2010 due to lower pricing and low productivity on two projects in Mexico resulting in combined estimated project losses of $17.8 million. Lower profits in our West Africa segment were primarily attributable to idle vessel costs coupled with no project activity since our curtailment of operations in the region in mid-2009. Our Asia Pacific/Middle East segment experienced lower profits due to decreased revenues and higher non-recovered vessel costs in the region, as a result of lower project activity. Our North America Subsea segment was negatively affected by lower pricing, dry-docking of the Pioneer and lower project activity for the Global Orion, Sea Cat and Sea Fox. The Global Orion was undergoing major repairs to its crane in early 2010 and was unavailable for work until late May. The Sea Cat and Sea Fox were removed from our operating fleet in the first quarter of 2010 and subsequently sold. Partially offsetting these declines was increased project activity associated with the Olympic Challenger and Normand Commander. Our North America OCD segment was negatively affected by lower pricing and lower project activity for the Hercules and Cherokee and the Sea Constructor, which was sold in July 2010.
Goodwill — In the third quarter of 2010, we tested the goodwill of the Latin America and North America OCD reporting units for potential impairment in light of losses incurred during the period and weaker outlook for future performance. Consequently, we recognized a goodwill impairment of $37.4 million. Of the total impairment, $1.1 million was related to our North America OCD segment and $36.3 million was related to our Latin America segment.
Loss on Other Asset Impairments — Loss on other asset impairments increased $62.9 million in 2010, compared to 2009. In 2010, we recorded a $43.8 million impairment of the Hercules as a result of our annual vessel impairment review. Due to the decline in market rates for this vessel, its book value at December 31, 2010 exceeded its fair market value resulting in the impairment. In February 2011, we gave notice to the lessor of the Titan 2 of our intent to terminate the lease effective in the second quarter of 2011. Consequently, the carrying amount of the related leasehold improvements and deferred dry-dock costs were written down to their fair value and we recorded a $7.9 million impairment. In addition, in 2010, we re-measured the fair value of three DSVs, a dive system and other equipment and recorded an aggregate impairment loss on these assets of $12.4 million. In comparison, in 2009, we retired two DSVs and three dive systems and recorded an aggregate impairment loss of $1.2 million.
Gain on Asset Disposal — Net gains on the disposal of assets increased $22.9 million in 2010, compared to 2009, primarily due to the gains recognized on the sale of seven vessels as part of the rationalization of our fleet in 2010 to better support larger, more complex projects. Net gains on asset disposals totaled $31.3 million in 2010 primarily from the sale of four DLBs, one DSV, one OSV, and one cargo barge. In comparison, net gains on asset disposals totaled $8.4 million in 2009 primarily from the sale of one DSV, one cargo barge, one DLB, and one pipelay/bury barge.
Selling, General and Administrative Expenses — Selling, general and administrative expenses increased by $1.1 million to $70.3 million for 2010, compared to $69.2 million for 2009. Increased labor costs of $3.8 million in our Latin America and Corporate segments was the primary driver of this increase along with increased equity compensation of $2.7 million. Additionally, in 2010, we initiated a relocation and severance plan with a number of our employees located in our Carlyss, Louisiana office. Many of these employees are being relocated to our Houston, Texas office as part of our plan to create a centralized organization structure. Selling, general and administrative expenses for 2010 include $1.0 million in relocation and severance expenses related to this plan. Partially offsetting these increases were the decreased expenses of $5.5 million for legal, accounting, and other professional fees in 2010.
Interest Income — Interest income decreased by $0.5 million to $1.5 million for 2010, compared to $2.0 million for 2009. Lower interest rates and cash balances in 2010 contributed to lower returns on cash balances and short-term investments compared to 2009.
Interest Expense — Interest expense decreased to $9.7 million for 2010 compared to $13.1 million for 2009. This decrease of $3.4 million was primarily due to higher capitalized interest related to expenditures for construction of the Global 1200 and Global 1201. Capitalized interest for 2010 was $17.9 million compared to $14.7 million for 2009.
Other Income (Expense), Net — Other expense, net was $0.6 million for 2010, compared to other income, net of $7.3 million for 2009. We incurred losses of $0.5 million on the sale of auction rate securities and $0.5 million on foreign currency exchange rate transactions in 2010, compared to gains of $3.6 million on foreign currency exchange rate transactions in 2009. In addition, we received proceeds of $2.7 million in 2009 from insurance claims.
Income Taxes — Our effective tax rate was 18.4% and 21.0%, respectively, for the years ended December 31, 2010 and 2009. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn, or losses we incur, in those jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. The tax rate in 2010 was affected by losses we incurred in high tax jurisdictions that were tax benefited partially offset by income we earned in low tax jurisdictions and the goodwill impairment and losses in our Latin America segment that were not tax benefitted. Comparatively, 2009 was profitable and benefited from higher earnings in foreign jurisdictions with deemed profit tax regimes and utilization of losses not previously tax benefitted.
Segment Information — The following sections discuss the results of operations for each of our reportable segments during the years ended December 31, 2010 and 2009.
North America Offshore Construction Division
Revenues were $60.3 million for 2010 compared to $124.7 million for 2009. The decrease of $64.4 million, or 52%, between 2010 and 2009 was primarily due to lower pricing due to competitive bidding and lower project activity for the Cherokee and Hercules, and for the Sea Constructor, which was sold in July 2010, and lower project activity for the Chickasaw. The decline in project activity was partially attributable to the permitting delays experienced as a consequence of the April 2010 Macondo oil spill in the U.S. Gulf of Mexico. Loss before taxes was $52.4 million for 2010 compared to $1.3 million for 2009. This $51.1 million difference in loss before taxes is primarily attributable to asset impairments in 2010. In 2010, we recorded a $1.1 million impairment of goodwill, a $5.0 million impairment on the Hercules reel upon its classification to Assets held for sale, and a $43.8 million impairment on the Hercules. The book value of the Hercules was tested for recoverability based upon its estimated discounted future cash flows. Due to the decline in market rates for this vessel, its book value exceeded its estimated fair value by $43.8 million, resulting in an impairment charge related to this vessel. These losses were partially offset by the $3.6 million gain recognized on the sale of the Sea Constructor and the CB6 in 2010.
North America Subsea
Revenues were $135.0 million for 2010 compared to $158.9 million for 2009, a decrease of $23.9 million, or 15%. The decrease was primarily attributable to lower project activity for the Global Orion and Pioneer, partially attributable to the permitting delays experienced as a consequence of the April 2010 Macondo oil spill in the U.S. Gulf of Mexico. Also, the Pioneer was in dry-dock for the first quarter of 2010 and the Global Orion was undergoing major repairs to its crane and was unavailable for work until late May 2010. Partially offsetting these declines was higher project activity for the Olympic Challenger, Normand Commander, and Sea Leopard. The Olympic Challenger and Normand Commander were utilized as response vessels to the oil spill in the U.S. Gulf of Mexico. The Normand Commander was assigned to our Latin America segment and returned to the U.S. Gulf of Mexico in May 2009 but experienced little activity in 2009. Income before taxes was $4.0 million for 2010 compared to $34.9 million for 2009. The decrease of $30.9 million in income before taxes was primarily attributable to lower overall project margins attributable to lower activity in the region. In addition, the results for 2009 included a $4.9 million gain on the sale of the Sea Lion.
Latin America
Revenues increased to $232.6 million for 2010 compared to $229.3 million for 2009. Loss before taxes was $62.5 million for 2010 compared to income before taxes of $8.2 million for 2009. This difference of $70.7 million was primarily attributable to project losses in Mexico, goodwill impairment of $36.3 million, and a $7.9 million impairment of the leasehold improvements and deferred dry-dock costs associated with the cancellation of the Titan 2 lease in February 2011. We experienced project losses of $17.8 million for the Line 58 and Line 59 projects for Pemex in Mexico in 2010 primarily due to lower than expected productivity and vessel standby delays from non-compensable weather downtime. Due to these project deteriorations, the results for 2010 include an estimate for losses on both the Line 58 and Line 59 projects through their estimated completion date in the first quarter of 2011. Partially offsetting these decreases was a $9.5 million gain on the sale of the Shawnee.

West Africa
Revenues were $(0.9) million in 2010 compared to revenues of $104.3 million for 2009. Income before taxes was $6.2 million for 2010 compared to $27.5 million for 2009. Activity in 2009 consisted of the completion of a large construction project for the replacement and repair of a 24-inch pipeline offshore Nigeria. Subsequent to the completion of that project in the second quarter of 2009, we curtailed our operations in the region and have had no project activity in West Africa since that time. In late 2010, we reserved $0.9 million in income related to outstanding accounts receivable on a prior year project. The income before taxes for 2010 was primarily due to the $11.6 million gain recognized on the sale of the Cheyenne and Tornado, partially offset by non-recovered vessel costs associated with these vessels, which remained idle in Tema, Ghana until their sale in September 2010. The income before taxes for 2009 was attributable to (1) project profitability related to the construction project in Nigeria, (2) gains on the sale of the Sea Puma, CB3, and the Power Barge 1, (3) a $3.3 million settlement with a customer for recovery of the deterioration of the Nigerian naira on invoice payments, and (4) the receipt of an insurance reimbursement of $1.8 million related to prior year costs incurred on a project claim.
Asia Pacific/Middle East
Revenues were $165.0 million for 2010 compared to $329.5 million for 2009. This decrease of $164.5 million, or 50%, for 2010 compared to 2009 was the result of decreased project activity in the region. Activity in 2010 consisted of two construction projects in Malaysia and one project in Indonesia compared to four major construction projects in India, Indonesia, Saudi Arabia, and Thailand in 2009. Income before taxes was $25.1 million for 2010 compared to $50.2 million for 2009. This decrease in income before taxes of $25.1 million was primarily attributable to decreased revenues and higher non-recovered vessel costs due to a decrease in project activity. In addition, in 2010, we recorded impairments of $5.8 million on the revaluation of the Subtec 1 and other equipment held for sale. These items were partially offset by the $6.4 million gain recognized on the sale of the DLB 332 in 2010. The results for 2009 benefitted from $20.4 million of productivity improvements and costs savings on the Berri and Qatif project in Saudi Arabia and gains of $3.8 million on the sale of the Seminole and Tonkawa.

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

n/m=not meaningful
Revenues — Revenues decreased by $156.7 million, or 14.6%, between 2009 and 2008 to $914.3 million for 2009 primarily due to lower activity in the Asia Pacific/Middle East, West Africa, and Latin America regions. This decrease was partially offset by a higher demand for our services in North America. For a detailed discussion of revenues and income (loss) before taxes for each geographical area, please see “Segment Information” below.
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
Gross Profit — Gross profit increased by $172.6 million between 2009 and 2008 to a $159.0 million gross profit for 2009 compared to a $13.6 million gross loss for 2008. Gross profit for 2008 was adversely affected by the losses incurred on the Berri and Qatif project in Saudi Arabia and the Camarupim project in Brazil. Cost overruns on the Berri and Qatif project and productivity and equipment delays on both projects resulted in substantial project deterioration during 2008. Higher activity in North America OCD and North America Subsea and higher margins in all segments, except Asia Pacific/Middle East, contributed to the increase.
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

Decreased labor costs of $7.7 million in all areas except North America OCD was the primary driver of this decrease as well as decreases in travel costs, stock-based compensation expense, and legal and professional fees. These decreases were the result of our ongoing cost reduction efforts.
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
Segment Information — The following sections discuss the results of operations for each of our reportable segments during the years ended December 31, 2009 and 2008.
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
North America Subsea
Revenues generated in 2009 were $158.9 million compared to $146.1 million for 2008, an increase of $12.8 million, or 9%. The increase was primarily attributable to increased activity for two MSVs, the Olympic Challenger and Global Orion, which entered service in the second half of 2008, partially offset by the loss of revenue from the Sea Lion and a third party vessel used in 2008. The Sea Lion was grounded in an incident in November 2008, was damaged beyond economical repair, and sold in the first quarter of 2009. Income before taxes was $34.9 million for 2009 compared to $11.3 million for 2008. The increase of $23.6 million was primarily attributable to higher revenues and project margins due to improved pricing plus a $4.9 million gain on the sale of the Sea Lion. Partially offsetting the increase were idle costs attributable to the Normand Commander that was relocated to the U.S. Gulf of Mexico in May 2009. The project margins in 2008 were affected by competitive pricing and productivity issues on some of our projects as well as idle and startup costs associated with the addition of the Global Orion and Olympic Challenger. In addition, we recorded a $1.0 million impairment on a DSV during 2008.
Latin America
Revenues were $229.3 million for 2009 compared to $267.0 million for 2008. A decrease of $37.7 million, or 14%, in 2009 compared to 2008 was primarily due to lower activity in Brazil and Mexico. Income before taxes was $8.2 million during 2009 compared to a loss before taxes of $9.2 million in 2008. The increase of $17.4 million was primarily attributable to higher project margins in Brazil, partially offset by lower productivity on Mexico projects and lower vessel utilization in Brazil and Mexico. We completed the Camarupim project in Brazil in 2009 after experiencing (a) additional project deterioration of $4.0 million attributable to increased costs associated with rescheduling diving work from the Normand Commander to a third party diving vessel and (b) increased project duration caused by third party equipment failure. In comparison, we recorded a $30.1 million loss on this project in 2008.
West Africa
Revenues were $104.3 million for 2009 compared to $152.9 million for 2008. This decrease of $48.6 million, or 32%, in 2009 compared to 2008 was primarily due to decreased activity attributable to low demand for services in the region. We completed work on one construction project in 2009 compared to two major construction projects in 2008. Income before taxes was $27.5 million for 2009 compared to a loss before taxes of $33.5 million for 2008. This increase in income before taxes of $61.0 million was attributable to (a) increased project profitability due to increased pricing and productivity, (b) reduced vessel costs with the transfer of the Hercules and Sea Constructor to North America in January 2009, (c) reduced vessel costs due to the sale of the Sea Puma, CB3, and Power Barge 1, and (d) the reduction in labor, travel, and professional fees attributable to our decision to curtail operations in the region. In addition, in 2009 we received a $1.8 million insurance reimbursement related to prior year costs incurred on a project claim and reached a $3.3 million settlement with a customer for recovery of the deterioration of the Nigerian naira on remitted invoice payments and final payment of outstanding naira invoices in U.S. Dollars. Negatively impacting the 2008 loss before taxes were (a) the additional costs incurred related to idle vessel costs from low utilization and project productivity issues related to a project in Nigeria, (b) a $1.6 million impairment on a DSV, and (c) exchange losses of $3.7 million primarily related to naira cash balances. We began curtailment of our operations in this region beginning in the second quarter of 2009 and have had no project activity in West Africa since that time.
Asia Pacific/Middle East
Revenues were $329.5 million for 2009 compared to $457.3 million during 2008. This decrease of $127.8 million, or 28%, for 2009 compared to 2008 was the result of lower project activity in the region. Income before taxes was $50.2 million during 2009 compared to a loss before taxes of $29.0 million for 2008. This increase in income before taxes of $79.2 million was primarily attributable to $20.4 million of productivity improvements and cost savings on the Berri and Qatif project compared to $82.3 million loss on this project in 2008. Partially offsetting the 2008 loss on the Berri and Qatif project were profits on two projects in India and charters of the Seminole and DLB 264. Reduced costs for labor and travel of $1.5 million and gains of $3.8 million on the sale of the Seminole and Tonkawa also positively affected the income before taxes for 2009. Partially offsetting these increases in 2009 was $2.4 million in foreign currency exchange losses.
Utilization of Major Construction Vessels
Worldwide utilization for our major construction vessels was 35%, 44%, and 49% for the fiscal years ended December 31, 2010, 2009, and 2008, respectively. Utilization of our major construction vessels is calculated by dividing the total number of days major construction vessels are assigned to project-related work by the total number of calendar days for the period. Dive support vessels, cargo/launch barges, ancillary supply vessels and short-term chartered project-specific construction vessels are excluded from the utilization calculation. We frequently use chartered anchor handling tugs, dive support vessels and, from time to time, construction vessels in our operations. Also, most of our international contracts (which are generally larger, more complex and of longer duration) are generally bid on a lump-sum or unit-rate (vs. day-rate) basis wherein we assume the risk of performance and changes in utilization rarely impact revenues but can have an inverse relationship to changes in profitability. For these reasons, we consider utilization rates to have a relatively low direct correlation to changes in revenue and gross profit.
Industry and Business Outlook
Since the economic downturn that began in 2008, demand in our industry remains low. Supply in the offshore construction industry continues to exceed demand on a worldwide basis. The ratio of bids to available vessels is creating pricing pressures among competitors and is affecting our ability to win new project awards. In addition, activity in the U.S. Gulf of Mexico has not returned to normal levels following the Macondo well incident in April 2010 and we cannot predict the future impact this incident will have on our operations. Bid activity is increasing for projects in 2012 and beyond, but we continue to expect weak demand for our services throughout 2011.
During 2011, our focus will include successful execution of our projects, successful integration of the Global 1200 and 1201 into our fleet, building additional backlog, retaining and/or hiring key personnel, and cash conservation. We continue to pursue new work; however, we have not yet been successful in obtaining new project awards sufficient for the size of our existing operations. To the extent that we are not successful in building sufficient backlog, further cost cutting and cash conservation measures will be required, including closing offices, stacking idle vessels, asset sales and reducing our work force further.
As of December 31, 2010, our backlog totaled approximately $170.8 million ($166.9 million for international regions and $3.9 million for North America). The entire backlog is scheduled to be performed in 2011. The amount of our backlog in North America is not a reliable indicator of the level of demand for our services due to the prevalence of short-term contractual arrangements in this region.
Liquidity and Capital Resources
Overview
Our cash and cash equivalents increased by $4.7 million to $349.6 million at December 31, 2010, compared to $344.9 million at December 31, 2009. Cash generated from operations, proceeds from the sale of assets, the sale of marketable securities and advance deposits received on the sale of assets provided the major sources of funds in 2010. These sources of funds sufficiently funded our operations and capital expenditures for expanding and modernizing our fleet of vessels.
The primary use of cash during 2010 has been the funding of capital spending. We had firm capital commitments on projects, which were in progress at December 31, 2010, of approximately $75.5 million, which is expected to be expended during 2011, primarily for the construction of the remaining new derrick/pipelay vessel (the Global 1201) and two new saturation diving systems. Total 2011 capital expenditures on committed and discretionary projects are expected to be approximately $170.0 — $180.0 million. The actual capital expenditures for 2011 may differ from our expectations due to changes in existing capital project schedules and/or projected capital projects. We expect that balances of cash and cash equivalents, supplemented by cash generated from operations, will be sufficient to fund operations (including increases in working capital required to fund any increases in activity levels), scheduled debt retirement, any requirements under our Revolving Credit Facility to cash collateralize letters of credit, and currently planned capital expenditures for 2011.

Cash Flows
Operating Activities — Net cash provided by our operating activities was $105.3 million for the year ended December 31, 2010, compared to $62.9 million for 2009. This increase in net cash provided from operating activities was primarily attributable to a net decrease in the major working capital components. The source of funds in 2009 was primarily attributable to the net income from continuing operations, partially offset by higher working capital needs.
Investing Activities — Investing activities used $69.8 million of net cash in 2010, compared to $1.2 million in 2009. During 2010, we used $177.1 million to purchase property and equipment, primarily for payments related to the construction of two new derrick/pipelay vessels (the Global 1200 and Global 1201), due to the upgrade of our fleet. This use of cash was partially offset by proceeds from the sale of assets of $52.2 million, proceeds of the sale of marketable securities of $41.4 million, and advance deposits received on the sale of assets of $16.8 million. The net cash used in 2009 was primarily due to the $122.0 million purchase of property and equipment, primarily for payments for the construction of the Global 1200 and Global 1201. Partially offsetting this use of cash were proceeds from asset sales of $26.9 million and a $93.4 million decrease in our restricted cash requirements due to the ending of our interim cash collateralization period under our Revolving Credit Facility on June 30, 2009. For information about the current status of our cash collateralization under our Revolving Credit Facility, see the Liquidity Risk section below and Note 9 of the Notes to Consolidated Financial Statements.
Financing Activities — Financing activities used $31.4 million of net cash in 2010 compared to $4.5 million in 2009. In 2010, we used $26.0 million to pay long-term payables related to the purchase of property and equipment. The net cash used in 2009 was primarily due to the repayment of long-term debt.
Long-Term Debt
Our long-term debt outstanding as of December 31, 2010 and 2009 includes carrying amounts of $245.9 million and $236.9 million, respectively, for the $325.0 million principal amount of 2.75% Senior Convertible Debentures which carry an interest rate of 2.75% per annum with semi-annual interest payments. These debentures are convertible into cash, and potentially, into shares of our common stock. We may redeem all or a part of the debentures any time on or after August 1, 2014, for cash at a price equal to 100% of the principal amount of the debentures being redeemed plus accrued and unpaid interest. The holders of the debentures may require us to repurchase all or a part of their debentures for cash on August 1, 2017 and August 1, 2022 at a price equal to 100% of the principal amount of the debentures being redeemed plus accrued or unpaid interest, or upon the occurrence of certain types of fundamental changes. Our 2.75% Senior Convertible Debentures contain a default provision which permits the trustee or holders of the convertible debentures to accelerate such indebtedness in the event of our failure to pay principal when due or upon a default that results in the acceleration of any of our indebtedness in excess of $50 million. For more information, see Note 9 of the Notes to Consolidated Financial Statements.
We also maintain $57.4 million principal amount of Title XI bonds outstanding, which carry an interest rate of 7.71% per annum with semi-annual principal payments of approximately $2.0 million payable each February and August until maturity in 2025. Our Title XI bonds contain a cross default provision which provides that a default of our Revolving Credit Facility is a default under our Title XI bonds which may result in our bonds becoming due and payable under certain circumstances.
Our Revolving Credit Facility provides a borrowing capacity of up to $150.0 million. As of December 31, 2010, we had no borrowings against the facility and $44.8 million of letters of credit outstanding thereunder. Due to the sale of vessels mortgaged under the Revolving Credit Facility, the effective borrowing capacity under this facility at December 31, 2010 is $134.1 million, with credit availability of $89.3 million. We do have the option of increasing the capacity under this facility to $250.0 million by mortgaging one or more of our vessels that are not currently in the collateralized vessel pool.
As a result of our operating performance, we failed certain financial covenants of our Revolving Credit Facility in the second, third, and fourth quarter of 2010. We amended the Revolving Credit Facility in the second quarter of 2010 and received a waiver of compliance with the covenants for the third quarter from the financial institutions participating in the Revolving Credit Facility. As a result of the volatility in earnings associated with our business, effective as of February 24, 2011, we amended our Revolving Credit Facility to permanently address this volatility and cyclicality of our business by inserting a clause that allows us, at our option, to choose to cash collateralize our letter of credit exposure, when covenant compliance, as defined in the Revolving Credit Facility, is not possible and thereby achieve compliance. In addition, the amendment includes a waiver of compliance with the covenant conditions for the fourth quarter of 2010. During periods of cash collateralization, no borrowings, letters of credit, or bank guarantees unsecured by cash are permitted. For additional discussion, see below under Liquidity Risk and Note 9 of the Notes to Consolidated Financial Statement.
Our Revolving Credit Facility has a customary cross default provision triggered by a default of any of our other indebtedness, the aggregate principal amount of which is in excess of $5 million.
Other Indebtedness and Obligations
We also have a $6.0 million short-term credit facility at one of our foreign locations, which is secured by a letter of credit issued under our Revolving Credit Facility. At December 31, 2010, we had $1.6 million of letters of credit outstanding and $4.4 million of credit availability under this particular credit facility.
Charters — We have a long-term charter for the Titan 2, a 408-foot self-propelled twin-hulled DP derrick ship. The vessel charter payments are approximately $6.4 million annually. The charter term expires in May 2018. This charter can be canceled by us at anytime, subject to a termination penalty of the transfer to the vessel owner of title to our dynamic positioning (“DP”) system used on the vessel. The DP system was purchased and installed on the Titan 2, at our cost, during the first quarter of 2002 for a total cost of $8.9 million, with a book value at December 31, 2010 of $1.1 million. In February 2011, we gave notice to the owner of the Titan 2 that we were terminating the charter, effective in the second quarter of 2011. Consequently, we recorded a $7.9 million impairment of the leasehold improvements and deferred dry-dock costs related thereto.
We also have a long-term charter for an MSV, the Normand Commander. The charter includes a fixed-term five year lease with five annual renewal options, and requires monthly payments denominated in Norwegian kroners at an annual rate of approximately 69.4 million kroners (or $11.8 million as of December 31, 2010). As of December 31, 2010, we had entered into forward foreign currency contracts that have enabled us to fulfill 31.5 million of our remaining non-cancellable Norwegian kroner obligations under this charter at an average rate of 6.23 kroners per U.S. dollar. In February 2011, we gave notice of our intent to renew the charter of this vessel for one year ending June 2012.

Future Lease Obligations — The following table sets forth, as of December 31, 2010, our minimum rental commitments under operating leases with an initial non-cancellable term of one year or more (in thousands).

2011	$33,042
2012	26,075
2013	12,120
2014	—
2015	—
Thereafter	—

Total	$71,237

Summary of Contractual Obligations as of December 31, 2010

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-Term Debt Principal Only(1)	$382,420	$3,960	$7,920	$332,920	$37,620
Long-Term Debt Interest Only(1)	64,484	13,288	25,661	11,033	14,502
Operating Lease Obligations — Cancelable	—	—	—	—	—
Operating Lease Obligations — Non-Cancelable	71,237	33,042	38,195	—	—
Purchase Obligations(2)	75,462	75,462	—	—	—

Total	$593,603	$125,752	$71,776	$343,953	$52,122

(1)	Assuming conversion on the earliest call date of August 1, 2014 of our Senior Convertible Debentures.

(2)	Primarily represents commitments outstanding for the construction of two saturation diving systems and the Global 1201 which do not include capitalized interest.
The contractual obligations reported above exclude our liability of $4.8 million recognized related to our provision for uncertain tax positions. We have excluded such amounts, as we are unable to make a reasonably reliable estimate of the period of cash settlement with the respective taxing authorities.
Off Balance Sheet Arrangements
In the normal course of business with customers, vendors, and others, we have entered into off-balance sheet arrangements. We provide guarantees and performance, bid, and payment bonds pursuant to agreements, or in connection with bidding, to obtain such agreements to perform construction services. The aggregate amount of these guarantees and bonds at December 31, 2010 was $34.5 million in surety bonds and $45.3 million in bank guarantees and letters of credit. The surety bonds are due to expire between January 2011 and October 2011 and the bank guarantees/letters of credit are due to expire between January 2011 and March 2014.
Liquidity Risk
Our Revolving Credit Facility provides a borrowing capacity of up to $150.0 million. As of December 31, 2010, we had no borrowings against the facility and $44.8 million of letters of credit outstanding thereunder. Due to the sale of vessels mortgaged under the Revolving Credit Facility, the effective borrowing capacity under this facility at December 31, 2010 is $134.1 million, with credit availability of $89.3 million. We do have the option of increasing the capacity under this facility to $250.0 million by mortgaging one or more of our vessels that are not currently in the collateralized vessel pool.
As a result of our operating performance and the volatility in our earnings, we did not meet current financial covenants of our Revolving Credit Facility as of December 31, 2010 and the financial institutions participating in the Revolving Credit Facility waived compliance. In addition, effective as of February 24, 2011, we amended our Revolving Credit Facility to permanently address this volatility and cyclicality of our business by inserting a clause that allows us, at our option, to choose to cash collateralize our letter of credit exposure, when covenant compliance, as defined in the Revolving Credit Facility, is not possible and thereby achieve compliance. During periods of cash collateralization, no borrowings, letters of credit, or bank guarantees unsecured by cash are available to us under the Revolving Credit Facility.
Liquidity Outlook
Our liquidity position could affect our ability to bid on and accept projects, particularly where the project requires a letter of credit, which could have a material adverse effect on our future results. Further, a significant amount of our expected operating cash flows is based upon projects which have been identified, but not yet awarded. If we are not successful in converting a sufficient number of our bids into project awards, we may have insufficient liquidity to meet all working capital needs and may have to postpone or cancel capital expenditures and/or take other actions to reduce expenses, including closing offices, stacking idle vessels, selling assets, and further reducing our workforce. Moreover, our current financial projections indicate that we shall be required to cash collateralize our letters of credit exposure to comply with the terms of our Revolving Credit Facility, effective as of February 24, 2011. However, throughout 2011, we expect that balances of cash and cash equivalents, supplemented by cash generated from operations, will be sufficient to fund operations (including increases in working capital required to fund any increases in activity levels), scheduled debt retirement, and currently planned capital expenditures, including the requirement to cash collateralize letters of credit, if so required..
Capital expenditures for 2011 are expected to be between $170 million and $180 million. This range includes expenditures for the Global 1201, including capitalized interest related thereto, two new saturation diving systems, and various vessel upgrades. In addition, we will continue to evaluate the divesture of assets and vessel acquisitions as we deem appropriate.
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
Recent Accounting Pronouncements
ASU No. 2010-06. In January 2010, the FASB issued ASU No. 2010-06 which amends ASC Topic 820 to add new disclosure requirements about recurring and nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This guidance was effective for reporting periods beginning after December 15, 2009, except for the Level 3 reconciliation disclosures which will be effective for reporting periods beginning after December 15, 2010. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements. See Note 3 of the Notes to the Consolidated Financial Statements for disclosures required by this guidance.
ASU No. 2009-17. In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities” (ASC Topic 810-10). This updated guidance requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. It also requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This update is codified in ASU No. 2009-17 and was effective for our fiscal year beginning January 1, 2010. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.
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
Receivables
Our receivables include billed and unbilled receivables, and often include claims and changes orders. We recognize claims and unapproved change orders to the extent of costs incurred, and when we believe collection is probable and reasonably estimated. We continually monitor and evaluate our receivables for collectability. When we become aware of an uncollectible receivable, a specific reserve for bad debt expense is estimated and recorded, which reduces the receivable balance. We believe our allowance for doubtful accounts is adequate to cover anticipated losses.
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
Goodwill
Goodwill represents the excess of cost over the fair value of net assets acquired and is tested for impairment on an annual basis, on January 1 or when circumstances indicate that impairment may exist. In the third quarter of 2010, we tested goodwill in light of losses incurred during the period and weaker outlook for future performance. The result of the test was a complete impairment of our goodwill. Consequently, the carrying amount of goodwill as of December 31, 2010 was -0-. The carrying amount of goodwill as of December 31, 2009 was approximately $37.4 million, and was primarily attributable to our Latin America segment.
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
We operate in many countries under various legal forms. As a result, we are subject to the jurisdiction of numerous domestic and foreign tax authorities, as well as to tax agreements and treaties among these governments. Our operations in these different jurisdictions are taxed on various bases: actual income before taxes, deemed profits (which are generally determined using a percentage of revenues rather than profits) and withholding taxes based on revenue. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events, such as the amount, timing, and character of deductions, permissible revenue recognition methods under the tax law, and the sources and character of income and tax credits. Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restriction or our level of operations or profitability in each taxing jurisdiction could have an impact upon the amount of income taxes that we provide during any given year. A 1% change in our effective tax rate would affect our net income or loss by $1.2 million.
Our tax filings for various periods are subject to audit by tax authorities in most jurisdictions where we conduct business. These audits may result in assessments of additional taxes that are resolved with the authorities or potentially through the courts. We believe that these assessments may occasionally be based on arbitrary and even erroneous interpretations of local tax law. We have received tax assessments from various taxing authorities and are currently at varying stages of appeals and/or litigation regarding these matters. We have provided for the amounts we believe will ultimately result from these proceedings. We believe we have substantial defenses to the questions being raised and will pursue all legal remedies should an unfavorable outcome result. However, resolution of these matters involves uncertainties, and there are no assurances that the outcomes will be favorable.
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
Foreign Currency Risk
Most of our business operations are conducted in foreign countries that use different currencies. As such, we use natural hedging techniques to manage the foreign exchange risks associated with our foreign revenue by contracting, to the extent possible, international construction jobs to be payable in U.S. dollars. We hedge operating expenses to the extent necessary. We continually monitor the foreign exchange risk associated with our foreign operations and will hedge these exposures when conditions warrant. We also, to the extent possible, maintain cash balances at foreign locations in U.S. dollar accounts. We believe that a significant change in currency rates in the regions in which we operate could have a significant effect on our results of operations.
From time to time, we also make significant contractual commitments which are denominated in foreign currencies. At December 31, 2010, we had significant contractual commitments which were denominated in Norwegian kroners, Singapore dollars, and Euros. We entered into forward foreign currency contracts, for non-trading purposes, to mitigate our currency risk with respect to our contractual obligations denominated in Norwegian kroners and Singapore dollars, as further described.
Our Norwegian kroner commitments at December 31, 2010, which result from a long-term vessel charter, will require the use of 35.9 million kroners (or $6.1 million as of December 31, 2010) over the next six months. As of December 31, 2010, we had hedged 31.5 million of our non-cancellable Norwegian kroner commitments related to these vessel charters at an average rate of 6.23 kroners per dollar. Consequently, a gain or loss from this forward foreign currency contract would be offset by the gain or loss on the underlying commitment and, therefore would not have an impact on our future earnings or cash flows. A 1% increase in the value of the Norwegian kroner at December 31, 2010 would have negligible impact on the value of the 4.4 million unhedged portion of these commitments.
The estimated cost to complete capital expenditure projects in progress at December 31, 2010 will require an aggregate commitment of 27.6 million Singapore dollars (or $21.4 million as of December 31, 2010). As of December 31, 2010, we had hedged 7.5 million of these Singapore dollar commitments at an average rate of 1.40 Singapore dollars per U.S. dollar. A 1% increase in the value of the Singapore dollar at December 31, 2010 will increase the dollar value of the remaining 20.1 million unhedged commitments by approximately $0.1 million.
As of December 31, 2010, we were committed to purchase certain equipment which will require the use of 3.0 million Euros (or $3.9 million as of December 31, 2010) over the next year. A 1% increase in the value of the Euro will increase the dollar value of these commitments by approximately $0.04 million.
Interest Rate Risk
We are exposed to changes in interest rates with respect to our investments in cash equivalents. Our investments consist primarily of commercial paper, bank certificates of deposit, money market funds, and treasury securities. These investments are subject to changes in short-term interest rates. We invest in high grade investments with a credit rating of AA-/Aa3 or better, with a main objective of preserving capital. A 0.25% increase or decrease in the average interest rate of our cash equivalents would have an approximate $0.9 million impact on our pre-tax annualized interest income.
We are also exposed to interest rate risk on any borrowings against our Revolving Credit Facility with variable interest rate provisions. At December 31, 2010, there were no outstanding borrowings under the Revolving Credit Facility.
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
Houston, Texas
We have audited the accompanying consolidated balance sheets of Global Industries, Ltd. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Table of Contents under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Global Industries, Ltd. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 25, 2011

GLOBAL INDUSTRIES, LTD.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$349,609	$344,855
Restricted cash	4,297	1,139
Marketable securities	—	30,750
Accounts receivable — net of allowance of $2,767 for 2010 and $2,765 for 2009	40,693	160,273
Unbilled work on uncompleted contracts	56,152	92,569
Contract costs incurred not yet recognized	15,052	489
Deferred income taxes	4,610	2,945
Assets held for sale	16,719	16,152
Prepaid expenses and other	34,099	31,596

Total current assets	521,231	680,768

Property and Equipment, net	784,719	722,819

Other Assets
Marketable securities—long-term	—	11,097
Accounts receivable—long-term	8,679	12,294
Deferred charges, net	20,429	49,866
Goodwill	—	37,388
Other	8,683	9,961

Total other assets	37,791	120,606

Total	$1,343,741	$1,524,193

LIABILITIES AND EQUITY
Current Liabilities
Current maturities of long term debt	$3,960	$3,960
Accounts payable	109,394	192,008
Employee-related liabilities	17,935	18,079
Income taxes payable	26,618	45,301
Accrued anticipated contract losses	5,782	322
Other accrued liabilities	31,721	15,489

Total current liabilities	195,410	275,159

Long-Term Debt	299,405	294,366
Deferred Income Taxes	49,995	69,998
Other Liabilities	18,242	15,171

Commitments and Contingencies	—	—

Equity
Common stock, $0.01 par value, 250,000 authorized, and 115,504 and 119,989 shares issued at December 31, 2010 and 2009, respectively	1,155	1,200
Additional paid-in capital	414,895	513,353
Retained earnings	372,768	468,430
Treasury stock at cost, 6,130 shares at December 31, 2009	—	(105,038)
Accumulated other comprehensive loss	(8,770)	(8,446)

Shareholders’ equity—Global Industries, Ltd.	780,048	869,499
Noncontrolling interest	641	—

Total equity	780,689	869,499

Total	$1,343,741	$1,524,193

See notes to consolidated financial statements.

GLOBAL INDUSTRIES, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
Revenues	$568,108	$914,348	$1,070,988
Cost of operations	535,264	755,301	1,084,581

Gross profit (loss)	32,844	159,047	(13,593)
Goodwill impairment	37,388	—	—
Loss on other asset impairments	64,143	1,186	2,551
Net gain on asset disposals	(31,253)	(8,351)	(1,695)
Selling, general, and administrative expenses	70,333	69,165	95,364

Operating income (loss)	(107,767)	97,047	(109,813)
Interest income	1,488	2,020	14,477
Interest expense	(9,671)	(13,061)	(16,439)
Other income (expense), net	(555)	7,302	(641)

Income (loss) before income taxes	(116,505)	93,308	(112,416)
Income tax expense (benefit)	(21,424)	19,577	6,775

Net income (loss)	(95,081)	73,731	(119,191)
Less: Net income attributable to noncontrolling interest	581	—	—

Net income (loss) attributable to Global Industries, Ltd.	$(95,662)	$73,731	$(119,191)

Earnings (loss) per common share:
Basic:
Net income (loss) attributable to Global Industries, Ltd.	$(0.84)	$0.65	$(1.05)

Diluted:
Net income (loss) attributable to Global Industries, Ltd.	$(0.84)	$0.64	$(1.05)

Weighted Average Common Shares Outstanding:
Basic	113,832	112,631	113,647

Diluted	113,832	113,125	113,647

See notes to consolidated financial statements.

GLOBAL INDUSTRIES, LTD.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share data)

					Accumulated
					Other
	Common Stock		Additional		Comprehensive	Retained	Shareholders’	Non-controlling
	Shares	Amount	Paid-In Capital	Treasury Stock	Loss	Earnings	Equity-Global	Interest	Total Equity
Balance at Jan 1, 2008	118,000,786	$1,180	$486,606	$(77,257)	$(3,903)	$513,890	$920,516	$—	$920,516
Comprehensive loss:
Net loss	—	—	—	—	—	(119,191)	(119,191)	—	(119,191)
Unrealized loss on derivatives, net of tax	—	—	—	—	(7,490)	—	(7,490)	—	(7,490)

Total comprehensive loss, net of tax	—	—	—	—	(7,490)	(119,191)	(126,681)	—	(126,681)

Amortization of unearned stock compensation	—	—	8,375	—	—	—	8,375	—	8,375
Restricted stock issues, net	681,446	7	2,648	—	—	—	2,655	—	2,655
Exercise of stock options	967,628	10	8,595	—	—	—	8,605	—	8,605
Tax effect of exercise of stock options	—	—	3,121	—	—	—	3,121	—	3,121
Treasury stock purchased	—	—	—	(27,781)	—	—	(27,781)	—	(27,781)

Balance at Dec 31, 2008	119,649,860	$1,197	$509,345	$(105,038)	$(11,393)	$394,699	$788,810	$—	$788,810
Comprehensive income:
Net income	—	—	—	—	—	73,731	73,731	—	73,731
Unrealized gain on derivatives, net of tax	—	—	—	—	3,030	—	3,030	—	3,030
Unrealized gain on auction rate securities, net of tax	—	—	—	—	(83)		(83)		(83)

Total comprehensive income, net of tax	—	—	—	—	2,947	73,731	76,678	—	76,678

Amortization of unearned stock compensation	—	—	4,946	—	—	—	4,946	—	4,946
Restricted stock issues, net	301,749	3	369	—	—	—	372	—	372
Exercise of stock options	37,133	—	202	—	—	—	202	—	202
Tax effect of exercise of stock options	—	—	(1,509)	—	—	—	(1,509)	—	(1,509)

Balance at Dec 31, 2009	119,988,742	$1,200	$513,353	$(105,038)	$(8,446)	$468,430	$869,499	$—	$869,499
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	(95,662)	(95,662)	581	(95,081)
Unrealized loss on derivatives, net of tax	—	—	—	—	(407)	—	(407)	—	(407)
Reclassification of unrealized loss on auction rate securities	—	—	—	—	83	—	83	—	83

Total comprehensive income (loss), net of tax	—	—	—	—	(324)	(95,662)	(95,986)	581	(95,405)

Amortization of unearned stock compensation	—	—	2,949	—	—	—	2,949	—	2,949
Restricted stock issues, net	1,640,424	16	4,060	—	—	—	4,076	—	4,076
Exercise of stock options	5,000	—	21	—	—	—	21	—	21
Tax effect of exercise of stock options	—	—	(511)	—	—	—	(511)	—	(511)
Retirement of treasury stock	(6,130,195)	(61)	(104,977)	105,038	—	—	—	—	—
Sale of subsidiary shares to noncontrolling interest	—	—	—	—	—	—	—	60	60

Balance at Dec 31, 2010	115,503,971	$1,155	$414,895	$—	$(8,770)	$372,768	$780,048	$641	$780,689

See notes to consolidated financial statements.

GLOBAL INDUSTRIES, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash Flows From Operating Activities
Net income (loss)	$(95,081)	$73,731	$(119,191)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and non-stock-based amortization	47,614	60,215	56,139
Stock-based compensation expense	7,873	5,832	11,024
Provision for doubtful accounts	499	7,448	11,512
Gain on sale or disposal of property and equipment	(31,253)	(8,351)	(1,695)
Derivative (gain) loss	396	(880)	613
Loss on asset impairments	101,531	1,186	2,551
Deferred income taxes	(19,743)	2,755	(11,518)
Excess tax benefits from stock-based compensation	—	(381)	(4,139)
Other	1,543	—	—
Changes in operating assets and liabilities
Accounts receivable, unbilled work, and contract costs	144,551	27,184	(20,911)
Prepaid expenses and other	(4,457)	12,582	(19,929)
Accounts payable, employee-related liabilities, and other accrued liabilities	(46,042)	(111,860)	23,599
Deferred dry-docking costs incurred	(2,169)	(6,517)	(47,223)

Net cash provided by (used in) operating activities	105,262	62,944	(119,168)

Cash Flows From Investing Activities
Proceeds from the sale of assets	52,229	26,944	6,490
Advance deposits on asset sales	16,827	—	—
Additions to property and equipment	(177,097)	(121,967)	(267,929)
Purchase of marketable securities	—	—	(49,545)
Sale of marketable securities	41,414	400	107,105
Decrease in (additions to) restricted cash	(3,158)	93,377	(93,395)

Net cash (used in) investing activities	(69,785)	(1,246)	(297,274)

Cash Flows From Financing Activities
Proceeds from the sale of common stock, net	21	206	8,605
Repurchase of common stock	(905)	(543)	(27,781)
Additions to deferred charges	(562)	(596)	(342)
Repayment of long-term debt	(3,960)	(3,960)	(3,960)
Payments on long-term payables for property and equipment acquisitions	(26,031)	—	—
Excess tax benefits from stock-based compensation	—	381	4,139
Sale of subsidiary shares to noncontrolling interest	60	—	—

Net cash (used in) financing activities	(31,377)	(4,512)	(19,339)

Effect of exchange rate changes on cash	654	—	—

Cash and Cash Equivalents
Increase (decrease)	4,754	57,186	(435,781)
Beginning of period	344,855	287,669	723,450

End of period	$349,609	$344,855	$287,669

See notes to consolidated financial statements.

GLOBAL INDUSTRIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Summary of Significant Accounting Policies
Organization — Global Industries, Ltd. and subsidiaries (the “Company,” “we,” “us” or “our”) provide construction and subsea services to the offshore oil and gas industry in the North America, Latin America, and Asia Pacific/Middle East regions. These services include pipeline construction, platform installation and removal, construction support, diving services, diverless intervention, and marine support services. Most of our work is performed on a fixed-price basis, but we also perform services on a unit-rate basis, a cost-plus basis, a day-rate basis, or a combination of such bases. Our traditional contracts are typically of short duration, being completed in one to five months. However, Engineering, Procurement, Installation and Commissioning contracts (EPIC), turnkey contracts, and certain international contracts can be for longer durations, sometimes in excess of one year.
Principles of Consolidation — The consolidated financial statements include the accounts of Global Industries, Ltd. and its wholly owned subsidiaries and controlled entities. All intercompany balances and transactions have been eliminated in consolidation.
Cash and Cash Equivalents — Cash and cash equivalents include cash on hand, demand deposits, money market accounts, and securities with maturities of three months or less when purchased.
Restricted Cash — At December 31, 2010, restricted cash was comprised of $3.2 million in excess project funds and $1.1 million in cash deposits related to foreign currency exchange arrangements. The excess project funds are denominated in Indian rupees and held at the Royal Bank of Scotland and Standard Chartered Bank related to our Asia Pacific/Middle East segment. These funds can only be repatriated after the project accounts are audited and tax clearance obtained. We expect the period of restriction on this cash will not exceed twelve months and is therefore classified as a current asset on our Consolidated Balance Sheets. The restrictions on the cash deposits related to foreign currency exchange arrangements will remain in effect until we terminate the associated foreign currency arrangement. At December 31, 2009, restricted cash was comprised of cash deposits related to foreign currency exchange arrangements.
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
Assets Held for Sale — Long-lived assets held for sale are carried at the lower of the asset’s carrying value or net realizable value, and depreciation ceases. As of December 31, 2010, we had $16.7 million of assets held for sale. These assets consist of a DLB, an OSV, an airplane, and other miscellaneous equipment.
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
The periods used in determining straight-line depreciation and amortization follow:

Marine barges, vessels, and related equipment	5	-	25 years
Machinery and equipment	5	-	18 years
Transportation equipment	3	-	10 years
Furniture and fixtures	2	-	12 years
Buildings and leasehold improvements	3	-	40 years
Interest Capitalization — Interest costs for the construction of certain long-term assets are capitalized and amortized over the related assets’ estimated useful lives. Approximately $17.9 million, $14.7 million, and $7.3 million of interest was capitalized in 2010, 2009, and 2008, respectively.
Deferred Charges — Deferred charges consist principally of scheduled dry-docking costs and debt issuance costs. Dry-docking costs are capitalized and amortized using the straight-line method through the date of the next scheduled dry-docking, which typically occurs between thirty and sixty months after the most recently completed scheduled dry-docking. Amortization expense related to deferred dry-docking costs was $15.3 million in 2010, $21.3 million in 2009, and $16.4 million in 2008.
Debt issuance cost incurred in connection with the issuance of long-term debt is capitalized and amortized to interest expense. The debt issuance cost incurred on our Senior Convertible Debentures is being amortized until the earliest call date allowable under the indenture, August 1, 2014. The outstanding balance of deferred debt issuance costs was $6.8 million, $8.0 million, and $9.0 million at December 31, 2010, 2009, and 2008, respectively.
Goodwill — Goodwill represents the excess of cost over the fair value of net assets acquired and is tested for impairment on an annual basis, on January 1, or when circumstances indicate that an impairment may exist. In the third quarter of 2010, we tested goodwill in light of losses incurred during the period and weaker outlook for future performance. The result of the test was a complete impairment of our goodwill. Consequently, the carrying amount of goodwill as of December 31, 2010 was -0-. The carrying amount of goodwill as of December 31, 2009 was approximately $37.4 million, and was primarily attributable to our Latin America segment.
Impairment of Long-Lived Assets — Long-lived assets held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We assess the recoverability of long-lived assets by determining whether the carrying values can be recovered through projected cash flows and operating results over their remaining lives. Any impairment of the asset is recognized when it is determined that such future undiscounted cash flows will be less than the carrying value of the asset. If undiscounted cash flows are less than the carrying amount, assets are reduced to fair value.
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
Derivative Financial Instruments — We use forward contracts to manage our exposure to foreign exchange rates. Derivative instruments are recognized on the consolidated balance sheet at fair value, based on quoted market prices, and changes in the fair value of the derivative instruments are recorded each period in other comprehensive income or in earnings. Any portion of the change in fair value of the derivative instruments which become ineffective, with respect to the hedging relationship, is recognized in current earnings. See Note 8 for more information regarding the accounting for and classification of our outstanding derivative instruments.
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
Income Taxes — We are a United States corporation that files income tax returns in the United States federal jurisdiction, various states’ jurisdictions, and foreign jurisdictions. As part of the legal entity structure, we have foreign affiliates that file income tax returns in various foreign jurisdictions in Asia Pacific, Latin America, Middle East, and West Africa. In some of the foreign jurisdictions, tax is determined on a deemed profit basis (percentage of revenue).
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
Accounting guidance related to uncertain tax positions prescribes a recognition threshold and measurement attribute for tax positions taken, or expected to be taken, on a tax return. See Note 16 for additional information regarding the accounting for income taxes.
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
Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions about future events and their effects cannot be perceived with certainty. Accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes. While we believe that the estimates and assumptions used in the preparation of the consolidated financial statements are appropriate, actual results could differ from those estimated. Estimates are used for, but are not limited to, determining the following: estimated costs to complete unfinished construction contracts, allowances for doubtful accounts, the recoverability of long-lived assets, the useful lives used in depreciation and amortization, income taxes and related valuation allowances, and other legal obligations.
Basic and Diluted Earnings Per Share — Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributed to common shareholders during the period by the weighted average number of shares of common stock outstanding during each period. Diluted EPS is computed by dividing net income (loss) attributed to common shareholders during the period by the weighted average number of shares of common stock that would have been outstanding assuming the issuance of potentially dilutive shares of common stock as if such shares were outstanding during the reporting period, net of shares assumed to be repurchased using the treasury stock method. The dilutive effect of stock options and performance units is based on the treasury stock method. The dilutive effect of non-vested restricted stock awards is based on the more dilutive of the treasury stock method or the two-class method assuming a reallocation of undistributed earnings to common shareholders after considering the dilutive effect of potential common shares other than the non-vested shares of restricted stock.
Subsequent Events — Subsequent events were evaluated through the date of issuance of these financial statements.
Recent Accounting Pronouncements
ASU No. 2010-06. In January 2010, the FASB issued ASU No. 2010-06 which amends ASC Topic 820 to add new disclosure requirements about recurring and nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This guidance was effective for reporting periods beginning after December 15, 2009, except for the Level 3 reconciliation disclosures which will be effective for reporting periods beginning after December 15, 2010. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements. See Note 3 for disclosures required by this guidance.
ASU No. 2009-17. In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities” (ASC Topic 810-10). This updated guidance requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. It also requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This update is codified in ASU No. 2009-17 and was effective for our fiscal year beginning January 1, 2010. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.
2. Marketable Securities
At December 31, 2009, we held $42.0 million at par value in auction rate securities, which are variable rate bonds tied to short-term interest rates that reset through a Dutch auction at predetermined short intervals. Of the total investment, $30.8 million, in par value, were included in a settlement agreement with UBS that allowed us to sell, or put, these auction rate securities back to UBS at par value at any time during the period from June 30, 2010 through July 2, 2012. In 2010, we redeemed these securities at par. Consequently, we reversed the other-than-temporary impairment of $2.3 million on the fair value of auction rate securities held at December 31, 2009 and the offsetting gain of $2.3 million on the fair value of the settlement agreement. These changes are reflected in Other income (expense), net on the Consolidated Statement of Operations for 2010. At December 31, 2009, the fair value of the auction rate securities covered under this agreement was $28.5 million, a decline of $2.3 million from par, but an improvement in the $3.1 million impairment recognized at December 31, 2008. We recognized the $0.8 million improvement in the 2009 fair market value in Other income (expense), net on the Consolidated Statement of Operations and an offsetting $0.8 million decline on the fair value of the assessment of the settlement agreement in Other income (expense), net on the Consolidated Statement of Operations for 2009.
The remaining $11.2 million investment in auction rate securities at December 31, 2009 was not covered under the settlement agreement with UBS, was classified as available for sale, and was carried at fair value with any unrealized gains and losses recorded in Other Comprehensive Income. In 2010, we sold these securities for $10.7 million and recognized the $0.5 million loss in Other income (expense), net on the Consolidated Statement of Operations. The fair value of the auction rate securities not covered under the settlement agreement with UBS at December 31, 2009 was $11.1 million, a decline of $0.1 million from par value. The decline in fair value was assessed as temporary and was recorded as an unrealized loss in Accumulated Other Comprehensive Income (Loss), net of tax of $0.04 million. Based on a lack of current market liquidity, we classified these securities as non-current.
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
Level 3—Unobservable inputs which require management’s best estimate of what market participants would use in pricing the asset or liability.
Our financial instruments include cash and short-term investments, accounts receivable, accounts payable, debt, and forward foreign currency contracts. Except as described below, the estimated fair value of such financial instruments at December 31, 2010 and 2009 approximates their carrying value as reflected in our consolidated balance sheets.
Our debt consists of our United States Government Ship Financing Title XI bonds and our Senior Convertible Debentures. The fair value of the bonds, based on current market conditions and net present value calculations, as of December 31, 2010 and 2009 was approximately $71.5 million and $74.4 million, respectively. The fair value of the debentures, based on quoted market prices, as of December 31, 2010 and 2009 was $232.5 million and $202.3 million, respectively.
Assets measured at fair value on a recurring basis are categorized in the tables below for the years ended December 31, 2010 and 2009 based upon the lowest level of significant input to the valuations.
Fair Value Measurements at December 31, 2010
(in thousands)

Description	Total	Level 1	Level 2	Level 3
Cash equivalents	$179,887	$179,887	$—	$—
Derivative contracts	804	—	804	—

Total	$180,691	$179,887	$804	$—

Fair Value Measurements at December 31, 2009
(in thousands)

Description	Total	Level 1	Level 2	Level 3
Cash equivalents	$63,797	$63,797	$—	$—
Marketable securities	41,847	—	—	41,847
Derivative contracts	1,827	—	1,827	—

Total	$107,471	$63,797	$1,827	$41,847

Financial instruments classified as Level 2 in the fair value hierarchy represent our forward foreign currency contracts. These contracts are valued using the market approach which uses prices and other information generated by market transactions involving identical or comparable assets or liabilities.
Financial instruments classified as Level 3 in the fair value hierarchy represent our previous investment in auction rate securities and the related settlement agreement described in Note 2 in which management has used at least one significant unobservable input in the valuation model. Due to the lack of observable market quotes on our previous auction rate securities portfolio, we utilized a valuation model that relied on Level 3 inputs including market, tax status, credit quality, duration, recent market observations and overall capital market liquidity. The valuation of our auction rate securities were subject to uncertainties that were difficult to predict. Factors that may have affected our valuation included changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.
The following table presents a reconciliation of activity for such securities:
Changes in Level 3 Financial Instruments

	Year Ended December 31,
	(in thousands)
	2010	2009
Beginning Balance	$41,847	$42,375
Sales	(41,414)	(400)
Total gains or (losses):
Realized losses included in other income (expense), net	(561)	—
Changes in net unrealized gain (loss) included in other comprehensive income	128	(128)

Balance at end of period	$—	$41,847

In 2010, we classified two DSVs, a material barge, the company plane, and other equipment to Assets held for sale. Consequently, we compared the carrying value of such assets, along with those of an OSV and other equipment already held for sale, to their fair value, less costs to sell, using a valuation model that relies on Level 3 inputs including market data of recent sales of similar assets, our prior experience in the sale of similar assets, and price of third party offers for the assets. In addition, we tested the book value of the Hercules for recoverability based upon its estimated undiscounted future cash flows. The carrying amount of these assets was written down to their fair value resulting in an impairment of $56.2 million. In February 2011, we gave notice to the lessor of the Titan 2 of our intent to terminate the lease effective in the second quarter of 2011. Consequently, the carrying amount of the related leasehold improvements and deferred dry-dock costs were written down to their fair market value and we recorded a $7.9 million impairment. (See Note 14 for additional information regarding the impairment of these assets.) The remaining assets held for sale continue to be held at the lower of their carrying value or net realizable value.
4. Goodwill
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
During the third quarter of 2010, we tested the goodwill of the Latin America and North America OCD reporting units for potential impairment in light of losses incurred during the period and weaker outlook for future performance.
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
As a result of the first step of our goodwill impairment test as of September 30, 2010, we estimated that the fair values of our Latin America and North America OCD reporting units were less than their respective carrying amounts, indicating impairment may exist. Because indicators of impairment existed, we performed the second step of the test to determine the implied fair value of goodwill for our North America OCD and Latin America reporting units. The implied fair value of goodwill was measured as the excess of the estimated fair value of each reporting unit over the amounts assigned to its assets and liabilities. The impairment loss for each reporting unit was measured by the amount that the carrying value of goodwill exceeded the implied fair value of the goodwill. Based on this assessment, we recorded an impairment charge of $37.4 million ($36.3 million for Latin America and $1.1 million for North America OCD) in 2010, which represented 100% of the reporting units’ goodwill prior to the impairment charge.
The following table details our recorded goodwill as of December 31, 2010 and 2009:

	North
	America	Latin
	OCD	America	Total
		(In thousands)
Balance at January 1, 2009	$1,086	$36,302	$37,388

Balance at December 31, 2009	1,086	36,302	37,388
Goodwill impairment	(1,086)	(36,302)	(37,388)

Balance at December 31, 2010	$—	$—	$—

5. Receivables
Our receivables are presented in the following balance sheet accounts: (1) Accounts receivable, (2) Accounts receivable — long term, (3) Unbilled work on uncompleted contracts, and (4) Contract costs incurred not yet recognized. Accounts receivable are stated at net realizable value, and the allowances for uncollectible accounts were $2.8 million at both December 31, 2010 and 2009. Accounts receivable at December 31, 2010 and 2009 included $0.6 million and $25.0 million, respectively, of retainage, which represents the short-term portion of amounts not immediately collectible due to contractually specified requirements. Accounts receivable — long term at December 31, 2010 represented amounts related to retainage which were not expected to be collected within the next twelve months.
Our accounts receivable also included claims and unapproved change orders of $16.7 million at December 31, 2010 and $28.0 million at December 31, 2009. These claims and change orders are amounts due for extra work and/or changes in the scope of work on certain projects.

The costs and estimated earnings on uncompleted contracts are presented in the following table:

	December 31,
	2010	2009
	(in thousands)
Costs incurred and recognized on uncompleted contracts	$309,725	$891,530
Estimated earnings	38,871	66,179

Costs and estimated earnings on uncompleted contracts	348,596	957,709
Less: Billings to date	(299,932)	(873,636)

	48,664	84,073
Plus: Accrued revenue(1)	7,488	8,496
Less: Advance billings on uncompleted contracts	(221)	(175)

	$55,931	$92,394

Included in accompanying balance sheets under the following captions:
Unbilled work on uncompleted contracts	$56,152	$92,569
Other accrued liabilities	(221)	(175)

	$55,931	$92,394

(1)	Accrued revenue represents unbilled amounts receivable related to work performed on projects for which the percentage of completion method is not applicable.
6. Property and Equipment
Property and equipment at December 31, 2010 and 2009 is summarized as follows:

	December 31,
	2010	2009
	(in thousands)
Land	$6,322	$6,322
Facilities and equipment	153,695	183,526
Marine barges, vessels, and related equipment	285,113	474,208
Construction in progress	531,765	375,360

	976,895	1,039,416
Less accumulated depreciation and amortization	(192,176)	(316,597)

Property and equipment — net	$784,719	$722,819

Depreciation expense related to property and equipment was $30.3 million in 2010, $35.9 million in 2009, and $35.3 million in 2008.
7. Deferred Dry-Docking Costs
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
The table below presents dry-docking costs incurred and amortization for all periods presented:

	Year Ended December 31,
	2010	2009	2008
		(in thousands)
Net book value at beginning of period	$41,825	$61,552	$30,734
Additions for the period	2,169	6,517	47,223
Reclassifications to assets held for sale	(9,669)	(4,914)	—
Impairment	(5,451)	—	—
Amortization expense for the period	(15,265)	(21,330)	(16,405)

Net book value at end of period	$13,609	$41,825	$61,552

8. Derivative Financial Instruments
We provide services in a number of countries throughout the world and, as a result, are exposed to changes in foreign currency exchange rates. Costs in some countries are incurred, in part, in currencies other than the applicable functional currency. We selectively use forward foreign currency contracts to manage our foreign currency exposure. Our outstanding forward foreign currency contracts at December 31, 2010 are used to hedge (i) cash flows for charter payments on a multi-service vessel denominated in Norwegian kroners, and (ii) certain purchase commitments related to the construction of the Global 1201 in Singapore dollars. As of December 31, 2010, the notional amount of outstanding forward foreign currency contracts was 31.5 million denominated in Norwegian kroners (or $5.3 million as of December 31, 2010) and 7.5 million denominated in Singapore dollars (or $5.8 million as of December 31, 2010).
There has been no change in the expectations regarding the Norwegian kroner hedges. These forward foreign currency contracts remain highly effective and are accounted for as cash flow hedges. Under this accounting treatment, changes in the fair value of the forward contracts, to the extent effective, will be recorded in “Accumulated other comprehensive income” until the associated hedged items affect earnings or the hedging relationship ceases to be highly effective. During 2010 and 2009, there was no ineffective portion of the hedging relationship for these forward contracts. The Norwegian kroner forward contracts have maturities extending until June 2011. As of December 31, 2010, there was $0.2 million in unrealized gains, net of taxes, in Accumulated other comprehensive income (loss) of which $0.2 million is expected to be realized in earnings during the twelve months following December 31, 2010. As of December 31, 2010, these contracts are included in Prepaid expenses and other on the Consolidated Balance Sheet, valued at $0.3 million. For the year ended December 31, 2010, we recorded $0.4 million in realized gains related to these contracts which are included in Other income (expense), net on the Consolidated Statement of Operations. For the year ended December 31, 2009, we recorded $0.3 million in realized losses related to these contracts which are included in Other income (expense), net on the Consolidated Statement of Operations. As of December 31, 2009, there was $0.6 million in unrealized gains, net of taxes, in Accumulated other comprehensive income (loss). As of December 31, 2009, these contracts were included in Prepaid expenses and other and Other assets on the Consolidated Balance Sheets, valued at $0.7 million and $0.2 million, respectively.
During 2008, we utilized forward foreign currency contracts on certain euro commitments related to the construction of the Global 1200. During 2008, these contracts were not treated as hedges for accounting purposes and we recorded a net derivative gain of $0.5 million related to these derivative instruments. As of December 31, 2009 and 2010, there were no outstanding euro contracts.
In 2009 and 2010, we entered into forward contracts to purchase Singapore dollars to hedge certain purchase commitments related to the construction of the Global 1200 and Global 1201 in Singapore. We entered into additional forward contracts in 2010 to purchase Singapore dollars to hedge operating expenses related to our Asia Pacific/Middle East segment, which were fully settled in 2010. The outstanding contracts at December 31, 2010 have maturities extending until May 2011. We have not elected hedge treatment for these contracts. Consequently, changes in the fair value of these instruments are recorded in Other income (expense), net on the Consolidated Statement of Operations. For the year ended December 31, 2010, we recorded $0.1 million in losses related to these contracts and for the year ended December 31, 2009, we recorded $0.9 million in gains related to these contracts. As of December 31, 2010, the fair value of these contracts was $0.5 million and is included in Prepaid expenses and other on the Consolidated Balance Sheets. As of December 31, 2009, the fair value of these contracts was $0.9 million and is included in Prepaid expenses and other on the Consolidated Balance Sheets.

See Note 3 for more information regarding the fair value calculations of our outstanding derivative instruments.
9. Long-Term Debt
The components of long-term debt are as follows:

	December 31,
	2010	2009
	(in thousands)
United States Government Guaranteed Ship Financing Bonds, 2000 Series dated February 15, 2000, payable in semi-annual principal installments of $1.98 million with an interest rate of 7.71%, maturing February 15, 2025, and collateralized by the Hercules vessel and related equipment with a net book value of $30.0 million at December 31, 2010	$57,420	$61,380
Senior Convertible Debentures due in August 2027, Unsecured indebtedness with an interest rate of 2.75% payable semi-annually, net of unamortized discount of $79.1 million and $88.1 million, respectively	245,945	236,946
Revolving Credit Facility with a syndicate of commercial banks, collateralized by real estate, fleet mortgage on vessels and stock pledge of subsidiaries, interest payable at variable rates	—	—

Total long-term debt	303,365	298,326
Less current maturities	3,960	3,960

Long-term debt, less current maturities	$299,405	$294,366

Annual maturities of long-term debt for each of the five years following December 31, 2010 and in total thereafter follow (in thousands).

2011	$3,960
2012	3,960
2013	3,960
2014(1)	328,960
2015	3,960
Thereafter	37,620

Total maturities	$382,420
Less unamortized discount	79,055

Total	$303,365

(1)	Assumes $325,000 Senior Convertible Debentures are redeemed on August 1, 2014, the earliest permissible date.
United States Government Guaranteed Ship Financing Bonds (Title XI bonds) — The bonds contain certain covenants, including the maintenance of minimum working capital and net worth requirements, which if not met result in additional covenants that restrict our operations and our ability to pay cash dividends. At December 31, 2010, we were in compliance with these covenants. The bonds include a provision for the payment of a make whole premium in the event these bonds are redeemed prior to their maturity.
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
On January 1, 2009, we implemented new accounting guidance that changed the accounting treatment of our Senior Convertible Debentures. This guidance requires cash settled convertible debt to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component is the estimated fair value of similar bonds without the conversion feature. The difference between the bond cash proceeds and this estimated fair value is recorded as debt discount and is being amortized to interest expense over the 10-year period ending August 1, 2017. This is the earliest date that holders of the debentures may require us to repurchase all or part of their debentures for cash.
The adjusted components of our debentures are as follows:

	December 31,
	2010	2009
	(in thousands)
Principal amount of debt component	$325,000	$325,000
Less: Unamortized debt discount	79,055	88,054

Carrying amount of debt component	$245,945	$236,946

Debt discount on issuance	$107,261	$107,261
Less: Issuance costs	2,249	2,249
Deferred income tax	36,772	36,772

Carrying amount of equity component	$68,240	$68,240

The table below presents interest expense for the debentures:

	Year Ended December 31,
	2010	2009
	(in thousands)
Contractual interest coupon, 2.75%	$8,938	$8,938
Amortization of debt discount	8,999	8,360

Total Debentures interest expense	$17,937	$17,298

Effective interest rate	7.5%	7.5%
Our 2.75% Senior Convertible Debentures contain a default provision which permits the trustee or holders of the convertible debentures to accelerate such indebtedness in the event of our failure to pay principal when due or a default that results in the acceleration of any of our indebtedness in excess of $50 million.
Revolving Credit Facility — Our Revolving Credit Facility, which matures on October 18, 2012, provides a borrowing capacity of up to $150.0 million. As of December 31, 2010, we had no borrowings against the facility and $44.8 million of letters of credit outstanding thereunder. Although we mortgaged the Global Orion as part of the amendment to our Revolving Credit Facility dated June 16, 2010, the subsequent sale of two vessels mortgaged under the Revolving Credit Facility reduced our maximum borrowing capacity at December 31, 2010 to approximately $134.1 million, with credit availability of $89.3 million.

As a result of our operating performance, we failed certain financial covenants of our Revolving Credit Facility in the second, third, and fourth quarter of 2010. We amended the Revolving Credit Facility in the second quarter of 2010 and received a waiver of compliance with the covenants for the third quarter from the financial institutions participating in the Revolving Credit Facility. As a result of the volatility in earnings associated with our business, effective as February 24, 2011, we amended our Revolving Credit Facility to permanently address this volatility and cyclicality of our business by inserting a clause that allows us, at our option, to choose to cash collateralize our letter of credit exposure, when covenant compliance, as defined in the Revolving Credit Facility, is not possible and thereby achieve compliance. In addition, the amendment includes a waiver of compliance with the covenant conditions for the fourth quarter of 2010. During periods of cash collateralization, no borrowings, letters of credit, or bank guarantees unsecured by cash are permitted.
Our Revolving Credit Facility has a customary cross default provision triggered by a default of any of our other indebtedness, the aggregate principal amount of which is in excess of $5 million.
We also have a $6.0 million short-term credit facility at one of our foreign locations. At December 31, 2010, we had $1.6 million of letters of credit outstanding and $4.4 million of credit availability under this particular credit facility.
10. Commitments and Contingencies
Commitments
We lease real property and equipment in the normal course of business under varying operating lease agreements. These lease agreements, which include both non-cancelable and month-to-month terms, generally provide for fixed monthly rentals, and for certain of the leases, renewal options. Total rent expense for the years ended 2010, 2009, and 2008 was $40.0 million, $65.9 million, and $61.2 million, respectively.
We have a long-term charter of the Titan 2, a 408-foot self-propelled twin-hulled DP derrick ship. The vessel charter payments are approximately $6.4 million annually. The charter term was extended in 2008 and will contractually expire in May 2018. This charter can be canceled by us at anytime, subject to a termination penalty consisting of the transfer to the vessel owner of title to our dynamic positioning (“DP”) system used on the vessel. The DP system was purchased and installed on the Titan 2, at our expense, in the first quarter of 2002 for a total cost of $8.9 million, with a book value at December 31, 2010 of $1.1 million. In February 2011, we gave notice to the owner of the Titan 2 that we were terminating the charter, effective in the second quarter of 2011. Consequently, we recorded a $7.9 million impairment of the leasehold improvements and deferred dry-dock costs related thereto.
During the fourth quarter of 2005, we entered into a long-term charter for the Normand Commander. This charter, which has a five-year fixed term and five one-year renewal options, requires monthly payments denominated in Norwegian kroners at an annual rate of approximately 69.2 million kroners (or $11.7 million at December 31, 2010). As of December 31, 2010, we had entered into forward exchange agreements, which will enable us to fulfill 31.5 million of our remaining non-cancellable Norwegian kroner obligations under this charter at an average rate of 6.23 kroners per U.S. dollar. In February 2011, we gave notice of our intent to renew the charter of this vessel for one year ending June 2012.
During 2008, we entered into a long-term charter for a DP-2 class DSV, the Olympic Challenger, which was delivered in August 2008. The terms of the charter include a five-year fixed term with one two-year renewal option and three one-year renewal options. The vessel charter payments are approximately $16.8 million annually.
The following table sets forth, as of December 31, 2010, our minimum rental commitments under operating leases with an initial non-cancellable term of one year or more (in thousands).

2011	$33,042
2012	26,075
2013	12,120
2014	—
2015	—
Thereafter	—

Total	$71,237

Construction and Purchases in Progress — The estimated cost to complete capital expenditure projects in progress at December 31, 2010 was $149.6 million, of which $75.5 million is obligated through contractual commitments. The total cost primarily represents expenditures for construction of the Global 1201. This amount includes aggregate commitments of 27.6 million Singapore dollars (or $21.4 million as of December 31, 2010) and 3.0 million Euros (or $3.9 million as of December 31, 2010). We have entered into forward contracts to purchase 7.5 million Singapore dollars to hedge certain of these purchase commitments.
Guarantees — In the normal course of our business activities, we provide guarantees and performance, bid, and payment bonds pursuant to agreements or obtaining such agreements to perform construction services. At December 31, 2010, the aggregate amount of these guarantees and bonds, which are scheduled to expire between January 2011 and October 2011, was $34.5 million.
Letters of Credit — In the normal course of our business activities, we are required to provide our customers with financial letters of credit to secure performance and payment of obligations, including the payment of workers’ compensation claims. At December 31, 2010, we had approximately $45.3 million of letters of credit outstanding which are due to expire between January 2011 and March 2014.
Contingencies
During the fourth quarter of 2007, we received a payroll tax assessment for the years 2005 through 2007 from the Nigerian Revenue Department valued at $18.4 million based on the exchange rate of the Nigerian naira as of December 31, 2010. The assessment alleges that certain expatriate employees, working on projects in Nigeria, were subject to personal income taxes, which were not paid to the government. We filed a formal objection to the assessment on November 12, 2007. We do not believe these employees are subject to the personal income tax assessed; however, based on past practices of the Nigerian Revenue Department, we believe this matter will ultimately have to be resolved by litigation. We do not expect the ultimate resolution to have a material adverse effect on our future financial position, operating results, or cash flows. The Nigerian Revenue Department has taken no action on the matter in 2010.
During 2008, we received an additional assessment from the Nigerian Revenue Department valued at $37.9 million based on the exchange rate of the Nigerian naira as of December 31, 2010, for tax withholding related to third party service providers. The assessment alleges that taxes were not withheld from third party service providers for the years 2002 through 2006 and remitted to the Nigerian government. We have filed an objection to the assessment. We do not expect the ultimate resolution to have a material adverse effect on our future financial position, operating results, or cash flows. The Nigerian Revenue Department has taken no action on the matter in 2010.
During the third quarter of 2009, we received a tax assessment from the Mexican Revenue Department in the amount of $5.9 million related to the 2003 tax year. The assessment alleges that chartered vessels should be treated as equipment leases and subject to tax at a rate of 10%. We have engaged outside counsel to assist us in this matter and have filed an appeal in the Mexican court system. We await disposition of that appeal. We do not expect the ultimate resolution to have a material adverse effect on our future financial position, operating results, or cash flows; however, if the Mexican Revenue Department prevails in its assessment, we could be exposed to similar liabilities for each of the tax years beginning with 2004.
We have one unresolved issue related to an Algerian tax assessment that we received on February 21, 2007. The remaining amount in dispute is approximately $10.4 million of alleged value added tax for the years 2004 and 2005. We are contractually indemnified by our client for the full amount of the assessment that remains in dispute. We continue to engage outside tax counsel to assist us in resolving the tax assessment. The Algerian taxing authorities have taken no action on this matter in 2010.
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
We curtailed our operations in West Africa and have had no project activity in the area since mid-2009. We continue, however, to seek prospects in the area and could return in the future.
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
11. Shareholders’ Equity
Accumulated Other Comprehensive Income — A roll-forward of the amounts included in accumulated other comprehensive income (loss), net of taxes, is shown below (in thousands).

	Cumulative
	Foreign	Forward		Accumulated
	Currency	Foreign	Auction	Other
	Translation	Currency	Rate	Comprehensive
	Adjustment	Contracts	Securities	Income (Loss)
Balance at January 1, 2009	$(8,978)	$(2,415)	$—	$(11,393)
Change in value	—	2,736	(83)	2,653
Reclassification to earnings	—	294	—	294

Balance at December 31, 2009	$(8,978)	$615	$(83)	$(8,446)
Change in value	—	(773)	83	(690)
Reclassification to earnings	—	366	—	366

Balance at December 31, 2010	$(8,978)	$208	$—	$(8,770)

The amount of cumulative foreign currency translation adjustment included in accumulated other comprehensive income (loss) relates to prior translations of subsidiaries whose functional currency was not the U.S. dollar. The amount of gain (loss) on forward foreign currency contracts included in accumulated other comprehensive income (loss) hedges our exposure to changes in Norwegian kroners for commitments of long-term vessel charters. The amount of loss on auction rate securities relates to a temporary decline in the fair value of certain prior investments that lacked current market liquidity.
Comprehensive Income — Our comprehensive income includes changes in the fair value of our outstanding forward foreign currency contracts which qualify for hedge accounting treatment and losses on auction rate securities. The reconciliation between net income and comprehensive income is as follows:

	Year Ended December 31,
	2010	2009	2008
		(in thousands)
Net income (loss)	$(95,081)	$73,731	$(119,191)
Comprehensive income (loss):
Unrealized gain (loss) on foreign currency hedges before taxes	(627)	4,662	(11,523)
Unrealized loss on auction rate securities	—	(128)	—
Reclassification of loss on auction rate securities	83	—	—
Provision for income taxes	220	(1,587)	4,033

Comprehensive income (loss)	(95,405)	76,678	(126,681)
Less: Comprehensive income attributable to noncontrolling interest	581	—	—

Comprehensive income (loss) attributable to Global Industries	$(95,986)	$76,678	$(126,681)

The reconciliation between net income and comprehensive income for periods presented is as follows:

	Three Months Ended December 31,
	2010	2009	2008
		(in thousands)
		(unaudited)
Net income (loss)	$(47,410)	$(5,251)	$(28,061)
Comprehensive income (loss):
Unrealized gain (loss) on foreign currency hedges before taxes	(96)	(379)	(5,554)
Unrealized gain (loss) on auction rate securities	—	(6)	907
Provision for income taxes	35	135	1,696

Comprehensive income (loss)	(47,471)	(5,501)	(31,012)
Less: Comprehensive income attributable to noncontrolling interest	442	—	—

Comprehensive income (loss) attributable to Global Industries	$(47,913)	$(5,501)	$(31,012)

Common Stock — In May 2010, our shareholders approved an increase in authorized shares of our $0.01 par value common stock from 150,000,000 shares to 250,000,000 shares. As of December 31, 2010, 115,503,971 shares were issued and outstanding.
Preferred Stock — We have authorized 30,000,000 shares of $0.01 par value preferred stock, none of which is issued.

Treasury Stock — As part of the share repurchase plan approved by our Board of Directors on August 4, 2008, we repurchased 3,107,272 shares of our common stock for a total cost of $25.6 million. In connection with the issuance of the Senior Convertible Debentures in July 2007, we repurchased 2,800,597 shares of our common stock for a total cost of $75.0 million. In May 2010, we retired 6,130,195 shares of treasury stock. These shares have been cancelled and restored to the status of authorized and unissued shares.
12. Stock-Based Compensation
Stock-Based Compensation Expense
Compensation expense for our stock-based compensation plans was $7.9 million, $5.8 million, and $11.0 million for 2010, 2009, and 2008, respectively. Included in stock-based compensation expense for 2008 was total incremental compensation cost of $0.2 million related to the acceleration of certain options, restricted shares, and performance awards attributable to the resignation of our former Chairman of the Board and Chief Executive Officer. No significant compensation cost was capitalized as a part of inventory or fixed assets in 2010, 2009, or 2008. The total income tax benefit recognized in our consolidated statements of operations for share-based compensation arrangements was $0.7 million, $1.5 million, and $6.5 million for 2010, 2009, and 2008, respectively.
Stock Benefit Plans
2005 Stock Incentive Plan — The Global Industries, Ltd. 2005 Stock Incentive Plan permits grants of non-qualified stock options, incentive stock options, restricted stock, performance awards, phantom shares, stock appreciation rights, substitute awards, and other stock-based awards (collectively, “Awards”) to our directors, employees, and consultants, provided that incentive stock options may be granted solely to employees. In May 2009, our shareholders approved an amendment to the plan to increase the authorized shares issuable for awards under the plan by 5,000,000 increasing the maximum to 10,500,000, provided that no more than 60% of such shares may be delivered in payment of restricted stock or phantom share awards. As of December 31, 2010, 1,994,831 shares were available for grant. Options granted under the plan in 2010, 2009, and 2008 vest 33-1/3% per year for three years and have a ten-year term. Option awards are generally granted with an exercise price equal to the market price of our stock at the effective date of grant. Restricted shares granted under the plan generally have forfeiture restrictions that lapse either (a) 100% after three years or (b) 33-1/3% per year for three years. In 2010, 403,700 shares with immediate vesting were issued to managerial employees. Performance-based shares that have been granted under the plan, whose vesting is contingent upon meeting project related performance goals, have forfeiture restrictions that lapse, if at all, at the end of a one-year performance period. Performance-based units that have been granted under the plan, whose vesting is contingent upon meeting various company-wide performance goals, have forfeiture restrictions that lapse, if at all, at the end of either a one-year, two-year, or three-year performance period.
Non-Employee Director Compensation Plan — Effective May 20, 2009, the Compensation Committee of the Board of Directors revised the Non-Employee Director Compensation Policy. Under the terms of the revised policy, each non-employee director receives an annual equity grant paid in four quarterly installments each valued at $25,000 based on the closing price of our common stock on each grant date. The initial grant date is the first day of trading 90 days after the election of the director. The subsequent quarterly grant dates are the first day of trading occurring 90 days after the prior grant date. A total of 144,851 and 54,136 common shares were awarded to directors in 2010 and 2009,respectively, under the revised policy. A total of 94,411 restricted shares were awarded to directors in 2008 under the previous policy that provided an annual grant of 10,000 shares of restricted stock to each of the non-employee directors. All stock awards were granted under the 2005 Stock Incentive Plan.
During 2010, 2009, and 2008, we withheld 32,118, 13,543, and 6,666 shares, respectively, of common stock from directors pursuant to our Non-Employee Director Compensation policy at an aggregate cost of $0.2 million, $0.1 million, and $0.1 million, respectively. These transactions involved shares which were surrendered in exchange for the payment of income taxes.

1998 Equity Incentive Plan — The plan permits the granting of both stock options and restricted stock awards to officers and employees. The maximum number of shares of common stock that may be granted as options or restricted stock to any one individual during any calendar year is 10% of the number of shares authorized under the plan, and re-pricing of outstanding options is prohibited without the approval of our shareholders. In accordance with its terms, the plan expired in 2008. No options, restricted shares, or performance-based restricted stock awards were granted under this plan in 2010, 2009, or 2008. As of December 31, 2010, options awarded under the plan to purchase 423,920 shares were outstanding. Option awards were generally granted with an exercise price equal to the market price of our stock at the effective date of grant. The awards vested over periods ranging from three to five years and had ten-year terms. Forfeiture restrictions on restricted shares granted under the plan generally lapsed on the third anniversary date of the grant. Performance-based restricted stock granted under the plan, whose vesting was contingent upon meeting various company-wide performance goals, had forfeiture restrictions which lapsed at the end of a three-year performance period.

Stock Option Activities
The following table summarizes stock option activity for each of the years ended December 31, 2010, 2009, and 2008.

		Weighted	Remaining	Aggregate
		Average	Average	Intrinsic
		Exercise	Contractual	Value
	Options	Price	Life (in years)	(in thousands)
Outstanding at January 1, 2008	2,915,055	$11.15	5.4	$30,046

Granted	258,400	20.39
Forfeited or expired	(127,249)	12.29
Exercised	(1,146,428)	10.33

Outstanding at December 31, 2008	1,899,778	$12.83	6.0	$—

Granted	12,000	3.19
Forfeited or expired	(149,192)	13.96
Exercised	(37,133)	5.44

Outstanding at December 31, 2009	1,725,453	$12.83	4.96	$—

Granted	240,000	6.90
Forfeited or expired	(279,448)	11.70
Exercised	(5,000)	4.25

Outstanding at December 31, 2010	1,681,005	$12.19	5.25	$—

Fully vested and expected to vest at December 31, 2010	1,612,929	$12.37	5.09	$—

Exercisable at December 31, 2010	1,408,700	$13.01	4.50	$—

Included in options exercised in 2008 are 178,800 options which were simultaneously purchased and cancelled by us under a prior plan.
The weighted average grant-date fair value of options granted during 2010, 2009, and 2008 was $4.17, $1.87, and $10.46 per share, respectively. We estimated the fair value of options using the Black-Scholes option valuation model using the following assumptions.

	Year Ended December 31,
	2010	2009	2008
Expected life in years	6 years	6 years	6 years
Risk-free interest rate	2.09-2.93%	1.86%	2.80-3.44%
Volatility	64.29-64.79%	63.16%	50.79-51.99%
Expected dividends	-0-	-0-	-0-
Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by us.
The total intrinsic value (fair value of the underlying stock less exercise price) of options exercised was $0.01 million, $0.1 million, and $7.8 million during 2010, 2009, and 2008, respectively.
Cash received for options exercised during 2010, 2009, and 2008 was $0.02 million, $0.2 million, and $8.6 million, respectively.
As of December 31, 2010, there was $0.5 million of total unrecognized compensation cost related to non-vested options that is expected to be recognized over a weighted-average period of 2.2 years.

Stock Award Activities
Restricted stock — The following table summarizes the activity for non-vested restricted stock for the year ended December 31, 2010.

		Weighted	Remaining
		Average	Average	Aggregate
		Grant-Date	Contractual	Value
	Shares	Fair Value	Life (in years)	(in thousands)
Outstanding at January 1, 2010	805,859	$10.22	1.31	$8,238

Granted	1,486,850	6.77
Forfeited	(113,600)	10.17
Vested and released to participants	(770,692)	8.73

Outstanding at December 31, 2010	1,408,417	$7.40	2.25	$8,226

The weighted average grant-date fair value of restricted shares granted during 2009 and 2008 was $3.53 and $10.15 per share, respectively. The total fair value of awards that vested in 2010, 2009, and 2008 was $6.7 million, $5.2 million, and $5.6 million, respectively. As of December 31, 2010, there was $5.1 million of total unrecognized compensation cost related to non-vested restricted shares that is expected to be recognized over a weighted-average period of 2.8 years.
Performance Shares — The following table summarizes the activity for non-vested performance shares for the year ended December 31, 2010. No performance shares were granted in 2009 or 2008.

Weighted
		Average	Aggregate
		Grant-Date	Value
	Shares	Fair Value	(in thousands)
Outstanding at January 1, 2010	—	$—	$—

Granted	15,000	4.90
Forfeited or expired	—	—
Vested and released to participants	—	—

Outstanding at December 31, 2010	15,000	$4.90	$74

The non-vested and outstanding shares displayed in the above table assume that shares are issued at the maximum performance level (100%). The aggregate value reflects the impact of current expectations of achievement through the end of the cycle. As of December 31, 2010, there was a total of $0.06 million of unrecognized compensation cost related to non-vested performance share awards that is expected to be recognized over a weighted-average period of 0.8 years.
Performance-based Units — The following table summarizes the activity for non-vested performance-based units for the year ended December 31, 2010.

		Weighted
		Average	Aggregate
		Grant-Date	Value
	Units	Fair Value	(in thousands)
Outstanding at January 1, 2010	1,299,806	$6.03	$7,832

Granted	1,050,200	6.87
Forfeited or expired	(366,694)	9.73
Vested and released to participants	(38,700)	2.74

Outstanding at December 31, 2010	1,944,612	$5.85	$—

The weighted average grant-date fair value of performance-based units granted during 2009 and 2008 was $2.74 and $14.05 per share, respectively.

The outstanding units as of January 1, 2010 displayed in the above table assume that units are issued at the maximum performance level (100%). The units granted in 2010 assume that units are issued at the target performance level (100%), but ultimately may be issued at the maximum performance level (200%). The aggregate value reflects the impact of current expectations of achievement through the end of the cycle. As of December 31, 2010, there was no unrecognized compensation cost related to non-vested performance unit awards.
13. Employee Benefits
We sponsor a 401(k) Plan (“Plan”) for our employees. An employee is eligible to participate in the Plan immediately upon employment and receive a dollar for dollar matching contribution up to 6% of his or her base compensation. The matching contributions for years ended December 31, 2010, 2009 and 2008 were $3.4 million, $3.6 million, and $3.7 million, respectively, and did not exceed the statutory limits. In 2008, the vesting for the matching contribution was 25% each year for four years. Effective September 1, 2009, the Plan was amended to eliminate all vesting requirements for matching and discretionary contributions.
In 2009 and 2008, we had a management incentive compensation plan which rewarded managerial employees when our financial results met or exceeded thresholds set by our Board of Directors. No amounts were expensed under this plan in 2009 or 2008. In 2009, in an effort to conserve cash, the participants in the management incentive compensation plan voluntarily waived their rights to receive cash awards. In 2008, no payout was made under the plan, as we did not meet the minimum threshold requirements under the terms of the plan. In 2010, this plan was replaced by a performance based stock award.
14. Asset Disposal and Impairments and Assets Held for Sale
Due to escalating costs for dry-docking services, escalating repair and maintenance costs for aging vessels, increasing difficulty in obtaining certain replacement parts, and declining marketability of certain vessels, we decided to forego dry-docking and/or refurbishment of certain vessels and to sell or permanently retire these vessels from service. As a result, we recognized net gains on the disposition of certain vessels and non-cash impairment charges on the retirement of other vessels. Each asset was valued at the lower of carrying value or net realizable value. In determining net realizable value, we use a valuation model that relies on inputs including market data of recent sales of similar assets, our prior experience in the sale of similar assets, price of third party offers for the assets, and discounted future cash flows.

Net Gains and (Losses) on Asset Disposal — The table below sets forth the segments, assets, and amounts associated with the net gains/(losses) on asset disposal which were incurred in 2010, 2009, and 2008.

		Year Ended December 31,
Segment	Description of Asset	2010	2009	2008
			(in thousands)
North America OCD	One DLB, one cargo barge, and other equipment in 2010, One pipelay barge and other equipment in 2009 and Other equipment in 2008	$3,548	$447	$(224)
North America Subsea	One DSV and other equipment in 2010, One DSV and other equipment in 2009 and Other equipment in 2008	(89)	4,346	(196)
Latin America	One DLB in 2010 and Other equipment in 2009 and 2008	9,473	(14)	(176)
West Africa	One DLB, one OSV, and other equipment in 2010 and Two cargo barges, one DSV and other equipment in 2009	11,621	641	—
Asia Pacific/Middle East	One DLB and other equipment in 2010, One DLB and other equipment in 2009 and One DSV and other equipment in 2008	6,709	3,420	2,290
Corporate	Other equipment	(9)	(489)	1

		$31,253	$8,351	$1,695

Losses on Asset Impairments — The table below sets forth the segments, assets, and amounts associated with the impairment charges which were incurred in 2010, 2009, and 2008.

		Year Ended December 31,
Segment	Description of Asset	2010	2009	2008
			(in thousands)
North America OCD	One DLB and other equipment	$48,809	$—	$—
North America Subsea	Two DSVs and one dive system in 2010, One DSV & three dive systems in 2009, and One DSV in 2008	1,260	766	995
Latin America	Leasehold improvements and dry-dock cost in 2010 and One DSV in 2009	7,895	190	—
West Africa	Other in 2009 & One DSV in 2008	—	230	1,556
Asia Pacific/Middle East	One OSV and other equipment	5,817
Corporate	Airplane	362	—	—

		$64,143	$1,186	$2,551

Assets Held for Sale — The table below sets forth the segments, assets, and amounts associated with the assets held for sale as of December 31, 2010 and 2009.

		December 31,		December 31,
Segment	Description of Asset	2010	Description of Asset	2009
		(In thousands)		(In thousands)
North America OCD	One DLB and other equipment	$10,719	None	$—
West Africa	None	—	One DLB, one DSV, and other equipment	6,832
Asia Pacific/Middle East	One OSV and other equipment	3,750	One OSV and other equipment	9,320
Corporate	Airplane	2,250	None	—

		$16,719		$16,152

In accordance with current accounting guidance, long-lived assets held for sale are carried at the lower of the asset’s carrying value or net realizable value and depreciation ceases.
15. Other Income (Expense), net
Components of other income (expense), net are as follows:

	Year Ended December 31,
	2010	2009	2008
		(in thousands)
Foreign exchange rate gain (loss)	$(364)	$2,711	$(2,498)
Derivative contract gain (loss)	(129)	881	613
Loss on sale of auction rate securities	(561)	—	—
Insurance settlements (1)	—	2,728	—
Penalties on past due taxes	(258)	(476)	(134)
Other	757	1,458	1,378

Total	$(555)	$7,302	$(641)

(1)	Proceeds from settlement on claim for prior year damages to the Cherokee and from settlement of prior year costs incurred on a project claim.
16. Income Taxes
Our provision for income tax expense on income before taxes was as follows:

	Year Ended December 31,
	2010	2009	2008
		(in thousands)
U.S. federal and state:
Current	$—	$—	$(10,015)
Deferred	(27,338)	2,700	(5,540)
Foreign:
Current	5,438	18,469	23,882
Deferred	476	(1,592)	(1,552)

Total	$(21,424)	$19,577	$6,775

State income taxes included above are not significant for any of the periods presented.

Income (loss) before income taxes consisted of the following:

	Year Ended December 31,
	2010	2009	2008
		(in thousands)
United States	$(79,826)	$4,663	$(45,932)
Foreign	(36,679)	88,645	(66,484)

Total	$(116,505)	$93,308	$(112,416)

The provision (benefit) for income taxes on income from operations before taxes varies from the U.S. federal statutory income tax rate due to the following:

	Year Ended December 31,
	2010	2009	2008
		(in thousands)
Taxes at U.S. federal statutory rate of 35%	$(40,777)	$32,657	$(39,345)
Permanent book to tax differences:
Exchange and inflationary gains on foreign tax filings	337	79	(919)
Disallowed deductions	11,421	1,175	271
Interest income on affiliate balances	528	670	1,194
Other permanent differences	—	301	543
Foreign income taxes at different rates	(5,527)	(10,186)	44,506
Foreign net operating loss carryforward valuation allowance	12,932	54	1,229
Valuation allowance reversal	(256)	(5,107)	(105)
Section 199 tax-exempt income and various items	(82)	(66)	(599)

Total	$(21,424)	$19,577	$6,775

Our effective tax rates were 18%, 21%, and (6)% for the years 2010, 2009, and 2008, respectively.
At December 31, 2010, there are excess foreign tax credits (“FTC”) of $13.8 million that can be carried forward and will expire from 2017 to 2018. We expect to fully utilize the FTC prior to expiration.
At December 31, 2010, we had available Net Operating Loss (“NOL”) carryforwards of approximately $74.2 million, which, if not used, will expire between 2011 and 2025. $4.2 million of the NOL carryforwards will expire in 2011, if not utilized. One foreign jurisdiction has an indefinite NOL carryforward period. A valuation allowance has been set up for a portion of foreign NOL carryforwards, as currently we do not believe that they will be utilized prior to their expiration. The deferred tax benefit of the NOL carryforwards as of December 31, 2010 was $6.6 million.
During the years ended December 31, 2010, 2009, and 2008, we recognized tax benefits on operating loss carryforwards of $4.3 million, $4.8 million, and $1.0 million, respectively.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The tax effects of significant items comprising our net deferred tax balance as of December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009
	(in thousands)
Deferred Tax Liabilities, Current:
Accrued liabilities	$613	$554
Deferred Tax Liabilities, Non-Current:
Excess book over tax basis of property and equipment	46,901	50,637
Net operating loss carryforward	(6,282)	(260)
Foreign Tax Credit	(13,872)	(16,147)
Stock-based compensation (not currently deductible)	(5,342)	(4,623)
Deferred charges	2,967	8,081
Accrued liabilities	(2,046)	(828)
Discount on convertible notes	27,669	33,138
Deferred Tax Assets, Current:
Accrued liabilities	(4,303)	(2,094)
Allowance for doubtful accounts	(282)	(315)
Net operating loss carryforward	—	(535)
Stock-based compensation (not currently deductible)	(25)	—
Deferred Tax Assets, Non-Current:
Net operating loss carryforward	(14,030)	(5,975)
Valuation allowance	13,504	852
Excess book over tax basis of
property and equipment	(2,185)	(121)
Accrued liabilities	265	766
Foreign Tax Credit	(218)	(390)

Net deferred tax liability	$43,334	$62,740

We have not provided deferred taxes on foreign earnings because such earnings are intended to be reinvested indefinitely outside of the United States. Remittance of foreign earnings are planned based on projected cash flow needs as well as working capital and long-term investment requirements of our foreign subsidiaries and our domestic operations. In 2011, we expect to be in an overall cumulative indefinitely reinvested, undistributed foreign earnings positive position. The undistributed earnings totaled $80.4 million at December 31, 2010. We have not provided deferred taxes for 2010 for earnings that are permanently reinvested. The foreign tax rate exceeds the U.S. tax rate of 35%. No withholding tax would be applicable on any distribution, if made.
Accounting for Uncertainty in Income Taxes — Accounting guidance prescribes a recognition threshold and measurement attribute for the tax positions taken, or expected to be taken, on a tax return. A reconciliation of the unrecognized tax benefits for the years ended December 31, 2010 and 2009 is provided below (in thousands):

Balance at January 1, 2009	$3,999
Additions based on positions for current year	—
Additions for tax positions for prior year	—
Foreign Exchange	131
Settlements	—

Balance at December 31, 2009	$4,130
Additions based on positions for current year	—
Additions for tax positions for prior year	658
Foreign Exchange	147
Settlements	(164)

Balance at December 31, 2010	$4,771

We recognize interest and penalties related to unrecognized tax benefits as part of non-operating expenses. During the years ended December 31, 2010, 2009, and 2008, we recognized approximately $2.1 million, $2.4 million, and $2.3 million, respectively, in interest recorded in Interest expense on the Consolidated Statements of Operations. During the years ended December 31, 2010, 2009, and 2008, we recognized approximately $0.2 million, $0.04 million, and $0.04 million, respectively, in penalties recorded in Other income (expense), net on the Consolidated Statements of Operations. We had approximately $10.7 million and $8.4 million accrued interest and penalties in non-current other liabilities at December 31, 2010 and 2009, respectively.
There are unrecognized tax benefits of $4.8 million, all of which would affect our effective tax rate, if recognized.
The tax years 2004 through 2010 (see table below) remain open to examination by the major taxing authorities to which we are subject. Indonesia and Oman have commenced examination of our affiliates’ income tax returns. No material adjustments are expected by the above foreign jurisdictions. The following table summarizes the open tax years by major jurisdictions:

•	United States	2007 to 2010
•	Brazil	2007 to 2010
•	Mexico	2004 to 2010
•	Nigeria	2006 to 2010
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

The following table presents information necessary to calculate earnings (loss) per share of common stock for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
	(in thousands, except per share data)
Basic EPS:
Net income (loss) attributable to Global Industries, Ltd.	$(95,662)	$73,731	$(119,191)
Less earnings attributed to shareholders of non-vested restricted stock	—	(774)	—

Earnings (loss) attributed to common shareholders	$(95,662)	$72,957	$(119,191)

Weighted-average number of common shares outstanding — basic	113,832	112,631	113,647

Basic earnings (loss) per common share	$(0.84)	$0.65	$(1.05)

Diluted EPS:

Earnings (loss) attributable to common shareholders-basic	$(95,662)	$72,957	$(119,191)
Adjustment to earnings (loss) attributable to common shareholders for redistribution to shareholders of non-vested restricted stock	—	3	—

Adjusted earnings (loss) attributable to common shareholders—diluted	$(95,662)	$72,960	$(119,191)

Weighted average number of common shares outstanding — basic	113,832	112,631	113,647
Dilutive effect of potential common shares:
Stock options	—	26	—
Performance units	—	468	—

Weighted-average number of common shares outstanding — diluted	113,832	113,125	113,647

Diluted net income (loss) per common share	$(0.84)	$0.64	$(1.05)

During the years ended 2010, 2009, and 2008, 1.9 million, 1.8 million, and 2.4 million shares, respectively, were excluded from the computation of diluted earnings per share because the effect of their inclusion was anti-dilutive. Excluded shares for 2009 represent options for which the strike price was in excess of the average market price of our common stock for the period reported. All potentially diluted shares of common stock were excluded in 2010 and 2008 as the net loss results in such shares being anti-dilutive.
The net settlement premium obligation on the Senior Convertible Debentures, issued in July 2007, was not included in the dilutive earnings per share calculation for the years ended December 31, 2010, 2009 and 2008 because the conversion price of the debentures was in excess of our common stock price.

18. Industry, Segment and Geographic Information
Our reportable segments reflect the segments used by our chief operating decision makers to evaluate our results of operations. Our chief operating decision makers are our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, and our Board of Directors. Our chief operating decision makers considered many factors when developing the segments we use for financial reporting, including the types of services we perform, the types of assets used to perform those services, the organization of our operational management, the physical locations of our projects and assets, and the degree of integration and underlying economic characteristics of the various services which we perform.
Effective January 1, 2010, we combined our Middle East and Asia Pacific/India segments into the Asia Pacific/Middle East segment. The equipment and personnel assigned to each of these segments as well as the executive management thereof were consolidated during 2009; therefore, we made the decision to combine the segments. This change has been reflected as a retrospective change to the financial information for years ended December 31, 2009 and 2008, presented below. This change did not affect our consolidated balance sheets, consolidated statements of operations, consolidated statements of equity or consolidated statements of cash flows.
During the first quarter of 2009, we discontinued allocation of corporate stewardship costs to our reportable segments. This change has been reflected as a retrospective change to the financial information for the year ended December 31, 2008 presented below. This change did not affect our consolidated balance sheets, consolidated statements of operations, consolidated statements of equity or consolidated statements of cash flows.

The following tables present information about the profit or loss and assets of each of our reportable segments for the years ended December 31, 2010, 2009, and 2008. Segment assets do not include intersegment receivable balances as we feel that such inclusion would be misleading or not meaningful. The presentation of segment assets is determined by where our assets are assigned at period end. Because many of our assets are mobile and can be used in multiple phases of our integrated range of services, some of our assets are used by more than one segment during a given period. However, we have not allocated the value of such assets between segments because we believe that it is not practical to do so.

	Year Ended December 31,
	2010	2009	2008
		(in thousands)
Total segment revenues
North America OCD	$60,280	$124,749	$81,137
North America Subsea	134,983	158,929	146,105
Latin America	232,621	229,273	266,974
West Africa	(943)	104,300	152,877
Asia Pacific/Middle East	165,010	329,543	457,332

Subtotal	$591,951	$946,794	$1,104,425

Intersegment eliminations
North America OCD	$(11,412)	$(978)	$—
North America Subsea	(12,431)	(31,468)	(30,713)
Latin America	—	—	(2,724)
West Africa	—	—	—
Asia Pacific/ Middle East	—	—	—

Subtotal	$(23,843)	$(32,446)	$(33,437)

Consolidated revenues	$568,108	$914,348	$1,070,988

Interest expense
North America OCD	$—	$—	$—
North America Subsea	—	—	—
Latin America	2,410	3,305	2,411
West Africa	167	(50)	(2,292)
Asia Pacific/ Middle East	38	182	212
Corporate	7,056	9,624	16,108

Consolidated interest expense	$9,671	$13,061	$16,439

Depreciation and amortization expense
North America OCD	$14,937	$16,518	$4,256
North America Subsea	13,286	13,191	8,517
Latin America	8,223	11,400	11,558
West Africa	55	3,217	12,087
Asia Pacific/ Middle East	6,887	11,005	15,653
Corporate	12,099	10,716	12,277

Consolidated depreciation and amortization	$55,487	$66,047	$64,348

	Year Ended December 31,
	2010	2009	2008
		(in thousands)
Income (loss) before taxes
North America OCD	$(52,422)	$(1,336)	$(14,963)
North America Subsea	4,004	34,879	11,262
Latin America	(62,498)	8,216	(9,215)
West Africa	6,162	27,468	(33,470)
Asia Pacific/ Middle East	25,088	50,220	(28,981)
Corporate	(36,839)	(26,139)	(37,049)

Consolidated income (loss) before taxes	$(116,505)	$93,308	$(112,416)

Segment assets at period end
North America OCD	$53,467	$140,806
North America Subsea	157,504	180,230
Latin America	128,537	223,699
West Africa	6,578	98,897
Asia Pacific/ Middle East	174,408	257,853
Other	823,247	622,708

Consolidated segment assets at period end	$1,343,741	$1,524,193

Expenditures for long-lived assets
North America OCD	$218	$3,209	$299
North America Subsea (1)	897	6,514	114,367
Latin America	84	1,713	9,714
West Africa	—	2,190	8,425
Asia Pacific/ Middle East	7,058	3,256	12,952
Other (2)	194,916	105,085	122,172

Consolidated expenditures for long-lived assets	$203,173	$121,967	$267,929

(1)	2008 includes purchase of a DP-2 class vessel, the Global Orion.

(2)	includes expenditures on construction of two new derrick/pipelay vessels, the Global 1200 and Global 1201.

The following table presents our revenues from external customers attributed to operations in the United States and foreign areas and long-lived assets in the United States and foreign areas.

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Revenues from external customers
United States	$170,203	$251,233	$196,530
Mexico	165,942	109,967	108,276
Malaysia	92,970	8,175	35,286
Brazil	66,679	119,306	155,819
Indonesia	42,246	98,267	562
Nigeria	—	103,532	104,602
Other	30,068	223,868	469,913

	$568,108	$914,348	$1,070,988

Long lived assets at period end
United States	$217,977	$297,046
Singapore	507,525	349,498
Other foreign areas	59,217	76,275

	$784,719	$722,819

These assets include marine vessels and related equipment that are mobile and frequently move between countries.
19. Major Customers
The following table sets forth revenues from certain customers from whom we earned 10% or more of our total revenues in a given year.

	Year Ended December 31,
	2010		2009		2008
	(in thousands)
	Amount	%	Amount	%	Amount	%
Petroleos Mexicanos (PEMEX)	$154,900	27%	$109,533	12%	$103,907	10%
Petronas Carigali Sdn Bhd	74,739	13%	—	—	—	—
Petroleo Brasileiro S.A. (Petrobras)	66,679	12%	116,887	13%	153,279	14%
PT Transportasi Gas Indonesia	42,005	7%	94,512	10%	—	—
Chevron	36,950	7%	138,811	15%	157,443	15%
Saudi Aramco	3,998	1%	71,670	8%	151,774	14%
Mobile Producing Nigeria	—	—	105,765	12%	15,574	1%
Oil and Natural Gas Corporation Limited (India)	90	—	—	—	103,961	10%
Sales to PEMEX and Petrobras were reported by our Latin America segment. Sales to Petronas Carigali Sdn. Bhd, PT Transportasi Gas Indonesia, Saudi Aramco, and Oil and Natural Gas Corporation Limited (India) were reported by our Asia Pacific/Middle East segment. Sales to Mobile Producing Nigeria were reported by our West Africa segment. Sales to Chevron were reported by our North America OCD, North America Subsea, and Asia Pacific/Middle East segments.

20 Supplemental Disclosures of Cash Flow Information
Supplemental cash flow information for 2010, 2009, and 2008 are as follows.

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Cash paid for:
Interest, net of amount capitalized	$10,230	$7,998	$11,743
Income taxes	1,074	12,270	31,068
Other Non-Cash Transactions:
Property and equipment additions included in accounts payable for the years ended December 31, 2010, 2009, and 2008 were $36.1 million, $84.6 million, and $25.2 million, respectively.
21. Related Party Transactions
Mr. William J. Doré, a member of our Board of Directors, is also a beneficial owner of more than 5% of our outstanding common stock. We are parties to a retirement and consulting agreement, as amended, with Mr. Doré. Pursuant to the terms of the agreement, we recorded expenses of $487,500, $575,000, and $575,000 for services provided and office space leased during 2010, 2009, and 2008, respectively. During 2010, we also recorded expenses of $16,800 for use of Mr. Doré’s hunting lodge related to two business development trips.
22. Noncontrolling Interest
Global International Vessels, Ltd. (“GIV”), a private limited company incorporated under the laws of the Cayman Islands, is a wholly owned subsidiary of the company. On August 10, 2010, GIV sold 60,000 ordinary shares (30 percent) of KGL Ltd. (“KGL”), its wholly owned subsidiary incorporated under the laws of Labuan, to Selecta Flow (M) Sdn. Bhd. (“SF”), incorporated under the laws of Malaysia. SF’s 30% share of the net income of KGL is reported as Net income attributable to noncontrolling interest on our Consolidated Statements of Operations. SF’s 30% share in the equity of KGL is reported as Noncontrolling interest in the Equity section of our Consolidated Balance Sheets.
23. Relocation and Severance Plan
In May 2010, under the leadership of our new executive team, the decision was made to centralize critical functions of our company in Houston, Texas. In an effort to improve alignment and project execution, we decided to centralize critical operational functions. These functions include project management; engineering; operations and fleet management; marketing and business development; supply chain management; health, safety, and environmental; and human resources. Many of these functions are currently performed at our offices located in both Carlyss, Louisiana and Houston, Texas.
On September 1, 2010, we announced our plan to consolidate operations in several of these functions and to relocate 21 employees from our office in Carlyss to Houston. Pursuant to the terms of the plan, we will pay all qualifying relocation costs for those employees who accept the relocation offer. We expect the relocation will be completed by March 31, 2011. We accrued the total estimated relocation costs of $0.9 million, which are included in Cost of operations and Selling, general, and administrative expenses on the Consolidated Statement of Operations for the year ended December 31, 2010.
Employment for certain employees who were not offered relocation packages or who decline the relocation offer will be terminated, effective March 31, 2011. Termination benefits will be paid to the affected employees in accordance with our existing severance policy. We accrued the total estimated termination benefits of $0.06 million, which are included in Cost of operations and Selling, general, and administrative expenses on the Consolidated Statement of Operations for the year ended December 31, 2010. Those employees who remain through the transition, which we expect to be completed by March

31, 2011, will receive an additional one-time termination benefit. We are accruing the total estimated one-time termination benefits of approximately $0.05 million ratably over the seven-month period ending March 31, 2011. The accrual of $0.03 million during 2010 is included in Cost of operations and Selling, general, and administrative expenses on the Consolidated Statement of Operations for the year ended December 31, 2010.
The following table presents the total expenses incurred under the relocation and severance plan by reporting segment:

	Year Ended
	December 31, 2010
	Relocation Costs	One-time termination benefits
	(In thousands)
North America OCD	$—	$23
Corporate	948	8

Total	$948	$31

A roll-forward of the accrued liability, which is included in Employee-related liabilities on the Consolidated Balance Sheets as of December 31, 2010, is presented in the following table:

		One-time
		termination
	Relocation Costs	benefits
	(In thousands)
Balance at December 31, 2009	$—	$—
Costs incurred or charged to expense	948	31
Costs paid or settled	(74)	—

Balance at December 31, 2010	$874	$31

24. Interim Financial Information (Unaudited)
The following is a summary of consolidated interim financial information for 2010 and 2009:

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
	(in thousands, except per share amounts)
2010
Revenues	$106,811	$121,768	$189,501	$150,028	$568,108
Gross profit (loss)	(4,249)	7,183	9,794	20,116	32,844
Net income (loss)	(21,358)	1,406	(27,719)	(47,410)	(95,081)
Net income (loss) attributable to Global Industries, Ltd.	(21,358)	1,406	(27,858)	(47,852)	(95,662)

Net income (loss) per share
Basic:
Net income (loss) attributable to Global Industries, Ltd.	$(0.19)	$0.01	$(0.24)	$(0.42)	$(0.84)
Diluted:
Net income (loss) attributable to Global Industries, Ltd.	$(0.19)	$0.01	$(0.24)	$(0.42)	$(0.84)

2009
Revenues	$269,465	$294,827	$203,718	$146,338	$914,348
Gross profit	45,367	65,171	39,863	8,646	159,047
Net income (loss)	19,031	45,933	14,018	(5,251)	73,731
Net income (loss) attributable to Global Industries, Ltd.	19,031	45,933	14,018	(5,251)	73,731

Net income per share
Basic:
Net income (loss) attributable to Global Industries, Ltd.	$0.17	$0.40	$0.12	$(0.05)	$0.65
Diluted:
Net income (loss) attributable to Global Industries, Ltd.	$0.17	$0.40	$0.12	$(0.05)	$0.64

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management has established and maintains a system of disclosure controls and procedures to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2010 our management, including our principal executive officer and principal financial officer, conducted an evaluation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of December 31, 2010 are effective in ensuring that the material information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our control environment is the foundation for our system of internal control. Included in our system of internal control are written policies, an organizational structure providing division of responsibilities, the selection and training of qualified personnel, and a program of financial and operations reviews by a professional staff of corporate internal auditors. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the underlying transactions, including the acquisition and disposition of assets; (ii) provide reasonable assurance that our assets are safeguarded and transactions are executed in accordance with management’s and our directors’ authorization and are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
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

Based on our evaluation under the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was effective as of December 31, 2010 to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. The conclusion of our principal executive officer and principal financial officer is based on the recognition that there are inherent limitations in all systems of internal control. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our internal control over financial reporting as of December 31, 2010 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ John B. Reed	/s/ C. Andrew Smith

John B. Reed Chief Executive Officer	C. Andrew Smith Senior Vice President and Chief Financial Officer
Carlyss, Louisiana February 25, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
of Global Industries, Ltd.
Houston, Texas
We have audited the internal control over financial reporting of Global Industries, Ltd. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010 of the Company and our report dated February 25, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 25, 2011

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2011 Annual Meeting of Shareholders. See “Item (Unnumbered) Executive Officers of the Registrant” appearing in Part I of this Annual Report.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by the Item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2011 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2011 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2011 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2011 Annual Meeting of Shareholders.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents Filed as Part of This Annual Report

(1)		-	Financial Statements Included in Part II of this report:
• Report of Independent Registered Public Accounting Firm.
• Consolidated Balance Sheets as of December 31, 2010 and 2009.
• Consolidated Statements of Operations for the years ended December 31, 2010, 2009, and 2008.
• Consolidated Statements of Equity for the years ended December 31, 2010, 2009, and 2008.
• Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009, and 2008.
• Notes to Consolidated Financial Statements.

(2)		-	Financial Statement Schedule
Schedule II — Valuation and Qualifying Accounts.
All other schedules are omitted as either not required, not applicable or because the information required is in the financial statements or notes thereto.

(3)		-	Exhibits.

	3.1	-	Amended and Restated Articles of Incorporation of registrant, as amended, incorporated by reference to Appendix A of registrant’s Definitive Schedule 14A filed April 7, 2010.
	3.2	-	Bylaws of registrant, as amended through October 31, 2007, incorporated by reference to Exhibit 3.2 of registrant’s Form 10-K filed March 2, 2009.

	4.1	-	Form of Common Stock certificate, incorporated by reference to Exhibit 4.1 to the Form S-1 filed by registrant (Reg. No. 33-56600).

	10.1	-	Agreement of Lease dated May 1, 1992, between SFIC Gulf Coast Properties, Inc. and Global Pipelines PLUS, Inc., incorporated by reference to Exhibit 10.6 to the Form S-1 filed by Registrant (Reg. No. 33-56600).

	10.2	-	Agreement between Global Divers and Contractors, Inc. and Colorado School of Mines, dated October 15, 1991, incorporated by reference to Exhibit 10.20 to the Form S-1 filed by registrant (Reg. No. 33-56600).

	10.3	-	Sublicense Agreement between Santa Fe International Corporation and Global Pipelines PLUS, Inc. dated May 24, 1990, relating to the Chickasaw’s reel pipelaying technology, incorporated by reference to Exhibit 10.21 to the Form S-1 filed by registrant (Reg. No. 33-56600).

	†10.4	-	Non-Competition Agreement and Registration Rights Agreement between the Registrant and William J. Doré, incorporated by reference to Exhibit 10.23 to the Form S-1 filed by registrant (Reg. No. 33-56600).

	†10.5	-	Form of Indemnification Agreement between the registrant and each of the registrant’s directors, incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997 (SEC File No. 000-21086).

	†10.6	-	Global Industries, Ltd. 1998 Equity Incentive Plan incorporated by reference to exhibit 10.28 to the registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (SEC File No. 000-21086).

	†10.7	-	Global Industries, Ltd. Non-Employee Director Compensation Plan, as amended, incorporated by reference to Exhibit 10.19 of registrant’s Form 10-K filed March 2, 2009.

	10.8	-	Trust Indenture relating to United States Government Guaranteed Ship Financing Obligations between Global Industries, Ltd., ship owner, and Wells Fargo Bank, Indenture Trustee, dated as of February 22, 2000, incorporated by reference to Exhibit 10.33 to registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

	†10.9	-	2000 Amendment to Global Industries, Ltd. 1998 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to registrant’s Quarterly Report for the quarter ended March 31, 2001.

†10.10	-	Form of Executive Long-Term Restricted Stock Agreement (Performance Vesting/POC-TSR Based), incorporated by reference to Exhibit 10.1 to Form 8-K filed September 30, 2004.

†10.11	-	Global Industries, Ltd. 2005 Management Incentive Plan, incorporated by reference to Exhibit 10.40 to registrant’s Annual Report on Form 10-K filed March 16, 2005.

†10.12	-	Global Industries, Ltd. 2005 Stock Incentive Plan, incorporated by reference to Exhibit 10.42 to registrant’s Annual Report on Form 10-K filed March 16, 2005.

†10.13	-	Global Industries, Ltd. 2005 Restricted Stock Agreement Form, incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed November 7, 2005.

†10.14	-	Form of Executive Long-Term Incentive Performance Unit Agreement, incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed February 22, 2006.

†10.15	-	Form of Non-Employee Director Restricted Stock Agreement dated May 16, 2006, incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed May 22, 2006.

10.16	-	Third Amended and Restated Credit Agreement dated June 30, 2006, among Global Industries, Ltd., Global Offshore Mexico, S. de R.L. de C.V., Global Industries International, L.P., the Lenders and Calyon New York Branch, as administrative agent for the Lenders, incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed July 7, 2006.

†10.17	-	Retirement Agreement between Global Industries, Ltd. and Mr. William J. Doré effective as of September 18, 2006, incorporated by reference to Exhibit 10.2 of registrant’s Quarterly Report on Form 8-K filed September 22, 2006.

10.18	-	Indenture of Global Industries, Ltd. and Wells Fargo Bank, National Association, as Trustee, dated July 27, 2007, incorporated by reference to Exhibit 4.1 of registrant’s Form 10-Q filed August 6, 2007.

10.19	-	Registration Rights Agreement, by and between Global Industries, Ltd., as Issuer, and Lehman Brothers Inc., as Representative of the Several Initial Purchasers, dated as of July 27, 2007, incorporated by reference to Exhibit 4.2 of registrant’s Form 10-Q filed August 6, 2007.

10.20	-	Purchase Agreement, between Global Industries, Ltd. and Lehman Brothers Inc., Calyon Securities (USA) Inc., Fortis Securities LLC and Natexis Bleichroeder Inc., dated July 23, 2007, incorporated by reference to Exhibit 10.1 of registrant’s Form 10-Q filed August 6, 2007.

10.21	-	Amendment No. 2 to Third Amended and Restated Credit Agreement, dated July 27, 2007, by and among Global Industries, Ltd., Global Offshore Mexico, S. de R.L. de C.V., and Global Industries International L.L.C. in its capacity as general partner of Global Industries International, L.P., the Lenders party to the Credit Agreement, and Calyon New York Branch, as administrative agent for the Lenders, incorporated by reference to Exhibit 10.2 of registrant’s Form 10-Q filed August 6, 2007.

10.22	-	Amendment No. 3 to Third Amended and Restated Credit Agreement dated October 18, 2007, among Global Industries, Ltd., Global Offshore Mexico, S. DE R.L. DE C.V., Global International, L.L.C., in its capacity as general partner of Global Industries International, L.P., the Lenders and Calyon New York Branch as administrative agent for the Lenders, incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed October 24, 2007.

10.23	-	Amendment No. 4 and Waiver to the Third Amended and Restated Credit Agreement dated November 7, 2008, among Global Industries, Ltd., Global Offshore Mexico, S. de R.L. de C.V., Global Industries International, L.L.C., in its capacity as general partner of Global Industries International, L.P., the Lenders and Calyon New York Branch, as administrative agent for the Lenders, incorporated by reference to Exhibit 10.2 of registrant’s Quarterly Report on Form 10-Q filed November 10, 2008.

†10.24	-	Form of Change-In-Control Agreement (without tax gross-up), incorporated by reference to Exhibit 10.4 of registrant’s Quarterly Report on Form 10-Q filed November 10, 2008.

†10.25	-	Amended Retirement Agreement between Global Industries, Ltd. and Mr. William J. Doré effective as of December 5, 2008, incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed December 8, 2008.

10.26	-	Amendment No. 5 to the Third Amended and Restated Credit Agreement dated February 25, 2009, among Global Industries, Ltd., Global Offshore Mexico, S. de R.L. de C.V., Global Industries International, L.L.C., in its capacity as general partner of Global Industries International, L.P., the Lenders and Calyon New York Branch, as administrative agent for the Lenders, incorporated by reference to Exhibit 10.49 of registrant’s Form 10-K filed March 2, 2009.

†10.27	-	First Amendment to Global Industries, Ltd. 2005 Stock Incentive Plan, incorporated by reference to Appendix A of registrant’s Definitive Schedule 14A filed April 3, 2009.

†10.28	-	Form of Executive Long-Term Incentive Performance Unit Agreement (EPS Based; Multi-Year), incorporated by reference to Exhibit 10.2 of registrant’s Form 10-Q filed May 7, 2009.

†10.29	-	Form of Executive Long-Term Incentive Performance Unit Agreement (EPS Based; One Year Performance Period; 14-Month Restricted Period), incorporated by reference to Exhibit 10.3 of registrant’s Form 10-Q filed May 7, 2009.

†10.30	-	Change in Control Agreement between the registrant and John A. Clerico dated June 15, 2009, incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed June 18, 2009.

†10.31	-	2009 Amendment to Global Industries, Ltd. 1998 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of registrant’s Form 10-Q filed August 6, 2009.

†10.32	-	First Amendment to Global Industries, Ltd. Management Incentive Plan, incorporated by reference to Exhibit 10.2 of registrant’s Form 10-Q filed August 6, 2009.

†10.33	-	Second Amendment to Global Industries, Ltd. 2005 Stock Incentive Plan, incorporated by reference to Exhibit 10.3 of registrant’s Form 10-Q filed August 6, 2009.

†10.34	-	Second Amendment to Global Industries, Ltd. Management Incentive Plan, incorporated by reference to Exhibit 10.56 of registrant’s Form 10-K filed February 26, 2010.

†10.35	-	First Amendment to Form of Executive Long-Term Incentive Performance Unit Agreement (EPS Based; Multi-Year), incorporated by reference to Exhibit 10.57 of registrant’s Form 10-K filed February 26, 2010.

†10.36	-	First Amendment to Form of Executive Long-Term Incentive Performance Unit Agreement (EPS Based; One Year Performance Period; 14-Month Restricted Period), incorporated by reference to Exhibit 10.58 of registrant’s Form 10-K filed February 26, 2010.

†10.37		Letter from Global Industries, Ltd. to Mr. John Reed, effective March 2, 2010, incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed February 26, 2010.

†10.38		Form of Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.2 of registrant’s Form 8-K filed February 26, 2010.

†10.39		Letter from Global Industries, Ltd. to Mr. C. Andrew Smith, effective April 26, 2010, incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed April 22, 2010.

10.40		Amendment No. 6 to Third Amended and Restated Credit Agreement dated June 16, 2010, among Global Industries, Ltd., Global Offshore Mexico, S. de R.L. de C.V., Global Industries International, L.L.C., in its capacity as general partner of Global Industries International, L.P., the lenders party to the Credit Agreement and Crédit Agricole Corporate and Investment Bank (formerly known as Calyon New York Branch), as administrative agent for the Lenders, incorporated by reference to Exhibit 10.1 of the registrant’s Form 8-K filed June 18, 2010.

*10.41		Amendment No. 7 to the Third Amended and Restated Credit Agreement, effective as February 24, 2011, among Global Industries, Ltd., Global Offshore Mexico, S. de R.L. de C.V., Global Industries International, L.L.C., in its capacity as general partner of Global Industries International, L.P., the Lenders and Crédit Agricole Corporate and Investment Bank (formerly known as Calyon New York Branch), as administrative agent for the Lenders.

*21.1	-	Subsidiaries of the Registrant.

*23.1	-	Consent of Deloitte & Touche LLP

*31.1	-	Section 302 Certification of CEO, John B. Reed.

*31.2	-	Section 302 Certification of CFO, C. Andrew Smith.

**32.1	-	Section 906 Certification of CEO, John B. Reed.

**32.2	-	Section 906 Certification of CFO, C. Andrew Smith.

**101.INS		XBRL Instance Document

**101.SCH		XBRL Taxonomy Extension Schema Document

**101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

**101.LAB		XBRL Taxonomy Extension Label Linkbase Document

**101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

**101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

*	Included with this filing.

†	Indicates management contract or compensatory plan or arrangement filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

**	Furnished herewith

Global Industries, Ltd.
Schedule II—Valuation and Qualifying Accounts
For the Years Ended December 31, 2010, 2009, and 2008

	Balance at	Additions			Balance at
	Beginning of	Charged to	Charged to Other		End of
Description	Period	Costs and Expenses	Accounts	Deductions	Period
	(in thousands)
Year ended December 31, 2010 Allowances for doubtful accounts	$2,765	$499	$—	$497	$2,767

Year ended December 31, 2009 Allowances for doubtful accounts	$12,070	$7,448	$—	$16,753	$2,765

Year ended December 31, 2008 Allowances for doubtful accounts	$1,278	$11,512	$—	$720	$12,070

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL INDUSTRIES, LTD.
By:	/s/ C. ANDREW SMITH
C. Andrew Smith
Senior Vice President and Chief Financial Officer
February 25, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JOHN B. REED John B. Reed	Chief Executive Officer	February 25, 2011

/s/ C. ANDREW SMITH C. Andrew Smith	Senior Vice President and Chief Financial Officer	February 25, 2011

/s/ TRUDY P. MCCONNAUGHHAY Trudy P. McConnaughhay	Vice President and Controller (Principal Accounting Officer)	February 25, 2011

/s/ CHARLES O. BUCKNER Charles O. Buckner	Director	February 25, 2011

John A. Clerico	Director	February 25, 2011

/s/ LAWRENCE R. DICKERSON Lawrence R. Dickerson	Director	February 25, 2011

Edward P. Djerejian	Director	February 25, 2011

/s/ WILLIAM J. DORE William J. Doré	Director	February 25, 2011

/s/ LARRY E. FARMER Larry E. Farmer	Director	February 25, 2011

/s/ EDGAR G. HOTARD Edgar G. Hotard	Director	February 25, 2011

/s/ RICHARD A. PATTAROZZI Richard A. Pattarozzi	Director	February 25, 2011

/s/ JAMES L. PAYNE James L. Payne	Director	February 25, 2011

/s/ MICHAEL J. POLLOCK Michael J. Pollock	Director	February 25, 2011