Form 10-K/A
period 2010-12-31
GLOBAL INDUSTRIES LTD
filed 2011-03-02
CIK 895663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to the Global Industries, Ltd. Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on February 25, 2011 (the “2010 Annual Report”), is being filed for the purpose of filing Exhibit 10.41, which was listed on the Index to Exhibits required by Item 15 of the 2010 Annual Report but was inadvertently not filed as an exhibit to the 2010 Annual Report. This Amendment No. 1 also amends and restates part (a)(3) — Exhibits of “Item 15. Exhibits and Financial Statement Schedules” in the Annual Report. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1. Except as described above, no other changes have been made to the 2010 Annual Report. The 2010 Annual Report continues to speak as of the date of the 2010 Annual Report, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the 2010 Annual Report other than as expressly indicated in this Amendment No. 1.

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

†10.42	-	Indemnification Agreement between John B. Reed and the Company effective March 2, 2010, incorporated by reference to Exhibit 10.5 of registrant’s Form 10-Q filed May 6, 2010.

†10.43	-
Latin America Advisory Board Professional Services Agreement between the Company and Eduardo Borja dated July 1, 2009, incorporated by reference to Exhibit 10.7 of registrant’s Form 10-Q filed May 6, 2010.

†10.44	-	Letter of Appointment from Global Industries, Ltd. to Mr. Ashit J. Jain effective June 16, 2010, incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed June 1, 2010.

†10.45	-	Offer Letter from Global Industries, Ltd. to Mr. James G. Osborn effective on or about June 7, 2010, incorporated by reference to Exhibit 10.2 of registrant’s Form 8-K filed June 1, 2010.

†10.46	-	Form of Executive Long-Term Incentive Performance Unit Agreement, incorporated by reference to Exhibit 10.5 of registrant’s Form 8-K filed June 1, 2010.

†10.47	-	Form of Executive Annual Stock Incentive Performance Unit Agreement, incorporated by reference to Exhibit 10.6 of registrant’s Form 8-K filed June 1, 2010.

†10.48	-	Agreement between Global Industries, Ltd. and Peter S. Atkinson dated July 9, 2010, incorporated by reference to Exhibit 10.1 of registrant’s Form 8-K filed July 14, 2010.

10.49	-
Waiver to the Third Amended and Restated Credit Agreement dated November 3, 2010 among Global Industries, Ltd., Global Offshore Mexico, S. de R.L. de C.V., Global Industries International, L.L.C., in its capacity as general partner of Global Industries International, L.P., the Lenders and Crédit Agricole Corporate and Investment Bank, as administrative agent for the Lenders, incorporated by reference to Exhibit 10.3 of registrant’s Quarterly Report on Form 10-Q filed November 4, 2010.

21.1	-	Subsidiaries of the Registrant.

23.1	-	Consent of Deloitte & Touche LLP

*31.1	-	Section 302 Certification of CEO, John B. Reed.

*31.2	-	Section 302 Certification of CFO, C. Andrew Smith.

32.1	-	Section 906 Certification of CEO, John B. Reed.

32.2	-	Section 906 Certification of CFO, C. Andrew Smith.

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

*	Included with this filing.

†	Indicates management contract or compensatory plan or arrangement filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 2, 2011	GLOBAL INDUSTRIES, LTD.
	By:	/s/ John B. Reed
John B. Reed
Chief Executive Officer

	By:	/s/ C. Andrew Smith
C. Andrew Smith
Senior Vice President and Chief Financial Officer