Form 10-Q
period 2011-03-31
GLOBAL INDUSTRIES LTD
filed 2011-05-05
CIK 895663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
YES ☐                      NO ☑
The number of shares of the registrant’s common stock outstanding as of May 3, 2011, was 115,956,458.

Global Industries, Ltd.
Table of Contents

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

GLOBAL INDUSTRIES, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31	December 31
	2011	2010
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$244,653	$349,609
Restricted cash	27,906	4,297
Marketable securities	22,005	—
Accounts receivable — net of allowance of $1,205 for 2011 and $2,767 for 2010	49,499	40,693
Unbilled work on uncompleted contracts	43,025	56,152
Contract costs incurred not yet recognized	8,712	15,052
Deferred income taxes	2,873	4,610
Assets held for sale	9,500	16,719
Prepaid expenses and other	27,246	34,099

Total current assets	435,419	521,231

Property and Equipment, net	804,477	784,719

Other Assets
Accounts receivable — long-term	8,687	8,679
Deferred charges, net	22,163	20,429
Other	10,173	8,683

Total other assets	41,023	37,791

Total	$1,280,919	$1,343,741

LIABILITIES AND EQUITY
Current Liabilities
Current maturities of long term debt	$3,960	$3,960
Accounts payable	98,139	109,394
Employee-related liabilities	17,388	17,935
Income taxes payable	23,090	26,618
Accrued anticipated contract losses	4,019	5,782
Other accrued liabilities	11,491	31,721

Total current liabilities	158,087	195,410

Long-Term Debt	299,788	299,405
Deferred Income Taxes	52,773	49,995
Other Liabilities	23,306	18,242

Commitments and Contingencies	—	—

Equity
Common stock, $0.01 par value, 250,000 shares authorized, and 115,936 and 115,504 shares issued at March 31, 2011 and December 31, 2010, respectively	1,159	1,155
Additional paid-in capital	414,731	414,895
Retained earnings	338,842	372,768
Accumulated other comprehensive loss	(8,776)	(8,770)

Shareholders’ equity—Global Industries, Ltd.	745,956	780,048
Noncontrolling interest	1,009	641

Total equity	746,965	780,689

Total	$1,280,919	$1,343,741

See Notes to Condensed Consolidated Financial Statements.

GLOBAL INDUSTRIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31
	2011	2010
Revenues	$70,017	$106,811
Cost of operations	90,822	111,060

Gross profit (loss)	(20,805)	(4,249)
Loss (gain) on asset disposals and impairments	(9,279)	574
Selling, general and administrative expenses	16,940	17,544

Operating income (loss)	(28,466)	(22,367)

Interest income	475	241
Interest expense	(2,535)	(2,903)
Other income (expense), net	806	(427)

Income (loss) before taxes	(29,720)	(25,456)
Income tax expense (benefit)	3,838	(4,098)

Net income (loss)	(33,558)	(21,358)
Less: Net income attributable to noncontrolling interest	368	—

Net income (loss) attributable to Global Industries, Ltd.	$(33,926)	$(21,358)

Earnings (Loss) Per Common Share
Basic:
Net income (loss) attributable to Global Industries, Ltd.	$(0.30)	$(0.19)
Diluted:
Net income (loss) attributable to Global Industries, Ltd.	$(0.30)	$(0.19)

Weighted Average Common Shares Outstanding
Basic	114,167	113,366
Diluted	114,167	113,366
See Notes to Condensed Consolidated Financial Statements.

GLOBAL INDUSTRIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

					Accumulated
			Additional		Other		Shareholders’	Non-
	Common Stock		Paid-In	Treasury	Comprehensive	Retained	Equity-Global	controlling
	Shares	Amount	Capital	Stock	Loss	Earnings	Industries, Ltd.	Interest	Total Equity
Balance at Dec. 31, 2010	115,503,971	$1,155	$414,895	$—	$(8,770)	$372,768	$780,048	$641	$780,689
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	(33,926)	(33,926)	368	(33,558)
Unrealized loss on derivatives	—	—	—	—	(6)	—	(6)	—	(6)

Total comprehensive income (loss), net of tax	—	—	—	—	(6)	(33,926)	(33,932)	368	(33,564)

Amortization of unearned stock compensation	—	—	607	—	—	—	607	—	607
Restricted stock issues, net	425,084	4	(314)	—	—	—	(310)	—	(310)
Exercise of stock options	7,200	—	33	—	—	—	33	—	33
Tax effect of exercise of stock options	—	—	(490)	—	—	—	(490)	—	(490)

Balance at March 31, 2011	115,936,255	$1,159	$414,731	$—	$(8,776)	$338,842	$745,956	$1,009	$746,965

					Accumulated
			Additional		Other		Shareholders’	Non-
	Common Stock		Paid-In	Treasury	Comprehensive	Retained	Equity-Global	controlling
	Shares	Amount	Capital	Stock	Loss	Earnings	Industries, Ltd.	Interest	Total Equity
Balance at Dec. 31, 2009	119,988,742	$1,200	$513,353	$(105,038)	$(8,446)	$468,430	$869,499	$—	$869,499
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	(21,358)	(21,358)	—	(21,358)
Unrealized loss on derivatives	—	—	—	—	(273)	—	(273)	—	(273)
Reclassification of unrealized loss on auction rate securities	—	—	—	—	83	—	83	—	83

Total comprehensive income (loss), net of tax	—	—	—	—	(190)	(21,358)	(21,548)	—	(21,548)

Amortization of unearned stock compensation	—	—	610	—	—	—	610	—	610
Restricted stock issues, net	1,036,524	10	2,353	—	—	—	2,363	—	2,363
Exercise of stock options	2,400	—	10	—	—	—	10	—	10
Tax effect of exercise of stock options	—	—	(234)	—	—	—	(234)	—	(234)

Balance at March 31, 2010	121,027,666	$1,210	$516,092	$(105,038)	$(8,636)	$447,072	$850,700	$—	$850,700

See Notes to Condensed Consolidated Financial Statements.

GLOBAL INDUSTRIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31
	2011	2010
Cash Flows From Operating Activities
Net income (loss)	$(33,558)	$(21,358)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and non-stock-based amortization	9,832	11,581
Stock-based compensation expense	1,119	3,494
Provision for doubtful accounts	61	(459)
Gain on sale or disposal of property and equipment	(9,279)	(138)
Derivative (gain) loss	(142)	799
Loss on asset impairments	—	712
Deferred income taxes	2,868	(1,569)
Other	—	561
Changes in operating assets and liabilities
Accounts receivable, unbilled work, and contract costs	10,591	67,199
Prepaid expenses and other	6,072	(5,997)
Accounts payable, employee-related liabilities, and other accrued liabilities	(19,934)	(37,952)
Deferred dry-docking costs incurred	(4,383)	(2,231)

Net cash provided by (used in) operating activities	(36,753)	14,642

Cash Flows From Investing Activities
Proceeds from the sale of assets	—	202
Additions to property and equipment	(20,902)	(32,347)
Sale of marketable securities	—	10,664
Purchase of marketable securities	(22,005)	—
Decrease in (additions to) restricted cash	(23,609)	(2,875)

Net cash provided by (used in) investing activities	(66,516)	(24,356)

Cash Flows From Financing Activities
Repayment of long-term debt	(1,980)	(1,980)
Payments on long-term payables for property and equipment acquisitions	—	(26,031)
Proceeds from sale of common stock, net	33	10
Repurchase of common stock	(836)	(529)
Additions to deferred charges	(146)	—

Net cash provided by (used in) financing activities	(2,929)	(28,530)

Effect of exchange rate changes on cash	1,242	411

Cash and cash equivalents
Increase (decrease)	(104,956)	(37,833)
Beginning of period	349,609	344,855

End of period	$244,653	$307,022

Supplemental Disclosures
Interest paid, net of amounts capitalized	$6,725	$4,935
Income taxes paid (refund)	$(4,776)	$1,081
Property and equipment additions included in accounts payable	$39,575	$55,036
See Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
1.	General
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Global Industries, Ltd. and its subsidiaries (“Company,” “we,” “us,” or “our”).
In the opinion of our management, all adjustments (such adjustments consisting of a normal and recurring nature) necessary for a fair presentation of the operating results for the interim periods presented have been included in the unaudited Condensed Consolidated Financial Statements. Operating results for the period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These financial statements should be read in conjunction with our audited Consolidated Financial Statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.
All “$” represent U.S. Dollars.
Recent Accounting Pronouncements
ASU No. 2010-06. In January 2010, the FASB issued ASU No. 2010-06 which amends ASC Topic 820 to add new disclosure requirements about recurring and nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This guidance was effective for reporting periods beginning after December 15, 2009, except for the Level 3 reconciliation disclosures which were effective for reporting periods beginning after December 15, 2010. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.
2.	Restricted Cash
At March 31, 2011, we had restricted cash of $27.9 million. Of this amount, $24.7 million represents the cash collateral for outstanding letters of credit and bank guarantees related to the February 2011 amendment of our Revolving Credit Facility. We expect the period of restriction on this cash will not exceed twelve months based upon our operating and cash flow projections. This restricted cash is therefore classified as a current asset on the accompanying Condensed Consolidated Balance Sheets. In addition, at March 31, 2011, we had $3.2 million of restricted cash for excess project funds denominated in Indian rupees in the Asia Pacific region and held at the Royal Bank of Scotland and Standard Chartered Bank. These funds can only be repatriated after the project accounts are audited and tax clearance obtained. We expect the period of restriction on this cash will not exceed twelve months and is therefore classified as a current asset on the Condensed Consolidated Balance Sheets.
3.	Marketable Securities
In the first quarter of 2011, we purchased $22.0 million of marketable securities. The following table is a summary of our marketable securities as of March 31, 2011:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
		(In thousands)
Municipal bonds	$4,671	$—	$—	$4,671
Corporate bonds	7,362	—	—	7,362
Commercial paper	9,972	—	—	9,972

Total	$22,005	$—	$—	$22,005

Our investments in marketable securities are classified as available-for-sale and are carried at fair value with any unrealized gains and losses recorded in Other comprehensive income. As of March 31, 2011, the contractual maturities of our marketable securities range from September 2011 to August 2012.
4.	Derivatives
We provide services in a number of countries throughout the world and, as a result, are exposed to changes in foreign currency exchange rates. Costs in some countries are incurred, in part, in currencies other than the applicable functional currency. We selectively use forward foreign currency contracts to manage our foreign currency exposure. Our outstanding forward foreign currency contracts at March 31, 2011 are used to hedge (i) cash flows for charter payments on a multi-service vessel denominated in Norwegian kroners, (ii) certain purchase commitments related to the construction of the Global 1201 in Singapore dollars, and (iii) a portion of our operating costs in the Asia Pacific region.
The Norwegian kroner forward contracts have maturities extending until June 2011 and are accounted for as cash flow hedges with the effective portion of unrealized gains and losses recorded in Accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. As of both March 31, 2011 and December 31, 2010, there were $0.2 million in unrealized gains, net of taxes, in Accumulated other comprehensive income (loss). Included in the March 31, 2011 total is approximately $0.2 million which is expected to be realized in earnings during the twelve months following March 31, 2011. As of both March 31, 2011 and December 31, 2010, these contracts are included in Prepaid expenses and other on the Condensed Consolidated Balance Sheet, valued at $0.3 million. For both the three months ended March 31, 2011 and 2010, we recorded $0.2 million in gains related to these contracts which are included in Cost of operations on the Condensed Consolidated Statement of Operations.
In 2010, we entered into forward contracts to purchase Singapore dollars to hedge certain purchase commitments related to the construction of the Global 1200 and Global 1201 in Singapore dollars. In the first quarter of 2011, we entered into additional forward contracts to purchase 5.0 million Singapore dollars to hedge a portion of our operating expenses in the Asia Pacific region. We have not elected hedge treatment for these contracts. Consequently, changes in the fair value of these instruments are recorded in Other income (expense), net on the Condensed Consolidated Statement of Operations. For the three months ended March 31, 2011, we recorded $0.1 million in gains related to these contracts. For the three months ended March 31, 2010, we recorded $0.8 million in losses related to these contracts. As of March 31, 2011 and December 31, 2010, these contracts are included in Prepaid expenses and other on the Condensed Consolidated Balance Sheets, valued at $0.6 million and $0.5 million, respectively.
See Note 5 for more information regarding the fair value calculation of our outstanding derivative instruments.
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
Our financial instruments include cash and short-term investments, investments in marketable securities, accounts receivable, accounts payable, debt, and forward foreign currency contracts. Except as described below, the estimated fair value of such financial instruments at March 31, 2011 and December 31, 2010 approximates their carrying value as reflected in our condensed consolidated balance sheets.

Our debt consists of our United States Government Ship Financing Title XI bonds and our Senior Convertible Debentures due 2027 (the “Senior Convertible Debentures”). The fair value of the bonds, based on current market conditions and net present value calculations, as of March 31, 2011 and December 31, 2010 was approximately $68.2 million and $71.5 million, respectively. The fair value of the Senior Convertible Debentures, based on quoted market prices, as of March 31, 2011 and December 31, 2010 was $251.1 million and $232.5 million, respectively.
Assets measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations.
Fair Value Measurements at March 31, 2011
(In thousands)

Description	Total	Level 1	Level 2	Level 3
Cash equivalents	$131,324	$131,324	$—	$—
Marketable securities	22,005	22,005	—	—
Derivative contracts	937	—	937	—

Total	$154,266	$153,329	$937	$—

Fair Value Measurements at December 31, 2010
(In thousands)

Description	Total	Level 1	Level 2	Level 3
Cash equivalents	$179,887	$179,887	$—	$—
Derivative contracts	804	—	804	—

Total	$180,691	$179,887	$804	$—

Financial instruments classified as Level 2 in the fair value hierarchy represent our forward foreign currency contracts. These contracts are valued using the market approach which uses prices and other information generated by market transactions involving identical or comparable assets or liabilities.
Financial instruments classified as Level 3 in the fair value hierarchy represent our previous investment in auction rate securities and the related put option with UBS in which management used at least one significant unobservable input in the valuation model. Due to the lack of observable market quotes on our prior auction rate securities portfolio, we utilized a valuation model that relied on Level 3 inputs including market, tax status, credit quality, duration, recent market observations and overall capital market liquidity. The valuation of our auction rate securities was subject to uncertainties that were difficult to predict. Factors that may have impacted our valuation included changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.
The following table presents a reconciliation of activity for such securities:
Changes in Level 3 Financial Instruments

	Three Months Ended
	March 31
	2011	2010
	(In thousands)
Balance at Beginning of Period	$—	$41,847
Sales	—	(10,664)
Total gains or (losses):
Realized losses included in other income (expense), net	—	(561)
Changes in net unrealized losses included in other comprehensive income	—	128

Balance at End of Period	$—	$30,750

6.	Receivables
Our receivables are presented in the following balance sheet accounts: (1) Accounts receivable, (2) Accounts receivable — long term, (3) Unbilled work on uncompleted contracts, and (4) Contract costs incurred not yet recognized. Accounts receivable are stated at net realizable value, and the allowances for uncollectible accounts were $1.2 million and $2.8 million at March 31, 2011 and December 31, 2010, respectively. Accounts receivable at March 31, 2011 and December 31, 2010 included $0.7 million and $0.6 million, respectively, of retainage, which represents the short-term portion of amounts not immediately collectible due to contractually specified requirements. Accounts receivable — long term at March 31, 2011 and December 31, 2010 represented amounts related to retainage which were not expected to be collected within the next twelve months.
Receivables also included claims and unapproved change orders of $13.5 million at March 31, 2011 and $16.7 million at December 31, 2010. These claims and change orders are amounts due for extra work and/or changes in the scope of work on certain projects.
The costs and estimated earnings on uncompleted contracts are presented in the following table:
Costs and Estimated Earnings on Uncompleted Contracts

	March 31	December 31
	2011	2010
	(In thousands)
Costs incurred and recognized on uncompleted contracts	$265,055	$309,725
Estimated earnings	499	38,871

Costs and estimated earnings on uncompleted contracts	265,554	348,596
Less: Billings to date	(226,418)	(299,932)

	39,136	48,664
Plus: Accrued revenue(1)	3,889	7,488
Less: Advance billing on uncompleted contracts	(2,024)	(221)

	$41,001	$55,931

Included in accompanying balance sheets under the following captions:
Unbilled work on uncompleted contracts	$43,025	$56,152
Other accrued liabilities	(2,024)	(221)

	$41,001	$55,931

(1)	Accrued revenue represents unbilled amounts receivable related to work performed on projects for which the percentage of completion method is not applicable.
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

Net Gains and (Losses) on Asset Disposal consisted of the following:

		Three Months Ended
		March 31
Segment	Description of Asset	2011		2010
		(In thousands)
Construction and Installation	One DLB and other	$9,291	(1)	$138
Other Offshore Services	Other	(12)		—

		$9,279		$138

(1) Proceeds from the sale of the DLB were received in 2010 and formal transfer of title occurred in 2011.

Losses on Asset Impairments consisted of the following:

		Three Months Ended
		March 31
Segment	Description of Asset	2011		2010
		(In thousands)
Other Offshore Services	Two DSVs	$—		$712

		$—		$712

Assets Held for Sale consisted of the following:

		March 31		December 31
Segment	Description of Asset	2011	Description of Asset	2010
		(In thousands)		(In thousands)
Construction and Installation	Other equipment	$4,250	One DLB and other equipment	$11,469
Other Offshore Services	One OSV	3,000	One OSV	3,000
Corporate	Airplane	2,250	Airplane	2,250

		$9,500		$16,719

In accordance with accounting guidance, long-lived assets held for sale are carried at the lower of the asset’s carrying value or net realizable value and depreciation ceases.
8.	Property and Equipment
The components of property and equipment, at cost, and the related accumulated depreciation are as follows:

	March 31	December 31
	2011	2010
	(In thousands)
Land	$6,322	$6,322
Facilities and equipment	233,603	153,695
Marine vessels	476,113	285,113
Construction in progress	286,579	531,765

Total property and equipment	1,002,617	976,895
Less: Accumulated depreciation	(198,140)	(192,176)

Property and equipment, net	$804,477	$784,719

Expenditures for property and equipment and items that substantially increase the useful lives of existing assets are capitalized at cost and depreciated. Routine expenditures for repairs and maintenance are expensed as incurred. We capitalized $4.4 million of interest costs for both the three months ended March 31, 2011 and 2010. Except for major construction vessels that are depreciated on the units-of-production (“UOP”) method over estimated vessel operating days, depreciation is provided utilizing the straight-line method over the estimated useful lives of the assets. The UOP method is based on vessel utilization days and more closely correlates depreciation expense to vessel revenue. In addition, the UOP method provides for a minimum depreciation floor in periods with nominal vessel use. In general, if we applied only a straight-line depreciation method instead of the UOP method, less depreciation expense would be recorded in periods of high utilization and revenues, and more depreciation expense would be recorded in periods of low vessel utilization and revenues.
9.	Deferred Dry-Docking Costs
We utilize the deferral method to capitalize vessel dry-docking costs and to amortize the costs to the next dry-docking. Such capitalized costs include regulatory required steel replacement, direct costs for vessel mobilization and demobilization, and rental of dry-docking facilities and services. Crew costs may also be capitalized when employees perform all or a part of the required dry-docking. Any repair and maintenance costs incurred during the dry-docking period are expensed.
The below table presents dry-docking costs incurred and amortization for all periods presented:

	Three Months Ended
	March 31
	2011	2010
	(In thousands)
Net book value at beginning of period	$13,609	$41,825
Additions for the period	4,383	2,231
Reclassification to assets held for sale	—	(1,289)
Amortization expense for the period	(2,317)	(4,280)

Net book value at end of period	$15,675	$38,487

The book value of our deferred dry-docking costs as of March 31, 2011 and December 31, 2010 are included in Deferred charges, net on the Condensed Consolidated Balance Sheets.
10.	Long-Term Debt
The components of long-term debt are as follows:

	March 31	December 31
	2011	2010
	(In thousands)
Senior Convertible Debentures due 2027, 2.75%:
Principal amount of debt component	$325,000	$325,000
Less: Unamortized debt discount	(76,692)	(79,055)

Carrying amount of debt component	248,308	245,945
Title XI Bonds due 2025, 7.71%	55,440	57,420

Total long-term debt	303,748	303,365
Less: Current maturities	3,960	3,960

Total long-term debt less current maturities	$299,788	$299,405

Senior Convertible Debentures
Our convertible debt was separated into debt and equity components when our Senior Convertible Debentures were issued and a value was assigned to each. The value assigned to the debt component is the estimated fair value of similar debentures without the conversion feature. The difference between the debenture cash proceeds and this estimated fair value was recorded as debt discount and is being amortized to interest expense over the 10-year period ending August 1, 2017. This is the earliest date that holders of the Senior Convertible Debentures may require us to repurchase all or part of their Senior Convertible Debentures for cash.
The Senior Convertible Debentures are convertible into cash, and if applicable, into shares of our common stock, or under certain circumstances and at our election, solely into our common stock, based on a conversion rate of 28.1821 shares per $1,000 principal amount of Senior Convertible Debentures, which represents an initial conversion price of $35.48 per share. As of March 31, 2011 and December 31, 2010, the Senior Convertible Debentures’ if-converted value does not exceed the Senior Convertible Debentures’ principal of $325 million.

The equity component of our Senior Convertible Debentures is as follows:

	March 31	December 31
	2011	2010
	(In thousands)
Debt discount on issuance	$107,261	$107,261
Less: Issuance costs	2,249	2,249
Deferred income tax	36,772	36,772

Carrying amount of equity component	$68,240	$68,240

     The table below presents interest expense for our Senior Convertible Debentures:

	Three Months Ended
	March 31
	2011	2010
	(In thousands)
Contractual interest coupon, 2.75%	$2,234	$2,234
Amortization of debt discount	2,363	2,195

Total debentures interest expense	$4,597	$4,429

Effective interest rate	7.5%	7.5%
Revolving Credit Facility
Our Third Amended and Restated Credit Agreement, as amended (the “Revolving Credit Facility”), which matures on October 18, 2012, provides a borrowing capacity of up to $150.0 million. As of March 31, 2011, we had no borrowings against the facility and $23.9 million of letters of credit outstanding thereunder. Due to the sale of vessels mortgaged under the Revolving Credit Facility, our effective maximum borrowing capacity was $134.1 million as of March 31, 2011, with credit availability of $110.2 million.
On February 24, 2011, we amended our Revolving Credit Facility. The amendment allows us, at our option, to choose to cash collateralize our letter of credit exposure when covenant compliance, as defined in the Revolving Credit Facility, is not possible and thereby achieve compliance. During periods of cash collateralization, no borrowings, letters of credit, or bank guarantees unsecured by cash are permitted. Our current financial projections indicated that we were not expected to meet the financial covenants of the Revolving Credit Facility as of March 31, 2011. Consequently, we have cash collateralized our outstanding letters of credit in order to achieve compliance and are currently unable to borrow under the Revolving Credit Facility.
Our Revolving Credit Facility has a customary cross default provision triggered by a default of any of our other indebtedness, the aggregate principal amount of which is in excess of $5 million.
We also have a $6.0 million short-term credit facility at one of our foreign locations. At March 31, 2011, we had $1.6 million of letters of credit outstanding and $4.4 million of credit availability under this particular credit facility.
11.	Commitments and Contingencies
Commitments
Construction and Purchases in Progress — The estimated cost to complete capital expenditure projects in progress at March 31, 2011 was approximately $119.5 million, of which $61.5 million is obligated through contractual commitments. The total estimated cost primarily represents expenditures for construction of the Global 1201, our second new generation derrick/pipelay vessel. This amount includes aggregate commitments of 24.0 million Singapore dollars (or $19.0 million as of March 31, 2011) and 1.2 million Euros (or $1.7 million as of March 31, 2011). We have entered into forward contracts to purchase 7.5 million Singapore dollars to hedge certain of these purchase commitments.
Off Balance Sheet Arrangements — In the normal course of our business activities, and pursuant to agreements or upon obtaining such agreements to perform construction services, we provide guarantees, performance, bid, and payment bonds, and letters of credit to customers, vendors, and other parties. At March 31, 2011, the aggregate amount of these outstanding bonds was $34.8 million, which are scheduled to expire between April 2011 and October 2011, and the aggregate amount of these outstanding letters of credit was $23.9 million, which are due to expire between April 2011 and March 2014.
Contingencies
During the fourth quarter of 2007, we received a payroll tax assessment for the years 2005 through 2007 from the Nigerian Revenue Department valued at $18.0 million based on the exchange rate of the Nigerian naira as of March 31, 2011. The assessment alleges that certain expatriate employees, working on projects in Nigeria, were subject to personal income taxes, which were not paid to the government. We filed a formal objection to the assessment on November 12, 2007. We do not believe these employees are subject to the personal income tax assessed; however, based on past practices of the Nigerian Revenue Department, we believe this matter will ultimately have to be resolved by litigation. We do not expect the ultimate resolution to have a material adverse effect on our future financial position, operating results, or cash flows.
During 2008, we received an additional assessment from the Nigerian Revenue Department valued at $37.0 million based on the exchange rate for the Nigerian naira as of March 31, 2011 for tax withholding related to third party service providers. The assessment alleges that taxes were not withheld from third party service providers for the years 2002 through 2006 and remitted to the Nigerian government. We have filed an objection to the assessment. We do not expect the ultimate resolution to have a material adverse effect on our future financial position, operating results, or cash flows.
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
During the first quarter of 2011, we received corporate tax demands from the Indian Revenue Department related to tax years 2005 through 2009 in the aggregate amount of $4.5 million (net of taxes paid). The assessments allege that taxable income was understated because certain tax provisions available to the marine construction industry were not applicable. We have engaged outside tax counsel to assist us with the tax demands and have filed objections to the assessments. We do not expect the ultimate resolution to have a material adverse affect on our future financial position, operating results, or cash flows.
We also received tax demands for tax withholding on foreign vendors from the Indian Revenue Department in the aggregate amount of $4.4 million (net of taxes paid) related to tax years 2007 through 2009. The assessments allege that taxes were not paid at the proper rate of tax and additional tax is due. We have engaged outside tax counsel to assist us with the tax demands and have filed objections to the assessments. We do not expect the ultimate resolution to have a material adverse affect on our future financial position, operating results, or cash flows.
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
Other Comprehensive Income — The differences between net income (loss) and comprehensive income (loss) for each of the comparable periods presented are as follows:

	Three Months Ended
	March 31
	2011	2010
	(In thousands)
Net income (loss)	$(33,558)	$(21,358)
Unrealized net gain (loss) on derivatives	(9)	(420)
Reclassification of loss on auction rate securities	—	83
Deferred tax (benefit) expense	3	147

Comprehensive income (loss)	(33,564)	(21,548)
Less: Comprehensive income attributable to noncontrolling interest	368	—

Comprehensive income (loss) attributable to Global Industries, Ltd.	$(33,932)	$(21,548)

Accumulated Other Comprehensive Income (Loss) — A roll-forward of the amounts included in accumulated other comprehensive income (loss), net of taxes, is shown below.

	Cumulative
	Foreign	Forward	Accumulated
	Currency	Foreign	Other
	Translation	Currency	Comprehensive
	Adjustment	Contracts	Income (Loss)
Balance at December 31, 2010	$(8,978)	$208	$(8,770)
Change in value	—	(215)	(215)
Reclassification to earnings	—	209	209

Balance at March 31, 2011	$(8,978)	$202	$(8,776)

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
We recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. The table below sets forth the total amount of stock-based compensation expense for the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31
	2011	2010
	(In thousands)
Stock-Based Compensation Expense
Stock Options	$265	$105
Time-Based Restricted Stock	634	3,133
Performance Shares and Units	220	256

Total Stock-Based Compensation Expense	$1,119	$3,494

The table below sets forth the number of shares that vested during the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31
	2011	2010
Restricted shares	228,267	193,992
Stock awards with immediate vesting granted to managerial employees	—	360,000
Stock awards with immediate vesting granted to our directors pursuant to the Non-Employee Director Compensation Policy	28,404	28,856

Total shares	256,671	582,848

14.	Other Income (Expense), net
Components of other income (expense), net are as follows:

	Three Months Ended
	March 31
	2011	2010
	(In thousands)
Foreign exchange rate gain (loss)	$130	$891
Derivative contract gain (loss)	142	(799)
Loss on sale of auction rate securities	—	(561)
Penalties on past due taxes	209	(45)
Other	325	87

Total	$806	$(427)

15.	Income Taxes
Our effective tax rate for the first quarter of 2011 was (12.9)% compared to 16.1% for the first quarter of 2010. In 2011, losses in foreign tax jurisdictions that could not be fully tax benefitted exceeded our profits in taxable jurisdictions which resulted in a positive tax expense despite a consolidated pre-tax loss.
16.	Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributable to common shareholders during the period by the weighted average number of shares of common stock outstanding during each period. Diluted EPS is computed by dividing net income (loss) attributable to common shareholders during the period by the weighted average number of shares of common stock that would have been outstanding assuming the issuance of potentially dilutive shares of common stock as if such shares were outstanding during the reporting period, net of shares assumed to be repurchased using the treasury stock method. The dilutive effect of stock options and performance units is based on the treasury stock method. The dilutive effect of non-vested restricted stock awards is based on the more dilutive of the treasury stock method or the two-class method assuming a reallocation of undistributed earnings to common shareholders after considering the dilutive effect of potential shares of common stock other than the non-vested shares of restricted stock.
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

The following table presents information necessary to calculate earnings (loss) per share of common stock for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31
	2011	2010
	(In thousands, except per share data)
Basic EPS:
Net income (loss) attributable to Global Industries, Ltd.	$(33,926)	$(21,358)
Less earnings attributable to shareholders of non-vested restricted stock	—	—

Earnings (loss) attributable to common shareholders	$(33,926)	$(21,358)

Weighted-average number of common shares outstanding — basic	114,167	113,366

Basic earnings (loss) per common share	$(0.30)	$(0.19)

Diluted EPS:
Earnings (loss) attributable to common shareholders — basic	$(33,926)	$(21,358)
Adjustment to earnings (loss) attributable to common shareholders for redistribution to shareholders of non-vested restricted stock	—	—

Adjusted earnings (loss) attributable to common shareholders — diluted	$(33,926)	$(21,358)

Weighted average number of common shares outstanding — basic	114,167	113,366
Dilutive effect of potential common shares:
Stock options	—	—
Performance units	—	—

Weighted-average number of common shares outstanding — diluted	114,167	113,366

Diluted net income (loss) per common share	$(0.30)	$(0.19)

Anti-dilutive shares primarily represent options where the strike price was in excess of the average market price of our common stock for the period reported and are excluded from the computation of diluted earnings per share. Excluded anti-dilutive shares totaled 2.6 million and 2.2 million for the three months ended March 31, 2011 and 2010, respectively.
The net settlement premium obligation on the Senior Convertible Debentures was not included in the dilutive earnings per share calculation for the three months ended March 31, 2011 and 2010 because the conversion price of the Senior Convertible Debentures was in excess of our common stock price.
17.	Segment Information
In 2010, we began transitioning the operations of our company from a regional structure to a more centralized structure that focuses on global opportunities for our vessels. As a result, effective January 1, 2011, we have restructured our reporting segments from geographic regions to two new project segments: Construction and Installation and Other Offshore Services. Project work performed on a fixed-price or unit-price basis where we take responsibility for managing a project scope that may include material procurement or third-party subcontractors and includes a substantial project management effort will be reported in the Construction and Installation segment. These projects have a risk of loss due to productivity. Our diving operations and day-rate, time and materials, or cost plus projects, will be reported in the Other Offshore Services segment. The risk of loss on these projects is minimal. These changes have been reflected as retrospective changes to the financial information for the three months ended March 31, 2010 presented below. These changes did not affect our condensed consolidated balance sheets, condensed consolidated statements of operations, or condensed consolidated statements of cash flows.

The following table presents information about the profit (or loss) for the three months ended March 31, 2011 and 2010 of each of our two new reportable segments: Construction and Installation and Other Offshore Services.

	Three Months Ended
	March 31
	2011	2010
	(In thousands)
Total segment revenues
Construction and Installation	$54,252	$75,104
Other Offshore Services	15,765	31,707

Consolidated revenues	$70,017	$106,811

Income (loss) before taxes
Construction and Installation	$(13,716)	$(9,365)
Other Offshore Services	(9,557)	(6,719)
Corporate	(6,447)	(9,372)

Consolidated income (loss) before taxes	$(29,720)	$(25,456)

The following table presents information about the assets of each of our reportable segments as of March 31, 2011 and December 31, 2010.

	March 31	December 31
	2011	2010
	(In thousands)
Segment assets at period end
Construction and Installation	$792,669	$777,786
Other Offshore Services	106,127	116,129
Corporate	382,123	449,826

Consolidated segment assets at period end	$1,280,919	$1,343,741

18.	Related Party Transactions
Mr. William J. Doré, our founder and a member of our Board of Directors, is also a beneficial owner of more than 5% of our outstanding common stock. We are party to a retirement and consulting agreement, as amended, with him. Pursuant to the terms of the agreement, we recorded expense of $100,000 for services provided for both the three month periods ended March 31, 2011 and 2010. We also recorded expenses of $5,234 and $16,800 for the three months ended March 31, 2011 and 2010, respectively, for use of Mr. Doré’s hunting lodge related to business development trips.
19.	Noncontrolling Interest
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
20.	Relocation and Severance Plan
In May 2010, the decision was made to centralize certain of our company’s critical functions in Houston, Texas. In an effort to improve alignment and project execution, we decided to centralize critical operational functions. These functions include project management; engineering; operations and fleet management; marketing and business development; supply chain management; health, safety, and environmental; and human resources. Many of these functions were performed at our offices located in Carlyss, Louisiana and Houston, Texas.

On September 1, 2010, we announced our plan to consolidate operations in several of these functions and to relocate 21 employees from our office in Carlyss to Houston. Pursuant to the terms of the plan, we will pay all qualifying relocation costs for those employees who accept the relocation offer. We expect the relocation will be completed by June 30, 2011.
Employment for certain employees who were not offered relocation packages or who declined the relocation offer were terminated. The effective termination date of the majority of the affected employees was March 31, 2011; however, the effective termination date was extended for two employees. Termination benefits were, or will be, paid to the affected employees in accordance with our existing severance policy. Those employees who remain through the transition will receive an additional one-time termination benefit.
The following table presents the total expenses incurred under the relocation and severance plan by reporting segment, which were included in Cost of operations and Selling, general, and administrative expenses on the Consolidated Statement of Operations for the respective periods.

	Construction	Other
	and	Offshore
	Installation	Services	Corporate	Total
		(In thousands)
Relocation Costs:
Costs incurred or charged to expense for the year ended December 31, 2010	$616	$24	$308	$948
Costs incurred or charged to expense for the three months ended March 31, 2011	95	—	25	120

Total relocation costs as of March 31, 2011	$711	$24	$333	$1,068

One-time termination benefits:
Costs incurred or charged to expense for the year ended December 31, 2010	$23	$—	8	31
Costs incurred or charged to expense for the three months ended March 31, 2011	(1)	—	—	(1)

Total one-time termination benefits as of March 31, 2011	$22	$—	$8	$30

A roll-forward of the accrued liability, which is included in Employee-related liabilities on the Condensed Consolidated Balance Sheets as of March 31, 2011, is presented in the following table:

		One-time
	Relocation	termination
	Costs	benefits
	(In thousands)
Balance at December 31, 2010	$874	$31
Costs incurred or charged to expense	120	(1)
Costs paid or settled	(542)	(3)

Balance at March 31, 2011	$452	$27

21.	Subsequent Events
In February 2011, we gave notice to the owner of the Titan 2 of our intent to terminate the charter of that vessel, effective in the second quarter of 2011. As a result of the charter termination, we impaired the remaining value of the leasehold improvements on the vessel in December 2010 to our best estimate of the realizable value as of December 31, 2010. Effective April 30, 2011, we signed an agreement with the owner of the Titan 2, to terminate the charter. Pursuant to the terms of the agreement, we will transfer title to our dynamic positioning (“DP”) system and the vessel owner will purchase the additional vessel improvements for $3.6 million, payable to us over a two-year period. Consequently, our results for the second quarter of 2011 will be positively affected by the finalization of this agreement in the amount of $3.6 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
We are including the following discussion to inform our existing and potential shareholders generally of some of the risks and uncertainties that can affect us and to take advantage of the “safe harbor” protection for forward-looking statements that applicable federal securities laws afford.
From time to time, our management or persons acting on our behalf make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Exchange Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, to inform existing and potential shareholders about us. These statements may include projections and estimates concerning the timing and success of specific projects and our future backlog, revenues, income and capital expenditures. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. In addition, sometimes we will specifically describe a statement as being a forward-looking statement and refer to this cautionary statement.
In addition, various statements in this Quarterly Report on Form 10-Q, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. In this Quarterly Report, forward-looking statements appear in Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the notes to our condensed consolidated financial statements in Part I, Item 1, and elsewhere. These forward-looking statements speak only as of the date of this report; we disclaim any obligation to update these statements unless required by law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:
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
We believe the items we have outlined above are important factors that could cause actual results to differ materially from those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf. We have discussed many of these factors in more detail elsewhere in this report or in our other public filings. These factors are not necessarily all the factors that could affect us. Unpredictable or unanticipated factors we have not discussed in this report or in our other public filings could also have material adverse effects on the actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises, except as required by applicable laws and regulations. We advise our security holders that they should (1) be aware that other factors not referred to above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements. For more detailed information regarding risks, see the discussion of risk factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.
The following discussion presents management’s discussion and analysis of our financial condition and results of operations and should be read in conjunction with the condensed consolidated financial statements and related notes for the period ended March 31, 2011.
Results of Operations
General
We are a leading offshore construction company offering a comprehensive and integrated range of marine construction and support services in the North America, Latin America, Asia Pacific, and Middle East regions. As a result of our transition to a centralized operational organization focusing on the deployment of our assets on worldwide, rather than regional, projects, we have restructured our reporting segments. The two new reporting segments will better reflect the two principal activities of our business:
•	Construction and Installation, which includes project work performed on a fixed-rate or unit-price basis where we take responsibility for managing a project scope that may include material procurement or third-party subcontractors and includes a substantial project management effort; and
•	Other Offshore Services, which includes diving operations and day-rate, time and materials, or cost plus projects.
Our results of operations are measured in terms of revenues, gross profit, and gross profit as a percentage of revenues (“margins”) and are principally driven by three factors: (1) our level of construction, installation, and other offshore service activity (“activity”), (2) pricing, which can be affected by contract mix (“pricing”), and (3) operating efficiency on any particular construction project (“productivity”).
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
Construction and Installation Services
Most of our construction and installation revenues are earned through international contracts which are generally larger, more complex, and of longer duration than our typical domestic contracts. Most of these international contracts require a significant amount of working capital, are generally bid on a lump-sum basis, and are secured by a letter of credit or performance bond. Operating cash flows may be negatively impacted during periods of escalating activity due to the substantial amounts of cash required to initiate these projects and the normal delays between our cash expenditures and cash receipts from the customer. Additionally, lump-sum contracts for construction and installation services are inherently risky and are subject to many unforeseen circumstances and events that may affect productivity and thus, profitability. When productivity decreases with no offsetting decrease in costs or increases in revenues, our contract margins erode compared to our bid margins. In general, we traditionally bear a larger share of project related risks during periods of weak demand for our services and a smaller share of risks during periods of high demand for our services. Consequently, our revenues and margins from construction and installation services are subject to a high degree of variability, even as compared to other businesses in the offshore energy industry.
Other Offshore Services
Most of our revenues from other offshore services are the result of short-term work, involve numerous smaller contracts, and are usually based on a day-rate charge. Financial risks associated with these types of contracts are normally limited due to their short-term and non-lump sum nature. However, some contracts for other offshore services, especially those that utilize dive support vessels (“DSVs”), may involve longer-term commitments that extend from the exploration, design, and installation phases of a field throughout its useful life by providing IRM (inspection, repair and maintenance) services. The financial risks which are associated with these commitments remain low in comparison with our construction and installation activities due to the day-rate structure of the contracts. Revenues and margins from our other offshore activities tend to be more consistent than those from our construction and installation activities.
     Quarter Ended March 31, 2011 Compared to Quarter Ended March 31, 2010

	Three months ended March 31
	2011		2010
		% of		% of	% Change
	(Thousands)	Revenue	(Thousands)	Revenue	(Unfavorable)
Revenues	$70,017	100.0%	$106,811	100.0%	(34.4)%
Cost of operations	90,822	129.7	111,060	104.0	18.2

Gross profit (loss)	(20,805)	29.7	(4,249)	4.0	(389.6)
Loss (gain) on asset disposals and impairments	(9,279)	13.2	574	0.5	n/m
Selling, general and administrative expenses	16,940	24.2	17,544	16.4	3.4

Operating income (loss)	(28,466)	40.7	(22,367)	20.9	(27.3)

Interest income	475	0.7	241	0.2	97.1
Interest expense	(2,535)	3.6	(2,903)	2.7	12.7
Other income (expense), net	806	1.2	(427)	0.4	288.8

Income (loss) before income taxes	(29,720)	42.4	(25,456)	23.8	(16.8)
Income tax expense (benefits)	3,838	5.5	(4,098)	3.8	(193.7)

Net income (loss)	(33,558)	47.9	(21,358)	20.0	(57.1)
Net income attributable to noncontrolling interest	368	0.5	—	—	n/m

Net income (loss) attributable to Global Industries, Ltd.	$(33,926)	48.4%	$(21,358)	20.0%	(58.8)%

n/m=not meaningful
Revenues — Revenues decreased by 34% to $70.0 million for the first quarter of 2011, compared to $106.8 for the first quarter of 2010. This decrease was primarily due to lower project activity in both reporting segments. For a detailed discussion of revenues and income before taxes for each reporting segment, see “Segment Information” below.
Gross profit (loss) — Gross loss for the first quarter of 2011 was $20.8 million, compared to $4.2 million for the first quarter of 2010. This change was primarily due to lower revenues attributable to decreased project activity and pricing, delays and increased costs on two projects, and higher non-recovered vessel costs related to the Global 1200, which was placed in service in the first quarter of 2011 with no activity. In the first quarter of 2011, we settled a disputed liability of $2.9 million related to costs on past projects for $0. This settlement partially offset the activity decreases in the first quarter of 2011. Our Construction and Installation segment was negatively affected by lower project activity and delays and increased costs on two projects. Our Other Offshore Services segment was negatively affected by lower project activity and decreased vessel utilization. Both segments were positively affected by the settlement of the disputed liability.
Loss (gain) on Asset Disposals and Impairments — Gain on asset disposals and impairments was $9.3 million for the first quarter of 2011, compared to loss on asset disposals and impairments for the first quarter of 2010 of $0.6 million. In the first quarter of 2011, we recorded a $9.3 million gain on the sale of the Cherokee, a derrick lay barge (a “DLB”), in our Construction and Installation segment. In comparison, in the first quarter of 2010, we recorded impairments of $0.7 million on two DSVs, the Sea Cat and Sea Fox, upon classification of these vessels to Assets held for sale.
Selling, General and Administrative Expenses — Selling, general and administrative expenses decreased by $0.6 million, or 3%, to $16.9 million for the first quarter of 2011, compared to the first quarter of 2010, primarily due to a $2.0 million decrease in equity compensation. Partially offsetting this decrease were increased labor costs of $0.9 million primarily related to increases in our business development and estimating functions and termination allowances related to a reduction in force in Mexico. We also had increased legal fees of $0.7 million in the first quarter of 2011. The first quarter of 2010 benefitted from a reimbursement of $0.5 million of legal fees from our insurance providers.
Interest Income — Interest income increased by $0.2 million to $0.5 million in the first quarter of 2011, compared to the first quarter of 2010, primarily due to interest received in the first quarter of 2011 on a loan to a non-affiliated third party.

Interest Expense — Interest expense decreased by $0.4 million to $2.5 million in the first quarter of 2011, compared to $2.9 million in the first quarter of 2010, primarily due to a reversal of interest expense on uncertain tax positions that expired in the first quarter of 2011.
Other Income (Expense), net — Other income, net was $0.8 million for the first quarter of 2011 compared to other expense, net of $0.4 million for the first quarter of 2010. In the first quarter of 2011, we recorded $0.3 million in gains related to foreign currency exchange transactions, a $0.2 million reduction in penalties due to the expiration of uncertain tax positions, and $0.2 million in sales of scrap and other miscellaneous materials. In comparison, we recognized a $0.5 million loss on the sale of auction rate securities in the first quarter of 2010.
Income Taxes — Our effective tax rate for the first quarter of 2011 was (12.9)% as compared to 16.1% for the first quarter of 2010. Greater losses were generated in foreign tax jurisdictions that could not be fully tax benefitted in the first quarter of 2011 as compared to the first quarter of 2010. These losses in foreign tax jurisdictions in 2011 exceeded our profits in taxable jurisdictions which resulted in a positive tax expense despite a consolidated pre-tax loss.
Segment Information - The following sections discuss the results of operations for each of our reportable segments for the quarters ended March 31, 2011 and 2010.
Construction and Installation
Revenues were $54.3 million for the first quarter of 2011 compared to $75.1 million for the first quarter of 2010. The decrease of $20.8 million was primarily due to lower project activity. Activity during the first quarter of 2011 consisted of four projects—two in Mexico and one in each of Malaysia and the United Arab Emirates (UAE). In comparison, the activity during the first quarter of 2010 consisted of nine projects—three in the U.S. Gulf of Mexico, two in Malaysia, two in Mexico, one in Brazil, and one in Indonesia. Loss before taxes was $13.7 million for the first quarter of 2011 compared to $9.4 million for the first quarter of 2010. This decrease of $4.3 million was primarily attributable to lower project activity and higher non-recovered vessel costs. During the first quarter of 2011, the Global 1200 was placed in service with no project activity and the Hercules and Chickasaw were in dry-dock. In addition, we recorded total additional losses of $5.1 million on the L59 project in Mexico and the DPE project in UAE due to increased costs. These losses were more than offset by the $5.2 million improvement on the L58 project in Mexico and the settlement of a disputed liability of $2.6 million related to costs on past projects. In addition, we recorded a $9.3 million gain on the sale of the Cherokee. The first quarter of 2010 was positively affected by the favorable settlement of change orders of $3.7 million on the Berri and Qatif project in Saudi Arabia.
Other Offshore Services
Revenues were $15.8 million for the first quarter of 2011 compared to $31.7 million for the first quarter of 2010. The decrease of $15.9 million was primarily due to lower project activity and decreased utilization of all vessels, except the Pioneer. The Pioneer was in dry-dock in the first quarter of 2010. Loss before taxes was $9.6 million for the first quarter of 2011 compared to $6.7 million for the first quarter of 2010. In the first quarter of 2011, project margins were higher and we settled a disputed liability of $0.3 million related to costs on past projects; however, higher non-recovered vessel costs due to decreased vessel utilization attributable to lower project activity more than offset the higher margins and cost recovery.
Vessel Utilization
The following table summarizes the worldwide utilization of our major construction vessels and multi-service vessels for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31
	2011	2010
Major construction vessels	12.2%	16.7%
Multi-service vessels	39.3	56.3
Combined utilization	22.7	28.9
Utilization is calculated by dividing the total number of days vessels are assigned to project-related work by the total number of calendar days that the vessels were in service for the period. DSVs, cargo/launch barges, ancillary supply vessels and short-term chartered project-specific construction vessels are excluded from the utilization calculation. We frequently use chartered anchor handling tugs, DSVs, and, from time to time, construction vessels in our operations. In our international operations, changes in utilization rarely impact revenues but can have an inverse relationship to changes in profitability.
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
During 2011, our focus will include successful execution of our projects, successful integration of the Global 1200 and 1201 into our fleet, building additional backlog, retaining and/or hiring key personnel, and cash conservation. We continue to pursue new work; however, we have not yet been successful in obtaining new project awards sufficient for the size of our existing operations. To the extent that we are not successful in building sufficient backlog, further cost cutting and cash conservation measures could be required, including closing offices, stacking idle vessels, asset sales and reducing our work force further.
As of March 31, 2011, our backlog totaled approximately $248.4 million ($239.5 million for construction and installation projects and $8.9 million for other offshore service projects) compared to $110.4 million ($83.9 million for construction and installation projects and $26.5 million for other offshore service projects) as of March 31, 2010. The total backlog as of March 31, 2011, is scheduled to be performed in 2011. The amount of our backlog in North America is not a reliable indicator of the level of demand for our services due to the prevalence of short-term contractual arrangements in this region.
Liquidity and Capital Resources
Cash Flow
Cash and cash equivalents as of March 31, 2011, were $244.7 million compared to $349.6 million as of December 31, 2010, a decrease of $104.9 million. The primary uses of cash in the first quarter of 2011 have been for funding operating activities, capital projects, purchase of marketable securities, and increases in restricted cash requirements.
Operating activities used $36.8 million of net cash during the first quarter of 2011, compared to providing $14.6 million of net cash during the first quarter of 2010. This increase in net cash used in operating activities reflects a net loss from operations and an increase in the major working capital components. Changes in operating assets and liabilities were a negative $7.7 million during the first quarter of 2011, compared to a positive $21.0 million during the first quarter of 2010.
Investing activities used $66.5 million of net cash during the first quarter of 2011, compared to a use of $24.4 million of net cash during the first quarter of 2010. During the first quarter of 2011, we used $20.9 million to purchase property and equipment, $22.0 million to purchase marketable securities and $23.6 million to meet cash collateralization requirements related to our Revolving Credit Facility as discussed below. During the first quarter of 2010, we used $32.3 million to purchase property and equipment, which was partially offset by cash provided from the sale of marketable securities of $10.7 million.
Financing activities used $2.9 million of net cash during the first quarter of 2011, compared to using $28.5 million of net cash during the first quarter of 2010. During the first quarter of 2011, we used $2.0 million to pay down long term debt. During the first quarter of 2010, we used $26.0 million to pay long-term payables related to the purchase of property and equipment.

Contractual Obligations
The information below summarizes the contractual obligations as of March 31, 2011 for the Global 1200 and 1201, which represent contractual agreements with third party service providers to procure material, equipment and services for the construction and/or operation of these vessels. The actual timing of a significant portion of these expenditures will vary based on the completion of various construction milestones, which are generally beyond our control.

(In thousands)
Less than 1 year	$65,688
1 to 3 years	1,642

Total	$67,330

Liquidity Risk
Our Revolving Credit Facility provides a borrowing capacity of up to $150.0 million. As of March 31, 2011, we had no borrowings against the facility and $23.9 million of letters of credit outstanding thereunder. Due to the sale of vessels mortgaged under the Revolving Credit Facility, the effective maximum borrowing capacity under the Revolving Credit Facility at March 31, 2011 was $134.1 million, with credit availability of $110.2 million. We do have the option of increasing the capacity under this facility to $250.0 million by mortgaging one or more of our vessels that are not currently in the collateralized vessel pool.
On February 24, 2011, we amended our Revolving Credit Facility. The amendment allows us, at our option, to choose to cash collateralize our letter of credit exposure when covenant compliance, as defined in the Revolving Credit Facility, is not possible and thereby achieve compliance. During periods of cash collateralization, no borrowings, letters of credit, or bank guarantees unsecured by cash are permitted. Our current financial projections indicated that we were not expected to meet the financial covenants of the Revolving Credit Facility as of March 31, 2011. Consequently, we have cash collateralized our outstanding letters of credit in order to achieve compliance and are currently unable to borrow under the Revolving Credit Facility.
Liquidity Outlook
Our liquidity position could affect our ability to bid on and accept projects, particularly where the project requires a letter of credit, which could have a material adverse effect on our future results. Further, a significant amount of our expected operating cash flows is based upon projects which have been identified, but not yet awarded. If we are not successful in converting a sufficient number of our bids into project awards, we may have insufficient liquidity to meet all working capital needs and may have to postpone or cancel capital expenditures and/or take other actions to reduce expenses, including closing offices, stacking idle vessels, selling assets, and further reducing our workforce. Moreover, our current financial projections indicate that we will continue to be required to cash collateralize our letters of credit exposure to comply with the terms of our Revolving Credit Facility. However, throughout 2011, we expect that balances of cash and cash equivalents, supplemented by cash generated from operations, will be sufficient to fund operations (including increases in working capital required to fund any increases in activity levels), scheduled debt retirement, and currently planned capital expenditures, including any requirement to cash collateralize letters of credit.
Capital expenditures for the remainder of 2011 are expected to be between $140 million and $150 million. This range includes expenditures for the Global 1201, including capitalized interest related thereto, two new saturation diving systems, and various vessel upgrades. In addition, we will continue to evaluate the divesture of assets and vessel acquisitions as we deem appropriate.
Our long-term liquidity will ultimately be determined by our ability to earn operating profits which are sufficient to cover our fixed costs, including scheduled principal and interest payments on debt. Our ability to earn operating profits in the long run will be determined by, among other things, the sustained viability of the oil and gas energy industry, commodity price expectations for crude oil and natural gas, the competitive environment of the markets in which we operate, and our ability to win bids and manage awarded projects to successful completion.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Due to the international nature of our business operations and the interest rate fluctuation, we are exposed to certain risks associated with changes in foreign currency exchange rates and interest rates.
Interest Rate Risk
We are exposed to changes in interest rates with respect to our investments in cash equivalents and marketable securities. Our investments consist primarily of corporate and municipal bonds, commercial paper, bank certificates of deposit, money market funds, and fixed deposits. These investments are subject to changes in short-term interest rates. We invest in high grade investments with a credit rating of AA-/Aa3 or better, with a main objective of preserving capital. A 0.25% increase or decrease in the average interest rate of our cash equivalents and marketable securities at March 31, 2011 would have an approximate $0.7 million impact on our pre-tax annualized interest income.
Foreign Currency Risk
As of March 31, 2011, our contractual obligations under a long-term vessel charter will require the use of approximately 90.3 million Norwegian kroners (or $16.1 million as of March 31, 2011) over the next fifteen months. We have hedged 15.9 million of our non-cancelable Norwegian kroner commitments related to this charter, and consequently, gains and losses from forward foreign currency contracts will be substantially offset by gains and losses from the underlying commitment. A 1% increase in the value of the Norwegian kroner at March 31, 2011 will increase the dollar value of the remaining 74.4 million unhedged commitments by approximately $0.1 million.
As of March 31, 2011, we were committed to purchase certain equipment which will require the use of 1.2 million Euros (or $1.7 million as of March 31, 2011) over the next year. A 1% increase in the value of the Euro at March 31, 2011 would have a negligible impact on the dollar value of these commitments.
The estimated cost to complete capital expenditure projects in progress at March 31, 2011 will require an aggregate commitment of 24.0 million Singapore dollars (or $19.0 million as of March 31, 2011). We have entered into forward contracts to purchase 7.5 million Singapore dollars to hedge certain purchase commitments related to the construction of the Global 1201. A 1% increase in the value of the Singapore dollar at March 31, 2011 will increase the dollar value of the remaining 16.5 million unhedged commitments by approximately $0.1 million.

Item 4.	Controls and Procedures.
As of the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures. These disclosure controls and procedures are designed to provide us with a reasonable assurance that all of the information required to be disclosed by us in periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed and maintained to ensure that all of the information required to be disclosed by us in reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow those persons to make timely decisions regarding required disclosure.
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
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition, or future results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table contains our purchases of equity securities during the first quarter of 2011.

			Total Number
			of Shares
			Purchased as
			Part of Publicly
	Total Number	Average	Announced
	of Shares	Price Paid	Plans or
Period	Purchased(1)	per Share	Programs
January 1, 2011 — January 31, 2011	6,644	$6.95	—
February 1, 2011 — February 28, 2011	91,487	8.12	—
March 1, 2011 — March 31, 2011	5,290	8.77	—

Total	103,421	$8.08	—

(1)	Represents the surrender of shares of common stock to satisfy payments for withholding taxes in connection with stock grants or the vesting of restricted stock issued to employees under shareholder approved equity incentive plans.

Item 6.	Exhibits.

	3.1 -	Amended and Restated Articles of Incorporation of registrant, incorporated by reference to Appendix A of registrant’s Definitive Schedule 14A filed April 7, 2010.

	3.2 -	Bylaws of registrant, as amended through October 31, 2007, incorporated by reference to Exhibit 3.2 to the registrant’s Form 10-K filed March 2, 2009.

*†	10.1 -	Amendment No. 2 to Retirement Agreement between Global Industries, Ltd. and William J. Doré, effective as of February 23, 2011.

†	10.2 -	Agreement between Global Industries, Ltd. and James J. Doré, effective as of March 14, 2011, incorporated by reference to Exhibit 10.1 of the registrant’s Form 8-K filed March 17, 2011.

*†	10.3 -	Form of Executive Long-Term Incentive Performance Unit Agreement (TSR Based)

*	31.1 -	Section 302 Certification of CEO, John B. Reed

*	31.2 -	Section 302 Certification of CFO, C. Andrew Smith

**	32.1 -	Section 906 Certification of CEO, John B. Reed

**	32.2 -	Section 906 Certification of CFO, C. Andrew Smith

**	101.INS -	XBRL Instance Document

**	101.SCH -	XBRL Taxonomy Extension Schema Document

**	101.CAL -	XBRL Taxonomy Extension Calculation Linkbase Document

**	101.LAB -	XBRL Taxonomy Extension Label Linkbase Document

**	101.PRE -	XBRL Taxonomy Extension Presentation Linkbase Document

**	101.DEF -	XBRL Taxonomy Extension Definition Linkbase Document

*	Included with this filing

**	Furnished herewith

†	Indicates management contract or compensatory plan or arrangement filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

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

May 5, 2011