Form 10-Q
period 2011-06-30
GLOBAL INDUSTRIES LTD
filed 2011-08-05
CIK 895663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
YES ☐     NO ☑
The number of shares of the registrant’s common stock outstanding as of August 2, 2011, was 115,953,817.

Global Industries, Ltd.

		Page
PART I —	FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets (Unaudited)	4
	Condensed Consolidated Statements of Operations (Unaudited)	5
	Condensed Consolidated Statements of Equity (Unaudited)	6
	Condensed Consolidated Statements of Cash Flows (Unaudited)	7
	Notes to Condensed Consolidated Financial Statements (Unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	33

PART II —	OTHER INFORMATION
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 6.	Exhibits	35
	Signature	36
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

GLOBAL INDUSTRIES, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30	December 31
	2011	2010
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$186,675	$349,609
Restricted cash	27,952	4,297
Marketable securities	22,763	—
Accounts receivable — net of allowance of $1,048 for 2011 and $2,767 for 2010	62,529	40,693
Unbilled work on uncompleted contracts	86,119	56,152
Contract costs incurred not yet recognized	14,959	15,052
Deferred income taxes	3,130	4,610
Assets held for sale	1,510	16,719
Prepaid expenses and other	27,950	34,099

Total current assets	433,587	521,231

Property and Equipment, net	822,929	784,719

Other Assets
Marketable securities — long-term	7,173	—
Accounts receivable — long-term	8,687	8,679
Deferred charges, net	22,761	20,429
Other	10,752	8,683

Total other assets	49,373	37,791

Total	$1,305,889	$1,343,741

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long term debt	$3,960	$3,960
Accounts payable	142,750	109,394
Employee-related liabilities	19,263	17,935
Income taxes payable	20,823	26,618
Accrued anticipated contract losses	292	5,782
Other accrued liabilities	21,456	31,721

Total current liabilities	208,544	195,410

Long-Term Debt	302,180	299,405
Deferred Income Taxes	52,517	49,995
Other Liabilities	21,322	18,242

Commitments and Contingencies	—	—

Shareholders’ Equity
Common stock, $0.01 par value, 250,000 shares authorized, and 115,950 and 115,504 shares issued at June 30, 2011 and December 31, 2010, respectively	1,160	1,155
Additional paid-in capital	415,983	414,895
Retained earnings	311,650	372,768
Accumulated other comprehensive loss	(8,822)	(8,770)

Shareholders’ equity — Global Industries, Ltd.	719,971	780,048
Noncontrolling interest	1,355	641

Total equity	721,326	780,689

Total	$1,305,889	$1,343,741

See Notes to Condensed Consolidated Financial Statements.

GLOBAL INDUSTRIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010

Revenues	$132,904	$121,768	$202,921	$228,579
Cost of operations	140,214	114,585	231,036	225,645

Gross profit (loss)	(7,310)	7,183	(28,115)	2,934
Loss (gain) on asset disposals and impairments	2,254	10,214	(7,025)	10,788
Selling, general and administrative expenses	16,893	17,395	33,833	34,939

Operating income (loss)	(26,457)	(20,426)	(54,923)	(42,793)
Interest income	734	492	1,209	733
Interest expense	(2,448)	(1,756)	(4,983)	(4,659)
Other income (expense), net	223	(579)	1,029	(1,006)

Income (loss) before taxes	(27,948)	(22,269)	(57,668)	(47,725)
Income tax expense (benefit)	(1,102)	(23,675)	2,736	(27,773)

Net income (loss)	(26,846)	1,406	(60,404)	(19,952)
Less: Net income attributable to noncontrolling interest	346	—	714	—

Net income (loss) attributable to Global Industries, Ltd.	$(27,192)	$1,406	$(61,118)	$(19,952)

Earnings (Loss) Per Common Share
Basic	$(0.24)	$0.01	$(0.54)	$(0.18)
Diluted	$(0.24)	$0.01	$(0.54)	$(0.18)

Weighted Average Common Shares Outstanding
Basic	114,289	113,831	114,230	113,595
Diluted	114,289	114,126	114,230	113,595
See Notes to Condensed Consolidated Financial Statements.

GLOBAL INDUSTRIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

					Accumulated
			Additional		Other		Shareholders’	Non-
	Common Stock		Paid-In	Treasury	Comprehensive	Retained	Equity-Global	controlling
	Shares	Amount	Capital	Stock	Loss	Earnings	Industries, Ltd.	Interest	Total Equity
Balance at Dec. 31, 2010	115,503,971	$1,155	$414,895	$—	$(8,770)	$372,768	$780,048	$641	$780,689
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	(61,118)	(61,118)	714	(60,404)
Unrealized loss on derivatives	—	—	—	—	(61)	—	(61)	—	(61)
Unrealized gain on marketable securities	—	—	—	—	9	—	9	—	9

Total comprehensive income (loss), net of tax	—	—	—	—	(52)	(61,118)	(61,170)	714	(60,456)

Amortization of unearned stock compensation	—	—	1,457	—	—	—	1,457	—	1,457
Restricted stock issues, net	437,353	5	140	—	—	—	145	—	145
Exercise of stock options	8,500	—	39	—	—	—	39	—	39
Tax effect of exercise of stock options	—	—	(548)	—	—	—	(548)	—	(548)

Balance at June 30, 2011	115,949,824	$1,160	$415,983	$—	$(8,822)	$311,650	$719,971	$1,355	$721,326

					Accumulated
			Additional		Other		Shareholders’	Non-
	Common Stock		Paid-In	Treasury	Comprehensive	Retained	Equity-Global	controlling
	Shares	Amount	Capital	Stock	Loss	Earnings	Industries, Ltd.	Interest	Total Equity
Balance at Dec. 31, 2009	119,988,742	$1,200	$513,353	$(105,038)	$(8,446)	$468,430	$869,499	$—	$869,499
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	(19,952)	(19,952)	—	(19,952)
Unrealized loss on derivatives	—	—	—	—	(919)	—	(919)	—	(919)
Reclassification of unrealized loss on auction rate securities	—	—	—	—	83	—	83	—	83

Total comprehensive income (loss), net of tax	—	—	—	—	(836)	(19,952)	(20,788)	—	(20,788)

Amortization of unearned stock compensation	—	—	1,856	—	—	—	1,856	—	1,856
Restricted stock issues, net	1,252,211	12	3,032	—	—	—	3,044	—	3,044
Exercise of stock options	2,400	—	10	—	—	—	10	—	10
Tax effect of exercise of stock options	—	—	(296)	—	—	—	(296)	—	(296)
Retirement of treasury stock	(6,130,195)	(61)	(104,977)	105,038	—	—	—	—	—

Balance at June 30, 2010	115,113,158	$1,151	$412,978	$—	$(9,282)	$448,478	$853,325	$—	$853,325

See Notes to Condensed Consolidated Financial Statements.

GLOBAL INDUSTRIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30
	2011	2010

Cash Flows From Operating Activities
Net income (loss)	$(60,404)	$(19,952)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and non-stock-based amortization	20,338	22,471
Stock-based compensation expense	2,546	5,483
Provision for/(Recovery of) doubtful accounts	(97)	1,212
Gain on sale or disposal of property and equipment	(12,492)	(146)
Derivative (gain) loss	369	834
Loss on asset impairments	5,468	10,934
Deferred income taxes	2,921	(22,728)
Other	10	561
Changes in operating assets and liabilities
Accounts receivable, unbilled work, and contract costs	(48,023)	78,744
Prepaid expenses and other	3,596	(25,128)
Accounts payable, employee-related liabilities, and other accrued liabilities	24,019	(47,590)
Deferred dry-docking costs incurred	(7,698)	(2,186)

Net cash provided by (used in) operating activities	(69,447)	2,509

Cash Flows From Investing Activities
Proceeds from the sale of assets	2,142	919
Advance deposits on asset sales	—	13,750
Additions to property and equipment	(40,536)	(104,851)
Sale of marketable securities	—	40,664
Purchase of marketable securities	(29,936)	—
Decrease in (additions to) restricted cash	(23,655)	(4,131)

Net cash provided by (used in) investing activities	(91,985)	(53,649)

Cash Flows From Financing Activities
Repayment of long-term debt	(1,980)	(1,980)
Payments on long-term payables for property and equipment acquisitions	—	(26,031)
Proceeds from sale of common stock, net	39	10
Repurchase of common stock	(974)	(607)
Additions to deferred charges	(149)	(563)

Net cash provided by (used in) financing activities	(3,064)	(29,171)

Effect of exchange rate changes on cash	1,562	183

Cash and cash equivalents
Increase (decrease)	(162,934)	(80,128)
Beginning of period	349,609	344,855

End of period	$186,675	$264,727

Supplemental Disclosures
Interest paid, net of amounts capitalized	$6,784	$3,153
Income tax payments (refunds), net	$(5,735)	$3,562
Property and equipment additions included in accounts payable	$43,702	$27,252
See Notes to Condensed Consolidated Financial Statements.

GLOBAL INDUSTRIES, LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. General
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Global Industries, Ltd. and its subsidiaries (“Company,” “we,” “us,” or “our”).
In the opinion of our management, all adjustments (such adjustments consisting of a normal and recurring nature) necessary for a fair presentation of the operating results for the interim periods presented have been included in the unaudited Condensed Consolidated Financial Statements. Operating results for the period ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These financial statements should be read in conjunction with our audited Consolidated Financial Statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.
All “$” represent U.S. Dollars.
Recent Accounting Pronouncements
ASU No. 2010-06. In January 2010, the FASB issued ASU No. 2010-06 which amends ASC Topic 820, Fair Value Measurement, to add new disclosure requirements about recurring and nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This guidance was effective for reporting periods beginning after December 15, 2009, except for the Level 3 reconciliation disclosures which were effective for reporting periods beginning after December 15, 2010. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.
ASU No. 2011-04. In May 2011, the FASB issued ASU No. 2011-04 which amends ASC Topic 820, Fair Value Measurement, to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards (“IFRS”). This guidance is largely consistent with existing fair value measurement principles in GAAP; however, it expands current disclosure requirements for fair value measurements and amends the application of certain fair value measurements. This guidance is effective for reporting periods beginning on or after December 15, 2011. We do not expect the adoption of this guidance to have a material impact on our condensed consolidated financial statements.
ASU No. 2011-05. In June 2011, the FASB issued ASU No. 2011-05 which amends ASC Topic 220, Comprehensive Income, to improve the comparability of comprehensive income presentation in financial statements prepared in accordance with GAAP and IFRS. This guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. This guidance is effective for reporting periods beginning after December 15, 2011. We do not expect the adoption of this guidance to have a material impact on our condensed consolidated financial statements.
2. Restricted Cash
At June 30, 2011, we had restricted cash of $28.0 million. Of this amount, $24.7 million represents the cash collateral for the $24.1 million outstanding letters of credit and bank guarantees related to the February 2011 amendment of our Third Amended and Restated Credit Agreement, as amended (“Revolving Credit Facility”). We expect the period of restriction on this cash will not exceed twelve months based upon our operating and cash flow projections. This restricted cash is therefore classified as a current asset on the accompanying Condensed Consolidated Balance Sheets. In addition, at June 30, 2011, we had $3.3 million of restricted cash for excess project funds denominated in Indian rupees in the Asia Pacific region and held at the Royal Bank of Scotland and Standard Chartered Bank. These funds can only be repatriated after the project accounts are audited and tax clearance obtained. We expect the period of restriction on this cash will not exceed twelve months and is therefore classified as a current asset on the Condensed Consolidated Balance Sheets.

3. Marketable Securities
The following table is a summary of our marketable securities as of June 30, 2011:

	Amortized	Gross Unrealized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
		(In thousands)

Municipal bonds	$7,780	$4	$—	$7,784
Corporate bonds	7,266	—	(1)	7,265
US Government bonds	1,902	—	—	1,902
Commercial paper	12,974	11	—	12,985

Total	$29,922	$15	$(1)	$29,936

Our investment in marketable securities is included in the following accounts on the Condensed Consolidated Balance Sheets:

	June 30	December 31
	2011	2010
	(In thousands)
Marketable securities	$22,763	$—
Marketable securities — long term	7,173	—

Total	$29,936	$—

Our investments in marketable securities are classified as available-for-sale and are carried at fair value with any unrealized gains and losses recorded in Other comprehensive income. All unrealized gains and losses as of June 30, 2011 are temporary. As of June 30, 2011, the contractual maturities of our marketable securities range from August 2011 to August 2012.
4. Derivatives
We provide services in a number of countries throughout the world and, as a result, are exposed to changes in foreign currency exchange rates. Costs in some countries are incurred, in part, in currencies other than the applicable functional currency. We selectively use forward foreign currency contracts to manage our foreign currency exposure. Our outstanding forward foreign currency contracts at June 30, 2011 are used to hedge (i) cash flows for long-term charter payments on a multi-service vessel denominated in Norwegian kroners, (ii) certain purchase commitments related to the construction of the Global 1201 in Singapore dollars, and (iii) a portion of the operating costs in the Asia Pacific region that are denominated in Singapore dollars.
The Norwegian kroner forward contracts have maturities extending until June 2012 and are accounted for as cash flow hedges with the effective portion of unrealized gains and losses recorded in Accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For the three and six months ended June 30, 2011, there was no ineffective portion of the hedging relationship for these forward contracts. As of June 30, 2011, there were $0.1 million in unrealized gains, net of taxes, in Accumulated other comprehensive income (loss) of which approximately $0.1 million is expected to be realized in earnings during the twelve months following June 30, 2011. As of June 30, 2011 and December 31, 2010, these contracts are included in Prepaid expenses and other on the Condensed Consolidated Balance Sheets, valued at $0.2 million and $0.3 million, respectively. For the three and six months ended June 30, 2011, we recorded $0.5 million and $0.7 million, respectively, in gains related to these contracts which are included in Cost of operations on the Condensed Consolidated Statement of Operations. For the three and six months ended June 30, 2010, we recorded $0.1 million and $0.2 million, respectively, in gains which are included in Cost of operations on the Condensed Consolidated Statement of Operations.
In 2010 and 2011, we entered into forward contracts to purchase Singapore dollars to hedge certain purchase commitments related to the construction of the Global 1200 and 1201 in Singapore dollars. In the first quarter of 2011, we entered into additional forward contracts to purchase 5.0 million Singapore dollars to hedge a portion of our operating expenses in the Asia Pacific region. We have not elected hedge treatment for these contracts. Consequently, changes in the fair value of these instruments are recorded in Other income (expense), net on the Condensed Consolidated Statement of Operations. For the three and six months ended June 30, 2011, we recorded losses of $0.5 million and $0.4 million, respectively, related to these contracts. For the three and six months ended June 30, 2010, we recorded $0.1 million in gains and $0.7 million in losses, respectively, related to these contracts. As of June 30, 2011 and December 31, 2010, these contracts are included in Prepaid expenses and other on the Condensed Consolidated Balance Sheets, valued at $0.1 million and $0.5 million, respectively.
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
Our financial instruments include cash and short-term investments, investments in marketable securities, accounts receivable, accounts payable, debt, and forward foreign currency contracts. Except as described below, the estimated fair value of such financial instruments at June 30, 2011 and December 31, 2010 approximates their carrying value as reflected in our Condensed Consolidated Balance Sheets.
Our debt consists of our United States Government Ship Financing Title XI bonds and our Senior Convertible Debentures due 2027 (the “Senior Convertible Debentures”). The fair value of the bonds, based on current market conditions and net present value calculations, as of June 30, 2011 and December 31, 2010, was approximately $69.8 million and $71.5 million, respectively. The fair value of the Senior Convertible Debentures, based on quoted market prices, as of June 30, 2011 and December 31, 2010 was $243.8 million and $232.5 million, respectively.
Assets measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations.
Fair Value Measurements at June 30, 2011
(In thousands)

Description	Total	Level 1	Level 2	Level 3
Cash equivalents	$123,558	$123,558	$—	$—
Marketable securities	29,936	29,936	—	—
Derivative contracts	341	—	341	—

Total	$153,835	$153,494	$341	$—

Fair Value Measurements at December 31, 2010
(In thousands)

Description	Total	Level 1	Level 2	Level 3
Cash equivalents	$179,887	$179,887	$—	$—
Derivative contracts	804	—	804	—

Total	$180,691	$179,887	$804	$—

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
The following table presents a reconciliation of activity for such securities:
Changes in Level 3 Financial Instruments
(In thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Balance at beginning of period	$—	$30,750	$—	$41,847
Sales	—	(30,000)	—	(40,664)
Total gains or (losses):
Realized losses included in other income (expense), net	—	—	—	(561)
Changes in net unrealized gain (losses) included in other comprehensive income	—	—	—	128

Balance at end of period	$—	$750	$—	$750

In the second quarter of 2011, we re-measured the fair value of all assets currently held for sale, including the Hercules reel, the Subtec 1, and other equipment. In determining the fair value of these assets, we used a valuation model that relies on Level 3 inputs including market data of recent sales of similar assets, our prior experience in the sale of similar assets, and the price of third party offers for the assets. The carrying amount of these assets of $7.3 million was written down to their fair value of $1.8 million resulting in an impairment of $5.5 million, which was included in earnings for the second quarter of 2011. (See Note 7 for additional information regarding the impairment of these assets.)
6. Receivables
Our receivables are presented in the following balance sheet accounts: (1) Accounts receivable, (2) Accounts receivable — long term, (3) Unbilled work on uncompleted contracts, and (4) Contract costs incurred not yet recognized. Accounts receivable are stated at net realizable value, and the allowances for uncollectible accounts were $1.0 million and $2.8 million at June 30, 2011 and December 31, 2010, respectively. Accounts receivable at June 30, 2011 and December 31, 2010 included $0.6 million and $0.6 million, respectively, of retainage, which represents the short-term portion of amounts not immediately collectible due to contractually specified requirements. Accounts receivable — long term at June 30, 2011 and December 31, 2010 represented amounts related to retainage that were not expected to be collected within the next twelve months.
Receivables also included claims and unapproved change orders of $14.3 million at June 30, 2011 and $16.7 million at December 31, 2010. These claims and change orders are amounts due for extra work and/or changes in the scope of work on certain projects.

The costs and estimated earnings on uncompleted contracts are presented in the following table:

	June 30	December 31
	2011	2010
	(In thousands)
Costs incurred and recognized on uncompleted contracts	$353,741	$309,725
Estimated earnings	10,827	38,871

Costs and estimated earnings on uncompleted contracts	364,568	348,596
Less: Billings to date	(294,322)	(299,932)

	70,246	48,664
Plus: Accrued revenue(1)	15,873	7,488
Less: Advance billing on uncompleted contracts	(6,047)	(221)

	$80,072	$55,931

Included in accompanying balance sheets under the following captions:
Unbilled work on uncompleted contracts	$86,119	$56,152
Other accrued liabilities	(6,047)	(221)

	$80,072	$55,931

(1)	Accrued revenue represents unbilled accounts receivable related to work performed on projects for which the percentage of completion method is not applicable.
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
Net Gains and (Losses) on Asset Disposal consisted of the following:

	Three Months Ended		Six Months Ended
	June 30		June 30
Segment	2011	2010	2011	2010
		(In thousands)
Construction and Installation	$3,561	$(9)	$12,852 (1)	$129
Other Offshore Services	(236)	17	(248)	17
Corporate	(112)	—	(112)	—

	$3,213	$8	$12,492	$146

(1)	Proceeds from the sale of a derrick lay barge (“DLB”) were received in 2010 and formal transfer of title occurred in 2011.

Losses on Asset Impairments consisted of the following:

		Three Months Ended		Six Months Ended
		June 30		June 30
Segment	Description of Asset	2011	2010	2011	2010
			(In thousands)
Construction and Installation	One OSV and other equipment in 2011 & 2010	$5,467	$9,127	$5,467	$9,127
Other Offshore Services	Two DSVs and other equipment	—	1,095	—	1,807

		$5,467	$10,222	$5,467	$10,934

Assets Held for Sale consisted of the following:

		June 30		December 31
Segment	Description of Asset	2011	Description of Asset	2010
		(In thousands)		(In thousands)
Construction and Installation	One OSV and other equipment	$1,510	One DLB, one OSV and other equipment	$14,469
Corporate	None	—	Airplane	2,250

		$1,510		$16,719

In accordance with accounting guidance, long-lived assets held for sale are carried at the lower of the asset’s carrying value or net realizable value and depreciation ceases.
8. Property and Equipment
The components of property and equipment, at cost, and the related accumulated depreciation are as follows:

	June 30	December 31
	2011	2010
	(In thousands)
Land	$6,322	$6,322
Facilities and equipment	237,623	153,695
Marine vessels	479,414	285,113
Construction in progress	304,308	531,765

Total property and equipment	1,027,667	976,895
Less: Accumulated depreciation	(204,738)	(192,176)

Property and equipment, net	$822,929	$784,719

Expenditures for property and equipment and items that substantially increase the useful lives of existing assets are capitalized at cost and depreciated. Routine expenditures for repairs and maintenance are expensed as incurred. We capitalized $4.0 million and $4.5 million of interest costs for the three months ended June 30, 2011 and 2010, respectively. We capitalized $8.4 million and $8.9 million of interest costs for the six months ended June 30, 2011 and 2010, respectively. Except for major construction vessels that are depreciated on the units-of-production (“UOP”) method over estimated vessel operating days, depreciation is provided utilizing the straight-line method over the estimated useful lives of the assets. The UOP method is based on vessel utilization days and more closely correlates depreciation expense to vessel revenue. In addition, the UOP method provides for a minimum depreciation floor in periods with nominal vessel use. In general, if we applied only a straight-line depreciation method instead of the UOP method, less depreciation expense would be recorded in periods of high utilization and revenues, and more depreciation expense would be recorded in periods of low vessel utilization and revenues.

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
The table below presents dry-docking costs incurred and amortization for all periods presented:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Net book value at beginning of period	$15,675	$38,487	$13,609	$41,825
Additions for the period	3,315	—	7,698	2,186
Reclassifications to assets held for sale	—	(399)	—	(1,688)
Amortization expense for the period	(2,224)	(3,965)	(4,541)	(8,200)

Net book value at end of period	$16,766	$34,123	$16,766	$34,123

The book value of our deferred dry-docking costs as of June 30, 2011 and December 31, 2010 are included in Deferred charges, net on the Condensed Consolidated Balance Sheets.
10. Long-Term Debt
The components of long-term debt are as follows:

	June 30	December 31
	2011	2010
	(In thousands)
Senior Convertible Debentures due 2027, 2.75%
Principal amount of debt component	$325,000	$325,000
Less: Unamortized debt discount	(74,300)	(79,055)

Carrying amount of debt component	250,700	245,945
Title XI Bonds due 2025, 7.71%	55,440	57,420

Total long-term debt	306,140	303,365
Less: Current maturities	3,960	3,960

Long-term debt less current maturities	$302,180	$299,405

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
The Senior Convertible Debentures are convertible into cash, and if applicable, into shares of our common stock, or under certain circumstances and at our election, solely into our common stock, based on a conversion rate of 28.1821 shares per $1,000 principal amount of Senior Convertible Debentures, which represents an initial conversion price of $35.48 per share. As of June 30, 2011 and December 31, 2010, the Senior Convertible Debentures’ if-converted value does not exceed the Senior Convertible Debentures’ principal of $325 million.

The equity component of our Senior Convertible Debentures is comprised of the following:

	June 30	December 31
	2011	2010
	(In thousands)
Debt discount on issuance	$107,261	$107,261
Less: Issuance costs	2,249	2,249
Deferred income tax	36,772	36,772

Carrying amount of equity component	$68,240	$68,240

The interest expense for our Senior Convertible Debentures is comprised of the following:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Contractual interest coupon, 2.75%	$2,234	$2,234	$4,468	$4,468
Amortization of debt discount	2,391	2,222	4,754	4,417

Total Debentures interest expense	$4,625	$4,456	$9,222	$8,885

Effective interest rate	7.5%	7.5%	7.5%	7.5%
Revolving Credit Facility
Our Revolving Credit Facility, which matures on October 18, 2012, provides a borrowing capacity of up to $150.0 million. As of June 30, 2011, we had no borrowings against the facility and $24.1 million of letters of credit outstanding thereunder. Due to the sale of vessels mortgaged under the Revolving Credit Facility, our effective maximum borrowing capacity was $134.1 million as of June 30, 2011, with credit availability of $110.0 million.
On February 24, 2011, we amended our Revolving Credit Facility. The amendment allows us, at our option, to choose to cash collateralize our letter of credit exposure when covenant compliance, as defined in the Revolving Credit Facility, is not possible and thereby achieve compliance. During periods of cash collateralization, no borrowings, letters of credit, or bank guarantees unsecured by cash are permitted. Our current financial projections indicated that we were not expected to meet the financial covenants of the Revolving Credit Facility as of June 30, 2011. Consequently, we have cash collateralized our outstanding letters of credit in order to achieve compliance and are currently unable to borrow under the Revolving Credit Facility.
Our Revolving Credit Facility has a customary cross default provision triggered by a default of any of our other indebtedness, the aggregate principal amount of which is in excess of $5 million.
We also have a $6.0 million short-term credit facility at one of our foreign locations. At June 30, 2011, we had $1.6 million of letters of credit outstanding and $4.4 million of credit availability under this particular credit facility.
11. Commitments and Contingencies
Commitments
Construction and Purchases in Progress — The estimated cost to complete capital expenditure projects in progress at June 30, 2011 was approximately $96.7 million, of which $54.8 million is obligated through contractual commitments. The total estimated cost primarily represents expenditures for construction of the Global 1201, our second new generation derrick/pipelay vessel. This amount includes aggregate commitments of 20.9 million Singapore dollars (or $16.9 million as of June 30, 2011) and 1.3 million Euros (or $1.9 million as of June 30, 2011). We have entered into forward contracts to purchase 7.5 million Singapore dollars to hedge certain of these purchase commitments. (See Note 4 for additional information related to our forward foreign currency contracts.)
Off Balance Sheet Arrangements — In the normal course of our business activities, and pursuant to agreements or upon obtaining such agreements to perform construction services, we provide guarantees, performance, bid, and payment bonds, and letters of credit to customers, vendors, and other parties. At June 30, 2011, the aggregate amount of these outstanding bonds was $28.5 million, which are scheduled to expire between July 2011 and July 2012, and the aggregate amount of these outstanding letters of credit was $24.1 million, which are due to expire between July 2011 and March 2014.
Contingencies
During the fourth quarter of 2007, we received a payroll tax assessment for the years 2005 through 2007 from the Nigerian Revenue Department valued at $18.0 million based on the exchange rate of the Nigerian naira as of June 30, 2011. The assessment alleges that certain expatriate employees, working on projects in Nigeria, were subject to personal income taxes, which were not paid to the government. We filed a formal objection to the assessment on November 12, 2007. We do not believe these employees are subject to the personal income tax assessed; however, based on past practices of the Nigerian Revenue Department, we believe this matter will ultimately have to be resolved by litigation. We do not expect the ultimate resolution to have a material adverse effect on our future financial position, operating results, or cash flows.
During 2008, we received an additional assessment from the Nigerian Revenue Department valued at $36.9 million based on the exchange rate for the Nigerian naira as of June 30, 2011 for tax withholding related to third party service providers. The assessment alleges that taxes were not withheld from third party service providers for the years 2002 through 2006 and remitted to the Nigerian government. We have filed an objection to the assessment. We do not expect the ultimate resolution to have a material adverse effect on our future financial position, operating results, or cash flows.
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
During the first quarter of 2011, we also received tax demands for tax withholding on foreign vendors from the Indian Revenue Department in the aggregate amount of $4.4 million (net of taxes paid) related to tax years 2007 through 2009. The assessments allege that taxes were not paid at the proper rate of tax and additional tax is due. We have engaged outside tax counsel to assist us with the tax demands and have filed objections to the assessments. We do not expect the ultimate resolution to have a material adverse affect on our future financial position, operating results, or cash flows.
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

12. Comprehensive Income
Other Comprehensive Income — The differences between net income (loss) and comprehensive income (loss) for each of the comparable periods presented are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
		(In thousands)
Net income (loss)	$(26,846)	$1,406	$(60,404)	$(19,952)
Unrealized net gain (loss) on derivatives	(86)	(994)	(95)	(1,414)
Unrealized net gain (loss) on marketable securities	14	—	14	—
Reclassification of loss on auction rate securities	—	—	—	83
Deferred tax benefit (expense)	26	348	29	495

Comprehensive income (loss)	(26,892)	760	(60,456)	(20,788)
Less: Comprehensive income attributable to noncontrolling interest	346	—	714	—

Comprehensive income (loss) attributable to Global Industries, Ltd.	$(27,238)	$760	$(61,170)	$(20,788)

Accumulated Other Comprehensive Income (Loss) — A roll-forward of the amounts included in accumulated other comprehensive income (loss), net of taxes, is shown below.

	Cumulative
	Foreign	Forward		Accumulated
	Currency	Foreign		Other
	Translation	Currency	Marketable	Comprehensive
	Adjustment	Contracts	Securities	Income (Loss)
		(In thousands)
Balance at December 31, 2010	$(8,978)	$208	$—	$(8,770)
Change in value	—	(734)	9	(725)
Reclassification to earnings	—	673	—	673

Balance at June 30, 2011	$(8,978)	$147	$9	$(8,822)

The amount of cumulative foreign currency translation adjustment included in accumulated other comprehensive income (loss) relates to prior translations of subsidiaries whose functional currency was not the U.S. dollar. The amount of gain (loss) on forward foreign currency contracts included in accumulated other comprehensive income (loss) hedges our exposure to changes in Norwegian kroners for commitments of a long-term vessel charter. The amount of gain (loss) on marketable securities relates to the difference in the fair value and the amortized cost of the investments.
13. Stock-Based Compensation
We recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. The table below sets forth the total amount of stock-based compensation expense for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
		(In thousands)
Stock-based compensation expense
Stock options	$—	$120	$265	$225
Time-based restricted stock	925	1,210	1,559	4,343
Performance shares and units	502	659	722	915

Total stock-based compensation expense	$1,427	$1,989	$2,546	$5,483

The table below sets forth the number of shares that vested during the three and six months ended June 30, 2011 and 2010.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010

Restricted shares	8,000	42,300	236,267	236,292

Stock awards with immediate vesting granted to managerial employees	32,500	43,700	32,500	403,700
Stock awards with immediate vesting granted to our directors pursuant to the Non-Employee Director Compensation Policy	39,609	33,384	68,013	62,240

Total shares	80,109	119,384	336,780	702,232

14. Other Income (Expense), net
Components of other income (expense), net are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
		(In thousands)

Foreign exchange rate gain (loss)	$(37)	$(761)	$93	$130
Derivative contract gain (loss)	194	145	336	(654)
Loss on sale of auction rate securities	—	—	—	(561)
Penalties on past due taxes	(489)	(20)	(280)	(65)
Other	555	57	880	144

Total	$223	$(579)	$1,029	$(1,006)

15. Income Taxes
Our effective tax rate for the three and six months ended June 30, 2011 was 3.9% and (4.7)%, respectively, compared to 106.3% and 58.2%, respectively, for the three and six months ended June 30, 2010. In the second quarter of 2011, we booked a valuation allowance related to certain foreign tax credit carryforwards. Consequently, the tax benefit on our loss before taxes resulted in a lower rate than the U.S. statutory rate of 35%.
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

The following table presents information necessary to calculate earnings (loss) per share of common stock for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
	(In thousands, except per share data)
Basic EPS:
Net income (loss) attributable to Global Industries, Ltd.	$(27,192)	$1,406	$(61,118)	$(19,952)
Less earnings attributable to shareholders of non-vested restricted stock	—	(15)	—	—

Earnings (loss) attributable to common shareholders	$(27,192)	$1,391	$(61,118)	$(19,952)

Weighted-average number of common shares outstanding—basic	114,289	113,831	114,230	113,595

Basic earnings (loss) per common share	$(0.24)	$0.01	$(0.54)	$(0.18)

Diluted EPS:
Earnings (loss) attributable to common shareholders—basic	$(27,192)	$1,391	$(61,118)	$(19,952)
Adjustment to earnings (loss) attributable to common shareholders for redistribution to shareholders of non-vested restricted stock	—	—	—	—

Adjusted earnings (loss) attributable to common shareholders—diluted	$(27,192)	$1,391	$(61,118)	$(19,952)

Weighted average number of common shares outstanding—basic	114,289	113,831	114,230	113,595
Dilutive effect of potential common shares:
Stock options	—	20	—	—
Performance units	—	275	—	—

Weighted-average number of common shares outstanding—diluted	114,289	114,126	114,230	113,595

Diluted net income (loss) per common share	$(0.24)	$0.01	$(0.54)	$(0.18)

Anti-dilutive shares primarily represent options where the strike price was in excess of the average market price of our common stock for the period reported and are excluded from the computation of diluted earnings per share. All potentially dilutive shares of common stock were excluded for the three and six months ended June 30, 2011 and for the six months ended June 30, 2010 as the net losses result in such shares being anti-dilutive. Excluded anti-dilutive shares totaled 1.6 million and 1.7 million for the three months ended June 30, 2011 and 2010, respectively. Excluded anti-dilutive shares totaled 1.6 million and 2.0 million for the six months ended June 30, 2011 and 2010, respectively.
The net settlement premium obligation on the Senior Convertible Debentures was not included in the dilutive earnings per share calculation for the three or six months ended June 30, 2011 and 2010 because the conversion price of the Senior Convertible Debentures was in excess of our common stock price.
17. Segment Information
In 2010, we began transitioning the operations of our company from a regional structure to a more centralized structure that focuses on global opportunities for our vessels. As a result, effective January 1, 2011, we have restructured our reporting segments from geographic regions to two new project segments: Construction and Installation and Other Offshore Services. Project work performed on a fixed-price or unit-price basis, where we take responsibility for managing a project scope that may include material procurement or third-party subcontractors and includes a substantial project management effort, will be reported in the Construction and Installation segment. These projects have a risk of loss due to productivity. Our diving operations and day-rate, time and materials, or cost plus projects, will be reported in the Other Offshore Services segment. The risk of loss on these projects is minimal. These changes have been reflected as retrospective changes to the financial information for the three and six months ended June 30, 2010 presented below. These changes did not affect our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, or Condensed Consolidated Statements of Cash Flows.
The following table presents information about the profit (or loss) for the three and six months ended June 30, 2011 and 2010 of each of our reportable segments:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
		(In thousands)

Total segment revenues
Construction and Installation	$106,889	$77,961	$161,141	$153,065
Other Offshore Services	26,015	43,807	41,780	75,514

Consolidated revenues	$132,904	$121,768	$202,921	$228,579

Income (loss) before taxes
Construction and Installation	$(18,290)	$(8,886)	$(32,006)	$(23,158)
Other Offshore Services	(3,099)	(6,455)	(12,656)	(8,267)
Corporate	(6,559)	(6,928)	(13,006)	(16,300)

Consolidated income (loss) before taxes	$(27,948)	$(22,269)	$(57,668)	$(47,725)

The following table presents information about the assets of each of our reportable segments as of June 30, 2011 and December 31, 2010.

	June 30	December 31
	2011	2010
	(In thousands)

Segment assets at period end
Construction and Installation	$865,660	$780,786
Other Offshore Services	106,907	113,129
Corporate	333,322	449,826

Consolidated segment assets at period end	$1,305,889	$1,343,741

18. Related Party Transactions
Mr. William J. Doré, our founder, is also a beneficial owner of more than 5% of our outstanding common stock. Our obligations under the retirement and consulting agreement, as amended, with him were fulfilled in the second quarter of 2011. Pursuant to the terms of the agreement, we recorded expense of $33,333 and $133,333 for services provided for the three and six months ended June 30, 2011, respectively. We recorded expense of $100,000 and $200,000 for services provided for the three and six months ended June 30, 2010, respectively. We also recorded expenses of $5,234 and $16,800 for the six months ended June 30, 2011 and 2010, respectively, for use of Mr. Doré’s hunting lodge related to business development trips.
19. Noncontrolling Interest
Global International Vessels, Ltd. (“GIV”), a private limited company incorporated under the laws of the Cayman Islands, is a wholly owned subsidiary of the company. On August 10, 2010, GIV sold 60,000 ordinary shares (30 percent) of KGL Ltd. (“KGL”), its wholly owned subsidiary incorporated under the laws of Labuan, to Selecta Flow (M) Sdn. Bhd. (“SF”), incorporated under the laws of Malaysia. SF’s 30% share of the net income of KGL is reported as Net income attributable to noncontrolling interest on our Condensed Consolidated Statement of

Operations. SF’s 30% share in the equity of KGL is reported as Noncontrolling interest in the Equity section of our Condensed Consolidated Balance Sheet. (See Note 21 for further disclosure.)
20. Relocation and Severance Plan
In May 2010, the decision was made to centralize certain of our company’s critical functions in Houston, Texas. In an effort to improve alignment and project execution, we decided to centralize certain critical operational functions, including project management; engineering; operations and fleet management; marketing and business development; supply chain management; health, safety, and environmental; and human resources. Many of these functions were performed at our offices located in Carlyss, Louisiana and Houston, Texas.
On September 1, 2010, we announced our plan to consolidate operations in several of these functions and to relocate 21 employees from our office in Carlyss to Houston. Pursuant to the terms of the plan, we have paid or will pay all qualifying relocation costs for those employees who have accepted the relocation offer. The relocation was substantially completed in the second quarter of 2011.
Employment for certain employees who were not offered relocation packages or who declined the relocation offer was terminated. The effective termination date of the majority of the affected employees was March 31, 2011. Termination benefits were, or will be, paid to the affected employees in accordance with our existing severance policy. Those employees who remain through the transition will receive an additional one-time termination benefit.
The following table presents the total expenses incurred under the relocation and severance plan by reporting segment, which were included in Cost of operations and Selling, general, and administrative expenses on the Condensed Consolidated Statement of Operations for the respective periods.

	Construction
	and	Other Offshore
	Installation	Services	Corporate	Total
		(In thousands)
Relocation Costs:
Costs incurred or charged to expense for the year ended December 31, 2010	$616	$24	$308	$948
Costs incurred or charged to expense for the six months ended June 30, 2011	95	—	25	120

Total relocation costs as of June 30, 2011	$711	$24	$333	$1,068

One-time termination benefits:
Costs incurred or charged to expense for the year ended December 31, 2010	$23	$—	8	31
Costs incurred or charged to expense for the six months ended June 30, 2011	(1)	—	—	(1)

Total one-time termination benefits as of June 30, 2011	$22	$—	$8	$30

A roll-forward of the accrued liability, which is included in Employee-related liabilities on the Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, is presented in the following table:

		One-time
		termination
	Relocation Costs	benefits
	(In thousands)
Balance at December 31, 2010	$874	$31
Costs incurred or charged to expense	120	(1)
Costs paid or settled	(963)	(3)

Balance at June 30, 2011	$31	$27

21. Subsequent Events
On July 1, 2011, GIV purchased from SF, its current Malaysian partner, SF’s 60,000 ordinary shares (30% interest) in KGL and SF’s 300,000 ordinary shares (40% interest) in Global Offshore (Malaysia) Sdn. Bhd. (“GOM”), the Company’s Malaysian operating entity. Concurrently with this transaction, GIV sold 40% of both KGL and GOM to Puncak Oil and Gas Sdn. Bhd. (“Puncak”), a division of Puncak Niaga Holdings Bhd., for combined consideration of $23.6 million. In connection with the transactions, Puncak was granted a one-year option to purchase the remaining 60% interest in KGL and GOM for additional consideration of $35.4 million.
Pursuant to the terms of the share sale agreements, certain participatory rights have been granted to Puncak. Consequently, the entities will no longer be consolidated in the financial statements of Global Industries, Ltd. Beginning with the third quarter of 2011, our share in the earnings of these two companies will be presented as a single line item on the Condensed Consolidated Statement of Operations as Equity in Earnings of Unconsolidated Affiliate.

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
The following discussion presents management’s discussion and analysis of our financial condition and results of operations and should be read in conjunction with the condensed consolidated financial statements and related notes for the period ended June 30, 2011.
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
Quarter Ended June 30, 2011 Compared to Quarter Ended June 30, 2010

	Three months ended June 30
	2011		2010
		% of		% of	% Change
	(Thousands)	Revenue	(Thousands)	Revenue	(Unfavorable)

Revenues	$132,904	100.0%	$121,768	100.0%	9.1%
Cost of operations	140,214	105.5	114,585	94.1	(22.4)

Gross profit (loss)	(7,310)	5.5	7,183	5.9	(201.8)
Loss (gain) on asset disposals and impairments	2,254	1.7	10,214	8.4	77.9
Selling, general and administrative expenses	16,893	12.7	17,395	14.3	2.9

Operating income (loss)	(26,457)	19.9	(20,426)	16.8	(29.5)

Interest income	734	0.5	492	0.4	49.2
Interest expense	(2,448)	1.8	(1,756)	1.4	(39.4)
Other income (expense), net	223	0.2	(579)	0.5	138.5

Income (loss) before income taxes	(27,948)	21.0	(22,269)	18.3	(25.5)
Income tax expense (benefit)	(1,102)	0.8	(23,675)	19.5	(95.3)

Net income (loss)	(26,846)	20.2	1,406	1.2	n/m
Net income attributable to noncontrolling interest	346	0.3	—	—	n/m

Net income (loss) attributable to Global Industries, Ltd.	$(27,192)	20.5%	$1,406	1.2%	n/m

n/m=not meaningful
Revenues — Revenues increased by 9% to $132.9 million for the second quarter of 2011, compared to $121.8 million for the second quarter of 2010. This increase was primarily due to higher project activity in our Construction and Installation segment, partially offset by lower project activity in our Other Offshore Services segment. For a detailed discussion of revenues and income before taxes for each reporting segment, see “Segment Information” below.
Gross Profit (Loss) — Gross loss for the second quarter of 2011 was $7.3 million, compared to gross profit of $7.2 million for the second quarter of 2010. This change was primarily due to lower project margins attributable to lower overall pricing. Higher non-recovered vessel costs also negatively affected the margins as the Global 1200 was fully in service in 2011 and startup costs for the Global 1201 were incurred in the second quarter of 2011, compared to minimal costs related to the Global 1200 in the second quarter of 2010.
Loss (Gain) on Asset Disposals and Impairments — Loss on asset disposals and impairments, net of gains, was $2.3 million, for the second quarter of 2011, compared to $10.2 million for the second quarter of 2010. In the second quarter of 2011, we recorded impairments of $5.5 million on the re-measurement of the fair value of our assets currently held for sale, including the Hercules reel, the Subtec 1, and other equipment. In addition, we recorded a $3.6 million gain on the sale of equipment on the Titan II as a result of the termination of its lease. In comparison, in the second quarter of 2010 we recorded impairments of $5.0 million on the Hercules reel upon its reclassification to assets held for sale and $5.2 million on the revaluation of the Subtec 1 and other equipment, assets previously held for sale.
Selling, General and Administrative Expenses — Selling, general and administrative expenses decreased by $0.5 million to $16.9 million for the second quarter of 2011, compared to $17.4 million for the second quarter of 2010, primarily due to decreases of $1.0 million in equity compensation and $0.3 million in letter of credit fees. Partially offsetting these decreases were increased costs of $0.3 million for travel and $0.5 million for legal and other professional fees.
Interest Income — Interest income increased by $0.2 million to $0.7 million for the second quarter of 2011, compared to the second quarter of 2010, primarily due to higher interest rates and interest received in the second quarter of 2011 on a loan to a non-affiliated third party.

Interest Expense — Interest expense increased by $0.6 million to $2.4 million for the second quarter of 2011, compared to $1.8 million for the second quarter of 2010, primarily due to a reduction in capitalized interest. Capitalized interest for the second quarter of 2011 was $4.0 million compared to $4.5 million for the second quarter of 2010 primarily due to the placement in service of the Global 1200 in February 2011. In addition, the second quarter of 2010 benefitted from the reversal of $0.3 million of accrued interest as a result of a settlement of an uncertain tax position in a foreign jurisdiction.
Other Income (Expense), net — Other income, net was $0.2 million for the second quarter of 2011 compared to other expense, net of $0.6 million for the second quarter of 2010. In the second quarter of 2011, we recognized $0.2 million in gains related to foreign currency exchange transactions. In comparison, in the second quarter of 2010, we recognized a $0.6 million loss related to foreign currency exchange transactions.
Income Taxes — Our effective tax rate for the second quarter of 2011 was 3.9% compared to 106.3% for the second quarter of 2010. The decrease in our effective tax rate was primarily due to a valuation allowance recorded on certain foreign tax credits in the second quarter of 2011. The change in the tax rate from 16.1% in the first quarter of 2010 to 58.2% for the six months ended June 30, 2010 resulted in a cumulative tax benefit adjustment of $10.5 million, which had created a tax benefit in the second quarter of 2010 that exceeded the loss before taxes.
Segment Information — The following sections discuss the results of operations for each of our reportable segments for the quarters ended June 30, 2011 and 2010.
Construction and Installation
Revenues were $106.9 million for the second quarter of 2011, compared to $78.0 million for the second quarter of 2010. The increase of $28.9 million was primarily due to higher project activity in the Asia Pacific/Middle East region, partially offset by lower project activity elsewhere. Activity during the second quarter of 2011 consisted of seven projects—two in Mexico, three in the U.S. Gulf of Mexico, one in Malaysia, and one in the United Arab Emirates (UAE). In comparison, the activity during the second quarter of 2010 consisted of eight projects—four in the U.S. Gulf of Mexico, one in Malaysia, one in Mexico, one in Brazil, and the start of the second season of work on one in Indonesia. While the overall number of projects decreased in 2011 compared to 2010, the level of work volume increased. Loss before taxes was $18.3 million for the second quarter of 2011 compared to $8.9 million for the second quarter of 2010. This decrease of $9.4 million was primarily due to (i) lower project margins attributable to lower overall pricing and (ii) higher non-recovered vessel costs primarily related to the Global 1200, which was placed in service in the first quarter of 2011, and the startup costs related to the Global 1201. In the second quarter of 2011, we recorded impairments of $5.5 million upon the re-measurement of the fair value of assets currently held for sale and a gain of $3.6 million on the sale of equipment on the Titan II, compared to impairments of $9.1 million on assets previously held for sale in the second quarter of 2010.
Other Offshore Services
Revenues were $26.0 million for the second quarter of 2011 compared to $43.8 million for the second quarter of 2010. The decrease of $17.8 million was primarily due to lower project activity. Loss before taxes was $3.1 million for the second quarter of 2011 compared to $6.5 million for the second quarter of 2010. This improvement of $3.4 million was primarily due to lower non-recovered vessel costs. In the second quarter of 2010, vessels assigned to the Construction and Installation segment were predominately used on Other Offshore Services projects and were charged a portion of the under-recovery costs.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

	Six months ended June 30
	2011		2010
		% of		% of	% Change
	(Thousands)	Revenue	(Thousands)	Revenue	(Unfavorable)

Revenues	$202,921	100.0%	$228,579	100.0%	(11.2)%
Cost of operations	231,036	113.9	225,645	98.7	(2.4)

Gross profit (loss)	(28,115)	13.9	2,934	1.3	n/m
Loss (gain) on asset disposals and impairments	(7,025)	3.5	10,788	4.7	165.1
Selling, general and administrative expenses	33,833	16.7	34,939	15.3	3.2

Operating income (loss)	(54,923)	27.1	(42,793)	18.7	(28.3)

Interest income	1,209	0.6	733	0.3	64.9
Interest expense	(4,983)	2.4	(4,659)	2.0	(7.0)
Other income (expense), net	1,029	0.5	(1,006)	0.5	202.3

Income (loss) before income taxes	(57,668)	28.4	(47,725)	20.9	(20.8)
Income tax expense (benefits)	2,736	1.4	(27,773)	12.2	(109.9)

Net income (loss)	(60,404)	29.8	(19,952)	8.7	(202.7)
Net income attributable to noncontrolling interest	714	0.3	—	—	n/m

Net income (loss) attributable to Global Industries, Ltd.	$(61,118)	30.1%	$(19,952)	8.7%	(206.3)%

n/m=not meaningful
Revenues — Revenues decreased by 11% to $202.9 million for the six months ended June 30, 2011, compared to $228.6 for the six months ended June 30, 2010. This decrease was primarily due to lower activity in our Other Offshore Services segment, partially offset by slightly higher activity in our Construction and Installation segment. For a detailed discussion of revenues and income before taxes for each reporting segment, see “Segment Information” below.
Gross Profit (Loss) — Gross loss for the six months ended June 30, 2011 was $28.1 million, compared to gross profit of $2.9 million for the six months ended June 30, 2010. This $31.0 million decrease was primarily due to lower project margins attributable to lower pricing and higher non-recovered vessel costs primarily attributable to the Global 1200 and Global 1201. The Global 1200 was placed in service in February 2011 with only one project in 2011 and we incurred startup costs related to the Global 1201 in the second quarter of 2011. During the first six months of 2011, we settled a disputed liability of $2.9 million related to costs on past projects for $0. This settlement partially offsets the lower project margins for 2011.
Loss (Gain) on Asset Disposals and Impairments — Gain on asset disposals and impairments, net of losses, was $7.0 million, for the six months ended June 30, 2011, compared to loss on asset disposals and impairments, net of gains, of $10.8 million for the six months ended June 30, 2010. During the six months ended June 30, 2011, we recorded gains of $9.3 million on the sale of the Cherokee, a DLB, and $3.6 million on the sale of equipment on the Titan II as a result of the termination of its lease. In addition, we recorded impairments of $5.5 million upon the re-measurement of fair value of our Assets held for sale. In comparison, during the six months ended June 30, 2010, we recorded impairments of $5.0 million on the Hercules reel and $0.7 million on two DSVs, the Sea Cat and Sea Fox, upon classification of these vessels to Assets held for sale. In addition, we recorded impairments of $5.2 million on the Subtec 1 and other equipment, upon our ongoing evaluation of these assets which were held for sale.
Selling, General and Administrative Expenses — Selling, general and administrative expenses decreased by $1.1 million to $33.8 million for the six months ended June 30, 2011, compared to $34.9 million for the six months ended June 30, 2010, primarily due to a $3.0 million decrease in equity compensation. Partially offsetting this decrease were increased labor costs of $1.1 million primarily related to increases in our business development, estimating, information technology, and financial functions and termination allowances related to a reduction in force in Mexico. In addition, our legal and professional fees were $1.1 million higher during the six months that ended June 30, 2011. The first six months of 2010 benefitted from a $0.5 million reimbursement of legal fees from our insurance providers.
Interest Income — Interest income increased by $0.5 million to $1.2 million for the six months ended June 30, 2011, compared to $0.7 million for the six months ended June 30, 2010, primarily due to higher interest rates and interest received during the six months ended June 30, 2011 on a loan to a non-affiliated third party.

Interest Expense — Interest expense increased by $0.3 million to $5.0 million for the six months ended June 30, 2011, compared to $4.7 million for the six months ended June 30, 2010, primarily due to a reduction in capitalized interest, partially offset by increased interest on uncertain tax positions. Capitalized interest for the six months ended June 30, 2011 was $8.4 million compared to $8.9 million for the six months ended June 30, 2010 primarily due to the placement in service of the Global 1200 in February 2011.
Other Income (Expense), net — Other income, net was $1.0 million for the six months ended June 30, 2011 compared to other expense, net of $1.0 million for the six months ended June 30, 2010. During the six months ended June 30, 2011, we recognized $0.4 million in gains related to foreign currency exchange transactions and $0.6 million in sales of scrap and other miscellaneous materials. In comparison, we recognized a $0.5 million loss on the sale of auction rate securities and a $0.5 million loss related to foreign currency exchange transactions during the six months ended June 30, 2010.
Income Taxes — Our effective tax rate for the six months ended June 30, 2011 was (4.7)% as compared to 58.2% for the six months ended June 30, 2010. In 2010, we had losses in high tax jurisdictions that were tax benefitted partially offset by income in low tax jurisdictions. In 2011, we have losses in tax jurisdictions that could not be benefitted and we also recorded a valuation allowance on certain foreign tax credit carryforwards.
Segment Information — The following sections discuss the results of operations for each of our reportable segments for the six months ended June 30, 2011 and 2010.
Construction and Installation
Revenues were $161.1 million for the six months ended June 30, 2011 compared to $153.1 million for the six months ended June 30, 2010. The increase of $8.0 million was primarily due to higher project activity in the Asia Pacific/Middle East region. Loss before taxes was $32.0 million for the six months ended June 30, 2011 compared to $23.2 million for the six months ended June 30, 2010. This increase in loss before taxes of $8.8 million was primarily due to lower project margins attributable to lower pricing and higher non-recovered vessel costs primarily attributable to the Global 1200 and Global 1201. During the first six months of 2011, the Global 1200 was placed in service with only one project and we incurred $2.0 million in startup costs related to the Global 1201. In addition, we recorded total additional losses of $4.7 million on the L59 project in Mexico and the DPE project in UAE due to increased costs. These losses were more than offset by the $7.8 million improvement on the L58 project in Mexico and the settlement of a disputed liability of $2.6 million related to costs on past projects. In addition, we recorded a $9.3 million gain on the sale of the Cherokee and a $3.6 million gain on the sale of the equipment on the Titan II as a result of the termination of its lease. These gains were partially offset by the $5.5 million impairment on the revaluation of our Assets held for sale. The first six months of 2010 were positively affected by the favorable settlement of change orders of $4.5 million on the Berri and Qatif project in Saudi Arabia.
Other Offshore Services
Revenues were $41.8 million for the six months ended June 30, 2011 compared to $75.5 million for the six months ended June 30, 2010. The decrease of $33.7 million was primarily due to lower project activity and decreased vessel utilization. Loss before taxes was $12.7 million for the six months ended June 30, 2011 compared to $8.3 million for the six months ended June 30, 2010. This increase in loss before taxes of $4.4 million was primarily attributable to lower project activity. During the first six months of 2011, higher non-recovered vessel costs due to decreased vessel utilization attributable to lower project activity were partially offset by the settlement of a disputed liability of $0.3 million related to costs on past projects.

Vessel Utilization
The following table summarizes the worldwide utilization of our major construction vessels and multi-service vessels for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010

Major construction vessels	32.9%	25.7%	22.3%	21.2%
Multi-service vessels	50.7	53.2	45.1	54.7
Combined utilization	40.0	34.2	31.3	31.5
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
Industry and Business Outlook
Since the economic downturn that began in 2008, demand in our industry has remained low. Supply in the offshore construction industry continues to exceed demand on a worldwide basis. The ratio of bids to available vessels is creating pricing pressures among competitors and is causing contractors to accept lower prices for services. In addition, activity in the U.S. Gulf of Mexico has not returned to normal levels following the Macondo well incident in April 2010 and we cannot predict the future impact this incident will have on our operations. Bid activity is increasing for projects in 2012 and beyond, but we continue to expect weak demand for our services throughout 2011.
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
As of June 30, 2011, our backlog totaled approximately $201.3 million ($193.6 million for construction and installation projects and $7.7 million for other offshore service projects) compared to $247.2 million ($216.9 million for construction and installation projects and $30.3 million for other offshore service projects) as of June 30, 2010. Of the total backlog, $149.2 million is scheduled to be performed in 2011. The amount of our backlog for other offshore service projects is not a reliable indicator of the level of demand for our services due to the prevalence of short-term contractual arrangements in that segment.
Liquidity and Capital Resources
Cash Flow
Cash and cash equivalents as of June 30, 2011, were $186.7 million compared to $349.6 million as of December 31, 2010, a decrease of $162.9 million. The primary uses of cash during the six months ended June 30, 2011 were funding of operating activities, capital projects, purchase of marketable securities, and increases in restricted cash requirements related to the cash collateralization of our outstanding letters of credit.
Operating activities used $69.4 million of net cash during the six months ended June 30, 2011, compared to providing $2.5 million of net cash during the six months ended June 30, 2010. This increase in net cash used in operating activities reflects a net loss from operations and an increase in working capital. Changes in operating assets and liabilities used $28.1 million during the six months ended June 30, 2011, compared to providing $3.8 million during the six months ended June 30, 2010. Contributing to the decrease in changes in operating assets and liabilities were increases in accounts receivable, partially offset by increases in accounts payable.

Investing activities used $92.0 million of net cash during the six months ended June 30, 2011, compared to $53.6 million during the six months ended June 30, 2010. During the six months ended June 30, 2011, we used $40.5 million to purchase property and equipment, $29.9 million to purchase marketable securities and $23.7 million to meet cash collateralization requirements related to our Revolving Credit Facility as discussed below. In comparison, during the six months ended June 30, 2010, we used $104.9 million to purchase property and equipment, partially offset by cash provided from the sale of marketable securities of $40.7 million and advance deposits received on the sale of assets of $13.8 million.
Financing activities used $3.1 million of net cash during the six months ended June 30, 2011, compared to $29.2 million during the six months ended June 30, 2010. During the six months ended June 30, 2011, we used $2.0 million to pay down long-term debt. In comparison, during the six months ended June 30, 2010, we used $26.0 million to pay long-term payables related to the purchase of property and equipment.
Contractual Obligations
The information below summarizes the contractual obligations as of June 30, 2011 primarily for the Global 1200 and 1201, which represent contractual agreements with third party service providers to procure material, equipment and services for the construction and/or operation of these vessels. The actual timing of a significant portion of these expenditures will vary based on the completion of various construction milestones, which are generally beyond our control.

(In thousands)
Less than 1 year	$62,235
1 to 3 years	1,507

Total	$63,742

Liquidity Risk
Our Revolving Credit Facility provides a borrowing capacity of up to $150.0 million. As of June 30, 2011, we had no borrowings against the facility and $24.1 million of letters of credit outstanding thereunder. Due to the sale of vessels mortgaged under the Revolving Credit Facility, the effective maximum borrowing capacity under the Revolving Credit Facility was reduced.
On February 24, 2011, we amended our Revolving Credit Facility. The amendment allows us, at our option, to choose to cash collateralize our letter of credit exposure when covenant compliance, as defined in the Revolving Credit Facility, is not possible and thereby achieve compliance. During periods of cash collateralization, no borrowings, letters of credit, or bank guarantees unsecured by cash are permitted. As of June 30, 2011, we did not meet the financial covenants of the Revolving Credit Facility. Consequently, we have cash collateralized our outstanding letters of credit in order to achieve compliance and are currently unable to borrow under the Revolving Credit Facility.
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
Capital expenditures for the remainder of 2011 are expected to be between $90 million and $100 million. This range includes expenditures for the Global 1201, including capitalized interest related thereto, two new saturation diving systems, and various vessel upgrades. In addition, we will continue to evaluate the divesture of assets and vessel acquisitions as we deem appropriate.
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
Interest Rate Risk
We are exposed to changes in interest rates with respect to our investments in cash equivalents and marketable securities. Our investments consist primarily of corporate and municipal bonds, commercial paper, bank certificates of deposit, money market funds, and fixed deposits. These investments are subject to changes in short-term interest rates. We invest in high grade investments with a credit rating of AA-/Aa3 or better, with a main objective of preserving capital. A 0.25% increase or decrease in the average interest rate of our cash equivalents and marketable securities at June 30, 2011 would have an approximate $0.6 million impact on our pre-tax annualized interest income.
Foreign Currency Risk
As of June 30, 2011, our contractual obligations under a long-term vessel charter will require the use of approximately 71.9 million Norwegian kroners (or $13.3 million as of June 30, 2011) over the next year. We have hedged 66.2 million of our non-cancelable Norwegian kroner commitments related to this charter, and consequently, gains and losses from forward foreign currency contracts will be substantially offset by gains and losses from the underlying commitment. A 1% increase in the value of the Norwegian kroner at June 30, 2011 would have a negligible impact on the dollar value of the remaining 5.7 million unhedged commitments.
As of June 30, 2011, we were committed to purchase certain equipment which will require the use of 1.3 million Euros (or $1.9 million as of June 30, 2011) over the next year. A 1% increase in the value of the Euro at June 30, 2011 would have a negligible impact on the dollar value of these commitments.
The estimated cost to complete capital expenditure projects in progress at June 30, 2011 will require an aggregate commitment of 20.9 million Singapore dollars (or $16.9 million as of June 30, 2011). We have entered into forward contracts to purchase 7.5 million Singapore dollars to hedge certain purchase commitments related to the construction of the Global 1201. A 1% increase in the value of the Singapore dollar at June 30, 2011 will increase the dollar value of the remaining 13.4 million unhedged commitments by approximately $0.1 million.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table details our purchases of equity securities during the second quarter of 2011.

			Total Number of Shares
			Purchased as Part of Publicly
	Total Number of Shares	Average Price Paid	Announced Plans or
Period	Purchased(1)	per Share	Programs
April 1, 2011 — April 30, 2011	8,597	$9.63	—
May 1, 2011 — May 31, 2011	9,314	5.68	—
June 1, 2011 — June 30, 2011	529	5.37	—

Total	18,440	7.51	—

(1)	Represents the surrender of shares of common stock to satisfy payments for withholding taxes in connection with stock grants or the vesting of restricted stock issued to employees under shareholder approved equity incentive plans.

Item 6. Exhibits.

3.1 —	Amended and Restated Articles of Incorporation of registrant, incorporated by reference to Appendix A of registrant’s Definitive Schedule 14A filed April 7, 2010.

3.2 —	Bylaws of registrant, as amended through October 31, 2007, incorporated by reference to Exhibit 3.2 to the registrant’s Form 10-K filed March 2, 2009.

* 31.1 —	Section 302 Certification of CEO, John B. Reed

* 31.2 —	Section 302 Certification of CFO, C. Andrew Smith

** 32.1 —	Section 906 Certification of CEO, John B. Reed

** 32.2 —	Section 906 Certification of CFO, C. Andrew Smith

** 101.INS —	XBRL Instance Document

** 101.SCH —	XBRL Taxonomy Extension Schema Document

** 101.CAL —	XBRL Taxonomy Extension Calculation Linkbase Document

** 101.LAB —	XBRL Taxonomy Extension Label Linkbase Document

** 101.PRE —	XBRL Taxonomy Extension Presentation Linkbase Document

** 101.DEF —	XBRL Taxonomy Extension Definition Linkbase Document

*	Included with this filing

**	Furnished herewith

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

August 5, 2011