Form 10-Q
period 2011-09-30
GLOBAL INDUSTRIES LTD
filed 2011-11-04
CIK 895663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number: 0-21086
Global Industries, Ltd.
(Exact name of registrant as specified in its charter)

Louisiana	72-1212563
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

11490 Westheimer, Suite 400
Houston, Texas	77077
(Address of principal executive offices)	(Zip Code)
(281) 529-7979
(Registrant’s telephone number, including area code)
8000 Global Drive
Carlyss, Louisiana 70665
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐                     NO ☑
The number of shares of the registrant’s common stock outstanding as of October 31, 2011, was 115,748,003.

Global Industries, Ltd.

Page
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements	2
Condensed Consolidated Balance Sheets (Unaudited)	3
Condensed Consolidated Statements of Operations (Unaudited)	4
Condensed Consolidated Statements of Equity (Unaudited)	5
Condensed Consolidated Statements of Cash Flows (Unaudited)	6
Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures About Market Risk	33
Item 4. Controls and Procedures	34

PART II — OTHER INFORMATION
Item 1. Legal Proceedings	35
Item 1A. Risk Factors	35
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 6. Exhibits	37
Signature	38
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GLOBAL INDUSTRIES, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30	December 31
	2011	2010
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$168,472	$349,609
Restricted cash	16,488	4,297
Marketable securities	29,830	—
Accounts receivable — net of allowance of $1,247 for 2011
and $2,767 for 2010	40,696	40,693
Unbilled work on uncompleted contracts	44,452	56,152
Contract costs incurred not yet recognized	20,072	15,052
Deferred income taxes	3,565	4,610
Assets held for sale	1,510	16,719
Prepaid expenses and other	41,730	34,099

Total current assets	366,815	521,231

Property and Equipment, net	825,537	784,719

Other Assets
Marketable securities — long-term	1,535	—
Accounts receivable — long-term	8,687	8,679
Deferred charges, net	21,248	20,429
Other	17,704	8,683

Total other assets	49,174	37,791

Total	$1,241,526	$1,343,741

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long term debt	$3,960	$3,960
Accounts payable	75,568	109,394
Employee-related liabilities	15,882	17,935
Income taxes payable	20,220	26,618
Accrued anticipated contract losses	4,315	5,782
Other accrued liabilities	17,911	31,721

Total current liabilities	137,856	195,410

Long-Term Debt	302,651	299,405
Deferred Income Taxes	54,660	49,995
Other Liabilities	19,943	18,242

Commitments and Contingencies	—	—

Shareholders’ Equity
Common stock, $0.01 par value, 250,000 shares authorized, and 115,759 and 115,504 shares issued at September 30, 2011 and December 31, 2010, respectively	1,158	1,155
Additional paid-in capital	417,322	414,895
Retained earnings	316,122	372,768
Accumulated other comprehensive loss	(8,186)	(8,770)

Shareholders’ equity — Global Industries, Ltd.	726,416	780,048
Noncontrolling interest	—	641

Total equity	726,416	780,689

Total	$1,241,526	$1,343,741

See Notes to Condensed Consolidated Financial Statements.

GLOBAL INDUSTRIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
Revenues	$67,148	$189,501	$270,069	$418,080
Cost of operations	89,926	179,707	320,962	405,352

Gross profit (loss)	(22,778)	9,794	(50,893)	12,728
Goodwill impairment	—	37,388	—	37,388
Loss (gain) on asset disposals and impairments	(28)	(23,271)	(7,053)	(12,483)
Relocation costs	—	838	—	838
Selling, general and administrative expenses	18,544	16,633	52,377	51,572
Equity in (earnings) of unconsolidated affiliate	(3,158)	—	(3,158)	—

Operating income (loss)	(38,136)	(21,794)	(93,059)	(64,587)
Interest income	44	516	1,253	1,249
Interest expense	(1,989)	(2,649)	(6,972)	(7,308)
Gain on sale of investment in subsidiaries	47,848	—	47,848	—
Other income (expense), net	(1,804)	1,275	(775)	269

Income (loss) before taxes	5,963	(22,652)	(51,705)	(70,377)
Income tax expense (benefit)	1,491	5,067	4,227	(22,706)

Net income (loss)	4,472	(27,719)	(55,932)	(47,671)
Less: Net income attributable to noncontrolling interest	—	139	714	139

Net income (loss) attributable to Global Industries, Ltd.	$4,472	$(27,858)	$(56,646)	$(47,810)

Earnings (Loss) Per Common Share
Basic	$0.04	$(0.24)	$(0.50)	$(0.42)
Diluted	$0.04	$(0.24)	$(0.50)	$(0.42)

Weighted Average Common Shares Outstanding
Basic	114,334	113,959	114,267	113,721
Diluted	114,363	113,959	114,267	113,721
See Notes to Condensed Consolidated Financial Statements.

GLOBAL INDUSTRIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

					Accumulated
			Additional		Other		Shareholders’	Non-
	Common Stock		Paid-In	Treasury	Comprehensive	Retained	Equity-Global	controlling
	Shares	Amount	Capital	Stock	Loss	Earnings	Industries, Ltd.	Interest	Total Equity
Balance at Dec. 31, 2010	115,503,971	$1,155	$414,895	$—	$(8,770)	$372,768	$780,048	$641	$780,689
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	(56,646)	(56,646)	714	(55,932)
Unrealized loss on derivatives	—	—	—	—	(98)	—	(98)	—	(98)
Unrealized loss on marketable securities	—	—	—	—	(15)	—	(15)	—	(15)
Adjustment due to sale of investment in subsidiaries	—	—	—	—	697	—	697		697

Total comprehensive income (loss), net of tax	—	—	—	—	584	(56,646)	(56,062)	714	(55,348)

Amortization of unearned stock compensation	—	—	2,360	—	—	—	2,360	—	2,360
Restricted stock issues, net	222,611	3	591	—	—	—	594	—	594
Exercise of stock options	32,366	—	122	—	—	—	122	—	122
Tax effect of exercise of stock options	—	—	(646)	—	—	—	(646)	—	(646)
Sale of investment in subsidiaries	—	—	—	—	—	—	—	(1,355)	(1,355)

Balance at Sept. 30, 2011	115,758,948	$1,158	$417,322	$—	$(8,186)	$316,122	$726,416	$—	$726,416

					Accumulated
			Additional		Other		Shareholders’	Non-
	Common Stock		Paid-In	Treasury	Comprehensive	Retained	Equity-Global	controlling
	Shares	Amount	Capital	Stock	Loss	Earnings	Industries, Ltd.	Interest	Total Equity
Balance at Dec. 31, 2009	119,988,742	$1,200	$513,353	$(105,038)	$(8,446)	$468,430	$869,499	$—	$869,499
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	(47,810)	(47,810)	139	(47,671)
Unrealized loss on derivatives	—	—	—	—	(345)	—	(345)	—	(345)
Reclassification of unrealized loss on auction rate securities	—	—	—	—	83	—	83	—	83

Total comprehensive income (loss), net of tax	—	—	—	—	(262)	(47,810)	(48,072)	139	(47,933)

Amortization of unearned stock compensation	—	—	2,439	—	—	—	2,439	—	2,439
Restricted stock issues, net	1,270,315	12	3,526	—	—	—	3,538	—	3,538
Exercise of stock options	4,400	—	19	—	—	—	19	—	19
Tax effect of exercise of stock options	—	—	(408)	—	—	—	(408)	—	(408)
Retirement of treasury stock	(6,130,195)	(61)	(104,977)	105,038	—	—	—	—	—
Sale of subsidiary shares to noncontrolling interest	—	—	—	—	—	—	—	60	60

Balance at Sept. 30, 2010	115,133,262	$1,151	$413,952	$—	$(8,708)	$420,620	$827,015	$199	$827,214

See Notes to Condensed Consolidated Financial Statements.

GLOBAL INDUSTRIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30
	2011	2010
Cash Flows From Operating Activities
Net income (loss)	$(55,932)	$(47,671)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and non-stock-based amortization	29,468	35,468
Stock-based compensation expense	3,949	6,659
Provision for/(Recovery of) doubtful accounts	103	341
Gain on sale or disposal of property and equipment	(12,520)	(23,964)
Derivative (gain) loss	571	413
Loss on asset impairments	5,467	48,869
Gain on sale of investment in subsidiaries	(47,848)	—
Equity in earnings of unconsolidated affiliate	(3,158)	—
Deferred income taxes	4,115	(18,990)
Other	(74)	1,543
Changes in operating assets and liabilities
Accounts receivable, unbilled work, and contract costs	6,705	92,154
Prepaid expenses and other	(15,262)	(7,760)
Accounts payable, employee-related liabilities, and other accrued liabilities	(35,365)	(23,802)
Deferred dry-docking costs incurred	(9,592)	(2,169)

Net cash provided by (used in) operating activities	(129,373)	61,091

Cash Flows From Investing Activities
Proceeds from the sale of assets	2,770	35,512
Proceeds from the sale of investment in subsidiaries	59,000	—
Advance deposits on asset sales	—	5,750
Additions to property and equipment	(60,746)	(132,280)
Sale of marketable securities	—	41,414
Purchase of marketable securities	(31,365)	—
Decrease in (additions to) restricted cash	(13,905)	(3,407)

Net cash provided by (used in) investing activities	(44,246)	(53,011)

Cash Flows From Financing Activities
Repayment of long-term debt	(3,960)	(3,960)
Payments on long-term payables for property and equipment acquisitions	—	(26,031)
Proceeds from sale of common stock, net	122	19
Repurchase of common stock	(1,041)	(725)
Additions to deferred charges	(149)	(563)
Other	—	60

Net cash provided by (used in) financing activities	(5,028)	(31,200)

Effect of exchange rate changes on cash	(2,490)	634

Cash and cash equivalents
Increase (decrease)	(181,137)	(22,486)
Beginning of period	349,609	344,855

End of period	$168,472	$322,369

Supplemental Disclosures
Interest paid, net of amounts capitalized	$13,514	$10,227
Income tax payments (refunds), net	$(4,995)	$2,347
Property and equipment additions included in accounts payable	$35,018	$55,150
See Notes to Condensed Consolidated Financial Statements.

GLOBAL INDUSTRIES, LTD.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	General

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Global Industries, Ltd. and its subsidiaries (“Global,” “Company,” “we,” “us,” or “our”).

In the opinion of our management, all adjustments (such adjustments consisting of a normal and recurring nature) necessary for a fair presentation of the operating results for the interim periods presented have been included in the unaudited Condensed Consolidated Financial Statements. Operating results for the period ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These financial statements should be read in conjunction with our audited Consolidated Financial Statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

2.	Technip Merger Agreement

On September 11, 2011, Global, Technip S.A. (“Technip”), and Apollon Merger Sub B, Inc., a wholly-owned subsidiary of Technip, (“Apollon”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, upon the terms and subject to the conditions set forth in the Merger Agreement, Apollon will merge with and into Global (the “Merger”) with Global surviving the Merger as a wholly-owned subsidiary of Technip. At the effective time of the Merger, each outstanding share of common stock of Global (“Common Stock”) (other than shares in treasury of Global or owned by Technip, Apollon, or any of their affiliates) will be automatically cancelled and converted into the right to receive $8.00 in cash without interest (the “Merger Consideration”). In addition (a) each option to purchase shares of Common Stock (whether or not exercisable or vested, each a “Stock Option”) will be converted into the right to receive, less applicable withholding taxes, an amount in cash determined by multiplying (i) the excess, if any, of the Merger Consideration over the applicable exercise price per share of Common Stock subject to the Stock Option by (ii) the number of shares of Common Stock the holder could have purchased (assuming full vesting of the Stock Option) had such holder exercised such option in full immediately prior to the effective time of the Merger, (b) each share of restricted stock will vest and be treated as a share of Common Stock entitled to receive the Merger Consideration, and (c) each performance stock unit with respect of Common Stock (a “Performance Unit”) will be converted into the right to receive an amount in cash determined by multiplying (i) the Merger Consideration by (ii) the number of shares of Common Stock issuable pursuant to such Performance Unit assuming attainment of the target level of performance (or such other level of performance if provided for in the award agreement underlying such Performance Unit).

Consummation of the Merger is subject to customary conditions, including (a) approval of the Merger Agreement by Global’s stockholders, (b) antitrust clearance in Mexico, (c) approval by the Committee on Foreign Investments in the United States under the Exon-Florio Amendment, as amended, and (d) the absence of any material adverse effect on Global’s business. Moreover, each party’s obligation to consummate the Merger is subject to certain other conditions, including the adoption of Global’s amended and restated articles of incorporation by Golbal’s shareholders to remove a limitation on the ownership of Common Stock by non-United States citizens, the accuracy of the other party’s representations and warranties (subject to certain materiality qualifiers) and the other party’s compliance with its covenants and agreements contained in the Merger Agreement (subject to certain materiality qualifiers).

While we cannot predict the exact timing of the effective time of the Merger or whether the Merger will be consummated, assuming timely satisfaction of necessary closing conditions, we anticipate that the Merger will be completed by or during the fourth quarter of 2011. The special meeting of Global’s shareholders to consider and vote upon a proposal to adopt the Merger Agreement will he held on Wednesday, November 30, 2011.

Under the Merger Agreement, in certain circumstances, we could be required to pay a termination fee of $30.0 million to Technip if the Merger Agreement is terminated.

3.	Restricted Cash

At September 30, 2011, we had restricted cash of $18.2 million. Of this amount, $15.2 million represents cash collateral for $14.9 million of outstanding letters of credit and bank guarantees issued under our Third Amended and Restated Credit Agreement, as amended (“Revolving Credit Facility”). Based on our operating and cash flow projections and the expiration dates of the outstanding letters of credit and bank guarantees, we have classified $13.5 million as a current asset and $1.7 million as an other asset on the accompanying Condensed Consolidated Balance Sheets.

In addition, at September 30, 2011, we had $3.0 million of restricted cash for excess project funds denominated in Indian rupees in the Asia Pacific region and held at the Royal Bank of Scotland and Standard Chartered Bank. These funds can only be repatriated after the project accounts are audited and tax clearance obtained. We expect the period of restriction on this cash will not exceed twelve months and is therefore classified as a current asset on the Condensed Consolidated Balance Sheets.

4.	Marketable Securities

The following table is a summary of our marketable securities as of September 30, 2011:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Municipal bonds	$6,655	$7	$—	$6,662
Corporate bonds	8,765	—	(24)	8,741
Commercial paper	15,968	5	(11)	15,962

Total	$31,388	$12	$(35)	$31,365

Our investment in marketable securities is included in the following accounts on the Condensed Consolidated Balance Sheets:

	September 30	December 31
	2011	2010
	(In thousands)
Marketable securities	$29,830	$—
Marketable securities — long term	1,535	—

Total	$31,365	$—

Our investments in marketable securities are classified as available-for-sale and are carried at fair value with any unrealized gains and losses recorded in Other comprehensive income. All unrealized gains and losses as of September 30, 2011 are temporary. As of September 30, 2011, the contractual maturities of our marketable securities range from October 2011 to January 2013.

5.	Derivatives

We provide services in a number of countries throughout the world and, as a result, are exposed to changes in foreign currency exchange rates. Costs in some countries are incurred, in part, in currencies other than the applicable functional currency. We selectively use forward foreign currency contracts to manage our foreign currency exposure. Our outstanding forward foreign currency contracts at September 30, 2011 are used to hedge (i) cash flows for long-term charter payments on a multi-service vessel denominated in Norwegian kroners, (ii) certain purchase commitments related to the construction of the Global 1201 in Singapore dollars, and (iii) a portion of the operating costs in the Asia Pacific region that are denominated in Singapore dollars.

The Norwegian kroner forward contracts have maturities extending until June 2012 and are accounted for as cash flow hedges with the effective portion of unrealized gains and losses recorded in Accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For the three and nine months ended September 30, 2011, there was no ineffective portion of the hedging relationship for these forward contracts. As of September 30, 2011, there were $0.1 million in unrealized gains, net of taxes, in Accumulated other comprehensive income (loss) of which approximately $0.1 million is expected to be realized in earnings during the twelve months following September 30, 2011. As of September 30, 2011 and December 31, 2010, these contracts are included in Prepaid expenses and other on the Condensed Consolidated Balance Sheets, valued at $0.2 million and $0.3 million, respectively. For the three and nine months ended September 30, 2011, we recorded $0.06 million and $0.7 million, respectively, in gains related to these contracts which are included in Cost of operations on the Condensed Consolidated Statement of Operations. For the three and nine months ended September 30, 2010, we recorded $0.01 million in realized losses and $0.2 million in realized gains, respectively, related to these contracts which are included in Cost of operations on the Condensed Consolidated Statement of Operations.

In 2010 and 2011, we entered into forward contracts to purchase Singapore dollars to hedge certain purchase commitments related to the construction of the Global 1200 and 1201 in Singapore dollars. In 2011, we entered into additional forward contracts to purchase 7.5 million Singapore dollars to hedge a portion of our operating expenses in the Asia Pacific region. We have not elected hedge treatment for these contracts. Consequently, changes in the fair value of these instruments are recorded in Other income (expense), net on the Condensed Consolidated Statement of Operations. For the three and nine months ended September 30, 2011, we recorded losses of $0.2 million and $0.6 million, respectively, related to these contracts. For the three and nine months ended September 30, 2010, we recorded $0.5 million in gains and $0.1 million in losses, respectively, related to these contracts. Although these contracts are in a loss position valued at $0.1 million as of September 30, 2011, they are netted against the Norwegian kroner contracts discussed above, which are in a gain position, and included in Prepaid expenses and other on the Condensed Consolidated Balance Sheets. As of December 31, 2010, these contracts are included in Prepaid expenses and other on the Condensed Consolidated Balance Sheets valued at $0.5 million.

See Note 6 for more information regarding the fair value calculation of our outstanding derivative instruments.

6.	Fair Value Measurements

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
Level 1—	Observable inputs such as quoted prices in active markets.

Level 2—	Inputs (other than quoted prices in active markets) that are either directly or indirectly observable.

Level 3—	Unobservable inputs which requires management’s best estimate of what market participants would use in pricing the asset or liability.
Our financial instruments include cash and short-term investments, investments in marketable securities, accounts receivable, accounts payable, debt, and forward foreign currency contracts. Except as described below, the estimated fair value of such financial instruments at September 30, 2011 and December 31, 2010 approximates their carrying value as reflected in our Condensed Consolidated Balance Sheets.

Our debt consists of our United States Government Ship Financing Title XI bonds and our Senior Convertible Debentures due 2027 (the “Senior Convertible Debentures”). The fair value of the bonds, based on current market conditions and net present value calculations, as of September 30, 2011 and December 31, 2010, was approximately $71.1 million and $71.5 million, respectively. The fair value of the Senior Convertible Debentures, based on quoted market prices, as of September 30, 2011 and December 31, 2010 was $316.9 million and $232.5 million, respectively.

Assets measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations.
Fair Value Measurements at September 30, 2011
(In thousands)

Description	Total	Level 1	Level 2	Level 3
Cash equivalents	$109,599	$109,599	$—	$—
Marketable securities	31,365	31,365	—	—
Derivative contracts	84	—	84	—

Total	$141,048	$140,964	$84	$—

Fair Value Measurements at December 31, 2010
(In thousands)

Description	Total	Level 1	Level 2	Level 3
Cash equivalents	$179,887	$179,887	$—	$—
Derivative contracts	804	—	804	—

Total	$180,691	$179,887	$804	$—

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

The following table presents a reconciliation of activity for such securities:
Changes in Level 3 Financial Instruments
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
Balance at beginning of period	$—	$750	$—	$41,847
Sales	—	(750)	—	(41,414)
Total gains or (losses):
Realized losses included in other income (expense), net	—	—	—	(561)
Changes in net unrealized gain (losses) included in other comprehensive income	—	—	—	128

Balance at end of period	$—	$—	$—	$—

7.	Receivables

Our receivables are presented in the following balance sheet accounts: (1) Accounts receivable, (2) Accounts receivable — long term, (3) Unbilled work on uncompleted contracts, and (4) Contract costs incurred not yet recognized. Accounts receivable are stated at net realizable value, and the allowances for uncollectible accounts were $1.2 million and $2.8 million at September 30, 2011 and December 31, 2010, respectively. Accounts receivable at September 30, 2011 and December 31, 2010 included $0.6 million and $0.6 million, respectively, of retainage, which represents the short-term portion of amounts not immediately collectible due to contractually specified requirements. Accounts receivable — long term at September 30, 2011 and December 31, 2010 represented amounts related to retainage that were not expected to be collected within the next twelve months.

Receivables also included claims and unapproved change orders of $15.0 million at September 30, 2011 and $16.7 million at December 31, 2010. These claims and change orders are amounts due for extra work and/or changes in the scope of work on certain projects.

The costs and estimated earnings on uncompleted contracts are presented in the following table:

	September 30	December 31
	2011	2010
	(In thousands)
Costs incurred and recognized on uncompleted contracts	$82,888	$309,725
Estimated earnings (loss)	(5,363)	38,871

Costs and estimated earnings on uncompleted contracts	77,525	348,596
Less: Billings to date	(42,736)	(299,932)

	34,789	48,664
Plus: Accrued revenue(1)	9,663	7,488
Less: Advance billing on uncompleted contracts	(5,739)	(221)

	$38,713	$55,931

Included in accompanying balance sheets under the following captions:
Unbilled work on uncompleted contracts	$44,452	$56,152
Other accrued liabilities	(5,739)	(221)

	$38,713	$55,931

(1)	Accrued revenue represents unbilled accounts receivable related to work performed on projects for which the percentage of completion method is not applicable.

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

Net Gains and (Losses) on Asset Disposal consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30		September 30
Segment	2011	2010	2011	2010
	(In thousands)
Construction and Installation	$—	$12,183	$12,852 (1)	$12,312
Other Offshore Services	28	11,636	(220)	11,653
Corporate	—	—	(112)	—

Total	$28	$23,819	$12,520	$23,965

(1)	Proceeds from the sale of a derrick lay barge (“DLB”) were received in 2010 and formal transfer of title occurred in 2011.
Losses on Asset Impairments consisted of the following:

		Three Months Ended		Nine Months Ended
		September 30		September 30
Segment	Description of Asset	2011	2010	2011	2010
		(In thousands)
Construction and Installation	One OSV and other equipment in 2011 & 2010	$—	$—	$5,467	$9,127
Other Offshore Services	Two DSVs and other equipment	—	548	—	2,355

Total		$—	$548	$5,467	$11,482

Assets Held for Sale consisted of the following:

		September 30		December 31
Segment	Description of Asset	2011	Description of Asset	2010
		(In thousands)		(In thousands)
Construction and Installation	One OSV and other equipment	$1,510	One DLB, one OSV and other equipment	$14,469
Corporate	None	—	Airplane	2,250

Total		$1,510		$16,719

In accordance with accounting guidance, long-lived assets held for sale are carried at the lower of the asset’s carrying value or net realizable value and depreciation ceases.

9.	Property and Equipment

The components of property and equipment, at cost, and the related accumulated depreciation are as follows:

	September 30	December 31
	2011	2010
	(In thousands)
Land	$6,322	$6,322
Facilities and equipment	238,361	153,695
Marine vessels	448,947	285,113
Construction in progress	315,090	531,765

Total property and equipment	1,008,720	976,895
Less: Accumulated depreciation	(183,183)	(192,176)

Property and equipment, net	$825,537	$784,719

Expenditures for property and equipment and items that substantially increase the useful lives of existing assets are capitalized at cost and depreciated. Routine expenditures for repairs and maintenance are expensed as incurred. We capitalized $4.2 million and $4.5 million of interest costs for the three months ended September 30, 2011 and 2010, respectively. We capitalized $12.6 million and $13.4 million of interest costs for the nine months ended September 30, 2011 and 2010, respectively. Except for major construction vessels that are depreciated on the units-of-production (“UOP”) method over estimated vessel operating days, depreciation is provided utilizing the straight-line method over the estimated useful lives of the assets. The UOP method is based on vessel utilization days and more closely correlates depreciation expense to vessel revenue. In addition, the UOP method provides for a minimum depreciation floor in periods with nominal vessel use. In general, if we applied only a straight-line depreciation method instead of the UOP method, less depreciation expense would be recorded in periods of high utilization and revenues, and more depreciation expense would be recorded in periods of low vessel utilization and revenues.

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

The table below presents dry-docking costs incurred and amortization for all periods presented:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Net book value at beginning of period	$16,766	$34,123	$13,609	$41,825
Additions for the period	1,894	—	9,592	2,169
Reclassifications to assets held for sale	—	(8,090)	—	(9,761)
Reductions related to the sale of investment in subsidiaries	(837)	—	(837)	—
Amortization expense for the period	(2,076)	(3,966)	(6,617)	(12,166)

Net book value at end of period	$15,747	$22,067	$15,747	$22,067

The book value of our deferred dry-docking costs as of September 30, 2011 and December 31, 2010 are included in Deferred charges, net on the Condensed Consolidated Balance Sheets.

11. Long-Term Debt
The components of long-term debt are as follows:

	September 30	December 31
	2011	2010
	(In thousands)
Senior Convertible Debentures due 2027, 2.75%
Principal amount of debt component	$325,000	$325,000
Less: Unamortized debt discount	(71,849)	(79,055)

Carrying amount of debt component	253,151	245,945
Title XI Bonds due 2025, 7.71%	53,460	57,420

Total long-term debt	306,611	303,365
Less: Current maturities	3,960	3,960

Long-term debt less current maturities	$302,651	$299,405

Senior Convertible Debentures

Our Senior Convertible Debentures were separated into debt and equity components when they were issued and a value was assigned to each. The value assigned to the debt component is the estimated fair value of similar debentures without the conversion feature. The difference between the debenture cash proceeds and this estimated fair value was recorded as debt discount and is being amortized to interest expense over the 10-year period ending August 1, 2017. This is the earliest date that holders of the Senior Convertible Debentures may require us to repurchase all or part of their Senior Convertible Debentures for cash.

The Senior Convertible Debentures are convertible into cash, and if applicable, into shares of Common Stock, or under certain circumstances and at our election, solely into Common Stock, based on a conversion rate of 28.1821 shares per $1,000 principal amount of Senior Convertible Debentures, which represents an initial conversion price of $35.48 per share. As of September 30, 2011 and December 31, 2010, the Senior Convertible Debentures’ if-converted value does not exceed the Senior Convertible Debentures’ principal of $325 million.

The equity component of our Senior Convertible Debentures is comprised of the following:

	September 30	December 31
	2011	2010
	(In thousands)
Debt discount on issuance	$107,261	$107,261
Less: Issuance costs	2,249	2,249
Deferred income tax	36,772	36,772

Carrying amount of equity component	$68,240	$68,240

The interest expense for our Senior Convertible Debentures is comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Contractual interest coupon, 2.75%	$2,235	$2,235	$6,703	$6,703
Amortization of debt discount	2,451	2,277	7,205	6,694

Total Debentures interest expense	$4,686	$4,512	$13,908	$13,397

Effective interest rate	7.5%	7.5%	7.5%	7.5%
At the effective time of the Merger, our Senior Convertible Debentures shall remain outstanding and be treated in accordance with their terms. The Merger will constitute a “fundamental change” as such term is defined in the indenture governing the Senior Convertible Debentures, and the holders of the Senior Convertible Debentures will have the rights related to a “fundamental change” under the indenture.

Title XI Bonds

We have agreed to use our reasonable best efforts to obtain, and to deliver to Technip, copies of any required consent, waiver or approval of the Maritime Administration of the United States Department of Transportation required in connection with the consummation of the transactions contemplated by the Merger Agreement under and in respect of our United States Government Guaranteed Export Ship Financing Obligations, 2000 Series to ensure that no default or event of default occurs thereunder on terms reasonably satisfactory to Technip. We submitted to the Maritime Administration our request for such consent on September 20, 2011.

Revolving Credit Facility

Our Revolving Credit Facility, which matures on October 18, 2012, provides a borrowing capacity of up to $150.0 million. As of September 30, 2011, we had no borrowings against the facility and $14.9 million of letters of credit outstanding thereunder. Due to the sale of vessels mortgaged under the Revolving Credit Facility, our effective maximum borrowing capacity was $134.1 million as of September 30, 2011, with credit availability of $119.2 million.

On February 24, 2011, we amended our Revolving Credit Facility. The amendment allows us, at our option, to choose to cash collateralize our letter of credit exposure when covenant compliance, as defined in the Revolving Credit Facility, is not possible and thereby achieve compliance. During periods of cash collateralization, no borrowings, letters of credit, or bank guarantees unsecured by cash are permitted. We did not meet the financial covenants of the Revolving Credit Facility as of September 30, 2011. Consequently, we have cash collateralized our outstanding letters of credit in order to achieve compliance and are currently unable to borrow under the Revolving Credit Facility.

Our Revolving Credit Facility has a customary cross default provision triggered by a default of any of our other indebtedness, the aggregate principal amount of which is in excess of $5 million.

We also have a $6.0 million short-term credit facility at one of our foreign locations. At September 30, 2011, we had $0.1 million of letters of credit outstanding and $5.9 million of credit availability under this particular credit facility.

At the request of Technip, we have agreed to reasonably cooperate with Technip in good faith in connection with negotiating and consummating any financing that Technip or any of its affiliates may desire to enter into in order to finance or refinance payment of amounts owed pursuant to the Merger, the other transactions contemplated by the Merger Agreement and/or to refinance our or our subsidiaries’ existing debt; provided, however, that we shall not be required to produce any financial statements outside the ordinary course of business. In addition, at the request of Technip, we shall cooperate with Technip in discussions with lenders under our Revolving Credit Facility to terminate as of the effective time of the Merger the Revolving Credit Facility or to seek amendments or waivers thereunder; provided, however, that prior to the effective time of the Merger we shall not be required to pay any fees that are payable in connection with any such amendments of waivers.

12.	Commitments and Contingencies

Commitments

Construction and Purchases in Progress — The estimated cost to complete capital expenditure projects in progress at September 30, 2011 was approximately $77.3 million, of which $47.4 million is obligated through contractual commitments. The total estimated cost primarily represents expenditures for construction of the Global 1201, our second new generation derrick/pipelay vessel. This amount includes aggregate commitments of 18.6 million Singapore dollars (or $14.3 million as of September 30, 2011) and 1.2 million Euros (or $1.7 million as of September 30, 2011). We have entered into forward contracts to purchase 7.5 million Singapore dollars to hedge certain of these purchase commitments. (See Note 5 for additional information related to our forward foreign currency contracts.)

Off Balance Sheet Arrangements — In the normal course of our business activities, and pursuant to agreements or upon obtaining such agreements to perform construction services, we provide guarantees, performance, bid, and payment bonds, and letters of credit to customers, vendors, and other parties. At September 30, 2011, the aggregate amount of these outstanding bonds was $32.4 million, which are scheduled to expire between October 2011 and July

2012, and the aggregate amount of these outstanding letters of credit was $14.9 million, which are due to expire between October 2011 and March 2013.

Contingencies

During the fourth quarter of 2007, we received a payroll tax assessment for the years 2005 through 2007 from the Nigerian Revenue Department valued at $17.6 million based on the exchange rate of the Nigerian naira as of September 30, 2011. The assessment alleges that certain expatriate employees, working on projects in Nigeria, were subject to personal income taxes, which were not paid to the government. We filed a formal objection to the assessment on November 12, 2007. We do not believe these employees are subject to the personal income tax assessed; however, based on past practices of the Nigerian Revenue Department, we believe this matter will ultimately have to be resolved by litigation. We do not expect the ultimate resolution to have a material adverse effect on our future financial position, operating results, or cash flows.

During 2008, we received an additional assessment from the Nigerian Revenue Department valued at $36.1 million based on the exchange rate for the Nigerian naira as of September 30, 2011 for tax withholding related to third party service providers. The assessment alleges that taxes were not withheld from third party service providers for the years 2002 through 2006 and remitted to the Nigerian government. We have filed an objection to the assessment. We do not expect the ultimate resolution to have a material adverse effect on our future financial position, operating results, or cash flows.

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

We have one unresolved issue related to an Algerian tax assessment received by us on February 21, 2007. The remaining amount in dispute is approximately $10.4 million of alleged value added tax for the years 2004 and 2005. We are contractually indemnified by our client for the full amount of the assessment that remains in dispute. We have engaged outside tax counsel to assist us in resolving the tax assessment.

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

Litigation Related to the Merger

Shortly after the announcement of the Merger, several putative class action lawsuits challenging the Merger were filed in the District Courts of Harris County, Texas, the District Court in the Parish of Calcasieu, Louisiana, and the United States District Court for the Southern District of Texas against various combinations of Global, Technip,

Apollon, and the individual members of our board of directors. The complaints filed in those lawsuits generally allege, among other things, that the members of our board of directors breached their fiduciary duties owed to our public shareholders and Global by entering into the Merger Agreement, approving the Merger, failing to take steps to maximize our value to our public shareholders, ignoring alleged conflicts of interest, and issuing a preliminary proxy statement that omitted material information, and that Global and Technip aided and abetted such breaches of fiduciary duties. In addition, the complaints allege that the Merger improperly favors Technip and that certain provisions of the Merger Agreement unduly restrict our ability to negotiate with other potential bidders. The complaints generally seek, among other things, declaratory and injunctive relief concerning the alleged fiduciary breaches, injunctive relief prohibiting the defendants from consummating the Merger and other forms of equitable relief.

On October 27, 2011, the parties to all of these actions entered into a memorandum of understanding setting forth the terms and conditions of an agreement in principle to resolve all of the claims relating to the merger in exchange for the inclusion of certain supplemental disclosures in the definitive proxy statement which was filed by Global on October 28, 2011. The memorandum of understanding provides, among other things, that the parties will execute and submit to the District Court of Harris County, Texas for review and approval a stipulation of settlement, that the actions will be dismissed with prejudice on the merits, that defendants will receive a general release from any and all claims relating to, among other things, the Merger, the Merger Agreement and any disclosures made in connection therewith, and that the settlement is conditioned on, among other things, consummation of the Merger, completion of certain confirmatory discovery, class certification and final approval by the District Court of Harris County, Texas following notice to the shareholders of Global Industries. In connection with the settlement, Global Industries or its successor-in-interest has agreed to pay, subject to court approval, an award of fees and expenses to plaintiffs’ counsel in an amount of $837,500.

13.	Comprehensive Income

Other Comprehensive Income — The differences between net income (loss) and comprehensive income (loss) for each of the comparable periods presented are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
	(In thousands)
Net income (loss)	$4,472	$(27,719)	$(55,932)	$(47,671)
Unrealized net gain (loss) on derivatives	(55)	883	(150)	(531)
Unrealized net gain (loss) on marketable securities	(37)	—	(23)	—
Reclassification of loss on auction rate securities	—	—	—	83
Reclassification of cumulative foreign currency translation adjustment due to sale of investment in subsidiaries	697	—	697	—
Deferred tax benefit (expense)	31	(309)	60	186

Comprehensive income (loss)	5,108	(27,145)	(55,348)	(47,933)
Less: Comprehensive income attributable to noncontrolling interest	—	139	714	139

Comprehensive income (loss) attributable to Global Industries, Ltd.	$5,108	$(27,284)	$(56,062)	$(48,072)

Accumulated Other Comprehensive Income (Loss) — A roll-forward of the amounts included in accumulated other comprehensive income (loss), net of taxes, is shown below.

	Cumulative
	Foreign	Forward		Accumulated
	Currency	Foreign		Other
	Translation	Currency	Marketable	Comprehensive
	Adjustment	Contracts	Securities	Income (Loss)
	(In thousands)
Balance at December 31, 2010	$(8,978)	$208	$—	$(8,770)
Change in value	—	(826)	(15)	(841)
Reclassification to earnings	—	728	—	728
Reclassification due to sale of investment in subsidiaries	697	—	—	697

Balance at September 30, 2011	$(8,281)	$110	$(15)	$(8,186)

The amount of cumulative foreign currency translation adjustment included in accumulated other comprehensive income (loss) relates to prior translations of subsidiaries whose functional currency was not the U.S. dollar. The amount of gain (loss) on forward foreign currency contracts included in accumulated other comprehensive income

(loss) hedges our exposure to changes in Norwegian kroners for commitments of a long-term vessel charter. The amount of gain (loss) on marketable securities included in accumulated other comprehensive income (loss) relates to the difference in the fair value and the amortized cost of the investments.

14.	Stock-Based Compensation

We recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. The table below sets forth the total amount of stock-based compensation expense for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
	(In thousands)
Stock-based compensation expense
Stock options	$64	$198	$329	$423
Time-based restricted stock	831	1,012	2,390	5,355
Performance shares and units	508	(34)	1,230	881

Total stock-based compensation expense	$1,403	$1,176	$3,949	$6,659

The table below sets forth the number of shares that vested during the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
Restricted shares	35,800	109,500	272,067	345,792
Stock awards with immediate vesting granted to managerial employees	—	—	32,500	403,700
Stock awards with immediate vesting granted to our directors pursuant to the Non-Employee Director Compensation Policy	53,328	45,729	121,341	107,969

Total shares	89,128	155,229	425,908	857,461

15.	Other Income (Expense), net

Components of other income (expense), net are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
	(In thousands)
Foreign exchange rate gain (loss)	$(2,598)	$381	$(2,505)	$511
Derivative contract gain (loss)	(228)	510	108	(144)
Loss on sale of auction rate securities	—	—	—	(561)
Penalties on past due taxes	(12)	(182)	(292)	(247)
Other	1,034	566	1,914	710

Total	$(1,804)	$1,275	$(775)	$269

16.	Income Taxes

Our effective tax rate for the three and nine months ended September 30, 2011 was 25.0% and (8.2)%, respectively, compared to (22.4)% and 32.3%, respectively, for the three and nine months ended September 30, 2010. In the third quarter of 2011, we recorded gains related to the sale of our investment in two Malaysian subsidiaries that were taxed at a lower rate than the U.S. statutory rate of 35%. In addition, in 2011 we incurred losses in tax jurisdictions that could not be benefitted and booked a valuation allowance related to certain foreign tax credit carryforwards.

For 2010, the goodwill impairment recognized in Latin America, where the effective tax rate is lower than the corporate tax rate in the United States of 35%, could not be tax benefitted. In addition, losses were incurred in jurisdictions with effective tax rates of 35% that could be fully tax benefited while income was earned in jurisdictions with low tax rates. This mix of losses in higher tax jurisdictions offset by income in low tax jurisdictions and the goodwill impairment resulted in a lower year to date effective tax rate when compared to the corporate tax rate in the United States of 35%. The change in effective tax rate from 58.2% for the six months ended June 30, 2010 to 32.3% for the nine months ended September 30, 2010 resulted in a cumulative tax adjustment of $12.4 million which increased the net loss for the third quarter of 2010.

17.	Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing earnings (loss) attributable to common shareholders during the period by the weighted average number of shares of Common Stock outstanding during each period. Diluted EPS is computed by dividing net income (loss) attributable to common shareholders during the period by the weighted average number of shares of Common Stock that would have been outstanding assuming the issuance of potentially dilutive shares of Common Stock as if such shares were outstanding during the reporting period, net of shares assumed to be repurchased using the treasury stock method. The dilutive effect of stock options and performance awards is based on the treasury stock method. The dilutive effect of non-vested restricted stock awards is based on the more dilutive of the treasury stock method or the two-class method assuming a reallocation of undistributed earnings to common shareholders after considering the dilutive effect of potential shares of Common Stock other than the non-vested shares of restricted stock.

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

The following table presents information necessary to calculate earnings (loss) per share of Common Stock for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
	(In thousands, except per share data)
Basic EPS:
Net income (loss) attributable to Global Industries, Ltd.	$4,472	$(27,858)	$(56,646)	$(47,810)
Less earnings attributable to shareholders of non-vested restricted stock	62	—	—	—

Earnings (loss) attributable to common shareholders	$4,410	$(27,858)	$(56,646)	$(47,810)

Weighted-average number of common shares outstanding—basic	114,334	113,959	114,267	113,721

Basic earnings (loss) per common share	$0.04	$(0.24)	$(0.50)	$(0.42)

Diluted EPS:
Earnings (loss) attributable to common shareholders—basic	$4,410	$(27,858)	$(56,646)	$(47,810)
Adjustment to earnings (loss) attributable to common shareholders for redistribution to shareholders of non-vested restricted stock	—	—	—	—

Adjusted earnings (loss) attributable to common shareholders—diluted	$4,410	$(27,858)	$(56,646)	$(47,810)

Weighted average number of common shares outstanding—basic	114,334	113,959	114,267	113,721
Dilutive effect of potential common shares:
Stock options	14	—	—	—
Performance awards	15	—	—	—

Weighted-average number of common shares outstanding—diluted	114,363	113,959	114,267	113,721

Diluted net income (loss) per common share	$0.04	$(0.24)	$(0.50)	$(0.42)

Anti-dilutive shares primarily represent options where the strike price was higher than the average market price of our Common Stock for the period reported and are excluded from the computation of diluted earnings per share. All potentially dilutive shares of Common Stock were excluded for the nine months ended September 30, 2011 and for the three and nine months ended September 30, 2010 as the net losses result in such shares being anti-dilutive. Excluded anti-dilutive shares totaled 1.5 million and 2.0 million for the three months ended September 30, 2011 and 2010, respectively. Excluded anti-dilutive shares totaled 1.4 million and 2.0 million for the nine months ended September 30, 2011 and 2010, respectively.

The net settlement premium obligation on the Senior Convertible Debentures was not included in the dilutive earnings per share calculation for the three or nine months ended September 30, 2011 and 2010 because the conversion price of the Senior Convertible Debentures was in excess of the Common Stock price.

18.	Segment Information

In 2010, we began transitioning the operations of our company from a regional structure to a more centralized structure that focuses on global opportunities for our vessels. As a result, effective January 1, 2011, we have restructured our reporting segments from geographic regions to two new project segments: Construction and

Installation and Other Offshore Services. Project work performed on a fixed-price or unit-price basis, where we take responsibility for managing a project scope that may include material procurement or third-party subcontractors and includes a substantial project management effort, will be reported in the Construction and Installation segment. These projects have a risk of loss due to productivity. Our diving operations and day-rate, time and materials, or cost plus projects, will be reported in the Other Offshore Services segment. The risk of loss on these projects is minimal. These changes have been reflected as retrospective changes to the financial information for the three and nine months ended September 30, 2010 presented below. These changes did not affect our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, or Condensed Consolidated Statements of Cash Flows.

The following table presents information about the revenues and profit (or loss) of each of our reportable segments for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2011		2010	2011		2010
			(In thousands)
Total segment revenues
Construction and Installation	$37,301		$144,390	$198,442		$297,455
Other Offshore Services	29,847		45,111	71,627		120,625

Consolidated revenues	$67,148		$189,501	$270,069		$418,080

Income (loss) before taxes
Construction and Installation	$13,808	(1)	$(38,185)	$(18,198	)(1)	$(61,343)
Other Offshore Services	1,734		21,848	(10,922)		13,581
Corporate	(9,579)		(6,315)	(22,585)		(22,615)

Consolidated income (loss) before taxes	$5,963		$(22,652)	$(51,705)		$(70,377)

(1)	Includes $47.8 million gain related to the sale of our two Malaysian operating subsidiaries.
The following table presents information about the assets of each of our reportable segments as of September 30, 2011 and December 31, 2010.

	September 30	December 31
	2011	2010
	(In thousands)
Segment assets at period end
Construction and Installation	$797,038	$780,786
Other Offshore Services	103,052	113,129
Corporate	341,436	449,826

Consolidated segment assets at period end	$1,241,526	$1,343,741

19.	Related Party Transactions

Mr. William J. Doré, our founder, is also a beneficial owner of more than 5% of our outstanding Common Stock. Our obligations under the retirement and consulting agreement, as amended, with him were fulfilled in the second quarter of 2011. Pursuant to the terms of the agreement, we recorded expense of $133,333 for services provided for the nine months ended September 30, 2011. We recorded expense of $100,000 and $300,000 for services provided for the three and nine months ended September 30, 2010, respectively. We also recorded expenses of $5,234 and $16,800 for the nine months ended September 30, 2011 and 2010, respectively, for use of Mr. Doré’s hunting lodge related to business development trips.

20.	Noncontrolling Interest

Global International Vessels, Ltd. (“GIV”), a private limited company incorporated under the laws of the Cayman Islands, is a wholly owned subsidiary of the Company. On August 10, 2010, GIV sold 60,000 ordinary shares (30 percent) of KGL Ltd. (“KGL”), its wholly owned subsidiary incorporated under the laws of Labuan, to Selecta Flow (M) Sdn. Bhd. (“SF”), an entity incorporated under the laws of Malaysia. SF’s 30% share of the net income of KGL is reported as Net income attributable to noncontrolling interest on our Condensed Consolidated Statement of Operations. SF’s 30% share in the equity of KGL is reported as Noncontrolling interest in the Equity section of our Condensed Consolidated Balance Sheet.

On July 1, 2011, GIV purchased from SF, its Malaysian partner, SF’s 60,000 ordinary shares (30% interest) in KGL and SF’s 300,000 ordinary shares (40% interest) in Global Offshore (Malaysia) Sdn. Bhd. (“GOM”), the Company’s Malaysian operating entity. Concurrently with this transaction, GIV sold 40% of both KGL and GOM to Puncak Oil and Gas Sdn. Bhd. (“Puncak”), a division of Puncak Niaga Holdings Bhd., for combined consideration of $23.6 million. In connection with the transactions, Puncak was granted a one-year option to purchase the remaining 60% interest in KGL and GOM for additional consideration of $35.4 million. Puncak exercised this option and purchased the remaining 60% interest in KGL and GOM on September 28, 2011. The gain on the transactions reflected in earnings in the third quarter of 2011 is $47.8 million.

As a result of the transactions, we currently have a receivable of $18.2 million from Puncak, which is included as an Other asset on the Condensed Consolidated Balance Sheets.

For the third quarter of 2011, KGL and GOM were no longer consolidated in the financial statements of Global. Our share in the earnings of these two companies for the third quarter of 2011 is presented as a single line item on the Condensed Consolidated Statement of Operations as Equity in earnings of unconsolidated affiliate.

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
From time to time, our management or persons acting on our behalf make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to inform existing and potential shareholders about us. These statements may include projections and estimates concerning the timing and success of specific projects and our future backlog, revenues, income and capital expenditures. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. In addition, sometimes we will specifically describe a statement as being a forward-looking statement and refer to this cautionary statement.
In addition, various statements in this Quarterly Report on Form 10-Q, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. In this Quarterly Report, forward-looking statements appear in Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the notes to our condensed consolidated financial statements in Part I, Item 1, and elsewhere. These forward-looking statements speak only as of the date of this report; we disclaim any obligation to update these statements unless required by law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:
•	consummation of the Merger
•	the level of capital expenditures in the oil and gas industry;
•	the level of offshore drilling activity;
•	fluctuations in the prices of or demand for oil and gas;
•	risks inherent in doing business abroad;
•	the economic and regulatory impact of the Macondo well incident in the U.S. Gulf of Mexico;
•	operating hazards related to working offshore;
•	our dependence on significant customers;
•	possible construction delays or cost overruns, within or outside our control, related to construction projects;
•	our ability to attract and retain skilled workers;
•	environmental matters;
•	changes in laws and regulations;
•	the effects of resolving claims and variation orders;
•	adverse outcomes from legal and regulatory proceedings;
•	our ability to obtain surety bonds, letters of credit and financing;
•	the availability of capital resources;
•	our ability to obtain new project awards and utilize our new vessels;
•	delays or cancellation of projects included in backlog;
•	general economic and business conditions and industry trends;
•	our ability to comply with covenants in our credit agreements and other debt instruments and availability, terms and deployment of capital; and
•	foreign exchange, currency, and interest rate fluctuations.
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
The following discussion presents management’s discussion and analysis of our financial condition and results of operations and should be read in conjunction with the condensed consolidated financial statements and related notes for the period ended September 30, 2011.
Recent Developments
Technip Merger Agreement
On September 11, 2011, Global, Technip and Apollon entered into the Merger Agreement, pursuant to which, upon the terms and subject to the conditions set forth in the Merger Agreement, Apollon will merge with and into Global with Global surviving the Merger as a wholly-owned subsidiary of Technip. At the effective time of the Merger, each outstanding share of Common Stock (other than shares in treasury of Global or owned by Technip, Apollon, or any of their affiliates) will be automatically cancelled and converted into the right to receive the Merger Consideration. In addition (a) each Stock Option will be converted into the right to receive, less applicable withholding taxes, an amount in cash determined by multiplying (i) the excess, if any, of the Merger Consideration over the applicable exercise price per share of Common Stock subject to the Stock Option by (ii) the number of shares of Common Stock the holder could have purchased (assuming full vesting of the Stock Option) had such holder exercised such option in full immediately prior to the effective time of the Merger, (b) each share of restricted stock will vest and be treated as a share of Common Stock entitled to receive the Merger Consideration, and (c) each Performance Unit will be converted into the right to receive an amount in cash determined by multiplying (i) the Merger Consideration by (ii) the number of shares of Common Stock issuable pursuant to such Performance Unit assuming attainment of the target level of performance (or such other level of performance if provided for in the award agreement underlying such Performance Unit).
Consummation of the Merger is subject to customary conditions, including (a) approval of the Merger Agreement by Global’s stockholders, (b) antitrust clearance in Mexico, (c) approval by the Committee on Foreign Investments in the United States under the Exon-Florio Amendment, as amended, and (d) the absence of any material adverse effect on Global’s business. Moreover, each party’s obligation to consummate the Merger is subject to certain other conditions, including the adoption of Global’s amended and restated articles of incorporation by Golbal’s shareholders to remove a limitation on the ownership of Common Stock by non-United States citizens, the accuracy of the other party’s representations and warranties (subject to certain materiality qualifiers) and the other party’s compliance with its covenants and agreements contained in the Merger Agreement (subject to certain materiality qualifiers).
While we cannot predict the exact timing of the effective time of the Merger or whether the Merger will be consummated, assuming timely satisfaction of necessary closing conditions, we anticipate that the Merger will be completed by or during the fourth quarter of 2011. The special meeting of Global’s shareholders to consider and vote upon a proposal to adopt the Merger Agreement will he held on Wednesday, November 30, 2011.
Under the Merger Agreement, in certain circumstances, we could be required to pay a termination fee of $30.0 million to Technip if the Merger Agreement is terminated.
Litigation Related to the Merger
Shortly after the announcement of the Merger, several putative class action lawsuits challenging the Merger were filed in the District Courts of Harris County, Texas, the District Court in the Parish of Calcasieu, Louisiana, and the United States District Court for the Southern District of Texas against various combinations of Global, Technip, Apollon, and the individual members of our board of directors. The complaints filed in those lawsuits generally allege, among other things, that the members of our board of directors breached their fiduciary duties owed to our public shareholders and Global by entering into the Merger Agreement, approving the Merger, failing to take steps to maximize our value to our public shareholders, ignoring alleged conflicts of interest, and issuing a preliminary proxy statement that omitted material information, and that Global and Technip aided and abetted such breaches of fiduciary duties. In addition, the complaints allege that the Merger improperly favors Technip and that certain provisions of the Merger Agreement unduly restrict our ability to negotiate with other potential bidders. The complaints generally seek, among other things, declaratory and injunctive relief concerning the alleged fiduciary breaches, injunctive relief prohibiting the defendants from consummating the Merger and other forms of equitable relief.

On October 27, 2011, the parties to all of these actions entered into a memorandum of understanding setting forth the terms and conditions of an agreement in principle to resolve all of the claims relating to the merger in exchange for the inclusion of certain supplemental disclosures in the definitive proxy statement which was filed by Global on October 28, 2011. The memorandum of understanding provides, among other things, that the parties will execute and submit to the District Court of Harris County, Texas for review and approval a stipulation of settlement, that the actions will be dismissed with prejudice on the merits, that defendants will receive a general release from any and all claims relating to, among other things, the Merger, the Merger Agreement and any disclosures made in connection therewith, and that the settlement is conditioned on, among other things, consummation of the Merger, completion of certain confirmatory discovery, class certification and final approval by the District Court of Harris County, Texas following notice to the shareholders of Global Industries. In connection with the settlement, Global Industries or its successor-in-interest has agreed to pay, subject to court approval, an award of fees and expenses to plaintiffs’ counsel in an amount of $837,500.
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
Quarter Ended September 30, 2011 Compared to Quarter Ended September 30, 2010

	Three months ended September 30
	2011		2010
		% of		% of	% Change
	(Thousands)	Revenue	(Thousands)	Revenue	(Unfavorable)
Revenues	$67,148	100.0%	$189,501	100.0%	(64.6)%
Cost of operations	89,926	133.9	179,707	94.8	50.0

Gross profit (loss)	(22,778)	33.9	9,794	5.2	(332.6)
Goodwill impairment	—	—	37,388	19.7	100.0
Loss (gain) on asset disposals and impairments	(28)	—	(23,271)	12.3	(99.9)
Relocation costs	—	—	838	0.4	100.0
Selling, general and administrative expenses	18,544	27.6	16,633	8.8	(11.5)
Equity in (earnings) of unconsolidated affiliate	(3,158)	4.7	—	—	n/m

Operating income (loss)	(38,136)	56.8	(21,794)	11.4	(75.0)

Interest income	44	0.1	516	0.3	(91.5)
Interest expense	(1,989)	3.0	(2,649)	1.4	24.9
Gain on sale of investment in subsidiaries	47,848	71.3	—	—	n/m
Other income (expense), net	(1,804)	2.7	1,275	0.6	(241.5)

Income (loss) before income taxes	5,963	8.9	(22,652)	11.9	126.3
Income tax expense (benefit)	1,491	2.2	5,067	2.7	70.6

Net income (loss)	4,472	6.7	(27,719)	14.6	116.1
Net income attributable to noncontrolling interest	—	—	139	0.1	(100.0)

Net income (loss) attributable to Global Industries, Ltd.	$4,472	6.7%	$(27,858)	14.7%	116.1

n/m=not meaningful
Revenues — Revenues decreased by 65% to $67.1 million for the third quarter of 2011, compared to $189.5 million for the third quarter of 2010. This decrease was primarily due to lower project activity in both reporting segments. For a detailed discussion of revenues and income (loss) before taxes for each reporting segment, see “Segment Information” below.
Gross Profit (Loss) — Gross loss for the third quarter of 2011 was $22.8 million, compared to gross profit of $9.8 million for the third quarter of 2010. This change was primarily due to lower revenues attributable to decreased project activity and higher non-recovered vessel costs due to lower vessel utilization. In addition, the Global 1200 was fully in service in 2011 and we incurred startup costs for the Global 1201 in the third quarter of 2011, compared to minimal costs related to the Global 1200 in the third quarter of 2010.
Goodwill Impairment — In the third quarter of 2010, we recognized a goodwill impairment of $37.4 million. Of the total impairment, $1.1 million was related to our North America region and $36.3 million was related to our Latin America region.
Loss (Gain) on Asset Disposals and Impairments — Gain on asset disposals and impairments was $0.03 million, for the third quarter of 2011, compared to $23.3 million for the third quarter of 2010. In the third quarter of 2011, we recorded minimal gains on the disposal of miscellaneous equipment. In comparison, in the third quarter of 2010 we recorded gains of $23.8 million on the sale of the Sea Constructor, Shawnee, Cheyenne, and Tornado. These gains were partially offset by a $0.5 million impairment of a diving system.
Selling, General and Administrative Expenses — Selling, general and administrative expenses increased by $1.9 million to $18.5 million for the third quarter of 2011, compared to $16.6 million for the third quarter of 2010, primarily due to increases of $2.9 million for legal and other professional fees associated with the pending merger with Technip. Partially offsetting these increases were decreased labor costs of $0.7 million in all regions except Latin America.
In the third quarter of 2010, we initiated a relocation and termination plan with a number of our employees located in our Carlyss, Louisiana office. Many of these employees were relocated to our Houston, Texas office as part of our plan to create a centralized organization structure. We recorded $0.8 million in relocation and severance expenses related to this plan in the third quarter of 2010.
Interest Income — Interest income decreased to $.04 million for the third quarter of 2011, compared to $0.5 million for the third quarter of 2010, primarily due to lower interest rates.
Interest Expense — Interest expense decreased by $0.6 million to $2.0 million for the third quarter of 2011, compared to $2.6 million for the third quarter of 2010, primarily due to a reversal of interest expense on uncertain tax positions.
Gain on sale of investment in subsidiaries — In the third quarter of 2011, we sold our investment in our two Malaysian operating subsidiaries resulting in a gain of $47.8 million. See Note 20 for additional information regarding the sale of the subsidiaries.
Other Income (Expense), net — Other expense, net was $1.8 million for the third quarter of 2011 compared to other income, net of $1.3 million for the third quarter of 2010. In the third quarter of 2011, we recognized $2.8 million in losses related to foreign currency exchange transactions, partially offset by the sale of scrap, compared to $0.9 million in gains related to foreign currency exchange transactions in the third quarter of 2010.
Income Taxes — Our effective tax rate for the third quarter of 2011 was 25.0% compared to (22.4)% for the third quarter of 2010. The increase in our effective tax rate was primarily due to the $47.8 million gain on the sale of our investment in two operating subsidiaries in Malaysia in the third quarter of 2011. In comparison, in the third quarter of 2010, we incurred losses in high tax jurisdictions that were fully tax benefitted which were partially offset by income in low tax jurisdictions and the goodwill impairment in Latin America that was not fully tax benefitted. In addition, the change in the effective tax rate from 58.2% for the six months ended June 30, 2010 to 32.3% for the nine months ended September 30, 2010 resulted in a cumulative tax adjustment of $12.4 million for the third quarter of 2010.
Segment Information — The following sections discuss the results of operations for each of our reportable segments for the quarters ended September 30, 2011 and 2010.
Construction and Installation
Revenues were $37.3 million for the third quarter of 2011, compared to $144.4 million for the third quarter of 2010. The decrease of $107.1 million was primarily due to overall lower project activity. Activity during the third quarter of 2011 consisted of five projects—two in Mexico and three in the U.S. Gulf of Mexico. In comparison, the activity during the third quarter of 2010 consisted of thirteen projects—nine in the U.S. Gulf of Mexico, one in Malaysia, two in Mexico, and one in Brazil. Income before taxes was $13.8 million for the third quarter of 2011 compared to loss before taxes of $38.2 million for the third quarter of 2010. This improvement of $52.0 million was primarily due to the $47.8 million gain recognized on the sale of our investment in our two Malaysian operating subsidiaries. Partially offsetting this gain were (i) lower project margins attributable to lower overall pricing and (ii) higher non-recovered vessel costs primarily related to the Global 1200, which was placed in service in the first quarter of 2011, and the startup costs related to the Global 1201. The third quarter of 2010 was negatively impacted by the goodwill impairment of $37.4 million, partially offset by $12.2 million in gains recorded on the sale of the Sea Constructor and Shawnee.
Other Offshore Services
Revenues were $29.8 million for the third quarter of 2011 compared to $45.1 million for the third quarter of 2010. The decrease of $15.3 million was primarily due to lower project activity. Income before taxes was $1.7 million for the third quarter of 2011 compared to $21.8 million for the third quarter of 2010. This decrease of $20.1 million was primarily due to lower revenues and higher non-recovered vessel costs due to lower vessel utilization. The third quarter of 2010 benefitted from $11.6 million in gains recorded on the sale of the Cheyenne and Tornado.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

	Nine months ended September 30
	2011		2010
		% of		% of	% Change
	(Thousands)	Revenue	(Thousands)	Revenue	(Unfavorable)
Revenues	$270,069	100.0%	$418,080	100.0%	(35.4)%
Cost of operations	320,962	118.8	405,352	97.0	20.8

Gross profit (loss)	(50,893)	18.8	12,728	3.0	(499.9)
Goodwill impairment	—	—	37,388	8.9	100.0
Loss (gain) on asset disposals and impairments	(7,053)	2.6	(12,483)	3.0	(43.5)
Relocation costs	—	—	838	0.2	100.0
Selling, general and administrative expenses	52,377	19.4	51,572	12.3	(1.6)
Equity in (earnings) of unconsolidated affiliate	(3,158)	1.2	—		n/m

Operating income (loss)	(93,059)	34.4	(64,587)	15.4	(44.1)

Interest income	1,253	0.4	1,249	0.3	0.3
Interest expense	(6,972)	2.5	(7,308)	1.8	4.6
Gain on sale of investment in subsidiaries	47,848	17.7	—		n/m
Other income (expense), net	(775)	0.3	269	0.1	(388.1)

Income (loss) before income taxes	(51,705)	19.1	(70,377)	16.8	26.5
Income tax expense (benefit)	4,227	1.6	(22,706)	5.4	(118.6)

Net income (loss)	(55,932)	20.7	(47,671)	11.4	(17.3)
Net income attributable to noncontrolling interest	714	0.3	139	—	413.7

Net income (loss) attributable to Global Industries, Ltd.	$(56,646)	21.0%	$(47,810)	11.4%	(18.5)%

n/m=not meaningful
Revenues — Revenues decreased by 35% to $270.1 million for the nine months ended September 30, 2011, compared to $418.1 million for the nine months ended September 30, 2010. This decrease was primarily due to lower project activity in both reporting segments. For a detailed discussion of revenues and income before taxes for each reporting segment, see “Segment Information” below.
Gross Profit (Loss) — Gross loss for the nine months ended September 30, 2011 was $50.9 million, compared to gross profit of $12.7 million for the nine months ended September 30, 2010. This $63.6 million change was primarily due to lower revenues attributable to decreased project activity, lower overall project margins, and higher non-recovered vessel costs primarily attributable to the Global 1200 and Global 1201. The Global 1200 was placed in service in February 2011 with only one project in 2011 and we incurred startup costs related to the Global 1201 during the nine months ended September 2011. During the first nine months of 2011, we settled a disputed liability of $2.9 million related to costs on past projects for $0. This settlement partially offsets the lower project margins for 2011.
Goodwill Impairment — During the nine months ended September 30, 2010, we recognized a goodwill impairment of $37.4 million. Of the total impairment, $1.1 million was related to our North America region and $36.3 million was related to our Latin America region.
Loss (Gain) on Asset Disposals and Impairments — Gain on asset disposals and impairments, net of losses, was $7.1 million for the nine months ended September 30, 2011, compared to $12.5 million for the nine months ended September 30, 2010. During the nine months ended September 30, 2011, we recorded gains of $9.3 million on the sale of the Cherokee, a DLB, and $3.6 million on the sale of equipment on the Titan II as a result of the termination of its lease. In addition, we recorded impairments of $5.5 million upon the re-measurement of fair value of our Assets held for sale. In comparison, during the nine months ended September 30, 2010, we recorded gains of $23.8 million on the sale of the Sea Constructor, Shawnee, Cheyenne, and Tornado. These gains were partially offset by impairments of $6.2 million on the Hercules reel and two DSVs, the Sea Cat and Sea Fox, upon classification of these assets to Assets held for sale, and a dive system. In addition, we recorded impairments of $5.2 million on the Subtec 1 and other equipment, related to our ongoing evaluation of Assets held for sale.

Selling, General and Administrative Expenses — Selling, general and administrative expenses increased to $52.4 million for the nine months ended September 30, 2011 compared to $51.6 million for the nine months ended September 30, 2010, primarily due to a $4.0 million increase in our legal and professional fees primarily associated with the pending merger with Technip. The first nine months of 2010 benefitted from a $0.5 million reimbursement of legal fees from our insurance providers. Partially offsetting these increases was a $2.8 million decrease in equity compensation.
During the nine months ended September 30, 2010, we initiated a relocation and termination plan with a number of our employees located in our Carlyss, Louisiana office. Many of these employees were relocated to our Houston, Texas office as part of our plan to create a centralized organization structure. We recorded $0.8 million in relocation and severance expenses related to this plan during the nine months ended September 30, 2010.
Interest Income — Interest income increased slightly to $1.3 million for the nine months ended September 30, 2011, compared to $1.2 million for the nine months ended September 30, 2010, primarily due to interest received during the nine months ended September 30, 2011 on a loan to a non-affiliated third party.
Interest Expense — Interest expense decreased by $0.3 million to $7.0 million for the nine months ended September 30, 2011, compared to $7.3 million for the nine months ended September 30, 2010, primarily due to the reversal of interest expense on uncertain tax positions, partially offset by a reduction in capitalized interest. Capitalized interest for the nine months ended September 30, 2011 was $12.6 million compared to $13.4 million for the nine months ended September 30, 2010, primarily due to the placement in service of the Global 1200 in February 2011.
Gain on sale of investment in subsidiaries — During the nine months ended September 30, 2011, we sold our investment in our two Malaysian operating subsidiaries resulting in a gain of $47.8 million. See Note 20 for additional information regarding the sale of the subsidiaries.
Other Income (Expense), net — Other expense, net was $0.8 million for the nine months ended September 30, 2011 compared to other income, net of $0.3 million for the nine months ended September 30, 2010. During the nine months ended September 30, 2011, we recognized $2.4 million in losses related to foreign currency exchange transactions partially offset by $1.0 million in sales of scrap and other miscellaneous materials. In comparison, we recognized $0.9 million in gains related to foreign currency exchange transactions during the nine months ended September 30, 2010, partially offset by a $0.5 million loss on the sale of auction rate securities.
Income Taxes — Our effective tax rate for the nine months ended September 30, 2011 was (8.2)% as compared to 32.3% for the nine months ended September 30, 2010. In 2010, we had losses in high tax jurisdictions that were tax benefitted partially offset by income in low tax jurisdictions and the goodwill impairment that was not fully tax benefitted. In 2011, we have losses in tax jurisdictions that could not be benefitted, a valuation allowance on certain foreign tax credit carryforwards, and gains on the sale our investment in two Malaysian subsidiaries.
Segment Information — The following sections discuss the results of operations for each of our reportable segments for the nine months ended September 30, 2011 and 2010.
Construction and Installation
Revenues were $198.4 million for the nine months ended September 30, 2011 compared to $297.5 million for the nine months ended September 30, 2010. The decrease of $99.1 million was primarily due to lower project activity. Loss before taxes was $18.2 million for the nine months ended September 30, 2011 compared to $61.3 million for the nine months ended September 30, 2010. This improvement in loss before taxes of $43.1 million was primarily due to the $47.8 million gain recorded on the sale of our investment in two Malaysian operating subsidiaries. Partially offsetting this gain, were lower project margins attributable to lower pricing and higher non-recovered vessel costs primarily attributable to the Global 1200 and Global 1201. During the first nine months of 2011, the Global 1200 was placed in service with only one project and we incurred $4.2 million in startup costs related to the Global 1201. In addition, during the nine months ended September 30, 2011, we recorded total losses of $12.0 million on the L59, L56 and L57 projects in Mexico and the Who Dat and McMoran projects in the Gulf of Mexico due to increased costs. These losses were partially offset by the combined improvement of $9.8 million on the L58 project in Mexico and the DPE project in UAE and the settlement of a disputed liability of $2.6 million related to costs on past projects. In addition, we recorded a $9.3 million gain on the sale of the Cherokee and a $3.6 million gain on the sale of the equipment on the Titan II as a result of the termination of its lease. These gains were partially offset by the $5.5 million impairment on the revaluation of our Assets held for sale. During the nine months ended September 30, 2010, we recorded impairments of $37.4 million on goodwill and $9.1 million related to the ongoing evaluation of our Assets held for sale. These impairments were partially offset by $12.2 million in gains on the sale of the

Sea Constructor and Shawnee and $4.5 million in the favorable settlement of change orders on the Berri and Qatif project in Saudi Arabia.
Other Offshore Services
Revenues were $71.6 million for the nine months ended September 30, 2011 compared to $120.6 million for the nine months ended September 30, 2010. The decrease of $49.0 million was primarily due to lower project activity and decreased vessel utilization. Loss before taxes was $10.9 million for the nine months ended September 30, 2011 compared to income before taxes of $13.6 million for the nine months ended September 30, 2010. This change of $24.5 million was primarily attributable to lower project activity. During the first nine months of 2011, higher non-recovered vessel costs due to decreased vessel utilization attributable to lower project activity were partially offset by the settlement of a disputed liability of $0.3 million related to costs on past projects. The first nine months of 2010 benefitted from the $11.6 million gain on the sale of the Cheyenne and Tornado, partially offset by impairments of $2.4 million related to a dive system and our ongoing evaluation of Assets held for sale.
Vessel Utilization
The following table summarizes the worldwide utilization of our major construction vessels and multi-service vessels for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
Major construction vessels	16.1%	51.7%	20.5%	30.7%
Multi-service vessels	60.5	83.6	50.3	64.5
Combined utilization	35.8	62.4	32.7	41.4
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
For the remainder of 2011, our focus remains on successful execution of our projects, successful integration of the Global 1200 into our fleet, building additional backlog, retaining and/or hiring key personnel, and cash conservation. We continue to pursue new work; however, we have not yet been successful in obtaining new project awards sufficient for the size of our existing operations. To the extent that we are not successful in building sufficient backlog, further cost cutting and cash conservation measures could be required, including closing offices, stacking idle vessels, asset sales and reducing our work force further.
As of September 30, 2011, our backlog totaled approximately $228.2 million ($212.0 million for construction and installation projects and $16.2 million for other offshore service projects) compared to $274.5 million ($260.6 million for construction and installation projects and $13.9 million for other offshore service projects) as of September 30, 2010. Of the total backlog, $51.4 million is scheduled to be performed in 2011. The amount of our backlog for other offshore service projects is not a reliable indicator of the level of demand for our services due to the prevalence of short-term contractual arrangements in that segment.

Liquidity and Capital Resources
Cash Flow
Cash and cash equivalents were $168.5 million as of September 30, 2011, compared to $349.6 million as of December 31, 2010, a decrease of $181.1 million. The primary uses of cash during the nine months ended September 30, 2011 were for funding operating activities, capital projects, purchase of marketable securities, and increases in restricted cash requirements related to the cash collateralization of our outstanding letters of credit.
Operating activities used $129.4 million of net cash during the nine months ended September 30, 2011, compared to providing $61.1 million of net cash during the nine months ended September 30, 2010. This increase in net cash used in operating activities reflects a net loss from operations and an increase in working capital. Changes in operating assets and liabilities used $53.5 million during the nine months ended September 30, 2011, compared to providing $58.4 million during the nine months ended September 30, 2010. Contributing to the decrease in changes in operating assets and liabilities were increases in prepaid expenses and decreases in accounts payable, partially offset by decreases in accounts receivable.
Investing activities used $44.2 million of net cash during the nine months ended September 30, 2011, compared to $53.0 million during the nine months ended September 30, 2010. During the nine months ended September 30, 2011, we used $60.7 million to purchase property and equipment, $31.4 million to purchase marketable securities and $13.9 million to meet cash collateralization requirements related to our Revolving Credit Facility as discussed below. In comparison, during the nine months ended September 30, 2010, we used $132.3 million to purchase property and equipment, partially offset by cash provided from the sale of marketable securities of $41.4 million and proceeds from the sale of assets of $35.5 million.
Financing activities used $5.0 million of net cash during the nine months ended September 30, 2011, compared to $31.2 million during the nine months ended September 30, 2010. During the nine months ended September 30, 2011, we used $4.0 million to pay down long-term debt. In comparison, during the nine months ended September 30, 2010, we used $26.0 million to pay long-term payables related to the purchase of property and equipment.
Contractual Obligations
The information below summarizes the contractual obligations as of September 30, 2011 primarily for the Global 1200 and 1201, which represent contractual agreements with third party service providers to procure material, equipment and services for the construction and/or operation of these vessels.

(In thousands)
Less than 1 year	$53,102
1 to 3 years	1,097

Total	$54,199

Liquidity Risk
Our Revolving Credit Facility provides a borrowing capacity of up to $150.0 million. As of September 30, 2011, we had no borrowings against the facility and $14.9 million of letters of credit outstanding thereunder. Due to the sale of vessels mortgaged under the Revolving Credit Facility, the effective maximum borrowing capacity under the Revolving Credit Facility was reduced.
On February 24, 2011, we amended our Revolving Credit Facility. The amendment allows us, at our option, to choose to cash collateralize our letter of credit exposure when covenant compliance, as defined in the Revolving Credit Facility, is not possible and thereby achieve compliance. During periods of cash collateralization, no borrowings, letters of credit, or bank guarantees unsecured by cash are permitted. As of September 30, 2011, we did not meet the financial covenants of the Revolving Credit Facility. Consequently, we have cash collateralized our outstanding letters of credit in order to achieve compliance and are currently unable to borrow under the Revolving Credit Facility.
If the Merger is not consummated, we expect that we would need to refinance or replace our Revolving Credit Facility during the second half of 2012.

Liquidity Outlook
Our liquidity position could affect our ability to bid on and accept projects, particularly where the project requires a letter of credit, which could have a material adverse effect on our future results. Further, a significant amount of our expected operating cash flows is based upon projects which have been identified, but not yet awarded. If we are not successful in converting a sufficient number of our bids into project awards, we may have insufficient liquidity to meet all working capital needs and may have to postpone or cancel capital expenditures and/or take other actions to reduce expenses, including closing offices, stacking idle vessels, selling assets, and further reducing our workforce. Moreover, our current financial projections indicate that we will continue to be required to cash collateralize our letters of credit exposure to comply with the terms of our Revolving Credit Facility. However, throughout the remainder of 2011, we expect that balances of cash and cash equivalents, supplemented by cash generated from operations, will be sufficient to fund operations (including increases in working capital required to fund any increases in activity levels), scheduled debt retirement, and currently planned capital expenditures, including any requirement to cash collateralize letters of credit.
Capital expenditures for the remainder of 2011 are expected to be between $70 million and $80 million. This range includes expenditures for the Global 1201, including capitalized interest related thereto, two new saturation diving systems, and various vessel upgrades. In addition, we will continue to evaluate the divesture of assets and vessel acquisitions as we deem appropriate.
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
Interest Rate Risk
We are exposed to changes in interest rates with respect to our investments in cash equivalents and marketable securities. Our investments consist primarily of corporate and municipal bonds, commercial paper, bank certificates of deposit, money market funds, and fixed deposits. These investments are subject to changes in short-term interest rates. We invest in high grade investments with a credit rating of AA-/Aa3 or better, with a main objective of preserving capital. A 0.25% increase or decrease in the average interest rate of our cash equivalents and marketable securities at September 30, 2011 would have an approximate $0.5 million impact on our pre-tax annualized interest income.
Foreign Currency Risk
As of September 30, 2011, our contractual obligations under a long-term vessel charter will require the use of approximately 54.3 million Norwegian kroners (or $9.4 million as of September 30, 2011) over the next nine months. We have hedged 48.1 million of our non-cancelable Norwegian kroner commitments related to this charter, and consequently, gains and losses from forward foreign currency contracts will be substantially offset by gains and losses from the underlying commitment. A 1% increase in the value of the Norwegian kroner at September 30, 2011 would have a negligible impact on the dollar value of the remaining 6.2 million unhedged commitments.
As of September 30, 2011, we were committed to purchase certain equipment which will require the use of 1.2 million Euros (or $1.7 million as of September 30, 2011) over the next year. A 1% increase in the value of the Euro at September 30, 2011 would have a negligible impact on the dollar value of these commitments.
The estimated cost to complete capital expenditure projects in progress at September 30, 2011 will require an aggregate commitment of 18.6 million Singapore dollars (or $14.3 million as of September 30, 2011). We have entered into forward contracts to purchase 7.5 million Singapore dollars to hedge certain purchase commitments related to the construction of the Global 1201. A 1% increase in the value of the Singapore dollar at September 30, 2011 will increase the dollar value of the remaining 11.1 million unhedged commitments by approximately $0.1 million.

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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
The information set forth under the heading “Investigations and Litigation” in Note 12, “Commitments and Contingencies,” to our condensed consolidated financial statements included in this Quarterly Report is incorporated by reference into this Item 1.
Item 1A. Risk Factors.
The following risk factors have arisen since the beginning of the fiscal year. For a discussion of other events that could adversely affect our business, results of operations and financial condition, if they were to occur, see Item 1A “Risk Factors” other in our Annual Report on Form 10-K for the year ended December 31, 2010.
Failure to complete the Merger with Technip could negatively impact our stock price, future business and financial results.
On September 11, 2011, Global, Technip and Apollon entered into the Merger Agreement, pursuant to which Apollon will merge with and into Global with Global surviving the Merger as a wholly-owned subsidiary of Technip. At the effective time of the Merger, each outstanding share of Common Stock (other than shares in treasury of Global or owned by Technip, Apollon, or any of their affiliates) will be automatically cancelled and converted into the right to receive the Merger Consideration.
Consummation of the Merger is subject to customary conditions, including (a) approval of the Merger Agreement by Global’s shareholders, (b) antitrust clearance in Mexico, (c) approval by the Committee on Foreign Investments in the United States under the Exon-Florio Amendment, as amended, and (d) the absence of any material adverse effect on Global’s business. Moreover, each party’s obligation to consummate the Merger is subject to certain other conditions, including the adoption of Global’s amended and restated articles of incorporation by Global’s shareholders to remove a limitation on the ownership of Common Stock by non-United States citizens, the accuracy of the other party’s representations and warranties (subject to certain materiality qualifiers) and the other party’s compliance with its covenants and agreements contained in the Merger Agreement (subject to certain materiality qualifiers).
If the Merger is not completed, we will be subject to certain risks including the following:
•	a decline in the price of our common stock, as the current price may reflect a market assumption that we will complete the Merger;
•	payment of a termination fee of $30.0 million to Technip under certain circumstances if the Merger Agreement is terminated;
•	certain costs relating to the Merger Agreement, including certain investment banking, financing, legal and accounting fees and expenses, must be paid even if the Merger is not completed; and
•	we would continue to face the risks that we currently face as an independent company.
Our business could be adversely impacted as a result of the uncertainty related to the Merger with Technip.
The Merger could cause disruptions to our business or business relationships, which could have an adverse impact on our financial condition, results of operations and cash flows. For example, our business could be affected by the following risks related to the uncertainty of the Merger:
•	the failure to obtain required regulatory or other approvals in connection with the Merger, or delays in obtaining or adverse conditions contained in any such approvals;
•	the failure to consummate the Merger or a delay in consummating the Merger for any reason;
•	risks that the Merger disrupts current plans and operations;

•	potential difficulties in attracting and retaining employees as a result of the Merger;

•	the outcome of any legal proceedings that have been or may be instituted against Global and/or others relating to the Merger, including the litigation disclosed under “Investigations and Litigation” in Note 12, “Commitments and Contingencies”; and
•	the diversion of management’s attention from our ongoing business concerns.
The Merger Agreement restricts our ability to pursue alternatives to the Merger.
The Merger Agreement contains “no shop” provisions that, subject to limited fiduciary exceptions, restrict our ability to initiate, solicit, encourage or facilitate, discuss, negotiate or accept a competing third party proposal to acquire all or a significant part of Global. Further, there are only a limited number of exceptions that would allow our board of directors to withdraw or change its recommendation to the holders of our Common Stock that they tender their shares of Common Stock and vote in favor of the adoption of the Merger Agreement. If our board of directors were able to take such actions as permitted by the Merger Agreement, doing so in specified situations could entitle Technip to terminate the Merger Agreement and be paid a termination fee of $30.0 million. These restrictions could deter a potential acquirer from proposing an alternative transaction.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table details our purchases of equity securities during the third quarter of 2011.

			Total Number of Shares
			Purchased as Part of
	Total Number of Shares	Average Price Paid	Publicly Announced Plans
Period	Purchased(1)	per Share	or Programs
July 1, 2011 — July 31, 2011	2,207	$5.52	—
August 1, 2011 — August 31, 2011	14,109	3.75	—
September 1, 2011 — September 30, 2011	337	4.41	—

Total	16,653	4.00	—

(1)	Represents the surrender of shares of Common Stock to satisfy payments for withholding taxes in connection with stock grants or the vesting of restricted stock issued to employees under shareholder approved equity incentive plans.

Item 6. Exhibits.

	2.1 -	Agreement and Plan of Merger, dated as of September 11, 2011, among Global Industries, Ltd., Technip S.A. and Apollon Merger Sub B, Inc., incorporated by reference to Exhibit 2.1 to the registrant’s Form 8-K filed September 12, 2011.

	3.1 -	Amended and Restated Articles of Incorporation of registrant, incorporated by reference to Appendix A of registrant’s Definitive Schedule 14A filed April 7, 2010.

	3.2 -	Bylaws of registrant, as amended through October 31, 2007, incorporated by reference to Exhibit 3.2 to the registrant’s Form 10-K filed March 2, 2009.

*	31.1 -	Section 302 Certification of CEO, John B. Reed

*	31.2 -	Section 302 Certification of CFO, C. Andrew Smith

**	32.1 -	Section 906 Certification of CEO, John B. Reed

**	32.2 -	Section 906 Certification of CFO, C. Andrew Smith

**	101.INS -	XBRL Instance Document

**	101.SCH -	XBRL Taxonomy Extension Schema Document

**	101.CAL -	XBRL Taxonomy Extension Calculation Linkbase Document

**	101.LAB -	XBRL Taxonomy Extension Label Linkbase Document

**	101.PRE -	XBRL Taxonomy Extension Presentation Linkbase Document

**	101.DEF -	XBRL Taxonomy Extension Definition Linkbase Document

*	Included with this filing

**	Furnished herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

GLOBAL INDUSTRIES, LTD.
By:	/s/ C. Andrew Smith
C. Andrew Smith
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

November 4, 2011